Form 10-Q
period 1996-03-31
SYBASE INC
filed 1996-05-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996
                         Commission File Number 0-19395

                                  SYBASE, INC.
                                  (Registrant)

                     Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 94-2951005

                   6475 Christie Avenue, Emeryville, CA 94608

                        Telephone Number: (510) 922-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---

On April 30, 1996, 74,925,350 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                        Page

Part I:     Financial Information

   Item 1:     Financial Statements

   Condensed Consolidated Balance Sheets at March 31, 1996 and            3
   December 31, 1995.

   Condensed Consolidated Statements of Income for the                    4
   quarter ended March 31, 1996 and March 31,
   1995.

   Condensed Consolidated Statements of Cash Flows                        5
   for the quarter ended March 31, 1996 and
   March 31, 1995.

   Notes to Condensed Consolidated Financial Statements                   6

   Item 2:  Management's Discussion and Analysis of                       7
   Financial Condition and Results of Operations.

Part II:    Other Information

   Item 1:  Legal Proceedings                                            22

   Item 6:  Exhibits and Reports on Form 8-K.                            22


Signatures                                                               23

PART I
ITEM 1:  FINANCIAL STATEMENTS

                                  SYBASE, INC.
                                  ------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,                December 31,
    (In thousands, except share data)                           1996                       1995
                                                                ----                       ----
                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                   $167,838                  $180,877
    Short-term cash investments                                   36,226                    42,844
                                                                --------                  --------
              Total cash and short-term cash investments         204,064                   223,721

    Accounts receivable, net                                     204,958                   193,924
    Deferred income taxes                                         23,799                    24,947
    Other current assets                                          21,142                    18,905
                                                                --------                  --------
              Total current assets                               453,963                   461,497

Property, equipment and improvements, net                        199,977                   194,916
Deferred income taxes                                             16,088                    16,088
Capitalized software, net                                         20,169                    17,227
Other assets                                                      77,246                    76,564
                                                                --------                  --------
              TOTAL ASSETS                                      $767,443                  $766,292
                                                                ========                  ========


                                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $ 30,892                  $ 36,939
    Accrued compensation and related expenses                     35,839                    42,400
    Accrued income taxes                                          28,097                    28,373
    Other accrued liabilities                                     67,364                    75,215
    Deferred revenue                                             147,044                   138,264
                                                               ---------                  --------
              Total current liabilities                          309,236                   321,191

Other liabilities                                                  6,367                     5,452

Stockholders' equity:
    Preferred stock, $0.001 par value, 8,000,000
       shares authorized; none issued or outstanding                   -                         -
    Common stock, $0.001 par value, 200,000,000
       shares authorized; 74,525,823 shares issued
       and outstanding (1995-72,645,734)                              74                        72
    Additional paid-in capital                                   339,012                   315,064
    Retained earnings                                            118,181                   128,255
    Accumulated translation adjustments                           (5,427)                   (3,742)
                                                                --------                  --------
               Total stockholders' equity                        451,840                   439,649
                                                                --------                  --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $767,443                  $766,292
                                                                ========                  ========

See accompanying notes.

                                 SYBASE, INC.
                                 ------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Quarter Ended March 31,
                                                                   -----------------------
    (In thousands, except per share data)                    1996                            1995
                                                             ----                            ----
Revenues:
    License fees                                            $147,945                        $136,325
    Services                                                  95,719                          79,927
                                                            --------                        --------
              Total revenues                                 243,664                         216,252

Costs and expenses:
    Cost of license fees                                       7,117                           7,222
    Cost of services                                          56,139                          46,158
    Sales and marketing                                      130,293                         108,731
    Product development and engineering                       43,091                          35,366
    General and administrative                                18,726                          15,762
    Cost of merger                                                 0                          24,997
                                                            --------                        --------
              Total costs and expenses                       255,366                         238,236
                                                            --------                        --------


Operating income (loss)                                      (11,702)                        (21,984)

Other income and expense, net                                  2,494                           2,422
                                                            --------                        --------
Income (loss) before income taxes                             (9,208)                        (19,562)

Provision (benefit) for income taxes                          (2,302)                         (2,126)
                                                            --------                        --------
Net income (loss)                                            ($6,906)                       ($17,436)
                                                            ========                        ========
Net income (loss) per share                                   ($0.09)                         ($0.25)
                                                            ========                        ========
Shares used in per share computation                          73,630                          70,009
                                                            --------                        --------

See accompanying notes.

                                  SYBASE, INC.
                                  ------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     (In thousands)                                                              Quarter Ended March 31,
                                                                                 -----------------------
                                                                               1996                    1995
                                                                               ----                    ----
Cash and cash equivalents, beginning of year                                  $180,877              $  152,211

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                                            ($6,906)               ($17,436)

   Adjustments to reconcile net income to
       net cash provided by operating activities:
            Depreciation and amortization                                       23,348                  17,007
            Deferred income taxes                                                1,148                  (2,629)
            Changes in assets and liabilities:
                Accounts receivable                                            (12,114)                 (7,211)
                Other current assets                                            (2,213)                 (2,928)
                Accounts payable                                                (6,222)                  6,878
                Accrued compensation and related expenses                       (6,568)                 (5,888)
                Other accrued liabilities                                       (8,181)                 10,591
                Deferred revenues                                                8,780                  12,752
                Accrued income taxes                                              (276)                (14,660)
                Other                                                              874                  (1,878)
                                                                              --------              ----------
Net cash used for operating activities                                          (8,330)                 (5,402)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Purchases of available-for-sale cash investments                            (28,994)                 (5,211)
   Maturities of available-for-sale cash investments                            35,612                 (39,677)
   Sales of available-for-sale cash investments                                      0                  17,108
   Business combinations, net of cash acquired                                  (6,151)                  6,768
   Purchases of property, equipment and improvements                           (22,582)                (38,168)
   Capitalized software development costs                                       (4,683)                 (2,583)
   Decrease(increase) in other assets                                             (796)                  4,994
                                                                              --------              ----------
Net cash used for investing activities                                         (27,594)                (56,769)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                   23,950                  18,086
   Tax benefit of exercise of stock options                                                               (287)
                                                                              --------              ----------
Net cash provided by financing activities                                       23,950                  17,799

Effect of exchange rate changes on cash                                         (1,065)                  3,540
                                                                              --------              ----------
Net increase in cash and cash equivalents                                      (13,039)                (40,832)

Cash and cash equivalents, end of period                                      $167,838              $  111,379
                                                                              ========              ==========
Cash investments, end of period                                                 36,226                 119,650
                                                                              --------              ----------
Total cash, cash equivalents, and cash investments,
     end of period                                                            $204,064              $  231,029
                                                                              ========              ==========
Supplemental disclosures:
     Capital lease obligations incurred                                       $      0              $        0
                                                                              ========              ==========

     Interest paid                                                            $      0                    $320
                                                                              ========              ==========

     Income taxes paid                                                        $  4,702              $   14,409
                                                                              ========              ==========

See accompanying notes.

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements include the accounts of Sybase and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods stated. The condensed consolidated balance sheet as of December 31, 1995 has been prepared from the audited financial statements of the company.

         This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and notes included therein. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire fiscal year ended December 31, 1996.

2. On February 28, 1996 Sybase acquired Visual Components, Inc., a leading developer and marketer of components for software developers. Sybase issued 733,178 shares of its common stock for all the outstanding shares of common stock of Visual Components, Inc. and assumed outstanding options to acquire 135,496 common shares. The transaction has been accounted for as a pooling of interests. The operating results of Visual Components, Inc. prior to the combination have not been material. Therefore, prior period financial information of Sybase will not be restated.

3. Net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents consisting of stock options and warrants (using the treasury stock method).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 REVENUES:
 (Dollars in millions)

                                                                   Quarter         Quarter        Percent
                                                                    Ended           Ended          Change
                                                                   3/31/96          3/31/95
  License fees                                                     $147.9           $136.3            9%
    Percentage of total revenues                                       61%              63%


  Services                                                         $ 95.7            $79.9           20%
    Percentage of total revenues                                       39%              37%

  Total revenues                                                   $243.7          $216.3            13%

Total revenues for the first quarter of 1996 increased 13 percent to $243.7 million from the $216.3 million achieved in the first quarter of 1995. During the first quarter of 1996, the Company completed the acquisition of Visual Components, Inc. ("Visual"), a developer of reusable software components. This acquisition was accounted for as a pooling of interests. The revenues and results of operations of Visual prior to the acquisition were not material in relation to those of Sybase. Historical consolidated results of Sybase have not been restated for this acquisition. The impact of price changes on the increase in revenues during the first quarter of 1996 was not significant.

License fees increased 9 percent to $147.9 million in the first quarter of 1996, from $136.3 million recorded in the first quarter of last year. While the year-over-year increase in license fees of 9 percent in the first quarter of 1996 represented an improvement over the previous two quarters in which there was a decline in year-over-year license fees, the first quarter 1996 license fees did not meet the Company's expectations. License fees and, as a consequence, total revenues did not meet the Company's expectations due in part to a sales force reorganization that may have lengthened selling cycles and impacted the marketing of the Company's software products. The Company also recently announced a new organizational structure in which it has formed two business units -- the Enterprise Business Group and the Powersoft Business Group
- -- and given new responsibilities to several key executives in order to be more responsive to customers' changing requirements and to set the stage for more aggressive sales and marketing.

Services revenues grew 20 percent to $95.7 million in the first quarter of 1996, up from $79.9 million recorded in the year earlier period. This rate of growth was substantially lower than the 44% rate of year-over-year growth in services revenues for the 1995 fiscal year. Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products. Services revenues as a percentage of total revenues increased to 39 percent in the first quarter of 1996 from 37 percent in the first quarter of 1995, reflecting relatively higher growth in services revenues as compared with license revenue growth.

The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services. The Company expects services revenues to continue to increase modestly in absolute dollars in 1996, due partially to an expanding installed base of customers, and the commercial introduction of the System 11(TM) suite of products. However, as this is a forward-looking statement, future actual results may differ. See "Future Operating Results."

       GEOGRAPHICAL REVENUES:
       (Dollars in millions)

                                                           Quarter          Quarter      Percent
                                                            Ended            Ended        Change
                                                           3/31/96          3/31/95
        North American                                      $150.8           $134.8          12%
           Percentage of                                        62%              62%
             total revenues

        International:
           European                                         $ 59.3           $ 55.9           6%
             Percentage of                                      24%              26%
               total revenues
           Intercontinental                                 $ 33.6           $ 25.6          31%
             Percentage of                                      14%              12%
               total revenues
           Total international                              $ 92.9           $ 81.5          14%
             Percentage of                                      38%              38%
               total revenues

        Total revenues                                      $243.7           $216.3          13%

North American revenues (United States and Canada) grew 12 percent in the first quarter of 1996 to $150.8 million from $134.8 million in the first quarter of 1995. International revenues increased 14 percent in the same period to $92.9 million from $81.5 million in the year earlier period, with European revenues increasing 6 percent and Intercontinental revenues (principally Asia, Australia, and Latin America) increasing 31 percent. The Company attributes the slow rates of growth, particularly in North American and European revenues in the first quarter of 1996 compared to the first quarter of 1995, to the decline in the growth rate of license revenues and related causes discussed above and to a more competitive database market.

International revenues comprised 38 percent of total revenues in each of the first quarters of 1996 and 1995. The slightly stronger total international revenue growth rate in the first quarter of 1996 compared to the North American growth rate reflects expansion during 1995 of the Company's direct selling organization in existing and new international markets, as well as the effects of actions taken and investments made in expanding the Company's international organization. The consolidated results were not materially impacted by exchange rates during the first quarter of 1996 when compared to the same quarter of 1995. Although the Company takes into account changes in exchange rates over time in its pricing and strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "Future Operating Results."

       COSTS AND EXPENSES
       (Dollars in millions)

                                                     Quarter Ended    Quarter Ended     Percent
                                                        3/31/96          3/31/95         Change
        Cost of license fees                                $  7.1           $  7.2         (1)%
          Percentage of                                          5%               5%
            license fees

        Cost of services                                    $ 56.1           $ 46.2          22%
          Percentage of                                         59%              58%
            services revenues

        Sales and marketing                                 $130.3           $108.7          20%
          Percentage of                                         53%              50%
            total revenues

        Product development
         and engineering                                    $ 43.1           $ 35.4          22%

          Percentage of                                         18%              16%
            total revenues

        General and
         administrative                                      $18.7            $15.8          19%
         Percentage of                                           8%               7%
          total revenues

        Cost of Merger
          with Powersoft                                      $0.0            $25.0       (100)%
          Percentage of                                          0%              12%
            total revenues

Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation); amortization of capitalized software development costs; cost of acquired technologies; and third-party royalty costs, decreased slightly in absolute dollar amount in the first quarter of 1996 as compared to the first quarter of 1995, and represented 5 percent of license fees in each of the first quarters of 1996 and 1995. Cost of license fees remained essentially flat year-over-year in absolute dollars and as a percentage of license fees Amortization of capitalized software costs included in cost of license fees was $1.7 million in the first quarter of 1996, up from $1.3 million in the first quarter of last year.

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), increased slightly as a percentage of services revenues to 59 percent in the first quarter of 1996 from 58 percent in the first quarter of 1995. The increase in cost of services as a percentage of services revenues in the first quarter of 1996 is primarily due to the hiring of additional staff in the Company's customer service and support organization. The increase in absolute dollars in the first three months of 1996 compared to the first three months of 1995 reflects the expansion of the customer support and the professional services organizations, made in order to better support the growth in customer sites, to enable the migration of the Company's customer base to the latest versions of Sybase(R) database products, to gain a more geographically diverse customer base and to better enable customers to develop and deploy the Company's existing and new software products.

Sales and marketing. Sales and marketing expenses increased as a percentage of total revenues to 53 percent in the first quarter of 1996, from 50 percent in the first quarter of 1995 and also increased in absolute dollars. The increase in sales and marketing expenses as a percentage of total revenues is primarily the result of lower than expected license revenues realized in the first quarter of 1996 and, to a lesser extent, the implementation of a named account and indirect channels sales reorganization and the relatively fixed salary costs associated with increased hiring made to support the Company's new sales model.

The increase in sales and marketing expenses in absolute dollars in the first quarter of 1996 is attributable to the Company's investment in: reorganizing, building and training its direct sales and sales management organizations; supporting increased sales through indirect channels; and developing Sybase Open Solutions(TM) partners. Also in the first quarter of 1996, Sybase incurred marketing expenses relating to datawarehousing and to new marketing programs supporting launches and announcements of several new products such as Sybase IQ(TM) and S-Designor(R) 5.0 toolset. During the remainder of 1996, Sybase plans to make modest additional investments in sales and marketing in absolute dollars to put in place marketing programs to support new products.

Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) grew at a higher rate than revenues in the first three months of 1996 and, as a result, increased as a percentage of total revenues in the first quarter of 1996 to 18 percent from 16 percent in the first quarter of 1995. The increase in product development and engineering expenses as a percent of total revenues in the first quarter of 1996 is primarily the result of lower than anticipated license revenues realized in the first quarter of 1996. In absolute dollars, product development and engineering expenses in the first quarter of 1996 increased 22 percent over the first quarter of 1995. The increase in the first quarter of 1996 was the result of several major product development programs begun in 1995. Expenditures in the first quarter of 1996 were made to further develop the System 11(TM) suite of products, including enhancements to Sybase(R) SQL Server(TM), SQL Anywhere(TM), and Replication Server(R) products and certain other existing database products; the systems management tools products, including SQL Server Manager(TM) for Windows; the Company's interoperability products, including Enterprise CONNECT(TM) products; application development tools, including the forthcoming PowerBuilder(R) 5.0; and Sybase New Media products. The Company capitalized approximately $2.9 million and $2.6 million of software development costs in the first quarter of 1996 and 1995, respectively, representing 6 percent and 7 percent of gross product development and engineering expenditures, respectively. The increase in capitalization of product development and engineering expenditures for the first quarter of 1996 reflects major development programs such as SQL Server 11 for DEC and NT platforms, Sybase IQ, Sybase MPP(TM), PowerBuilder 5.0 and Optima++(TM), all of which achieved technological feasibility for purposes of capitalization. The Company believes that product development and engineering expenditures are essential to maintaining its position as a technology and product leader and have contributed to growth in its revenues in the enterprise client-server RDBMS and tools software markets. The Company expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and administrative. General and administrative expenses increased slightly both in absolute dollars and as a percentage of total revenues to 8 percent in the first quarter of 1996 versus 7 percent in the first quarter of 1995. The increase in general and administrative expenses as a percentage of total revenues in the first quarter of 1996 is primarily the result of lower than anticipated license revenues and, to a lesser extent, a slower rate of growth in services revenues. The absolute dollar increases in general and administrative expenses resulted primarily from increased investments in systems infrastructure intended to support the Company's planned growth, and from the lingering effects of several acquisitions made over the last two years.

Cost of merger. In the first quarter of 1995, the Company charged to operations estimated one-time costs related to the merger with Powersoft of approximately $25.0 million, a substantial portion of which are nondeductible for income tax purposes. These costs consisted primarily of investment banking and professional fees and other direct costs associated with the merger. See "Future Operating Results."

        OPERATING INCOME:
        (Dollars in millions)

                                                          Quarter            Quarter      Percent
                                                           Ended              Ended        Change
                                                          3/31/96              3/31/95
        Operating income (loss)
           before one-time charges                         ($11.7)             $3.0         *
             Percentage of total revenues                      (5)%               1%
        Operating income (loss)
           after one-time charges                          ($11.7)           ($22.0)       47%
             Percentage of total revenues                      (5)%             (10)%

- ---------------
* Not meaningful

The Company incurred an operating loss of $11.7 million in the first quarter of 1996. This compares with $3.0 million of operating income in the first quarter of 1995 before a one-time, pre-tax charge of $25 million related to the merger with Powersoft. The substantial decrease in operating income and margins in the first quarter of 1996 compared to the first quarter of 1995 results from the operating factors described above.

        INTEREST INCOME AND INTEREST EXPENSE AND OTHER (NET)
        (Dollars in millions)

                                                     Quarter Ended    Quarter Ended    Percent
                                                        3/31/96          3/31/95        Change
        Interest income                                       $2.6             $2.9      (11)%
          Percentage of total revenues                           1%               1%

        Interest expense and other, net                       $0.1             $0.5      (83)%
          Percentage of total revenues                           0%               0%

Interest income consists primarily of interest earned on investments. Interest expense and other (net) includes interest expense from capital lease obligations incurred in prior years, bank fees and expenses, net gains and losses resulting from the Company's foreign currency exposures and hedging activities and the related cost of foreign exchange hedging. The decrease in interest income in absolute dollars in the first quarter of 1996 is due to smaller average invested cash balances in the first quarter of 1996 than in the year earlier period, as well as to modestly lower interest rates. Net foreign exchange gains and losses resulting from the Company's hedging activities were immaterial for all periods covered.

        PROVISION (CREDIT) FOR INCOME TAXES:
        (Dollars in millions)

                                                     Quarter Ended    Quarter Ended   Percent
                                                        3/31/96          3/31/95       Change
        Provision (credit) for
            income taxes                                    ($2.3)           ($2.1)       8%

The Company recorded income tax credits of $2.3 million and $2.1 million in the first quarters of 1996 and 1995, respectively.

Realization of the Company's net deferred tax assets, which total $39.9 million at March 31, 1996, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have an impact on the Company's effective tax rate in future periods. See "Future Operating Results."

        NET INCOME/(LOSS) AND NET INCOME/(LOSS) PER SHARE:
        (in millions, except per share amounts)

                                                                  Quarter       Quarter     Percent
                                                                   Ended         Ended       Change
                                                                  3/31/96       3/31/95
        Net income (loss)                                          ($6.9)       ($17.4)         *
          Percentage of                                               (3)%          (8)%
            total revenues

        Net income  (loss)
            per share                                             ($0.09)       ($0.25)         *

        Shares used in
            per share
            computation                                             73.6          70.0         5%

- ----------------
* Not meaningful

The Company incurred a net loss in the first quarter of 1996 of $6.9 million, or $0.09 per share, compared to a net loss of $17.4 million, or $0.25 per share in the first quarter of 1995. Shares used in the per share computation increased 5 percent in the first quarter of 1996 from the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in millions)

                                                                Quarter       Quarter       Percent
                                                                  Ended         Ended        Change
                                                                 3/31/96      3/31/95
        Working capital                                           $144.7       $174.1         (17)%

        Cash, cash equivalents and
              short-term investments                              $204.1       $231.0         (12)%

        Net cash used for
              operating activities                                $  8.3       $  5.4           54%

        Net cash used for investing
              activities                                          $ 27.6       $ 56.8         (51)%

        Net cash provided by
              financing activities                                $ 24.0       $ 17.8           35%

Net cash used for operating activities was $8.3 million in the first quarter of 1996 compared to $5.4 million in the first quarter of 1995. Net cash used for operating activities during the first quarter of 1996 reflects a net loss of $6.9 million. Additionally, increased net cash used for operating activities results from an increase in accounts receivable of $12.1 million in the first quarter of 1996 compared to an increase of $7.2 million in the first quarter of 1995, and a decrease of accounts payable, and other accrued liabilities of $6.2 million and $8.2 million, respectively, in the first quarter of 1996 compared to an increase of $6.9 million and $10.6 million, respectively, in the year earlier period. Partially offsetting the above was an increase in depreciation and amortization to $23.3 million in the first quarter of 1996 from $17.0 million in the first quarter of 1995, and an increase of deferred revenues of $8.9 million in the first quarter of 1996 compared to an increase of $12.8 million in the first quarter of 1995.

Net cash used for investing activities decreased to $27.6 million in the first quarter of 1996 compared to $56.8 million in the first quarter of 1995. Investing activities included capital expenditures of $22.6 million in the first three months of 1996 compared to $38.2 million in the first three months of 1995, which reflect expenditures required to support the Company's growing employee base around the world and systems and infrastructure investments. During these periods and due in part to several acquisitions, the number of Sybase employees increased to 5,970 at the end of March 1996, from 5,440 at the end of March 1995. Additionally, investing activities included cash used for business combinations of $6.2 million (net of cash acquired) during the first quarter of 1996 compared to $6.8 million provided during the year earlier period. During the first quarter of 1996 there was a net decrease in cash investments in the amount of $6.6 million compared to a net increase in cash investments in the amount of $27.8 million in the year earlier period.

Net cash provided by financing activities for the first quarter of 1996 was $24.0 million compared to $17.8 million in the first quarter of 1995. Financing activities in both periods consisted of the issuance of common stock upon the exercise of employee stock options, the sale of shares through employee stock purchase plans, and the tax benefit associated with the exercise of stock.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of March 31 1996, the Company had identifiable assets totaling $137.9 million associated with its European operations and $82.2 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposures from short-term intercompany payables and receivables denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Sybase Board of Directors (see Note 2 of Notes to Consolidated Financial Statements of 1995 Sybase Annual Report). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As these net assets are considered by Sybase, the U.S. parent company, to be a permanent investment in each subsidiary, the foreign currency translation gains and losses are reflected in stockholders' equity accumulated foreign currency translation adjustments.

Cash, cash equivalents, and cash investments totaled $204.1 million at March 31, 1996, compared to $231.0 million at March 31, 1995.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs, for the foreseeable future.

FUTURE OPERATING RESULTS

         The Company's future operating results may vary substantially from period to period. The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of that third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1996. Failure to achieve revenue, earnings and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company's rate of year-over-year growth slowed significantly in each of the four quarters of 1995 and first quarter of 1996 compared to the year earlier periods. The Company may not achieve in the future the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the client/server software industry.

       In late 1995 and early 1996 the Company implemented a variety of changes to the sales organization, including a new sales model, changes to the sales compensation programs and an increased focus on sales through indirect channels. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. The Company believes that these changes may have contributed in part to the lower than expected revenues in the first quarter of 1996. In the second quarter of 1996, the Company announced several other management and organizational changes, including changes in the senior management of the sales organization and the grouping of products and certain product-related services into two major business groups, the Enterprise Business Group and the Powersoft Business Group. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results, and could materially adversely affect productivity, expenses and revenues.

         The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and will continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. In particular, due to a variety of factors, the Company's stock price declined significantly during the third quarter of 1994, the second quarter of 1995 and the first quarter of 1996. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

         An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Many of the Company's international subsidiaries have been only recently acquired or formed. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

        The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Systems Corporation, Informix Corporation, Microsoft Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources and a larger installed base than the Company. Each of Informix, IBM, Microsoft and Oracle has announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products introduced by existing or future competitors could increase the competition faced by the Company's products, and result in greater price pressure on certain of the Company's database products, especially to the extent that market acceptance for personal computer oriented technologies increases. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

       Existing and future competition or changes by the Company in its product offerings or product pricing structure could result in an immediate reduction in the prices of the Company's products. The Company introduced changes in its pricing and licensing structure in the first quarter of 1996 that increased the prices for certain products or configurations, and reduced the prices for other products and configurations. The Company will introduce price and licensing changes from time to time in the future. If recently implemented or future changes in the Company's products, pricing structure or existing or future competition, for example from Microsoft, were to result in significant revenue declines, the Company's business and financial results would be adversely affected.

       The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products, on a timely and cost-effective basis, that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately on the market acceptance received by such new or enhanced products. The Company has announced the development and anticipated availability dates of several products. For example, the next version of its PowerBuilder application development tool is in beta testing, and the Company currently plans to commence commercial shipment of this product in the first half of 1996. The Company has experienced delays in introducing some new products in the past. For example, the commercial shipment of Sybase IQ which became commercially available in February 1996 was previously planned for the second half of 1995. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, particularly SQL Server 11 which became commercially available in December 1995, or the Company's failure to accurately anticipate customer demand or meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

         Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase relational database management systems ("RDBMSs") until the second half of 1996 and others may never be available on Sybase RDBMSs. In addition, the Company's application development tools, database design tools and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that over time the development, quality, and support of products for non-Sybase RDBMSs will diminish, the Company's business, results of operations and financial condition could be materially and adversely affected.

         Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company, its products, business, or competitors, or by the advertising or marketing efforts of competitors, or other factors that could affect customer perception, such as the criticism of the scalability of the Company's SQL Server 10 database product experienced in 1995. In addition, customer perception of Sybase and its products could be adversely affected by financial results reported for the 1995 fiscal year and the first quarter of 1996 and by press reports related thereto.

         As the number of software products in the industry and the number of software patents increase, the Company believes that software developers may become increasingly subject to infringement claims. Third parties have in the past asserted and may in the future assert that their patents or other proprietary rights are violated by products offered or in development by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend or settle, and could have an adverse effect on the Company's business and results of operations.

         The Company's ability to achieve future planned levels of growth in revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales and marketing personnel. The competition for such personnel is intense in the software industry, and Sybase believes, has increased substantially in recent years. The failure to effectively recruit, train and retain such personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales and other aspects of the Company's operations and results. During 1995, the software industry generally, and Sybase specifically, experienced higher than historical rates of employee turnover. In particular, there have been several changes in 1995 and 1996 to the Company's executive management team.

         Sybase currently enters most of its North American customer orders in its Burlington, Massachusetts operations center and ships all of its products in North America (other than its Powersoft products) from its Emeryville, California distribution facility. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of the quarter, the closure or inoperability of one or both of these facilities during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter.

       In 1994 and 1995 the Company acquired Powersoft and several other companies. In February 1996, the Company acquired Visual Components, Inc. The Company may acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses, and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities or additional expenses that could adversely effect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

PART II:     OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Following the Company's announcement on April 3, 1995 of its preliminary results for the first fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the U.S. District Court, Northern District of California. The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. These actions have been consolidated, and a consolidated amended class action complaint was served on August 7, 1995, and the parties are in the early stages of pretrial discovery. Management believes that the claims contained in the consolidated amended complaint are without merit and intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         11.1 Computation of Earnings Per Share
         27   Financial Data Schedule
         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 10, 1996                        SYBASE, INC.

                                    By /s/ KENNETH A. GOLDMAN
                                       ----------------------
                                    Kenneth A. Goldman
                                      Senior Vice President, Finance
                                      and Chief Financial Officer
                                      (Principal Financial Officer)



                                    By /s/ PETER F. PERVERE
                                       ---------------------
                                    Peter F. Pervere
                                       Vice President and
                                       Corporate Controller
                                       (Principal Accounting Officer)

                         EXHIBIT INDEX TO SYBASE, INC.
                         QUARTERLY REPORT ON FORM 10-Q




Exhibit Number                              Description
- -------------                               -----------
      11.1                       Computation of Earnings Per Share
      27                         Financial Data Schedule

