Form 10-Q
period 1996-06-30
SYBASE INC
filed 1996-08-13
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996
                         Commission File Number 0-19395

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

                        Yes _X_   No ___

     On July 31, 1996, 75,328,422 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                      INDEX
                                                                            Page

Part I:     Financial Information

     Item 1:     Financial Statements

     Condensed Consolidated Balance Sheets at June 30,                        3
     1996 and December 31, 1995.

     Condensed Consolidated Statements of Income for the                      4
     three months and six months ended June 30, 1996 and June 30, 1995.

     Condensed Consolidated Statements of Cash Flows                          5
     for the six months ended June 30, 1996 and June 30, 1995.

     Notes to Condensed Consolidated Financial Statements                     6

     Item 2:  Management's Discussion and Analysis of                         7
     Financial Condition and Results of Operations.

Part II:    Other Information

     Item 1:  Legal Proceedings                                              24

     Item 4:  Submission of Matters to a Vote of                             24
     Security-Holders

     Item 6:  Exhibits and Reports on Form 8-K.                              25

Signatures                                                                   26

PART I
ITEM 1:  FINANCIAL STATEMENTS

                                  SYBASE, INC.
                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                 December 31,
      (In thousands, except share data)                                    1996                       1995
                                                                     -----------------          ------------------
                                                                       (Unaudited)

Current assets:
      Cash and cash equivalents                                      $         149,384          $          180,877
      Short-term cash investments                                               35,904                      42,844
                                                                     -----------------          ------------------
                 Total cash and short-term cash investments                    185,288                     223,721

      Accounts receivable, net                                                 214,214                     193,924
      Deferred income taxes                                                     23,898                      24,947
      Other current assets                                                      19,098                      18,905
                                                                     -----------------          ------------------

                Total current assets                                           442,498                     461,497

Cash investments                                                                     0                           0
Property, equipment and improvements, net                                      203,933                     194,916
Deferred income taxes                                                           16,088                      16,088
Capitalized software, net                                                       21,597                      17,227
Other assets                                                                    77,629                      76,564
                                                                     -----------------          ------------------

                 TOTAL ASSETS                                        $         761,745          $          766,292
                                                                     =================          ==================


Current liabilities:
      Accounts payable                                               $          31,249          $           36,939
      Accrued compensation and related expenses                                 45,939                      42,400
      Accrued income taxes                                                      29,678                      28,373
      Other accrued liabilities                                                 62,250                      75,215
      Deferred revenue                                                         153,401                     138,264
                                                                     -----------------          ------------------

                Total current liabilities                                      322,517                     321,191

Other liabilities                                                                5,489                       5,452

Stockholders' equity:
      Preferred stock, $0.001 par value, 8,000,000
          shares authorized; none issued or outstanding                              -                           -
      Common stock, $0.001 par value, 200,000,000
          shares authorized; 75,150,238 shares issued
          and outstanding (1995-72,645,734)                                         75                          72
      Additional paid-in capital                                               346,693                     315,064
      Retained earnings                                                         93,617                     128,255
      Accumulated translation adjustments                                       (6,646)                     (3,742)
                                                                     -----------------          ------------------


                  Total stockholders' equity                                   433,739                     439,649
                                                                     -----------------          ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $         761,745          $          766,292
                                                                     =================          ==================

See accompanying notes.

                                  SYBASE, INC.
                              --------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                Quarter Ended June 30,               Six Months Ended June 30,
                                            --------------------------------      ---------------------------------
    (In thousands, except per share data)       1996              1995                1996               1995
                                            --------------    --------------      --------------    ---------------

Revenues:
    License fees                            $      150,454    $      154,206      $      298,399    $       290,531
    Services                                        99,433            85,804             195,152            165,731
                                            --------------    --------------      --------------    ---------------

              Total revenues                       249,887           240,010             493,551            456,262

Costs and expenses:
    Cost of license fees                             7,585             7,562              14,702             14,784
    Cost of services                                62,846            50,204             118,985             96,362
    Sales and marketing                            137,197           120,748             267,490            229,479
    Product development and engineering             46,085            36,842              89,176             72,208
    General and administrative                      19,735            16,233              38,461             31,995
    Cost of merger                                       0                 0                   0             24,997
    Purchase of in-process technology                    0            19,965                   0             19,965
                                            --------------    --------------      --------------    ---------------

              Total costs and expenses             273,448           251,554             528,814            489,790
                                            --------------    --------------      --------------    ---------------

Operating income (loss)                            (23,561)          (11,544)            (35,263)           (33,528)

Other income and expense, net                        2,197             2,374               4,691              4,796
                                            --------------    --------------      --------------    ---------------

Income (loss) before income taxes                  (21,364)           (9,170)            (30,572)           (28,732)

Provision for income taxes                           3,200                 0                 898             (2,126)
                                            --------------    --------------      --------------    ---------------

Net income (loss)                                 ($24,564)          ($9,170)           ($31,470)          ($26,606)
                                            ==============    ==============      ==============    ===============

Net income (loss) per share                         ($0.33)           ($0.13)             ($0.42)            ($0.38)
                                            ==============    ==============      ==============    ===============

Shares used in per share computation                74,927            71,025              74,243             70,504

See accompanying notes.

                                  SYBASE, INC.
                              --------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     (In thousands)                                                              Six Months Ended June 30,
                                                                            -------------------------------------
                                                                                 1996                 1995
                                                                            ----------------     ----------------
Cash and cash equivalents, beginning of year                                $        180,877     $        152,211

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net(loss)                                                                      ($31,470)            ($26,606)

     Adjustments to reconcile net income to net cash provided by/(used for) operating activities:

            Depreciation and amortization                                             47,493               30,876
            Deferred income taxes                                                      1,049               (2,629)
            Changes in assets and liabilities:
               Accounts receivable                                                   (21,286)               9,289
               Other current assets                                                     (169)              (1,718)
               Accounts payable                                                       (5,865)               5,823
               Accrued compensation and related expenses                               3,532                2,351
               Other accrued liabilities                                             (10,015)                (503)
               Deferred revenues                                                      15,137               25,637
               Accrued income taxes                                                    1,305              (20,893)
               Other                                                                       8               (1,847)
                                                                            ----------------     ----------------

Net cash provided (used) by operating activities                                        (281)              19,780

CASH FLOWS USED FOR INVESTING ACTIVITIES:

     Purchases of available-for-sale cash investments                                (48,280)             (53,277)
     Maturities of available-for-sale cash investments                                52,725               28,083
     Sales of available-for-sale cash investments                                      2,495               41,709
     Business combinations, net of cash acquired                                        (873)             (23,010)
     Purchases of property, equipment and improvements                               (45,023)             (70,865)
     Capitalized software development costs                                           (8,100)              (4,794)
     Decrease (increase) in other assets                                              (3,654)               4,848
                                                                            ----------------     ----------------

Net cash used for investing activities                                               (50,710)             (77,306)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                       21,861               24,167
     Tax benefit of exercise of stock options                                              0                3,000
     Payment on capital lease obligations                                                  0                 (430)
                                                                            ----------------     ----------------

Net cash provided by financing activities                                             21,861               26,737

Effect of exchange rate changes on cash                                               (2,363)               4,529
                                                                            ----------------     ----------------

Net increase in cash and cash equivalents                                            (31,493)             (26,260)

Cash and cash equivalents, end of period                                    $        149,384     $        125,951
                                                                            ================     ================
Cash investments, end of period                                                       35,904               87,334
                                                                            ----------------     ----------------
Total cash, cash equivalents, and short term cash                           $        185,288     $        213,285
                                                                            ================     ================
Supplemental disclosures:
     Capital lease obligations incurred                                     $              0     $              0
                                                                            ================     ================
     Interest paid                                                          $              0     $            463
                                                                            ================     ================
     Income taxes paid                                                      $          6,439     $         16,812
                                                                            ================     ================

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

         This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and notes included therein. The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of results for the entire fiscal year ended December 31, 1996.

2. On February 28, 1996 Sybase acquired Visual Components, Inc., a developer and marketer of components for software developers. Sybase issued 733,178 shares of its common stock for all the outstanding shares of common stock of Visual Components, Inc. and assumed outstanding options to acquire 135,496 common shares. The transaction has been accounted for as a pooling of interests. The operating results of Visual Components, Inc. prior to the combination were not material in relation to those of Sybase. Therefore, prior period financial information of Sybase has not been restated.

3. Net loss per share is computed using the weighted average number of common shares outstanding. Common stock equivalents consisting of stock options and warrants are not included in the calculation because their effect would be anti-dilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
(Dollars in millions)

                                                                               Six         Six
                                    Quarter      Quarter                      Months      Months
                                     Ended        Ended       Percent          Ended       Ended       Percent
                                    6/30/96      6/30/95       Change         6/30/96     6/30/95       Change
                                    -------      -------      -------         -------     -------      -------
       License fees                 $ 150.5      $ 154.2        -2%           $ 298.4     $ 290.5         3%
          Percentage of                 60%          64%                          60%         64%
             total revenues

       Services                     $  99.4      $  85.8        16%           $ 195.2     $ 165.7        18%
          Percentage of                 40%          36%                          40%         36%
             total revenues

       Total revenues               $ 249.9      $ 240.0         4%           $ 493.6     $ 456.3         8%

         Total revenues for the second quarter of 1996 increased 4 percent to $249.9 million from the $240.0 million achieved in the second quarter of 1995. License fees declined 2 percent to $150.5 million in the second quarter of 1996, from $154.2 million recorded in the second quarter of last year. License fees increased 3 percent to $298.4 in the first six months of 1996 from $290.5 in the same period of 1995. While the license revenues in the second quarter were up 2 percent from the first quarter of 1996, second quarter license revenues did not meet the Company's expectations. License fees and, as a consequence, total revenues did not meet the Company's expectations primarily due to lower than expected licensing of software products in the Company's Enterprise Business Group in North America and Europe which the Company believes is due in part to ineffective marketing and selling of these products.

         Services revenues grew 16 percent to $99.4 million in the second quarter of 1996, up from $85.8 million recorded in the year earlier period. For the first six months of 1996, services revenues increased 18 percent to $195.2 in 1996 from $165.7 in the same period of 1995. Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products. Services revenues as a percentage of total revenues increased to 40 percent in the second quarter and first half of 1996 from 36 percent in the same periods of 1995, reflecting relatively higher growth in services revenues as compared with the license revenue decline in the second quarter of 1996 and the more modest growth in license revenue for the first six months of 1996.

         The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services.

         Services revenues in any given period are significantly affected by the amount of license fee revenues generated in the same and immediately preceding periods. The rate of quarterly year-over-year services revenue growth has declined in each of the last seven quarters due to the decrease in license revenue growth during 1995 and the first half of 1996 discussed above. The Company expects services revenues to continue to increase modestly in absolute dollars in 1996, due partially to a larger installed base of customers. However, as this is a forward-looking statement, future actual results may differ. See "Future Operating Results."

         During the first quarter of 1996, the Company completed the acquisition of Visual Components, Inc. ("Visual"), a developer of software components. This acquisition was accounted for as a pooling of interests. The revenues and results of operations of Visual prior to the acquisition were not material in relation to those of Sybase. Historical consolidated results of Sybase have not been restated for this acquisition.

         The impact of price changes on the increase in revenues during the second quarter or first half of 1996 was not significant.

GEOGRAPHICAL REVENUES
(Dollars in millions)

                                                                             Six         Six
                                     Quarter    Quarter                    Months      Months
                                      Ended      Ended      Percent         Ended       Ended      Percent
                                     6/30/96    6/30/95     Change         6/30/96     6/30/95     Change
                                     -------    -------     -------        -------     -------     -------
       North American                $ 151.4    $ 146.9        3%          $ 302.2     $ 281.7        7%
          Percentage of                  61%        61%                         61%         62%
             total revenues

       International:
          European                   $  57.0    $  63.6      -10%           $ 116.3     $ 119.5      -3%
             Percentage of               23%        27%                         24%         26%
               total revenues

          Intercontinental           $  41.5    $  29.5       41%           $  75.1     $  55.1      36%
             Percentage of               17%        12%                         15%         12%
               total revenues

          Total international        $  98.5    $  93.1        6%           $ 191.4     $ 174.6      10%
             Percentage of               39%        39%                         39%         38%
               total revenues

       Total revenues                $ 249.9    $ 240.0        4%           $ 493.6     $ 456.3       8%

         North American revenues (United States, Canada and Mexico) grew 3 percent in the second quarter of 1996 to $151.4 million from $146.9 million in the second quarter of 1995. North American revenues were up 7 percent in the first half of 1996 to $302.2 million from $281.7 million in the same period in 1995. International revenues increased 6 percent in the second quarter of 1996 to $98.5 million from $93.1 million in the year earlier period, with European revenues declining 10 percent and Intercontinental revenues (principally Asia, Australia, and Latin America) increasing 41 percent. Over the first six months of 1996, International revenues increased 10 percent to $191.4 million from $174.6 million in the year earlier period, with European revenues declining 3 percent and Intercontinental revenues increasing 36 percent. The Company attributes the slow rates of growth in North America, reduced rates of growth in Intercontinental revenues and reduced European revenues in the second quarter and first half of 1996 compared to the same periods of 1995, to the decline in the growth rate of license revenues and related causes discussed above.

         International revenues comprised 39 percent of total revenues in each of the second quarters of 1996 and 1995. International revenues comprised 39 percent of total revenues during the first six months of 1996 compared to 38 percent in the same period of 1995. The stronger total Intercontinental revenue growth rate in the second quarter and first half of 1996 compared to the North American growth rate reflects, in part, the effects of actions taken and investments made in expanding the Company's international organization.

         The consolidated results for the second quarter of 1996 were impacted by exchange rate changes from the prior year. Had exchange rates in the second quarter of 1996 remained the same as the second quarter of 1995, Company revenues would have been $257.2 million, representing a 7 percent increase over 1995. International revenues would have been $105.8 million in the second quarter of 1996, representing a 14% increase over 1995. Over the first six months of 1996, total revenues were not materially impacted by exchange rates when compared to the same period in 1995 Although the Company takes into account changes in exchange rates over time in its pricing and strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "Future Operating Results."

COSTS AND EXPENSES
(Dollars in millions)

                                                                           Six          Six
                                     Quarter    Quarter                    Months      Months
                                      Ended      Ended      Percent        Ended       Ended       Percent
                                     6/30/96    6/30/95     Change         6/30/96     6/30/95      Change
                                     -------    -------     -------        -------     -------     -------
Cost of license fees                 $   7.6    $   7.6        0%          $  14.7     $  14.8       -1%
   Percentage of                          3%         3%                         3%          3%
      license fees

Cost of services                     $  62.8    $  50.2       25%          $ 119.0     $  96.4       23%
   Percentage of                         63%        59%                        61%         58%
      services revenues

Sales and marketing                  $ 137.2    $ 120.7       14%          $ 267.5     $ 229.5       17%
    Percentage of                        55%        50%                        54%         50%
      total revenues

Product development
and engineering                      $  46.1    $  36.8       25%          $  89.2     $  72.2       23%
    Percentage of                        18%        15%                        18%         16%
      total revenues

General and
administrative                       $  19.7    $  16.2       22%          $  38.5     $  32.0       20%
    Percentage of                         8%         7%                         8%          7%
      total revenues

Cost of merger with
Powersoft                            $   0.0    $   0.0         *          $   0.0     $  25.0         *
    Percentage of                         0%         0%                         0%          5%
      total revenues

Purchase of in-process
technology                           $  0.00    $  19.7         *          $   0.0     $  19.7         *
    Percentage of                         0%         8%                         0%          4%
      total revenues

- ---------------------------------
*  Not meaningful

         Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation); amortization of capitalized software development costs; cost of acquired technologies; and third-party royalty costs, remained consistent in absolute dollar amount in the second quarter of 1996 as compared to the second quarter of 1995, and represented 3 percent of license fees in each of the first quarters of 1996 and 1995. Cost of license fees totaled $14.7 million in the first six months of 1996 and $14.8 million in same period of 1995. Cost of license fees remained essentially flat year-over-year in absolute dollars and as a percentage of license fees. Amortization of capitalized software costs included in cost of license fees was $2.0 million in the second quarter of 1996, up from $1.2 million in the first quarter of last year, and $3.8 million in the first half of 1996, up from $2.6 million over the same period in 1995.

         Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), increased as a percentage of services revenues to 63 percent in the second quarter of 1996 from 59 percent in the second quarter of 1995, and to 61 percent from 58 percent for the first six months of 1996 compared to the same period in 1995. The increase in cost of services as a percentage of services revenues is primarily due to the hiring of additional staff in the Company's customer service and support organization and the mass update of customers holding maintenance contracts for the Company's SQL Server product. Customers under maintenance contracts are entitled to free upgrades of the product and in the beginning the second quarter of 1996 customers were shipped version 11.1 of the new database software. The increase in absolute dollars in the second quarter and first half of 1996 compared to the same periods in 1995 reflects the expansion of the customer support and the professional services organizations, made in order to better support the growth in customer sites, to enable the migration of the Company's customer base to the latest versions of Sybase(R) database products, to gain a more geographically diverse customer base and to better enable customers to develop and deploy the Company's existing and new software products.

         Sales and marketing. Sales and marketing expenses increased as a percentage of total revenues to 55 percent in the second quarter of 1996, from 50 percent in the second quarter of 1995 and also increased in absolute dollars. Sales and marketing expenses increased as a percentage of total revenues to 54 percent in the first half of 1996, from 50 percent in the first half of 1995 and also increased in absolute dollars. The increase in sales and marketing expenses as a percentage of total revenues is primarily the result of lower than expected license revenues realized in the second quarter and first half of 1996 and, to a lesser extent, the continued up-front costs of implementation of a named account and indirect channels sales reorganization.

         The increase in sales and marketing expenses in absolute dollars in the second quarter and first six months of 1996 is attributable to the Company's investment in reorganizing, building and training its direct sales and sales management organizations; supporting increased sales through indirect channels; and developing relationships and programs with Sybase reseller and system integration partners. Also in the second quarter of 1996, Sybase incurred marketing expenses relating to new marketing programs supporting launches and announcements of several new products such as PowerBuilder 5.0(R) and Optima++(TM).

         Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) grew at a higher rate than revenues in the first two quarters of 1996 and, as a result, increased as a percentage of total revenues to 18 percent in the second quarter of 1996 from 15 percent in the second quarter 1995, and increased to 18 percent in the first half of 1996 compared to 16 percent over the same period in 1995. The increase in product development and engineering expenses as a percent of total revenues in the second quarter and first half of 1996 is primarily the result of lower than anticipated license revenues realized in the periods. In absolute dollars, product development and engineering expenses in the second quarter of 1996 increased 25 percent over the second quarter of 1995. These expenses rose 23 percent in the first six months of 1996 compared to the first six months of 1995. The increase in the second quarter of 1996 was the result of several major product development programs begun in 1995. Expenditures in the second quarter and first half of 1996 were made to further develop the System 11(TM) suite of products, including enhancements to Sybase(R) SQL Server(TM), SQL Anywhere(TM), and Replication Server(R) products and certain other existing database products; the systems management tools products, including Enterprise SQL Server Manager(TM); the Company's interoperability products, including Enterprise CONNECT(TM) products; and application development tools, including PowerBuilder 5.0 and Optima++. The Company capitalized approximately $3.4 million and $2.1 million of software development costs in the second quarter of 1996 and 1995, respectively, representing 7 percent and 5 percent of gross product development and engineering expenditures. The Company capitalized approximately $8.1 million and $4.6 million of software development costs in the first half of 1996 and first half of 1995, respectively, representing 8 percent and 6 percent of gross product development and engineering expenditures. The increase in capitalization of product development and engineering expenditures for the second quarter and first half of 1996 reflects major development programs such as Sybase IQ, Sybase MPP(TM), PowerBuilder 5.0 and Optima++, all of which achieved technological feasibility for purposes of capitalization. The Company believes that product development and engineering expenditures are essential to technology and product leadership.

         General and administrative. General and administrative expenses increased slightly both in absolute dollars and as a percentage of total revenues to 8 percent in the second quarter and first half of 1996 versus

7 percent in the same periods in 1995 The increase in general and administrative expenses as a percentage of total revenues during these periods is primarily the result of lower than anticipated license revenues and, to a lesser extent, a slower rate of growth in services revenues. The absolute dollar increases in general and administrative expenses resulted primarily from increased investments in systems infrastructure and from the lingering effects of several acquisitions made over the last two years.

         Cost of mergers. In the first quarter of 1995, the company charged to operations approximately $25.0 million related to the cost of merger with Powersoft. In the second quarter of 1995, the Company charged to operations approximately $20.0 million for the write-off of purchased in-process technology related to the acquisition of SDP S.A. See "Future Operating Results."

OPERATING INCOME (LOSS)
(Dollars in millions)

                                                                             Six          Six
                                        Quarter      Quarter                Months       Months
                                         Ended        Ended      Percent    Ended        Ended           Percent
                                        6/30/96      6/30/95     Change     6/30/96      6/30/95         Change
                                        -------      -------     -------    -------      -------         -------
     Operating income (loss)            ($23.6)      ($11.5)        *       ($35.3)      ($33.5)            *
        Percentage of                      -9%          -5%                    -7%          -7%
           total revenues

     Operating income
     exclusive of one-time
     charges                            ($23.6)        $8.4         *       ($35.3)       $11.4             *
        Percentage of                      -9%           4%                    -7%           3%
           total revenues

- ----------------------
*  Not meaningful

         The Company incurred an operating loss of $23.6 million in the second quarter of 1996. This compares with $8.4 million of operating income in the second quarter of 1995 before a one-time, pre-tax charge of $20 million for the write-off of purchased in-process technology. The Company incurred an operating loss of $35.3 million in the first six months of 1996. This compares with $11.4 million of operating income in the first six months of 1995 before one-time, pre-tax charges of $20 million for the write-off of purchased in-process technology and $25 million in merger related costs. The substantial decrease in operating income and margins in the second quarter and first half of 1996 compared to the same periods of 1995 results from the operating factors described above.

OTHER INCOME AND EXPENSE, NET
(Dollars in millions)

                                                                             Six         Six
                                       Quarter     Quarter                  Months      Months
                                        Ended       Ended       Percent     Ended       Ended     Percent
                                       6/30/96     6/30/95      Change     6/30/96     6/30/95    Change
                                       -------     -------      -------    -------     -------    -------
      Other income                     $   2.5     $   2.3        9%       $   5.1     $   4.9        4%
         Percentage of                      1%          1%                      1%          1%
            total revenues

      Other expense, net               $   0.3       ($0.1)        *        $  0.4     $   0.1      313%
         Percentage of                      0%          0%                      0%          0%
            total revenues

- --------------------
*  Not meaningful

         Interest income consists primarily of interest earned on cash investments. Interest expense and other (net) includes interest expense from capital lease obligations incurred in prior years, bank fees and expenses, net gains and losses resulting from the Company's foreign currency exposures and hedging activities and the related cost of foreign exchange hedging. The increase in interest income in absolute dollars in the second quarter and first half of 1996 is largely due to higher effective returns resulting from a shift in investments to taxable from tax-exempt investments, offset by smaller average invested cash balances than in the year earlier period. Net foreign exchange gains and losses resulting from the Company's hedging activities were immaterial for all periods covered. Interest income consists primarily of interest earned on investments. Interest expense and other (net) includes interest expense from capital lease obligations incurred in prior years, bank fees and expenses, net gains and losses resulting from the Company's foreign currency exposures and hedging activities and the related cost of foreign exchange hedging. Net foreign exchange gains and losses resulting from the Company's hedging activities were immaterial for all periods covered.

PROVISION FOR INCOME TAXES
(Dollars in millions)

                                                                             Six        Six
                                       Quarter     Quarter                  Months     Months
                                        Ended       Ended      Percent      Ended      Ended      Percent
                                       6/30/96     6/30/95     Change      6/30/96    6/30/95     Change
                                       -------     -------     -------     -------    -------     -------
       Provision for
          income taxes                 $   3.2     $   0.0        *        $   0.9    ($2.1)        -143%

       Effective tax rate                    *          0%                       *       *

- ----------
* Not meaningful

         The Company recorded an income tax provision of $3.2 million in the second quarter of 1996 and no income tax provision in second quarter of 1995. The tax provision in the second quarter of 1996 was primarily due to the generation of taxable income in certain foreign jurisdictions. For the first six months of 1996, the Company's tax provision totals $0.9 million compared to a tax benefit of $2.1 million over the same period of 1995.

         Realization of the Company's net deferred tax assets, which total $40.0 million at June 30, 1996, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have an impact on the Company's effective tax rate in future periods. See "Future Operating Results."

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE
(in millions, except per share amounts)

                                                                             Six      Six
                                       Quarter     Quarter                 Months   Months
                                        Ended       Ended      Percent      Ended    Ended     Percent
                                       6/30/96     6/30/95     Change      6/30/96  6/30/95    Change
                                       -------     -------     -------     -------  -------    -------

      Net income (loss)                ($24.6)       ($9.2)      167%       ($31.5)  ($26.6)       18%
        Percentage of                    -10%          -4%                     -6%      -6%
          total revenues

      Net income (loss)
          per share                    ($0.33)      ($0.13)      154%       ($0.42)  ($0.38)       11%

      Shares used in per
         share computation               74.9         71.0                    74.2     70.5

         The Company incurred a net loss in the second quarter of 1996 of $24.6 million, or $0.33 per share, compared to a net loss of $9.2 million, or $0.13 per share in the second quarter of 1995. The Company incurred a net loss in the first half of 1996 of $31.5 million, or $0.42 per share, compared to a net loss of $26.6 million, or $0.38 per share in the first half of 1995. Shares used in the per share computation increased 5 percent in the second quarter and first half of 1996 from the same periods of 1995.

FINANCIAL CONDITION
(Dollars in millions)

                                                    Six      Six
                                                   Months   Months
                                                   Ended    Ended     Percent
                                                  6/30/96  6/30/95    Change
                                                  -------  -------    -------
      Working capital                             $ 120.0  $ 142.5      -16%

      Cash, cash equivalents and                  $ 185.3  $ 213.3      -13%
           short-term cash investments

      Net cash provided (used)                      ($0.3)  $ 19.8     -102%
           by operating activities

      Net cash used by                            $  50.7  $  77.3      -34%
           investing activities

      Net cash provided by                        $  21.9  $  26.7      -18%
           financing activities

         Net cash used in operating activities was $0.3 million in the first six months of 1996 compared to net cash provided by operating activities of $19.8 million in the first six months of 1995. Net cash provided by operating activities during the first half of 1996 reflects a net loss of $31.5 million versus a loss of $26.6 million in the year ago period. Additionally, decreased net cash from operating activities reflects an increase of accounts receivable of $21.3 million in the first half of 1996 compared to an accounts receivable decrease of $9.3 million in the same period of 1995. Accounts payable and other accrued liabilities decreased during the first half of 1996, resulting in a total cash decline of $15.9 million over this period, compared to an increase totaling $5.3 million over the same period in 1995. Cash provided by an increase in the deferred revenue balance was $15.1 million in the first six months of 1996 compared to $25.6 million in the same period of 1995. In the first half of 1996 a reduction in accrued income taxes totaled $1.3 million compared to accrued taxes paid of $20.9 million in the same period of 1995.

         Net cash used for investing activities decreased to $50.7 million in the first half of 1996 compared to $77.3 million in the first half of 1995. Investing activities included capital expenditures of $45.0 million in the first half of 1996 compared to $70.9 million in the first half of 1995, which reflects slower expansion of expenditures required to support the Company's growing employee base around the world and systems and infrastructure investments. Additionally, investing activities included cash used in business combinations of $0.9 million in the first half of 1996, compared to a cash use of $23.0 million (net of cash acquired) during the first six months of 1995. During the first six months of 1996 there was a net decrease of cash investments in the amount of $6.9 million compared to a net increase of $16.5 million in the first half of 1995.

         Net cash provided by financing activities for the first half of 1996 was $21.9 million compared to $26.7 million in the first half of 1995. In the first half of 1996, $21.9 million was provided from the issuance of common stock upon the exercise of employee stock options, the sale of shares through employee stock purchase plans, and the tax benefit associated with the exercise of stock options, as compared to $27.2 million in the year earlier period.

         The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of June 30 1996, the Company had identifiable assets totaling $121.2 million associated with its European operations and $65.9 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposures from short-term intercompany payables and receivables denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Sybase Board of Directors (see Note 2 of Notes to Consolidated Financial Statements of 1995 Sybase Annual Report). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As these net assets are considered by Sybase, the U.S. parent company, to be a permanent investment in each subsidiary, the foreign currency translation gains and losses are reflected in stockholders' equity accumulated foreign currency translation adjustments.

         Cash, cash equivalents, and short-term cash investments totaled $185.3 million at June 30, 1996, compared to $213.3 million at June 30, 1995.

         The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs, for the foreseeable future.

FUTURE OPERATING RESULTS

         The Company's future operating results may vary substantially from period to period. The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of that third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first and second quarters of 1996. Failure to achieve revenue, earnings and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company's rate of year-over-year growth slowed significantly in each of the past six quarters compared to the year earlier periods. The Company may not achieve in the future the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the client/server software industry.

         Commencing in late 1995 and continuing throughout 1996 the Company implemented a variety of changes to the sales organization, including a new sales model, changes to sales compensation programs and an increased focus on sales through indirect channels. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. For example, the Company believes that these changes may have contributed in part to the lower than expected revenues in the first two quarters of 1996. In the second quarter of 1996, the Company announced several other management and organizational changes, including changes in the senior management of the sales and marketing organizations and the grouping of products and certain product-related services into two major business groups, the Enterprise Business Group and the Powersoft Business Group. In the third quarter of 1996, Mitchell Kertzman succeeded Mark Hoffman as the Company's President and Chief Executive Officer, with Mr. Hoffman continuing as the Company's Chairman of the Board. Also in the third quarter of 1996, Jack Acosta succeeded Ken Goldman as the Company's Chief Financial Officer. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results, and could materially adversely affect productivity, expenses and revenues.

         The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and the first half of 1996 and will continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. In particular, due to a variety of factors, the Company's stock price declined significantly during the third quarter of 1994, the second quarter of 1995 and the first and second quarters of 1996. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

         An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. In addition there have been several management and organizational changes within the international operations. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

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

         The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products, on a timely and cost-effective basis, that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately on the market acceptance received by such new or enhanced products. The Company has announced the development and anticipated availability dates of several products. For example, Optima++ for Java development, and the Company currently plans to commence commercial shipment of this product in the second half of 1996. The Company has experienced delays in introducing some new products in the past. For example, the commercial shipment of Sybase IQ which became commercially available in February 1996 was previously planned for the second half of 1995. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, particularly SQL Server 11 which became commercially available in December 1995 and PowerBuilder 5.0 which became commercially available in June 1996, or the Company's failure to accurately anticipate customer demand or meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

         Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase relational database management systems ("RDBMSs") until certain features are added to the Company's RDBMS and others may never be available on Sybase RDBMS. In addition, the Company's application development tools, database design tools and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that over time the development, quality, and support of products for non-Sybase RDBMSs will diminish, the Company's business, results of operations and financial condition could be materially and adversely affected.

         Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company, its products, business, or competitors, or by the advertising or marketing efforts of competitors, or other factors that could affect customer perception, such as the criticism of the scalability of the Company's SQL Server 10 database product experienced in 1995. In addition, customer perception of Sybase and its products could be adversely affected by financial results reported for the 1995 fiscal year and the first half of 1996 and by press reports related thereto.

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

         The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales and marketing personnel. The competition for such personnel is intense in the software industry, and Sybase believes, has increased substantially in recent years. In particular, there have been several changes in 1995 and 1996 to the Company's executive management team. Changes in management, the Company's recent financial performance and a reduction in the overall number of Sybase employees made in the third quarter of 1996 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales and other aspects of the Company's operations and results. During 1995, the software industry generally, and Sybase specifically, experienced higher than historical rates of employee turnover.

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

         In 1994 and 1995 the Company acquired Powersoft and several other companies. In February 1996, the Company acquired Visual Components, Inc. The Company may acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses, and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

         As announced on July 2, 1996, the Company is currently implementing a plan of reorganization aimed at reducing costs, before a restructuring charge, to an amount below the revenues earned in the second quarter of 1996. The Company currently anticipates a restructuring charge to operating results for the third quarter of 1996 to be approximately $30 million. The foregoing statements regarding future expense levels and the amount of the restructuring charge constitute forward-looking statements. The actual amount of the Company's expenses and restructuring charge may differ materially for a variety of reasons including: the inability to effectively implement cost-cutting initiatives, to conclude planned divestitures or to terminate or reduce existing lease and other contractual commitments in the amounts or at the speed planned; the incurrence of unanticipated expenses, charges or liabilities; and changes in the rate of employee turn-over.

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

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders of the Registrant was held on May 21, 1996. At the Annual Meeting the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter as indicated:

1. Election of three Class I directors, each to serve a three-year term expiring upon the 1999 Annual Meeting of Stockholders or until a successor is duly elected and qualified. Mark B. Hoffman, Frank A. Ingari, and Alan B. Salisbury were the only nominees and each was elected (64,518,334 votes were cast for election of Mr. Hoffman and 723,012 votes were cast withholding authority to vote for his election. 64,514,789 votes were cast for election of Mr. Ingari and 726,557 votes were cast withholding authority to vote for his election. 65,566,967 votes were cast for election of Mr. Salisbury and 674,379 votes were cast withholding authority to vote for his election. There were no abstentions or broker non-votes.). In addition to these directors, the Company's other incumbent directors (Robert Epstein, Mitchell Kertzman, Richard Alberding, William Krause, David Liddle, Robert Wayman and Jeffrey Webber) had terms that continued after the 1996 Annual Meeting.

2. Approval of the 1996 Stock Plan and the reservation of 2,977,000 shares of Common Stock for issuance thereunder (52,110,051 votes for, 11,996,954 votes against, 667,398 abstentions and 466,943 broker non-votes).

3. Approval of an amendment to the 1992 Director Stock Option Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 300,000 shares and increasing by 4,000 shares the number of shares subject to options granted annually to outside directors (41,552,799 votes for, 22,521,931 votes against, 699,673 abstentions and 466,943 broker non-votes.).

4. Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 1996 (64,952,083 votes for, 142,736 votes against, 146,527 abstentions and no broker non-votes).

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         11.1     Computation of Loss Per Share

         27       Financial Data Schedule

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 2, 1996                      SYBASE, INC.

                                    By /s/ JACK L. ACOSTA
                                    ---------------------------
                                    Jack L. Acosta
                                        Senior Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                                    By /s/ PETER F. PERVERE
                                    ---------------------------
                                    Peter F. Pervere
                                        Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Exhibit Number                              Description
- --------------                              -----------
     11.1                       Computation of Loss Per Share

     27                         Financial Data Schedule