Form 10-Q
period 1996-09-30
SYBASE INC
filed 1996-11-13
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996
                         Commission File Number 0-19395

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

On October 31, 1996, 76,393,025 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                           Page

Part I:     Financial Information

     Item 1:     Financial Statements

     Condensed Consolidated Balance Sheets at September 30,                 3
     3 1996 and December 31, 1995.

     Condensed Consolidated Statements of Operations for the                4
     quarter and nine months ended September 30, 1996 and September 30, 1995.

     Condensed Consolidated Statements of Cash Flows                        5
     for the nine months ended September 30, 1996 and September 30, 1995.

     Notes to Condensed Consolidated Financial Statements                   6

     Item 2:  Management's Discussion and Analysis of                       7
     Financial Condition and Results of Operations.

Part II:    Other Information

     Item 1:  Legal Proceedings                                            25

     Item 6:  Exhibits and Reports on Form 8-K.                            25


Signatures                                                                 26

PART I
ITEM 1:  FINANCIAL STATEMENTS

                                  SYBASE, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,     December 31,
   (In thousands, except share data)                           1996               1995
                                                              ---------        ---------
                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                  $ 124,237        $ 180,877
   Short-term cash investments                                   31,385           42,844
                                                              ---------        ---------
             Total cash and short-term cash investments         155,622          223,721

   Accounts receivable, net                                     218,603          193,924
   Deferred income taxes                                         23,966           24,947
   Other current assets                                          17,696           18,905
                                                              ---------        ---------

             Total current assets                               415,887          461,497

Property, equipment and improvements, net                       198,868          194,916
Deferred income taxes                                            16,088           16,088
Capitalized software, net                                        19,663           17,227
Other assets                                                     71,372           76,564
                                                              ---------        ---------

             TOTAL ASSETS                                     $ 721,878        $ 766,292
                                                              =========        =========


Current liabilities:
   Accounts payable                                           $  25,380        $  36,939
   Accrued compensation and related expenses                     39,909           42,400
   Accrued income taxes                                          31,249           28,373
   Other accrued liabilities                                     79,110           75,215
   Deferred revenue                                             149,245          138,264
                                                              ---------        ---------

             Total current liabilities                          324,893          321,191

Other liabilities                                                 5,214            5,452

Stockholders' equity:
   Preferred stock, $0.001 par value, 8,000,000
      shares authorized; none issued or outstanding                  --               --
   Common stock, $0.001 par value, 200,000,000
      shares authorized; 76,327,977 shares issued
      and outstanding (1995-72,645,734)                              76               72
   Additional paid-in capital                                   357,716          315,064
   Retained earnings                                             40,988          128,255
   Accumulated translation adjustments                           (7,009)          (3,742)
                                                              ---------        ---------

              Total stockholders' equity                        391,771          439,649
                                                              ---------        ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 721,878        $ 766,292
                                                              =========        =========


See accompanying notes.

                                  SYBASE, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Quarter Ended                    Nine Months Ended
                                                     September 30,                     September 30,
                                              --------------------------        --------------------------
    (In thousands, except per share data)        1996             1995            1996              1995
                                              ---------        ---------        ---------        ---------
Revenues:
    License fees                              $ 147,219        $ 145,963        $ 445,618        $ 436,494
    Services                                    102,994           87,111          298,146          252,842
                                              ---------        ---------        ---------        ---------

              Total revenues                    250,213          233,074          743,764          689,336

Costs and expenses:
    Cost of license fees                          6,963            6,446           21,665           21,230
    Cost of services                             62,906           53,707          181,891          150,069
    Sales and marketing                         123,373          118,170          390,863          347,649
    Product development and engineering          39,217           38,412          128,393          110,620
    General and administrative                   17,163           17,173           55,625           49,168
    Cost of merger                                    0             (980)               0           24,017
    Purchase of in-process technology                 0                0                0           19,965
    Cost of restructuring                        49,232                0           49,232                0
                                              ---------        ---------        ---------        ---------

              Total costs and expenses          298,854          232,928          827,669          722,718
                                              ---------        ---------        ---------        ---------


Operating income (loss)                         (48,641)             146          (83,905)         (33,382)

Other income and expense, net                     1,112            1,921            5,791            6,717
                                              ---------        ---------        ---------        ---------

Income (loss) before income taxes               (47,529)           2,067          (78,114)         (26,665)

Provision (benefit) for income taxes              5,100              925            5,998           (1,201)
                                              ---------        ---------        ---------        ---------

Net income (loss)                             ($ 52,629)       $   1,142        ($ 84,112)       ($ 25,464)
                                              =========        =========        =========        =========


Net income (loss) per share                   ($   0.69)       $    0.02        ($   1.13)       ($   0.36)
                                              =========        =========        =========        =========


Shares used in per share computation             75,748           75,753           74,755           70,922


See accompanying notes.

                                  SYBASE, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

    (In thousands)                                             Nine Months Ended September 30,
                                                                 --------------------------
                                                                   1996             1995
                                                                 ---------        ---------
Cash and cash equivalents, beginning of period                   $ 180,877        $ 152,211

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                     ($ 84,112)       ($ 25,464)

    Adjustments to reconcile net loss to net cash
       provided by/(used for)
       operating activities:
           Depreciation and amortization                            76,521           48,614
           Net loss on retirement of property, equipment                                  0
           & improvements                                           10,137
           Deferred income taxes                                       981           (1,007)
           Changes in assets and liabilities:
              Accounts receivable                                  (25,214)          13,854
              Other current assets                                   1,233           (7,015)
              Accounts payable                                     (11,734)           5,497
              Accrued compensation and related expenses             (2,498)          (2,958)
              Other accrued liabilities                              6,906           (4,517)
              Deferred revenues                                     10,981           21,734
              Accrued income taxes                                   2,876          (21,529)
              Other                                                   (310)          (2,796)
                                                                 ---------        ---------

Net cash provided by (used for) operating                          (14,233)          24,413
activities

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchases of available-for-sale cash investments               (58,511)         (84,934)
    Maturities of available-for-sale cash investments               59,025           48,674
    Sales of available-for-sale cash investments                    10,950           47,015
    Business combinations, net of cash acquired                     (1,136)         (23,010)
    Purchases of property, equipment and improvements              (69,520)         (98,217)
    Capitalized software development costs                         (11,624)          (8,467)
    Decrease(increase) in other assets                              (1,892)           5,707
                                                                 ---------        ---------

Net cash used for investing activities                             (72,708)        (113,232)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                      32,886           36,149
    Tax benefit of exercise of stock options                             0            3,000
    Payment on capital lease obligations                                 0             (194)
                                                                 ---------        ---------
Net cash provided by financing activities                           32,886           38,955

Effect of exchange rate changes on cash                             (2,585)           2,466
                                                                 ---------        ---------

Net increase in cash and cash equivalents                          (56,640)         (47,398)

Cash and cash equivalents, end of period                         $ 124,237        $ 104,813
                                                                 =========        =========
Cash investments, end of period                                     31,385           93,092
                                                                 ---------        ---------
Total cash, cash equivalents, and cash investments, end of       $ 155,622        $ 197,905
period
                                                                 =========        =========
Supplemental disclosures:
    Capital lease obligations incurred                           $       0        $       0
                                                                 =========        =========
    Interest paid                                                $       0        $     410
                                                                 =========        =========
    Income taxes paid                                            $  10,269        $  19,347
                                                                 =========        =========


See accompanying notes.

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements include the accounts of Sybase and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods stated. The condensed consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements of the Company.

         This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and notes included therein. The results of operations for the quarter and the nine months ended September 30, 1996 are not necessarily indicative of results for the entire fiscal year ended December 31, 1996.

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

3. Net loss per share is computed using the weighted average number of common shares outstanding. Common stock equivalents consisting of stock options and warrants are not included in the calculation for loss periods because their effect would be anti-dilutive.

4. On September 17, 1996, the Board of Directors of Sybase approved a stock option repricing program pursuant to which employees of the Company (excluding certain executive officers) could elect, on or before October 21, 1996 to exchange or amend their then outstanding employee stock options for new or amended employee stock options having an exercise price equal to the closing fair market value of the Company's Common Stock on October 21, 1996 and subject to certain restrictions on exercisability until July 21, 1997.

5. In the third quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs, restoring profitability to the Company's operations and focusing the Company's products around its core businesses. The Company's restructuring actions consisted primarily of terminating certain product lines, actions to minimize the impact of our product terminations on current customers with those products, the termination of employees, vacating certain facilities and cancelling real estate leases as a result of these employee terminations and general excess capacity and writing down operating assets related to these facilities. These actions resulted in a charge of $49.2 million, including approximately $17.0 million for severance and related items, $15.7 million for vacating facilities and cancelling real estate leases, $13.9 million for expenses related to discontinued products, and $2.6 million for other restructuring related items. The charge consisted of cash expenditures of $15.8 million, accrued expenses of $16.0 million and non-cash asset write-downs of $17.4 million, through the third quarter. The Company expects that most of the remaining $16.0 million accrued expense balance at September 30, 1996 will result in use of cash over the next 12 months and will be financed from current working capital.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Revenues

(Dollars in millions)

                                                           Nine           Nine
                     Quarter        Quarter               Months         Months
                      Ended         Ended    Percent       Ended          Ended    Percent
                     9/30/96       9/30/95    Change      9/30/96        9/30/95   Change
                    --------      --------    ------      -------       --------   -------
License Fees        $  147.2      $  146.0       1%       $  445.6      $  436.5      2%
   Percentage             59%           63%                     60%           63%
     Total

Services               103.0          87.1      18%          298.1         252.8     18%
   Percentage             41%           37%                     40%           37%
     Total

Total               $  250.2      $  233.1       7%       $  743.8      $  689.3      8%


Total revenues for the third quarter of 1996 increased 7 percent to $250.2 million from the $233.1 million achieved in the third quarter of 1995. License fees increased 1 percent to $147.2 million in the third quarter of 1996, from $146.0 million recorded in the third quarter of last year. License fees increased 2 percent to $445.6 million in the first nine months of 1996 from $436.5 million in the same period of 1995.

Services revenues grew 18 percent to $103.0 million in the third quarter of 1996, up from $87.1 million recorded in the year earlier period. For the first nine months of 1996, services revenues increased 18 percent to $298.1 million in 1996 from $252.8 million in the same period of 1995. Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products. Services revenues as a percentage of total revenues increased to 41 percent in the third quarter and to 40 percent in the first nine months of 1996 from 37 percent in the same periods of 1995, reflecting relatively higher growth in services revenues as compared with the license revenue.

The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services.

Services revenues in any given period are significantly affected by the amount of license fee revenues generated in the same and immediately preceding periods. The rate of quarterly year-over-year services revenue growth has declined in seven of the last eight quarters due to the decrease in license revenue growth during 1995 and the first nine months of 1996 discussed above. The Company expects services revenues to continue to increase modestly in absolute dollars in 1996, due partially to a larger installed base of customers. However, as this is a forward-looking statement, future actual results may differ. See "Future Operating Results."

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

The impact of price changes on the increase in revenues during the third quarter or first nine months of 1996 was not significant.

Geographical Revenues
(Dollars in millions)

                                                              Nine          Nine
                           Quarter     Quarter                Months        Months
                            Ended       Ended     Percent     Ended         Ended       Percent
                           9/30/96     9/30/95    Change      9/30/96       9/30/95     Change
                           -------     -------    -------     -------       -------     -------
North American            $151.6      $142.1        7%       $453.8         $423.7        7%
     Percentage of            61%         61%                    61%            61%
       total revenues

International:
  European                 $56.8       $56.1        1%       $173.1         $175.6       -1%
     Percentage of            23%         24%                    23%            25%
       total revenues

  Intercontinental         $41.8       $34.9       20%       $116.9         $ 89.9%      30%
     Percentage of            17%         15%                    16%            13%
       total revenues

Total International        $98.6       $91.0        8%       $290.0         $265.6        9%
     Percentage of            39%         39%                    39%            39%
       total revenues

Total revenues            $250.2      $233.1        7%       $743.8         $689.3        8%

North American revenues (United States, Canada and Mexico) grew 7 percent in the third quarter of 1996 to $151.6 million from $142.1 million in the third quarter of 1995. North American revenues were up 7 percent in the first nine months of 1996 to $453.8 million from $423.7 million in the same period in 1995. International revenues increased 8 percent in the third quarter of 1996 to $98.6 million from $91.0 million in the year earlier period, with European revenues increasing 1 percent and Intercontinental revenues (principally Asia, Australia, and Latin America) increasing 20 percent. Over the first nine months of 1996, International revenues increased 9 percent to $290.0 million for the nine month period from $265.6 million in the year earlier period, with European revenues declining 1 percent and Intercontinental revenues increasing 30 percent. International revenues comprised 39 percent of total revenues in each of the third quarters of 1996 and 1995, and in the first nine months of 1996 and 1995.

The consolidated results for the third quarter and the first nine months of 1996 were not materially impacted by exchange rates when compared to the same periods in 1995 Although the Company takes into account changes in exchange rates over time in its pricing and strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "Future Operating Results."

Costs and Expenses
(Dollars in millions)

                                                                 Nine        Nine
                               Quarter   Quarter                 Months      Months
                               Ended     Ended       Percent     Ended       Ended     Percent
                               9/30/96   9/30/95     Change      9/30/96     9/30/95   Change
                               -------   -------     -------     -------     -------   -------
Cost of license fees        $   7.0      $  6.4        8%       $ 21.7      $ 21.2      2%
   Percentage of                  5%          4%                     5%          5%
     license fees

Cost of services            $  62.9      $ 53.7       17%       $181.9      $150.1     21%
   Percentage of                 61%         62%                    61%         59%
    services revenues

Sales and marketing         $ 123.4      $118.2        4%       $390.9      $347.6     12%
   Percentage of                 49%         51%                    53%         50%
    total revenues

Product
development and
engineering                 $  39.2      $ 38.4        2%       $128.4      $110.6     16%
   Percentage of                 16%         16%                    17%         16%
    total revenues

General and                 $  17.2      $ 17.2        0%       $ 55.6      $ 49.2     13%
administrative                    7%          7%                     7%          7%
   Percentage of
    total revenues

Cost of merger              $   0.0      (  1.0)       *        $  0.0      $ 24.0      *
Powersoft                         0%          0%                     0%          3%
   Percentage of
    total revenues

Purchase of
in-process
technology                  $  0.00      $  0.0        *        $  0.0      $ 20.0      *
   Percentage of                  0%          0%                     0%          3%
    total revenues

Cost of restructure         $  49.2      $  0.0        *        $ 49.2      $  0.0      *
   Percentage of                 20%          0%                     7%          0%
    total revenues

*  Not meaningful

Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation), amortization of capitalized software development costs, cost of acquired technologies, and third-party royalty costs, represented 5 percent of license fees in the third quarter of 1996 and 4 percent in the same period of 1995, totaling $7.0 million and $6.4 million, respectively. Cost of license fees totaled $21.7 million in the first nine months of 1996 and $21.2 million in same period of 1995, representing 5 percent of license fees in each period. Amortization of capitalized software costs included in cost of license fees was $1.9 million in the third quarter of 1996, up from $1.6 million in the third quarter of last year, and $5.7 million in the first nine months of 1996, up from $5 million over the same period in 1995.

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), decreased slightly as a percentage of services revenues to 61 percent in the third quarter of 1996 from 62 percent in the third quarter of 1995, and increased slightly to 61 percent from 59 percent for the first nine months of 1996 compared to the same period in 1995. The increase in absolute dollars in the third quarter and first nine months of 1996 compared to the same periods in 1995 reflects the expansion of the services organizations, made in order to better support the growth in customer sites, to enable the migration of the Company's customer base to the latest versions of Sybase(R) database products, to gain a more geographically diverse customer base, and to better enable customers to develop and deploy the Company's existing and new software products.

Sales and marketing. Sales and marketing expenses decreased slightly as a percentage of total revenues in the third quarter of 1996 compared to the third quarter of 1995. Sales and marketing expenses increased as a percentage of total revenues to 53 percent in the first nine months of 1996, from 50 percent in the first nine months of 1995 and also increased in absolute dollars. The increase in sales and marketing expenses in the first nine months of 1996 as a percentage of total revenues is primarily the result of lower than expected license revenues realized in the first nine months of 1996 and, to a lesser extent, the continued up-front costs of implementing a named account and indirect channels sales reorganization.

The increase in sales and marketing expenses in absolute dollars in the third quarter and first nine months of 1996 is attributable to the Company's investment in reorganizing, building and training its direct sales and sales management organizations; supporting increased sales through indirect channels; and developing relationships and programs with Sybase reseller and system integration partners.

Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) remained consistent as a percent of revenues at 16% in the third quarters of 1996 and 1995. This category represented 17% of revenues for the first nine months of 1996 compared to 16% in the same period of 1995. The slight increase in product development and engineering expenses as a percent of total revenues in the first nine months of 1996 is primarily the result of lower than anticipated license revenues in the first nine months of 1996. In absolute dollars, product development and engineering expenses in the third quarter of 1996 increased 2 percent over the third quarter of 1995. These expenses rose 16 percent in the first nine months of 1996 compared to the same period of 1995. Expenditures in the third quarter and first nine months of 1996 were made to further develop the System 11(TM) suite of products, including enhancements to Sybase(R) SQL Server(TM), SQL Anywhere(TM), Sybase IQ(TM) and Replication Server(R) products and certain other existing database products; the Company's interoperability products, including Enterprise CONNECT(TM) products; and application development tools, including PowerBuilder 5.0 and Optima++. The Company capitalized approximately $3.5 million and $3.5 million of software development costs in the third quarter of 1996 and 1995, respectively, representing 8 percent and 8 percent of gross product development and engineering expenditures. The Company capitalized approximately $8.1 million and $8.2 million of software development costs in the first nine months of 1996 and 1995, respectively, representing 6 percent and 7 percent of gross product development and engineering expenditures. The increase in capitalization of product development costs in the first nine months of 1996 in absolute dollars reflects major development programs such as Sybase IQ, PowerBuilder 5.0 and Optima++, all of which achieved technological feasibility during 1996 for purposes of capitalization. The Company believes that product development and engineering expenditures are essential to technology and product leadership.

General and administrative. As a percentage of revenues general and administrative expenses remained consistent at 7 percent in the third quarter and first nine months of 1996 compared to the same periods of 1995. In absolute dollars, general and administrative expenses during the first nine months of 1996 increased $6.4 million over the same period in 1995.

Cost of mergers. In the first quarter of 1995, the company charged to operations approximately $25.0 million related to the cost of merger with Powersoft Corporation. In the third quarter of 1995, the Company reversed $1.0 million of the $25.0 estimated and previously charged to operations in the first quarter of 1995, to adjust the merger costs to amounts actually expended. See "Future Operating Results."

Purchase of in-process technology. In the second quarter of 1995, the Company charged to operations approximately $20.0 million for the acquisition of in-process technology related to the business combination with SDP S.A. See "Future Operating Results."

Cost of restructure. In the third quarter of 1996, the Company charged to operations $49.2 million to cover the costs of a restructuring. The Company's goal in the restructuring was to reduce the on-going expenses and refocus its operations. The charge included approximately $17.0 million for severance and related items, $15.7 million for facilities consolidation and termination of real estate leases, $13.9 million for expenses related to discontinued products, and $2.6 million for other restructuring related items. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income (Loss)
(Dollars in millions)

                                                                     Nine        Nine
                             Quarter      Quarter                    Months      Months
                              Ended        Ended        Percent      Ended       Ended          Percent
                             9/30/96      9/30/95       Change       9/30/96     9/30/95        Change
                             -------      -------       -------      -------     -------        -------
Operating
income (loss)                 ($48.6)       $0.1           *          ($83.9)       ($33.4)         *
   Percentage of                 -19%          0%                        -11%           -5%
     total revenues

Operating income
exclusive of
one-time charges                $0.6       ($0.8)          *          ($34.7)        $10.6          *
   Percentage of                   0%          0 %                        -5%            2%
     total revenues


--------------
*  Not meaningful

The Company posted an operating profit of $0.6 million, before the cost of restructure in the third quarter of 1996. After the charge, the Company had an operating loss of $48.6 million in the third quarter of 1996. This compares with a $0.8 million operating loss in the third quarter of 1995 before the reversal of $1.0 million of merger costs. The Company incurred an operating loss of $34.7 million in the first nine months of 1996, before the restructuring charge. This compares with $10.6 million of operating income in the same period of 1995 before one-time, pre-tax charges of $20 million for the write-off of purchased in-process technology and $24 million in merger related costs, net of reversals. The substantial decrease in operating income for the first nine months of 1996 compared to the same period of 1995 results primarily from the costs of restructuring, the increased expenses described above and lower than expected license revenue.

Other Income and Expense, Net
(Dollars in millions)

                                                                            Nine        Nine
                                  Quarter      Quarter                      Months      Months
                                   Ended        Ended       Percent         Ended       Ended        Percent
                                  9/30/96      9/30/95      Change          9/30/96     9/30/95      Change
                                  -------      -------      -------         -------     -------      -------
Other income                        $2.1        $2.0            5%             $7.2         $6.9       4%
   Percentage of                       1%          1%                             1%           1%
     total revenues

Other expense, net                  $1.0       ($0.1)           *              $1.4        ($0.2)      *
   Percentage of                       0%          0%                             0%           0%
     total revenues


*  Not meaningful

Other income consists primarily of interest earned on cash investments. The increase in other income in absolute dollars in the third quarter and first nine months of 1996 compared to the same periods of 1995 is largely due to higher effective returns resulting from a shift in investments to taxable from tax-exempt investments, offset by smaller average invested cash balances than in the year earlier period. Net foreign exchange gains and losses resulting from the Company's hedging activities were immaterial for all periods covered.

Other expense and other (net) includes interest expense from capital lease obligations incurred in prior years, bank fees and expenses, net gains and losses resulting from the Company's foreign currency exposures, hedging activities and the related cost of foreign exchange hedging and the write off of assets.

Provision for Income Taxes
(Dollars in millions)

                                                                             Nine        Nine
                                  Quarter      Quarter                       Months      Months
                                   Ended        Ended        Percent         Ended       Ended          Percent
                                  9/30/96      9/30/95       Change          9/30/96     9/30/95        Change
                                  -------      -------       -------         -------     --------       -------
Provision for
income taxes                        $5.1         $0.9          467%            $6.0         ($1.2)          *

Effective tax rate                   *            *                             *             *

----------
* Not meaningful

The Company recorded an income tax provision of $5.1 million in the third quarter of 1996 and $0.9 million in the third quarter of 1995. The tax provision in the third quarter of 1996 was primarily due to the generation of taxable income and withholding taxes payable in certain foreign jurisdictions. For the first nine months of 1996, the Company's tax provision totals $6.0 million compared to a tax benefit of $1.2 million over the same period of 1995.

Realization of the Company's net deferred tax assets, which total $40.0 million at September 30, 1996, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit primarily from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have an impact on the Company's effective tax rate in future periods. See "Future Operating Results."

Net Income (Loss) and Net Income (Loss) Per Share
(Dollars in millions, except per share amounts)

                                                                             Nine        Nine
                                  Quarter      Quarter                       Months      Months
                                   Ended        Ended        Percent         Ended       Ended          Percent
                                  9/30/96      9/30/95       Change          9/30/96     9/30/95        Change
                                  -------      -------       -------         -------     --------       -------
Net income (loss)                  ($52.6)       $1.1            *           ($84.1)        ($25.5)       230%
   Percentage of                      -21%          0%                          -11%            -4%
     total revenues

Net income (loss)
per share                          ($0.69)      $0.02            *           ($1.13)        ($0.36)       214%

Shares used in per
share computation                    75.7        75.8                          74.8           70.9


The Company incurred a net loss in the third quarter of 1996 of $52.6 million, or $0.69 per share, compared to net income of $1.1 million, or $0.02 per share in the third quarter of 1995. The Company incurred a net loss in the first nine months of 1996 of $84.1 million, or $1.13 per share, compared to a net loss of $25.5 million, or $0.36 per share, in the same period of 1995. The significant increase in net loss during the third quarter of 1996 and the nine months ended September 30, 1996 is primarily the result of the $49.2 million cost of restructure discussed above. Shares used in the per share computation were essentially flat from the third quarter of 1995 to the third quarter of 1996, and increased 5 percent in the first nine months of 1996 from the same period of 1995.

FINANCIAL CONDITION
(Dollars in millions)

                                                                 Nine         Nine
                                                                Months       Months
                                                                 Ended        Ended        Percent
                                                                9/30/96      9/30/95        Change
                                                                -------      -------       --------
Working capital                                                   $91.0        $143.0        -36%

Cash, cash equivalents and  cash investments                     $155.6        $197.9        -21%

Net cash (used in) provided by operating activities              ($14.2)        $24.4       -158%

Net cash used in investing activities                            ($72.7)      ($113.2)       -36%

Net cash provided by financing activities                         $32.9         $39.0        -16%


Net cash used in operating activities was $14.2 million in the first nine months of 1996 compared to net cash provided by operating activities of $24.4 million in the first nine months of 1995. Net cash provided by operating activities during the first nine months of 1996 reflects a net loss of $84.1 million versus a net loss of $25.5 million in the year ago period.

Partially offsetting this increased loss, depreciation and amortization amounted to $76.5 million in the first nine months of 1996 compared to $48.6 million in the prior year. Additionally, decreased net cash from operating activities reflects an increase of accounts receivable of $25.2 million in the first nine months of 1996 compared to an accounts receivable decrease of $13.9 million in the same period of 1995. Cash provided by an increase in the deferred revenue balance was $11.0 million in the first nine months of 1996 compared to $21.7 million in the same period of 1995. In the first nine months of 1996 an increase in accrued income taxes totaled $2.9 million compared to a $21.5 million reduction in the same period of 1995.

Net cash used for investing activities decreased to $72.7 million in the first nine months of 1996 compared to $113.2 million in the same period of 1995. Investing activities included capital expenditures of $69.5 million in the first nine months of 1996 compared to $98.2 million in the same period of 1995, which reflects slower expansion of expenditures required to support the Company's worldwide employee base. Additionally, investing activities included cash used in business combinations of $1.1 million in the first nine months of 1996, compared to a cash use of $23.0 million (net of cash acquired) during the same period of 1995. During the first nine months of 1996 there was a net decrease of cash investments in the amount of $11.5 million compared to a $10.8 million net decrease in the same period of 1995.

Net cash provided by financing activities for the first nine months of 1996 was $32.9 million compared to $39.0 million in the same period of 1995. In the first nine months of 1996, $32.9 million was provided from the issuance of common as compared to $36.1 million in the year earlier period.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of September 30 1996, the Company had identifiable assets totaling $116.4 million associated with its European operations and $83.3 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposures from short-term intercompany payables and receivables denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Sybase Board of Directors (see Note 2 of Notes to Consolidated Financial Statements of 1995 Sybase Annual Report). The Company also experiences foreign exchange translation exposure on certain of its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, the U.S. parent company, to be a permanent investment in each subsidiary, the foreign currency translation gains and losses are reflected in stockholders' equity accumulated foreign currency translation adjustments.

Cash, cash equivalents, and cash investments totaled $155.6 million at September 30, 1996, compared to $197.9 million at September 30, 1995.

The Company currently believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs, for the foreseeable future. However, if the Company's future results of operations do not meet the Company's expectations or if the Company were to experience significant losses, the Company's financial condition would be adversely impacted and the Company could require additional sources of capital. The preceding sentence is a forward-looking statement, and as such actual results may differ from those forecasted due to a variety of factors, including but not limited to those in the Section entitled "Future Operating Results".

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's Common Stock will fluctuate in the future; and an investment in the Company's Common Stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of results for the entire fiscal year ended December 31, 1996 or any other future period. Expectations, forecasts and projections by the Company or others are by nature forward-looking statements and future results can not be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of that third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first and second quarters of 1996. Failure to achieve revenue, earnings and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company's rate of year-over-year growth slowed significantly in each of the past six quarters compared to the year earlier periods. The Company may not achieve in the future the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

Commencing in late 1995 and continuing throughout 1996 the Company implemented a variety of changes to the sales organization, including a new sales model, changes to sales compensation programs and an increased focus on sales through indirect channels. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. For example, the Company believes that these changes may have contributed in part to the lower than expected revenues in the first two quarters of 1996. In the second quarter of 1996, the Company announced several other management and organizational changes, including changes in the senior management of the sales and marketing organizations. In the third quarter of 1996, Mitchell Kertzman succeeded Mark Hoffman as the Company's President and Chief Executive Officer, with Mr. Hoffman continuing as the Company's Chairman of the Board. Also in the third quarter of 1996, Jack Acosta succeeded Ken Goldman as the Company's Chief Financial Officer and David Litwack became Executive Vice President of Products. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results, and could materially adversely affect productivity, expenses and revenues.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and the first nine months of 1996 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. In particular, due to a variety of factors, the Company's stock price declined significantly during the third quarter of 1994, the second quarter of 1995 and the first and second quarters of 1996. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

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

The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Informix Corporation, Microsoft Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources and a larger installed base than the Company. Each of Informix, IBM, Microsoft and Oracle has announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products introduced by existing or future competitors could increase the competition faced by the Company's products, and result in greater price pressure on certain of the Company's database products, especially to the extent that market acceptance for personal computer oriented technologies increases. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

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

The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products, on a timely and cost-effective basis, that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately on the market acceptance received by such new or enhanced products. The Company has announced the development and anticipated availability dates of several products. For example, Optima++ for Java development and the Company currently plans to commence commercial shipment of this product in late 1996 or early 1997. The Company has also announced its NetImpact(TM) family of Internet application development tools which the Company currently plans to commence commercial shipment in 1997. The Company has experienced delays in introducing some new products in the past. For example, the commercial shipment of Sybase IQ which became commercially available in February 1996 was previously planned for the second half of 1995. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, particularly SQL Server 11 which became commercially available in December 1995 and PowerBuilder 5.0 which became commercially available in June 1996, or the Company's failure to accurately anticipate customer demand or meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase relational database management systems ("RDBMSs") until certain features are added to the Company's RDBMS and others may never be available on Sybase's RDBMS. In addition, the Company's application development tools, database design tools and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that over time the development, quality, and support of products for non-Sybase RDBMSs will diminish, the Company's business, results of operations and financial condition could be materially and adversely affected.

Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company, its products, business, or competitors, or by the advertising or marketing efforts of competitors, or other factors that could affect customer perception, such as the criticism of the scalability of the Company's SQL Server 10 database product experienced in 1995. In addition, customer perception of Sybase and its products could be adversely affected by financial results reported for the 1995 fiscal year and the first nine months of 1996 and by press reports related thereto.

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

During the third quarter of 1996 the Company incurred a restructuring charge of approximately $49 million. The Company will continue to evaluate its business, products and results of operations, and accordingly the Company may incur restructuring charges sometime in the future.

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



November 12, 1996                            SYBASE, INC.

                                   By /s/ JACK L. ACOSTA
                                      -----------------------------------------
                                   Jack L. Acosta
                                      Senior Vice President, Finance
                                      and Chief Financial Officer
                                      (Principal Financial Officer)

                                   By /s/ PETER F. PERVERE
                                      -----------------------------------------
                                   Peter F. Pervere
                                      Vice President and
                                      Corporate Controller
                                      (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q

    Exhibit Number                              Description

         11.1                       Computation of Loss Per Share

         27                         Financial Data Schedule