Form 10-K405
period 1996-12-31
SYBASE INC
filed 1997-03-27
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the transition period from       to

                         Commission file number: 0-19395

                                  SYBASE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             94-2941005
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               6475 Christie Avenue, Emeryville, California 94608
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (510) 922-3500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

                         Preferred Share Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 1997 as reported on the NASDAQ National Market System, was approximately $723,396,258. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 1997, Registrant had outstanding 78,439,005 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

ITEM 1.  BUSINESS


THE COMPANY

         Sybase, Inc. ("Sybase" or the "Company") is a worldwide leader in distributed, open computing solutions. Founded in 1984, the Company provides customers and partners with software and services to create business solutions for strategic, competitive advantage. The Company designs and develops products geared toward open, distributed, high performance, end-to-end solutions which include databases, middleware and application development tools for client/server, Internet and intranet transaction processing and data mart and data warehousing applications. Designed to work together as an integrated system, the Company's products are intended to allow customers to develop and deliver complete information solutions integral to the operations of their enterprises. Sybase also provides comprehensive consulting, education and technical support services to support implementation of its products by customers. Unless otherwise specified, the terms "Sybase" or the "Company" include Sybase and all of its direct and indirect consolidated subsidiaries.


ARCHITECTURE AND MARKET OVERVIEW

         Sybase's advanced software product architecture allows users to build and deploy applications that can be distributed across a heterogeneous networked computing environment. Sybase's software product architecture is based on a multi-tier model which is widely recognized as the most effective approach to networked applications. From a hardware perspective, the model generally consists of "client" desktop computers (e.g., personal computers and workstations) networked to "server" computers (e.g., workstations servers, minicomputers and mainframes) which supports middle-tier and database software. From a software perspective, the model generally consists of a "client" or "browser" handling the user interface and, in some cases, local data manipulation functions. When employed, a "middle-tier" of the architecture provides application logic and, in Internet applications, communication with the web browser. The "back-end" of the architecture is the data source, which in many cases is a database. A multi-tier configuration can support many concurrent users at a high performance level across a range of hardware and software environments.

         Sybase believes its products and technology stand on four "pillars" of technical strength:

         - DISTRIBUTED COMPUTING. Sybase is committed to building products that are designed to make distributed computing easier and more reliable. Sybase believes its competitors see centralization around a closed, monolithic architecture.

         - HIGH PERFORMANCE. Sybase is committed to achieving and holding the highest performance marks on virtually every platform, with better and faster scalability than competing products.

         - OPEN COMPUTING. Since the Company believes its customers will always have more than one brand of database, it is committed to offering an open product set that facilitates coexistence of databases, and coexistence with mainframe computers so that customers can choose "best-of-breed" solutions without being locked into one vendor.

         - END-TO-END SOLUTIONS. The Company is committed to offering end-to-end solutions which allow objects and programming logic on every tier and platform, for distributed, high performance, open computing. To facilitate this, the Company partners with leading application providers, integrators, and other partners necessary to solve the problems of customers in its target markets.

         Sybase software is primarily used to address customer needs for online transaction processing ("OLTP") systems, datawarehouses and datamarts, and Internet and intranet applications. Each of these three areas has unique requirements. Sybase offers products that are designed to address each of these areas, to operate together and to provide the flexibility of enabling customers to also mix and match software from different vendors.


----------
         Sybase, the Sybase logo, SQL Server, System 11, SQL Anywhere, Replication Server, Sybase MPP, Replication Agent, Replication Toolkit, Replication Driver, SQL Anywhere, Web.SQL, dbQ, Sybase IQ, QuickStart Datamart, EnterpriseConnect, OmniConnect, DirectConnect, Open Client, Open Server, Open ClientConnect, Open ServerConnect, Powersoft, PowerBuilder, Power++, PowerScript, Object Cycle, InfoMaker, S-Designor, DataArchitect, ProcessAnalyst, AppModeler, WarehouseArchitec, MetaWorks, Formula One, Optima ++, Power++, Watcom, Formula One, First Impression, GeoPoint, Visual Speller, Visual Writer, WebViewer, SupportPlus, SyBooks, SKILS, Transact SQL, Bitwise, and AnswerBase are trademarks of Sybase, Inc. or its subsidiaries.

         This Form 10-K also includes additional trademarks of other companies.

         OLTP applications, such as rental car reservation systems or securities brokerage systems, are characterized by the need to process and store a high rate of transactions. These applications are often critical to the customer's business activities and require a relational database management system ("RDBMS") that provides high performance, high efficiency and dependability. The increase in the amount of data captured and stored by OLTP and other applications has created the opportunity for businesses to improve operational efficiency or to gain competitive advantage through the analysis of that data.

         Datawarehouse and datamart applications are designed to access and analyze corporate data to provide information to enable the enterprise to make proactive decisions. Datawarehousing is characterized by the need to rapidly obtain answers to specific queries. For example, a retail clothing business may need to know the number of sweaters sold in the months of January and February in all stores in a particular region in order to more efficiently manage inventory levels. As a result, datawarehousing requires products that enable large amounts of corporate data, either stored centrally or in a number of locations and systems, to be quickly and cost effectively queried on a planned routine basis or on an ad-hoc or unplanned basis.

         Internet and intranet applications historically have been used for the dissemination of relatively static information; many current World Wide Web sites, for instance, consist of marketing material or other general information presented to the user's browser. Sybase believes that Internet and intranet applications increasingly will be used to develop more dynamic Web sites -- that is, sites integrated with RDBMSs, including those used for OLTP and data warehousing applications. For this reason, the computing architecture used to handle a range of business transactions within wide area network and local area network environments must quickly adapt to the requirements of the broader Internet paradigm.

         The Company also believes that businesses will increasingly seek to distribute applications or information to employees or other users throughout the enterprise. These include mobile or other users occasionally connected to network servers or other computing resources, as well as "extranet" users beyond the enterprise, such as suppliers and customers. As a result, OLTP, data warehouse, Internet, and intranet applications will need to facilitate distributed computing environments.

PRODUCTS

         The Company's distributed, high-performance, open, end-to-end solutions include database, middleware and application development tools. Its database products generally are marketed under the Sybase(R) brand name. Its middleware database access products generally are marketed under the EnterpriseConnect(TM) brand name, and its application development tools generally are marketed under the Powersoft(R) brand name. The Company supports a wide variety of hardware platforms and provides connectivity to other hardware platforms with large installed bases. Sybase products are available for various UNIX environments, Windows NT, NetWare, OS/2 and other software operating systems.


     DATABASE PRODUCTS

         An RDBMS is a core requirement for effective online networked computing applications. Sybase's database management systems permit multiple users and applications to access data concurrently while protecting the integrity of the data against user and program errors and against computer and network failures. Sybase's principal database products can be categorized as follows: Enterprise Database Products, Data Movement Products, Workplace Database Products, Distributed Transaction Products and Data Warehouse Products.


       ENTERPRISE DATABASE PRODUCTS

         SYBASE SQL SERVER(TM) 11. Sybase SQL Server 11 is the latest version of the Company's flagship client/server RDBMS product designed specifically for online mission critical applications. SQL Server is a high performance, programmable RDBMS server designed for online networked, OLTP and data warehouse applications. The SQL Server family of products includes versions of SQL Server software for a wide variety of computer platforms and operating systems. This server defines, stores, retrieves, updates and manages data by using an extended relational database language based primarily on the Structured Query Language ("SQL"), the industry-standard data manipulation language for RDBMSs.

         SQL Server products deliver the high throughput and fast response times required to support online simultaneous transactions and queries from multiple users. The Transaction Processing Performance Council (TPC) is an independent organization focused on testing and auditing database software and hardware server performance results. Its type "C" throughput and price/performance benchmarks (TPC-C) simulate order entry environments in large enterprises and exercise a system's breadth of components associated with such environments. As of March 1997, SQL Server 11 had achieved the best TPC-C benchmarks recorded on Hewlett-Packard Company's HP RISC UNIX-based symmetric multiprocessing (SMP) system. As of January 1997, SQL Server 11 had achieved the highest TPC-C benchmarks recorded for a SMP system on Sun Microsystems' Ultra(TM) Enterprise(TM) 6000 server utilizing 20 processors with the Solaris(TM) 2.5.1 operating environment. SQL Server is fully compliant with ANSI/ISO SQL-89 standard and with entry-level ANSI/ISO SQL-92, supports applications written to the ODBC, X/Open and X/A standards and supports a wide variety of network protocols.

         New enhancements to SQL Server 11, including parallel querying and application queues that separate users into different virtual servers, are currently scheduled to be released in 1997. The foregoing statement regarding a projected future date of product availability constitutes a forward-looking statement and the ultimate actual results could differ materially because of a number of factors, including those discussed below in the section headed "Product Development".

         SYBASE SQL SERVER WITH MPP. Sybase SQL Server with MPP (formerly named Sybase MPP(TM)) provides powerful high performance massively parallel database processing specifically designed to enable complex database queries to be processed simultaneously on multiple processors and disks. This product is based on Sybase's shared-nothing, Open Client/Open Server technology and supports SMP (symmetric multiprocessor) systems, clusters of SMPs and massively parallel processing (MPP) systems. This flexible architecture is designed to enable customers to grow their business data from hundreds of gigabytes to terabytes and receive answers to complex questions in minutes or seconds. In mid-1996, Sybase announced general availability of MPP 11.0 for certain Hewlett-Packard, Hitachi, IBM and Sun Microsystems platforms, as well as expanded availability for NCR 5100 and 3600 computers.

       DATA MOVEMENT PRODUCTS

         REPLICATION SERVER(R). Sybase's Replication Server software provides bi-directional replication across enterprise client/server and desktop systems, and is designed to allow data sharing among operational and decision support systems without affecting data integrity and consistency, and business performance. Replication Server 11, the latest version of this product, contains a number of new and enhanced features. Frequently, each piece of data in an organization has a primary site which is the actual source of the data and is the location where the data is updated or revised. Using Replication Server software, organizations can allow remote sites to subscribe to the primary site for the data they need, and Replication Server will deliver that data and monitor the primary site for any transactions that change the primary site data. The Replication Server product will then deliver the transactions to the remote sites, thereby ensuring that the remote sites automatically have the updated data. The Replication Server architecture uses store-and-forward asynchronous replication. This transaction-based store-and-forward technology monitors and replicates changes based on the activity at the primary data site and forwards changes to replicated sites without the need for the system to query the primary data manager. As a result, the Replication Server reduces the impact on the primary data manager while providing near real-time data replication.

         Other products within the Replication Server family include the following: REPLICATION AGENT(TM) works in concert with Replication Server and provides transparent asynchronous replication for non-Sybase information in Oracle, DB2, IMS and VSAM data sources. REPLICATION TOOLKIT(TM) FOR MVS allows customers and partners to develop and run MVS-based modules for the Replication Server environment by providing a common log, configuration file and interface for replication. REPLICATION DRIVER(TM) FOR ODBC is a component of Replication Server that allows the replication of transactions to desktop databases supported by ODBC, such as Lotus Notes, Microsoft Access and dBASE 5.x.

         INFOPUMP(TM). InfoPump software automates the cross-server movement and synchronization of dissimilar data from sources such as Sybase, Oracle, Microsoft, Lotus Notes, DB2 and AS/400.

       WORKPLACE DATABASE PRODUCTS

         SQL ANYWHERE(TM). Sybase believes that businesses are increasingly seeking to extend the information technology-enabled workplace beyond traditional environments supported by centralized information systems to anywhere people work or transactions occur. To accomplish that objective, applications will be deployed across a broad range of distributed environments including small branch offices, mobile PCs and customer sites. SQL Anywhere (formerly named WATCOM SQL) is a full-featured SQL RDBMS that addresses the requirements of enterprise wide deployment. SQL Anywhere was designed for simplicity, low cost and scalability for mobile computers, standalone desktop PCs and small networks of PCs. SQL Anywhere is fully compatible and interoperable with Sybase SQL Server. In August 1996, the Company introduced SQL Anywhere Professional 5.5, featuring NetImpact(TM) Dynamo, a Web enabling component which allows organizations to replicate Web pages to their remote or mobile workers. It also offers the facility to embed SQL scripts within HTML pages so that each user receives a personalized version of Web pages and may be authorized to conduct queries against the corporate database. This integration enables Sybase to offer a comprehensive and scaleable RDBMS product line for customer requirements ranging from single desktop or mobile system configurations to enterprise-wide environments. SQL Anywhere products are currently available for Windows 3.x, Windows 95, Windows NT, NetWare, OS/2 and DOS operating systems.

         SYBASE SQL SERVER PROFESSIONAL FOR WINDOWS NT. Released in December 1996, this product offers a complete solution for creating and managing distributed client/server applications and database-driven Web sites. Sybase SQL Server Professional for Windows NT integrates a high performance relational database with a full suite of productivity tools and technologies to make it easier for database administrators to manage content in both databases and Web sites. The Logical Memory Manager (LMM) of this product automatically optimizes memory and block I/O based on the current workload, while its fully symmetric kernel is designed to efficiently manage load balancing across all the available CPU's allowing high performance without extensive tuning, plus the ability and flexibility to directly tune LLM for even greater workload performance results. SQL Server Professional can provide scalability across an enterprise's range of computing needs. The products upward scalability by way of compatible SQL Server implementations on high performance RISC UNIX platforms is complemented by downward scalability by way of SQL Anywhere, from PC LANs to mobile systems.

       DISTRIBUTED TRANSACTION PRODUCTS

         WEB.SQL(TM). The Company's Web.SQL product became generally available in 1996. This product provides high-speed, open links between databases and Web servers. It provides and manages persistent connections to a company's databases so that Web pages can be dynamically updated with the most current data available, such as stock quotes or order information. This capability allows Internet and intranet developers to quickly and easily leverage the data held in existing company databases and other data sources. The product is designed to work with standard protocols and the leading Web browsers and servers. Developers can insert database instructions into the text of Web pages so that when the page is requested, the inserted database queries are executed and the results are returned to the Web browser as pure HTML text. With this capability, developers can write Web pages that automatically generate personalized content for each individual user based on the user's preferences or prior behavior without having to constantly rewrite HTML code. For example, rather than simply posting a static, text-based product list on the Web, developers can publish a catalog that is automatically customized for each user, highlighting products that the customer is most likely to be interested in. In addition, developers can use Web.SQL as the interface to support current OLTP and decision support systems on the Web.

         DBQ(TM). DbQ software is designed to integrate reliable message queuing into the database management system. It enables asynchronous "fire-and-forget" transaction processing over the Internet, with advantages over both synchronous and general purpose messaging systems.

       DATA WAREHOUSE PRODUCTS

         SYBASE IQ(TM). As companies increasingly utilize data warehouses to capture and store information for use in strategic decision support, there is a need for new software products to enable users to rapidly access and analyze the stored information in a client/server environment. Sybase IQ is an optional extension to SQL Server designed specifically to provide substantially enhanced performance for the complex, interactive ad hoc queries that dominate client/server-based data warehouse applications in a multi-user environment. Sybase IQ utilizes an innovative Bitwise(TM) indexing technology to provide rapid responses with a minimum of tuning. Intelligent data storage, compression and retrieval software features are designed to reduce storage requirements for data in comparison to traditional index RDBMSs and to minimize the associated hardware costs of data warehousing. Sybase IQ can work with standard commercial hardware, import database information from a wide variety of data sources and support a wide range of standard SQL tools and online analytical processing middleware from companies such as Business Objects, Cognos and Prodea. In 1996, version 11.0 of Sybase IQ became generally available on Hewlett-Packard Company's HP9000, Digital Equipment Corporation's AlphaServer, Sun Microsystem's Solaris-based SPARC Servers and IBM's AIX platform.

         QUICKSTART DATAMART(TM). QuickStart DataMart is designed to provide a fast, flexible and cost-effective solution for developing an interactive warehouse, or data mart, within an enterprise architecture. Datamarts, which are special-purpose data warehouses focused on a single strategic or departmental application, have recently emerged as a popular solution for businesses seeking to use their historical data to gain competitive advantage or to enter new markets. Sybase's offering combines Sybase IQ with the tools needed for extracting data from a mainframe and other operational systems as well as a choice of popular query tools. Also included are systems integration services and training from Sybase Professional Services. QuickStart DataMart prepackaged on the IBM RS/6000 platform is currently scheduled to be available in the second half of 1997. The foregoing statement regarding a projected future date of product availability constitutes a forward-looking statement and the ultimate actual results could differ materially because of a number of factors, including those discussed below in the section headed "Product Development".


     MIDDLEWARE

         Within larger enterprises, data is generally stored in RDBMS and non-RDBMS sources developed by different vendors, operating on different hardware platforms running under different operating systems, operated or managed by different departments or groups. Frequently, all of this data is critical to an entity. Enterprise-wide computing increases the need for products that can integrate and access data within a heterogeneous environment. Sybase's EnterpriseConnect(TM) family of middleware products are designed to enable information that is different in format, distributed in multiple locations and stored in disparate computing systems to be integrated easily and transparently for use in OLTP and data warehouse applications and to facilitate mass deployment. EnterpriseConnect products provide access to multiple data sources, allowing developers to build applications that can access RDBMSs from many vendors other than Sybase, including DB2 from IBM, and products from Oracle Corporation, Informix Corporation and Computer Associates, Inc., as well as a wide variety of non-RDBMS data sources, transaction services and computer services such as electronic mail, stock quote and wire feeds and telephone networking systems. The Company believes that EnterpriseConnect products are installed in approximately two-thirds of the Fortune 1,000 companies.

         OMNICONNECT(TM). Users and developers within a distributed heterogeneous environment generally do not want to have to be required to identify where data is stored and in what database and in what SQL dialect, nor do they want to change applications or queries if the data is moved within the network. OmniConnect(TM) (formerly named OmniSQL Server) provides transparent access to, and interoperability with, heterogeneous data sources. OmniConnect simplifies enterprise-wide data access by enabling users and developers to employ a single language for queries and application development that can access data throughout the enterprise. The OmniConnect product allows users to access remote data from over 25 different data sources, including Sybase SQL Server, Oracle or DB2 databases, as well as local RMS or ISAM files, as though all data was stored locally on a single client/server RDBMS. OmniConnect translates Sybase Transact-SQL into the target RDBMS SQL dialect and automatically joins data from multiple databases to respond to a single query. Because it enables users to access multiple data sources as if data were stored in a single database, users can reduce training costs because they need to learn only the Sybase access language, rather than a separate access language for each of the many databases that may be used in the enterprise. In addition, because the OmniConnect catalogue stores the location of each table of information for all DBMSs accessed, users do not need to know where each type of data resides within each database or which server controls a database.

         DIRECTCONNECT(TM). Sybase DirectConnect data access servers are Sybase's middleware building blocks for connectivity between LAN-based clients and enterprise data sources. The Company's current database gateways include more than 16 turnkey, point-to-point database gateways that provide a high performance solution for transferring data between mainframe or LAN-based data sources. These gateways support access to IBM's DB/2, SQL/DS, AS/400, as well as Oracle and Teradata, and incorporate the Open Server technology. The gateways resolve differences in data formats, catalogs, and error handling to provide transparent read/write update and data transfer between heterogeneous databases. Users can use a DirectConnect server on its own to connect directly to a single data source, or combine DirectConnect with other products in the Sybase EnterpriseConnect family for enterprise data access, data movement, data transparency, heterogeneous replication, and data warehousing. The DirectConnect gateways are designed for high-performance single-source access, increased simplicity and consistency and enhanced systems management.

         INFOHUB. InfoHub, an add-on product to mainframe gateways from Sybase, is designed to allow users to quickly and easily access, read, write, and update nonrelational mainframe data, such as VSAM, IMS, IDMS and ADABAS, as if it were Sybase SQL Server data instead of having to write mainframe-specific data access code. Because the Sybase gateways are based on the Sybase Open Client application programming interface (API), InfoHub users can access this nonrelational data using any of 125 desktop applications that adhere to the Open Client API, including PowerBuilder, Microsoft Access, and Visual BASIC.

         OPEN CLIENTCONNECT(TM). Businesses rely on mainframe systems for many high-speed transaction-oriented applications. Increasingly, these applications also need to access data stored throughout the enterprise in the distributed LAN environment. Sybase's Open ClientConnect(TM) for CICS and Open ClientConnect for IMS and MVS bridge the gap, giving users the flexibility to use mainframes as a client in a heterogeneous, client/server computing environment with the ability to access data located in one or more LAN-based servers. Open ClientConnect allows the mainframe to take on the initiating role of a client in a distributed system. Open ClientConnect is a library of routines, programming services, and run-time services that users can use to develop client/server applications. It allows mainframe programs written in Assembler, C, COBOL II, COBOL, or PL/I to communicate easily with Sybase SQL Server, with applications developed using Open Server(TM), and with other LAN RDBMSs using DirectConnect gateways.

         OPEN SERVERCONNECT(TM). Organizations need to access data from a wide range of heterogeneous systems to formulate strategic decisions. Open ServerConnect(TM) for CICS and Open ServerConnect for IMS and MVS, is designed to allow users running their favorite LAN-based applications on desktops get high-performance read/write access to data and online production applications that reside on CICS, IMS, and MVS systems. At the same time, these products are designed to allow mainframe managers to maintain control of data integrity and security through existing mainframe security systems. Open ServerConnect for CICS and Open ServerConnect for IMS and MVS allow mainframes to act as both an application server and a data server in a distributed environment. These APIs allow CICS, IMS, and MVS data and application programs to appear as Sybase data to a calling program -- typically an Open Client application. These APIs are designed to allow users to deliver critical CICS, IMS, and MVS data and services to requesting clients through a single Sybase infrastructure.

         OPEN CLIENT(TM). Open Client is a client-side application kit for building interfaces to Sybase data sources, including SQL Server, Open Server, Replication Server and OmniConnect. Open Client offers developers a choice of standards-based programming interfaces that are consistent across a variety of hardware platforms.

         OPEN SERVER(TM). The Company's Open Server products are based on Sybase's client/server messaging protocol which consists of a multi-verb set dialect supporting SQL remote procedure calls (RPCs) and message buffers passed from client to server. These products enable customers to utilize more fully their existing computing networks and database investments and to integrate more effectively with independent data sources and application services. The Open Server family of products provides an application programming interface for developing gateways to other DBMSs, data sources and services. These products integrate data from diverse sources such as real-time data feeds, networking services and other relational and non-relational databases. Open Server for CICS allows CICS applications on IBM/MVS mainframes to become servers in the Sybase environment.


     TOOLS

         The Company's application development tools are designed to enable users to develop, use and manage a wide variety of information-intensive, online and decision support applications within client/server and Internet environments. In February 1995, Sybase merged with Powersoft Corporation ("Powersoft"), the leading supplier of client/server application development tools. The Company's application development tools are generally marketed under the Powersoft(R) brand and include development tools, development tool add-ons, design tools, productivity tools, languages and components.

       DEVELOPMENT TOOLS

         POWERBUILDER(R). The Company's principal application development tool is PowerBuilder, a 4GL scalable tool for client/server and Internet application development. Version 5.0 of PowerBuilder, which is available in Enterprise, Professional and Desktop editions, was commercially released in 1996. PowerBuilder combines an intuitive graphical interface with a powerful object oriented development language, and enables developers to rapidly build client/server and Internet applications without requiring specialized knowledge or the operating system or complicated programming. The PowerBuilder development environment takes advantage of Microsoft Corporation's Windows and Windows NT operating systems. A developer using PowerBuilder can also build applications which interoperate with other applications running under Windows. Because PowerBuilder provides support for Windows features such as Dynamic Data Exchange
(DDE), Dynamic Link Libraries (DLLs) and Object Linking and Embedding (OLE), a PowerBuilder application can exchange data with other applications such as spreadsheet or word processing programs running under Windows, can call external routines from other third-party programs written in C or other third-generation languages, and can launch other Windows applications from within the PowerBuilder application. For example, an end-user can link a Lotus 1-2-3 or Excel spreadsheet to a PowerBuilder application, so that changes in the spreadsheet will result in automatic updating of the related PowerBuilder data, and vice versa.

         PowerBuilder also permits simultaneous access to multiple databases from within a single application. Access to these RDBMS products is provided through direct links which, in addition to supporting industry-standard SQL commands, also support features such as non-standard data types (e.g. images or large documents), database extensions, stored procedures and other features specific to each RDBMS.

         POWER++(TM). In September 1996, Sybase released Version 1.5 of the Power++ (formerly known as Optima++) product line, a family of rapid application development (RAD) tools that simplifies the use of C++. Available in three editions -- Developer, Professional and Enterprise -- Power++ is designed to allow developers to build everything from simple, standalone applications to advanced, enterprise-wide client/server and Internet applications. Power++ is based on a component-centric architecture that utilizes an innovative "drag and drop" programming techniques to enable developers to create native 32-bit C++ applications without an extensive knowledge of the C++ language. As an Internet development tool, Power++ includes pre-built, re-usable ActiveX components licensed from NetManage, Inc. to quickly integrate web browsing, mail, data exchange and WinSock capabilities. OBJECT CYCLE(TM), a network based version control product provides an environment for storing version information on development projects, is included in PowerBuilder and Optima ++ Enterprise editions.

         DEVELOPMENT TOOL ADD-ONS

         Sybase offers a wide range of development tool add-ons, including the following: INTERNET DEVELOPER TOOLKIT allows users to build dynamic Web server applications to extend existing PowerBuilder applications on the Internet. ADVANCED DEVELOPER TOOLKIT, which is part of PowerBuilder Enterprise, includes the PowerBuilder Foundation Class library and offers increased productivity. POWERBUILDER LIBRARY FOR LOTUS NOTES, also included in PowerBuilder Enterprise, is designed to provide seamless connectivity between PowerBuilder and Lotus Notes R4 databases. TRANSLATION TOOLKIT(TM) is designed to allow the translation of PowerBuilder and InfoMaker 5.0 applications into foreign languages. FUNCKY FOR POWERBUILDER extends PowerBuilder's PowerScript(TM) language with nearly 500 additional functions, including string-handling, data conversion routines, disk access, system queries and low level file manipulation.

       DESIGN TOOLS

         S-DESIGNOR(R). In May 1995, Sybase acquired SDP, S.A., a leading developer of database design tools. The S-Designor tools are used for designing and building highly optimized and functional databases, data warehouses and data aware components. In July 1996, Sybase began shipping Version 5.1 of S-Designor. S-Designor products allow database designers to translate logical concepts into high-quality databases with the ability to define, generate and manage a database's physical properties for more than 30 DBMSs. The S-Designor products also interoperate with various popular development environments, including PowerBuilder.

         The S-Designor toolset includes separate integrated modules that allow users to tailor application modeling to their particular needs:
DATAARCHITECT(TM) allows users to design relational databases with separate conceptual and physical data models. PROCESSANALYST(TM) provides data-flow diagramming, helping designers capture business processes and discover organizational structures. APPMODELER(TM) offers a head start on PowerBuilder, Optima ++, Visual Basic, Delphi and Web development. It offers rapid generation of application objects based on a data model. WAREHOUSEARCHITECT(TM) helps users design and generate data warehouses for high speed DSS applications. The product also supports traditional DBMSs, plus Sybase IQ and Red Brick Warehouse. METAWORKS(TM) provides for efficient management of modeling information with dictionary facilities that complements a team environment. VIEWER provides read-only access to data models, and allows users a high-level view of multiple projects in an open, secure environment.

       PRODUCTIVITY TOOLS

         POWERSOFT PORTFOLIO(TM) combines PowerBuilder Desktop for development, S-Designor AppModeler Desktop for data modeling, and the four-user edition of SQL Anywhere Server.

         INFOMAKER(TM) is a personal access and information management tool that provides a feature set for developing queries and presentation-quality reports with data management capabilities. InfoMaker is designed to complement PowerBuilder applications and includes a SQL Anywhere database and connectivity utilities.

       LANGUAGES

         WATCOM C++. The Company's Watcom(TM) C/C++ compilers are the industry leading compiler tools using the C++ programming language for the building of client/server applications. Developers can utilize these products to create 32-bit C++ applications that can exploit the user interface controls and operating features of Windows 95 and Windows NT. WATCOM FORTRAN 77 delivers a comprehensive 16- and 32-bit FORTRAN development system.

       COMPONENTS

       Components are, pre-built, reusable tools or applications that developers can incorporate into their applications with minimal development time. In February 1996, the Company formed the Powersoft Components Division and merged with Visual Components, Inc., a leading supplier of components. Components offered by the Company under the Visual Components(R) brand include the following: FORMULA ONE(TM), an Excel-compatible spreadsheet with seamless integration between SQL and spreadsheet data. FIRST IMPRESSION(TM), a photorealistic charting tool for simple bar charts to complex 3D surface charts. GEOPOINT(TM), a data-aware presentation tool designed to create mapping diagrams from illustrations produced in popular graphic tools such as Auto/CAD. VISUAL SPELLER(TM), a powerful spellchecker with full search and replace capabilities, and comprehensive multilingual dictionaries. VISUAL WRITER(TM), a high performance text control that lets users quickly add text editing functionality to applications. WEBVIEWER(TM), which allows users to easily add HTML document viewing capabilities to applications. SYSTEM TOOLS(TM) is a collection of user interface components designed to make it easy for users to tap the functionality of Windows 95.


     HARDWARE AND SOFTWARE PLATFORMS SUPPORTED

         Sybase's products are available for various operating systems and hardware platforms. Computers and operating systems for which certain Sybase products are available include, but are not limited to, (in alphabetical order) the Bull DPX Series; Data General Aviion; all Digital Equipment Corporation Alpha computers running Open VMS and OSF/1; Hewlett-Packard computers; the IBM RS/6000; NEC computers; NCR System 3000 family; the Pyramid S Server family; the Sequent Symmetry Series; Siemens Nixdorf SIE computers; Silicon Graphics computers; Sony NEWS computers; Stratus VOS and FTX computers; all Sun Microsystems computers; Unisys U 6000 65/75/85 computers; and personal computers running on Apple MacIntosh; UNIX, OS/2, NetWare, DOS, SCO UNIX, Windows and Windows NT operating systems.

SERVICES

         CONSULTING SERVICES. Sybase believes that it is essential in today's networked heterogeneous hardware and software environments to offer comprehensive consulting and integration services for its customers. The Company provides these services through its professional services organization. The combination of Sybase's client/server architecture and products and professional services can provide users with complete solutions for building online, enterprise-wide applications. Services include strategic business analysis and modeling, architecture and resource planning, custom application design and development, performance and migration services, system administration and extensive SQL and Sybase product training. The Company's consulting organization also provides business consulting services to help customers determine the business process and infrastructure requirements that can result in performance improvement and achievement of the customers' desired business objectives. As a result, Sybase can offer customers implementing enterprise business solutions both the business methodology and the technology, tools and services for determining and implementing those solutions.

         TECHNICAL SUPPORT AND MAINTENANCE SERVICES. The Company believes that providing effective technical support to its customers is critical to customer satisfaction. The Company provides technical support for North America and Latin America primarily from its support centers in Emeryville, California and Burlington, Massachusetts and for Asia/Pacific primarily from its support center in Tokyo, Japan and Hong Kong. In Europe, support is provided from the Company's support centers in France, Germany, Switzerland, The Netherlands and the United Kingdom. Telephone support is available 24 hours a day, seven days a week. In countries where the Company does not have a direct presence, support is offered by the Company's distributors, with backup support by the Company's support center personnel.

         Sybase offers several SupportPlus (TM) maintenance and support plans to enable customers to select the level of support desired for their particular needs. These plans, consisting of desktop, standard, advantage and preferred support alternatives, provide differing fees, response times, support hours, training and other support services.

         Historically software documentation has been bulky, expensive to duplicate and tedious to update. In 1994 Sybase introduced its SyBooks(TM) CD-ROM based product documentation. SyBooks provides an online product documentation reference (with text search and retrieval capability) . A copy of SyBooks is shipped with each product. Sybase also offers AnswerBase(TM), a CD-ROM product containing Sybase's technical notes, internal support reference and support bulletins. Customers receive AnswerBase free under each of the various SupportPlus plans. The Company also makes available to customers through the Internet certain technical support information and records relating to its Powersoft products in order to provide customers with the same information available to the Company's own internal support personnel.

         Licensees generally are required to purchase an initial one-year maintenance contract, which consists of technical support and product updates. However, first year support and maintenance for certain workgroup and Powersoft branded products is optional. The annual fees for technical support vary depending upon the support options selected, including the SupportPlus level alternative and the number of customer employees authorized to obtain telephone support. After the first year, licensees have the option of renewing their maintenance contract for an annual fee.

         TRAINING AND EDUCATION SERVICES. The Company provides a broad education curriculum for its customers. The Company offers basic and advanced classes from education centers in the United States, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Switzerland, Taiwan and the United Kingdom, for the purpose of increasing the customer's proficiency with Sybase's products. On-site and specially tailored customer classes are also available. A number of the Company's distributors also provide training. In addition to classroom training, Sybase also offers a number of videotape training materials for self-paced training. Training is also available through authorized third party providers.

         Sybase believes that customer training is as integral a component of its products as the software and documentation. In 1994, Sybase introduced SKILS(TM) to provide interactive multimedia training for users of Sybase products. SKILS enables individuals and teams to train, answer technical questions and create their own reference notes.

SALES, MARKETING AND CUSTOMERS

         The Company markets its products both through a direct sales organization and through indirect sales channels comprised of commercial application partners ("CAPs"), systems integrators ("SIs") and international distributors. In general, enterprise database products, middleware and services are primarily marketed through the direct sales organization; and tools products and PC-oriented databases are marketed primarily through a combination of indirect channels and direct sales. The Company's goal is to increase the portion of its revenues that are generated through CAPs and SIs. In this regard the Company implemented in late 1995 and 1996 a variety of changes to the sales organization, including a new sales model, changes to sales compensation programs and an increased focus on sales through indirect channels. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. See "Part II, Item 5 -- Market For The Registrant's Common Stock And Related Stockholder Matters --Stock Price Volatility; Future Operating Results."

         Approximately 32%, 38% and 39% of the Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively, were from international operations. In 1995, Sybase expanded its direct presence in international markets through the acquisition of its distributors in Sweden and the Czech Republic (which also markets into Slovakia, and the establishment of new subsidiaries in Taiwan, Malaysia and Singapore. The Company's subsidiaries currently license and support the Company's products in Australia, Belgium, Brazil, Czech Republic, China, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. In 1996, the Company established a subsidiary in the Philippines and a liaison office in India. The Company also licenses its products through distributors in Europe, Asia and Latin America. In the future the Company could experience fluctuations in international revenues and such fluctuations, if any, could adversely affect the Company's financial results. For a discussion of certain risks associated with international operations, see "Part II, Item 5 -- Market For The Registrant's Common Stock And Related Stockholder Matters -- Future Operating Results; Stock Price Volatility."

         The Company's customers are primarily Fortune 1000 companies in North America, or their equivalents in other geographic regions. The Company's primary market segments are financial services, manufacturing, telecommunications, defense and government agencies. Emerging segments include healthcare and pharmaceutical, insurance, media and publishing, retail, transportation and utilities. No customer accounted for more than 10% of revenues during any of the years ended December 31, 1996, 1995 and 1994.

         The Company's products and services are offered in a wide variety of configurations depending on the customer's requirements and hardware environment. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Customers generally purchase non-exclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single user desktop tools or databases to several million dollars for enterprise solutions that can support hundreds or thousands of users throughout an organization. Under the Company's current standard forms of end-user license agreement, customers license software either for use on a single machine or by a single user or for use in a networked environment by a specified number of users and/or machines. The Company's SQL Anywhere and PC-oriented databases, the Company's tool products, as well as products licensed through the telemarketing sales organization, are typically licensed under "break the seal" licenses. These licenses may not be enforceable in a number of jurisdictions.

         As is common in its industry, the Company's backlog is typically small and not a meaningful indicator of future revenues.

PRODUCT DEVELOPMENT

         Since inception, the Company has made substantial investments in research and product development. The Company believes that timely development of new products and enhancements to its existing products is essential to maintain a strong position in its market. During 1996, 1995 and 1994, product development and engineering expenses were $164.7 million, $151.9 million and $114.0 million, representing 16%, 16% and 14% of total revenues, respectively. Sybase currently is developing new products as well as enhancements to existing products in each of its major product categories of database, middleware and tools and Internet products. Sybase intends to continue to invest heavily in research and product development. The Company has announced the development and anticipated availability dates of several products, including an enhanced version of SQL Server, a RAD Java development tool for building and deploying Java applets and applications, and a high-end scalable OLTP Internet application server.

         The Company has from time-to-time received vendor funding for porting its products to additional platforms and to extend its product offerings. The Company generally retains technology ownership and rights to market developed products to other customers, in some cases subject to the payment of royalties to the funding party. In addition, the Company has entered into agreements with certain end-user customers which have resulted in jointly funded product development.

         The market for the Company's products and services is characterized by dynamic customer demands, rapid technological change and frequent new product introductions. The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products, on a timely and cost-effective basis, that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements and, ultimately, on the market acceptance received by such new or enhanced products. The Company has experienced delays in introducing some new products in the past. For example, the commercial shipment of Sybase IQ which became commercially available in February 1996 was previously planned for the second half of 1995. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, particularly SQL Server 11 which became commercially available in December 1995 and PowerBuilder 5.0 which became commercially available in June 1996, or the Company's failure to accurately anticipate customer demand or meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products or give rise to warranty or other customer claims, which could, in turn, adversely affect the Company's financial results.

COMPETITION

          The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Informix Corporation, Microsoft Corporation, IBM Corporation and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources and a larger installed base than the Company. Each of Informix, IBM, Microsoft and Oracle has announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products introduced by existing or future competitors could increase the competition faced by the Company's products and result in greater price pressure on certain of the Company's database products, especially to the extent that market acceptance for personal computer oriented technologies increases. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's Common Stock.

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


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

       The Company relies on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights in its software products. These protections may not be adequate in certain circumstances. As of February 1997, the Company had seven issued patents, expiring between 2113 and 2114, covering various aspects of software technology. Competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, copyright and trade secret protection for the Company's products may be unavailable or unreliable in certain foreign countries. As the number of software products in the industry and the number of software patents increase, the Company believes that software developers may become increasingly subject to infringement claims. Third parties have in the past asserted, and may in the future assert, that their patents or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend or settle, and could have an adverse effect on the Company's business and results of operations. While the Company believes that its products do not infringe other parties' patents and proprietary rights, it cannot be certain that its products are not doing so. Infringement of valid third party patents and proprietary rights could have an adverse effect on the Company's business and results of operations. With respect to an increasing number of products, the Company relies on "break the seal" licenses not signed by the licensee to protect its proprietary rights. "Break the seal" licenses may be unenforceable under the laws of certain jurisdictions.


EMPLOYEES

         As of December 31, 1996, the Company and its subsidiaries had 5,484 employees, excluding temporary personnel and consultants. The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales and marketing personnel. The competition for such personnel is intense in the software industry, and Sybase believes, has increased substantially in recent years. There have been several changes in 1996 and 1997 to the Company's executive management team. Changes in management, the Company's recent financial performance and a reduction in the overall number of Sybase employees made in the third quarter of 1996 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales and other aspects of the Company's operations and results. During 1996, the software industry generally, and Sybase specifically, experienced higher than historical rates of employee turnover.


ITEM 2.  PROPERTIES

         The Company is headquartered in Emeryville, California, where it owns or leases administrative, sales and marketing and product development facilities in eight locations consisting of an aggregate of approximately 664,300 square feet. Sybase owns property comprising approximately 63,000 square feet of its headquarters facilities. The Company's leases with respect to its Emeryville headquarters facilities expire as follows: approximately 257,517 square feet in 1997, 192,549 square feet in 1998, 129,700 square feet in 2001 and 80,671 square feet in 2,002. The Company has renewal options, generally at the fair market value, under each of these headquarters leases. The area of Emeryville in which the Company's headquarters facilities are located includes significant amounts of landfill and was historically used for industrial and light industrial uses. Underground fuel storage tanks and soil contaminated from leaked fuel were removed, prior to Sybase's occupancy, from the owned property and one leased property included in Sybase's headquarters facilities. The cost of monitoring and treating these sites is less than $100,000 per year. In addition, the Company maintains an engineering center in Mountain View, California where it leases approximately 61,000 square feet of office space. The leases for the Mountain View facilities expire December 31, 1998, unless renewed by the Company. The Company also maintains an engineering centers in Boulder, Colorado and in Concord, Massachusetts that are focused, respectively, on the development of the Company's middleware products and tool products.

         The Company's field operations, professional service organizations and subsidiaries occupy leased facilities in approximately 120 locations in the United States, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Philippines, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom aggregating approximately 1.9 million square feet. In addition, the Company owns a building in Concord, Massachusetts encompassing approximately 55,500 square feet and a building encompassing 10,500 square feet located in Maidenhead, England. The Company is in the process of leasing additional premises in various locations.


ITEM 3.  LEGAL PROCEEDINGS

         Following the Company's announcement on April 3, 1995 of its preliminary results for the first fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the U.S. District Court, Northern District of California. The complaints are similar to one another and allege violations of federal and state securities laws and request unspecified monetary damages. These actions have been consolidated, a consolidated amended class action complaint was served on August 7, 1995, and the parties are in pretrial discovery. Management believes that the claims contained in the consolidated amended complaint are without merit and intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period. The Company is also a party to various legal disputes and proceedings arising from the ordinary course of business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a stockholder vote in the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company who are elected by and serve in such capacities at the discretion of the Board of Directors, and their ages, as of March 24, 1997 are as follows:

Name                  Age  Position
----                  ---  --------
Mark B. Hoffman ....  50   Chairman of the Board

Mitchell E. Kertzman  48   President, Chief Executive Officer and Director

Robert S. Epstein ..  44   Executive Vice President, Chief Information Officer
                           and Director

David A. Litwack ...  50   Executive Vice President, Products

Jack L. Acosta .....  49   Senior Vice President and Chief Financial Officer

Michael W. Bealmear   49   Senior Vice President, Worldwide Services

Michael  H. Forster   54   Senior Vice President, Worldwide Field Operations

L. Mindi Butterfield  35   Vice President, Marketing

Mitchell L. Gaynor .  37   Vice President, General Counsel and Secretary

Janet H. Mahoney ...  47   Vice President, Worldwide Human Resources

Peter F. Pervere ...  49   Vice President and Corporate Controller


         Mr. Hoffman is a founder of the Company and has served as Chairman of the Board and a director since the Company's inception in November 1984. Mr. Hoffman also served as Chief Executive Officer and President of the Company from its inception to July 1996. Mr. Hoffman has been Chief Executive Officer of Commerce One, Inc., a developer of electronic commerce technology, since September 1996.

         Mr. Kertzman has served as President and Chief Executive Officer since July 1996, and as a director since February 1995. Between February 1995 and July 1996, he served as an Executive Vice President. In February 1995, Sybase merged with Powersoft Corporation ("Powersoft"), a leading provider of application development tools. Mr. Kertzman served as Chief Executive Officer and a director of Powersoft since he founded it in 1974. He also served as President of Powersoft from 1974 to 1992. Mr. Kertzman is also a director of Shiva Corporation and C-Net, Inc.

         Dr. Epstein is a founder of the Company and has served as Executive Vice President and as a director since November 1984. Since November 1996, Dr. Epstein has also served as Chief Information Officer of the Company. Dr. Epstein is a director of First Virtual Holding, Inc.

         Mr. Litwack has served as Executive Vice President, Products since August 1996. Prior to that, beginning in October 1995, he served as a Senior Vice President, and also served as President of Powersoft beginning in 1992. He has been a director of Powersoft since 1993. Between 1988 and 1992, he served as Powersoft's Vice President of Product Development. Prior to joining Powersoft, Mr. Litwack was the Executive Vice President of Product Development for Cullinet Software, Inc., a database management software company. Mr. Litwack is a director of Atria Software.

         Mr. Acosta has served as Senior Vice President and Chief Financial Officer since July 1996. Prior to that, beginning in March 1995, he served as Vice President of Products Group Operations. From December 1994 though February 1995, Mr. Acosta served first as Vice President of SCG Business Operations, then as Vice President of Products Business Operations. From March 1993 through December 1994, Mr. Acosta was President and Chief Operating Officer of Tanon Manufacturing, Inc., an electronics manufacturing company. From October 1984 to February 1993, he was employed by

Ungermann-Bass, Inc., a computer networking company. During that period, he held various titles, including Executive Vice President, Corporate Operations, and Chief Financial Officer.

         Mr. Bealmear has served as Senior Vice President, Worldwide Services since October 1995. Between November 1994 and October 1995, he was Vice President, Worldwide Consulting. Between September 1992 and November 1994, he served as Managing Director of Northeast Region, Worldwide Financial Services and Public Safety Practices of SHL Systemhouse, a system integrator. Between September 1991 and September 1992 he served as managing Partner at Bear Creek Partners, a technology management investment company. Between October 1990 and September 1991, he was Senior Operating Officer of Salomon Brothers, an investment banking and brokerage firm.

         Mr. Forster has served as Senior Vice President, Worldwide Field Operations since April 1996. Prior to that, from October 1995, he served as a Senior Vice President and as President of the EnterpriseConnect division. Between April 1994 and October 1995, he was Vice President of the EnterpriseConnect division. From March 1993 to December 31, 1995, Mr. Forster served as President of Micro Decisionware, Inc. ("MDI"), a connectivity software developer acquired by Sybase in April 1994. Prior to joining MDI in 1993, he served as President and General Manager of the International Business Unit of Computervision, Inc., a developer of CAD/CAM technology between January 1990 and December 1992.

         Ms. Butterfield has served as Vice President, Marketing since February 1997. Prior to that, beginning in January 1996, she served as Vice President of Workplace Marketing. From September 1992 to January 1996, Ms. Butterfield served as Director of Marketing Communications for the Powersoft division. From March 1991 until she joined Powersoft, Ms. Butterfield was a sales representative for Bachman Information Systems, Inc. , an application development company.

         Mr. Gaynor has served as Vice President, General Counsel and Secretary since January 1997. Prior to that, beginning in May 1996, he served as Vice President and Associate General Counsel. Between February 1993 and May 1996, Mr. Gaynor served first as Corporate Counsel, then as Senior Corporate Counsel. Before joining Sybase, Mr. Gaynor was an attorney with the law firm of Brobeck, Phleger & Harrison.

         Ms. Mahoney has served as Vice President, Worldwide Human Resources since January 1997. From July 1996 until January 1997, she was Vice President of Human Resources for the SITE Enterprise group of Charles Schwab & Co., Inc., a brokerage firm. Between February 1995 and July 1996, Ms. Mahoney served first as Sybase's Human Resources Director, Marketing, then as Human Resources Director, Worldwide Sales. From April 1991 until she joined Sybase, Ms. Mahoney was a Human Resources Consultant for Apple Computer, Inc.

         Mr. Pervere has served as Corporate Controller since October 1987 and as a Vice President since February 1992. Prior to that, Mr. Pervere was employed by the accounting firm, Ernst & Young LLP as a Certified Public Accountant in the audit department, initially as a staff member and most recently as an audit manager.



PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                        STOCKHOLDER MATTERS

         Sybase, Inc. Common Stock, par value $.001, is traded on the NASDAQ National Market System under the symbol "SYBS." The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the NASDAQ National Market System for the quarters indicated.

                                                     High        Low
                                                     ----        ---
Fiscal 1995:

Quarter ended March 31, 1995                        $54.50      $40.00
Quarter ended June 30, 1995                         $39.13      $20.13
Quarter ended September 30, 1995                    $36.50      $28.75
Quarter ended December 31, 1995                     $39.25      $30.75

Fiscal 1996:

Quarter ended March 31, 1996                        $37.13      $22.25
Quarter ended June 30, 1996                         $27.38      $21.50
Quarter ended September 30, 1996                    $20.00      $14.38
Quarter ended December 31, 1996                     $20.50      $13.88

         The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

         The closing sale price of the Company's Common Stock as reported in the NASDAQ National Market System on March 24, 1997 was $13.50. The number of stockholders of record of the Company's Common Stock as of March 24, 1997 was 2,257.

FUTURE OPERATING RESULTS; STOCK PRICE VOLATILITY

         The Company's future operating results may vary substantially from period to period. The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. Sybase has experienced a seasonal pattern of license fee decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. Sybase currently anticipates that revenues and earnings in the first quarter of 1997 will be lower than in the fourth quarter of 1996. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last week or two weeks of that third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first and second quarters of 1996. Failure to achieve revenue, earnings, and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts has in the past resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. The Company's rate of year-over-year growth slowed significantly in the preceding six quarters compared to the year earlier periods. The Company may not achieve in the future the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

         The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and 1996 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's Common Stock. In particular, due to a variety of factors, the Company's stock price declined significantly during the third quarter of 1994, the second quarter of 1995 and the first quarter of 1996. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

         An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. In addition there have been several management and organizational changes within the international operations. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the rapid growth and, in some cases, the relative immaturity of international organizations. If international revenues decrease, and sales from North American operations are insufficient to compensate for such decrease, the Company's total revenues will decrease, thereby adversely affecting net income. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

         The market for the Company's software products and services is extremely competitive. For a discussion of certain risks associated with competition, see "Item 1, Business -- Competition." Existing and future competition or changes by the Company in its product offerings or product pricing structure could result in an immediate reduction in the prices of the Company's products. The Company introduced changes in its pricing and licensing structure in the first quarter of 1996 that increased the prices for certain products or configurations, and reduced the prices for other products and configurations. The Company will introduce price and licensing changes from time to time in the future. If recently implemented or future changes in the Company's products, pricing structure or existing or future competition, for example from

Microsoft, were to result in significant revenue declines, the Company's business and financial results would be adversely affected.

         The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products, on a timely and cost-effective basis, that meet dynamic customer requirements. See "Item 1 Business -- Product Development."

         Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase RDBMSs until certain features are added to the Company's RDBMS and others may never be available on Sybase's RDBMS. In addition, the Company's application development tools, database design tools and certain middleware products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that over time the development, quality, and support of products for non-Sybase RDBMSs will diminish, the Company's business, results of operations and financial condition could be materially and adversely affected.

         Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company, its products, business, or competitors, or by the advertising or marketing efforts of competitors or other factors that could affect customer perception, such as the criticism of the scalability of the Company's SQL Server 10 database product experienced in 1995. In addition, customer perception of Sybase and its products could be adversely affected by financial results reported for the 1995 fiscal year and the first nine months of 1996 and 1996 fiscal years and by press reports related thereto.

         The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales and marketing personnel. The competition for such personnel is intense in the software industry. The failure to effectively recruit, train and retain such personnel or high rates of employee turn-over, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales and other aspects of the Company's operations and results. See "Item 1, Business -- Employees."

         Sybase currently enters most of its North American customer orders in its Burlington, Massachusetts operations center and ships all of its products in North America (other than its Powersoft products) from its Emeryville, California distribution facility. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of each quarter, the closure or inoperability of one or both of these facilities during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter.

       In 1994 and 1995 the Company acquired Powersoft and several other companies. In February 1996, the Company merged with Visual Components, Inc. In February 1997, the Company acquired Purchase Net Inc. The Company will acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses, and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs or liabilities that could adversely effect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

         A substantial portion of the Company's revenues from the licensing of application development tools and middleware for use with RDBMSs offered by the Company's competitors. There can also be no assurance that existing and potential customers who use non-Sybase RDBMSs will not refrain from purchasing the Company's products due to concerns that the development, quality and support of such products for non-Sybase RDBMSs will diminish. Vendors of non-Sybase RDBMSs and related products may become less willing than they have previously been to provide the Company with access to products, technical information, and marketing and sales support. These factors could impair Powersoft's ability to continue to develop and support advanced application development tools for use with non-Sybase RDBMSs and could result in reduced revenues from the licensing of such products.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to the section entitled "Selected Financial Data" of the Registrant's 1996 Annual Report to Stockholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 1996 Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to the Consolidated Financial Statements, related notes thereto and Report of Independent Auditors which appear in the Registrant's 1996 Annual Report to Stockholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 1997 (the "Proxy Statement"), to be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 1996. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

         The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference to the information contained in the section captioned "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information contained in the section captioned "Share Ownership by Principal Stockholders and Management" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information contained in the section captioned "Employment Agreements and Certain Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report on Form 10-K:

         1. Financial Statements. The following Consolidated Financial Statements of Sybase, Inc. and Report of Independent Auditors are incorporated by reference to the Registrant's 1996 Annual Report to Stockholders:

                                                               Pages Located
                                                               in 1996 Annual
                                                                  Report to
                                                                Stockholders
                                                                ------------
Report of Independent Auditors                                      27

Consolidated Balance Sheets as of December 31, 1996 and 1995        28

Consolidated Statements of Income for the Three Years Ended
December 31, 1996                                                   29

Consolidated Statement of Stockholders' Equity for the Three
Years Ended December 31, 1996                                       30

Consolidated Statements of Cash Flows for the Three Years
Ended December 31, 1996                                             31

Notes to Consolidated Financial Statements                          32-45


         2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 1996, 1995 and 1994 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Sybase, Inc.

                                                              Form
                                                              10-K
                        Schedule                              Page
                        --------                              ----
          II Valuation and Qualifying Accounts                 20

          Report Of Independent Accountants                    21

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or notes thereto.

               3. Executive Compensation Plans and Exhibits. The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1991 Employee Stock Purchase Plan, as amended, Exhibit 10.2, (ii) 1993 Sybase Executive Incentive Plan, Exhibit 10.3, (iii) Sybase, Inc. 401(K) Plan, as amended, Exhibit 10.4,
(iv) 1992 Director Stock Option Plan, as amended, Exhibit 10.5, (v)1988 Stock Option Plan, as amended, Exhibit 10.1, (vi) Executive Deferred Compensation Plan, Exhibit 10.6, (vii) 1996 Stock Plan and form of Stock Option Agreement,
Exhibit 10.20, (viii) Form of Statement of Employment Terms, Exhibit 10.21, (ix) Employment Agreement dated as of November 11, 1994 among Sybase, Powersoft Corporation and Mitchell E. Kertzman, Exhibit 10.13, (x) Employment Agreement dated as of November 11, 1994 among Sybase, Powersoft Corporation and David Litwack, Exhibit 10.14, (xi) Employment Agreement between Sybase, Inc. and Michael Forster dated as of April 1, 1996, Exhibit 10.22.


         The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

       Exhibit No.                           Description
       -----------                           -----------
       3.1 (4)          Restated Certificate of Incorporation of Registrant, as
                        amended.

       3.2 (6)          Bylaws of Registrant, as amended.

       4.1              Preferred Share Rights Agreement dated as of March 24,
                        1992 between Registrant and The First National Bank of
                        Boston, as amended, (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (file no. 33-81692) filed July 18,1994).

10.1 (7) 1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.2 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended.

10.3 (6)      Sybase Executive Incentive Plan.

10.4 (1)      Sybase, Inc. 401(k) Plan, as amended.

10.5 (7)      1992 Director Stock Option Plan, as amended.

10.6 (6)      Executive Deferred Compensation Plan

10.7 (1) Standard Office Lease dated March 10, 1988 between Registrant and Bay Center Associates.

10.8 (1) Standard Office Lease dated April 17, 1989 between Registrant and P.O. Partners

10.9 (1) Standard Office Lease dated April 21, 1989 between Registrant and Christie Avenue Partners.

10.10 (1)     Form of Indemnification Agreement.

10.11 (3)     Second Amendment dated as of November 24, 1992 to Standard Office
              Lease dated April 21, 1989 between the Registrant and Christie
              Avenue Partners.

10.12 (3)     Lease dated October 1, 1992 between JS-Bay Center Associates and the Registrant.

10.13 (6)     Employment Agreement dated as of November 11, 1994 among Sybase,
              Powersoft Corporation and Mitchell E. Kertzman.

10.14 (6)     Employment Agreement dated as of November 11, 1994 among Sybase,
              Powersoft Corporation and David Litwack.

10.15 (5)     Powersoft Corporation 1984 Incentive Stock Option Plan, as
              amended.

10.16 (5)     Powersoft Corporation Form of Incentive Option Granted under the
              1984 Incentive Stock Option Plan

10.17 (5)     Powersoft Corporation 1994 Amended and Restated Incentive and
              Non-Qualified Stock Option Plan

10.18 (5)     Powersoft Corporation Forms of Incentive and Non-Qualified Stock
              Option Granted under the 1994 Amended and Restated Incentive and
              Non-Qualified Stock Option Plan

10.19 (5)     Powersoft Corporation 1994 Amended and Restated Employee Stock
              Purchase Plan

10.20         1996 Stock Plan, as amended, and form of Stock Option Agreement

10.21 (7)     Form of Statement of Employment Terms

10.22 Employment Agreement between Sybase, Inc. and Michael Forster dated as of April 1, 1996.

11.1          Computation of Earnings per share.

13.1 (8)      Proxy for 1997 Annual Meeting of Stockholders.

13.2 Pages 15 - 48 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (except for the portions of the 1996 Annual Report to the Stockholders expressly incorporated by reference in the Report on Form 10-K, the 1996 Annual Report to Stockholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed").

                 21                 Subsidiaries of Registrant.

                 23.1               Consent of Independent Auditors.

                 23.2               Consent of Independent Accountants

                 27                 Financial Data Schedule


(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

(2) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, filed on March 29, 1993.

(4) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed March 8, 1994 (File No. 33-75462).

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 33-89334) filed on February 10, 1995.

(6) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(8) To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.


         (b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the quarter ended December 31, 1996.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              --------------------

                                  SYBASE, INC.

------------------------------------------------------------------------------------------------------------------------------------
                         COL. A                   COL. B                       COL. C                     COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                              ADDITIONS
                       DESCRIPTION               Balance at      -----------------------------------
                                                 Beginning       Charged to Costs   Charged to Other     Deletions    Balance at End
                                                 of Period         and Expenses         Accounts                        of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts                $19,304,000     $11,713,000          $34,505,000 A   $37,280,000 B     $28,242,000
   Allowance for amortization of intangible
    assets                                        21,969,000       6,996,000                                             28,965,000

                                                 -----------     -----------          -------------   -------------     -----------
     Totals                                      $41,273,000     $18,709,000          $34,505,000     $37,280,000       $57,207,000
                                                 ===========     ===========          =============   =============     ===========

Year ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts                $15,903,000     $   867,000          $27,802,000 A   $25,268,000 B     $19,304,000
   Allowance for amortization of intangible
    assets                                        12,996,000       8,973,000                                             21,969,000
                                                 -----------     -----------          -------------   -------------     -----------
     Totals                                      $28,899,000     $ 9,840,000          $27,802,000     $25,268,000       $41,273,000
                                                 ===========     ===========          =============   =============     ===========

Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for doubtful accounts                $11,481,000     $ 1,486,000          $15,679,000 A   $12,743,000 B     $15,903,000
   Allowance for amortization of intangible
    assets                                         7,806,000       5,190,000                                             12,996,000
                                                 -----------     -----------          -------------   -------------     -----------
     Totals                                      $19,287,000     $ 6,676,000          $15,679,000     $12,743,000       $28,899,000
                                                 ===========     ===========          =============   =============     ===========


----------
A     Charged against revenue
B     Uncollectable accounts written off and recoveries

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Powersoft Corporation:

         We have audited the accompanying consolidated balance sheets of Powersoft Corporation as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In February 1994, the Company acquired WATCOM Corporation in a transaction accounted for under the pooling of interests method (see Note K). We did not audit the financial statements of WATCOM Corporation whose financial statements represent 20% of consolidated revenues for the year ended December 31, 1992. These statements were examined by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for WATCOM Corporation is based solely upon the report of another auditor.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of another auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powersoft Corporation as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

         In connection with our audit of the consolidated financial statements referred to above, we have also audited the related financial statement schedule. In our opinion, this financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.

                                                     COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 14, 1995

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized. SYBASE, INC.


                                By: /s/ MITCHELL E. KERTZMAN
                                   ---------------------------------------------
March 24, 1997                          Mitchell E. Kertzman
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                                  Title                      Date
---------                                  -----                      ----
/s/ MITCHELL E. KERTZMAN      President, Chief Executive          March 24, 1997
----------------------------  Officer (Principal Executive
(Mitchell E. Kertzman)        Officer) and Director


/s/ ROBERT S. EPSTEIN         Executive Vice President            March 24, 1997
----------------------------  and Director
(Robert S. Epstein)


/s/ JACK L. ACOSTA            Senior Vice President and           March 24, 1997
----------------------------  Chief Financial Officer (Principal
(Jack L. Acosta)              Financial Officer)


/s/ PETER F. PERVERE          Vice President and Corporate        March 24, 1997
----------------------------  Controller (Principal Accounting
(Peter F. Pervere)            Officer)


/s/ MARK B. HOFFMAN           Chairman of the Board               March 24, 1997
----------------------------
(Mark B. Hoffman)

/s/ RICHARD C. ALBERDING      Director                            March 24, 1997
----------------------------
(Richard C. Alberding)

/s/ L. WILLIAM KRAUSE         Director                            March 24, 1997
----------------------------
(L. William Krause)

/s/ DAVID E. LIDDLE           Director                            March 24, 1997
----------------------------
(David E. Liddle)

/s/ ALAN B. SALISBURY         Director                            March 24, 1997
----------------------------
(Alan B. Salisbury)

/s/ ROBERT P. WAYMAN          Director                            March 24, 1997
----------------------------
(Robert P. Wayman)

/s/ JEFFREY T. WEBBER         Director                            March 24, 1997
----------------------------
(Jeffrey T. Webber)

                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------

3.1 (4) Restated Certificate of Incorporation of Registrant, as amended.

3.2 (6)            Bylaws of Registrant, as amended.

4.1 Preferred Share Rights Agreement dated as of March 24, 1992 between Registrant and The First National Bank of Boston, as amended, (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (file no. 33-81692) filed on July 18, 1994).

10.1 (7) 1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.2 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended.

10.3 (6)           Sybase Executive Incentive Plan.

10.4 (1)           Sybase, Inc. 401(k) Plan, as amended.

10.5 (7)           1992 Director Stock Option Plan, as amended.

10.6 (6)           Executive Deferred Compensation Plan

10.7 (1) Standard Office Lease dated March 10, 1988 between Registrant and Bay Center Associates.

10.8 (1) Standard Office Lease dated April 17, 1989 between Registrant and P.O. Partners

10.9 (1) Standard Office Lease dated April 21, 1989 between Registrant and Christie Avenue Partners.

10.10 (1)          Form of Indemnification Agreement.

10.11 (3)          Second Amendment dated as of November 24, 1992 to Standard
                   Office Lease dated April 21, 1989 between the Registrant and
                   Christie Avenue Partners.

10.12 (3)          Lease dated October 1, 1992 between JS-Bay Center Associates and the Registrant.

10.13 (6)          Employment Agreement dated as of November 11, 1994 among
                   Sybase, Powersoft Corporation and Mitchell E. Kertzman.

10.14 (6)          Employment Agreement dated as of November 11, 1994 among
                   Sybase, Powersoft Corporation and David Litwack.

10.15 (5)          Powersoft Corporation 1984 Incentive Stock Option Plan, as
                   amended.

10.16 (5)          Powersoft  Corporation  Form of Incentive Option Granted
                   under the 1984 Incentive Stock Option Plan

10.17 (5)          Powersoft Corporation 1994 Amended and Restated Incentive and
                   Non-Qualified Stock Option Plan

10.18 (5)          Powersoft Corporation Forms of Incentive and Non-Qualified
                   Stock Option Granted under the 1994 Amended and Restated
                   Incentive and Non-Qualified Stock Option Plan

10.19 (5)          Powersoft Corporation 1994 Amended and Restated Employee
                   Stock Purchase Plan

10.20              1996 Stock Plan, as amended, and form of Stock Option
                   Agreement

10.21 (7)          Form of Statement of Employment Terms

10.22 Employment Agreement between Sybase, Inc. and Michael Forster dated as of April 1, 1996.

11.1               Computation of Earnings per share.

13.1 (8)           Proxy for 1997 Annual Meeting of Stockholders.

13.2 Pages 15 - 48 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (except for the portions of the 1996 Annual Report to the Stockholders expressly incorporated by reference in the Report on Form 10-K, the 1996 Annual Report to Stockholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed").

21                 Subsidiaries of Registrant.

23.1               Consent of Independent Auditors.

23.2               Consent of Independent Accountants

27                 Financial Data Schedule


(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

(2) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, filed on March 29, 1993.

(4) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed March 8, 1994 (File No. 33-75462).

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 33-89334) filed on February 10, 1995.

(6) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(8) To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.