Form 10-Q
period 1997-03-31
SYBASE INC
filed 1997-05-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                         Commission File Number 0-19395


                                  SYBASE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                Delaware                          94-2951005
     (State or Other Jurisdiction              (I.R.S. Employer
   of Incorporation or Organization)           Identification No.)

                   6475 Christie Avenue, Emeryville, CA 94608
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (510) 922-3500



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


On April 30, 1997, 78,679,325 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


                                      INDEX

                                                                                                     Page
Part I:     Financial Information

     Item 1:     Financial Statements

     Condensed Consolidated Balance Sheets at March 31,                                                3
     1997 and December 31, 1996.

     Condensed Consolidated Statements of Operations for the                                           4
     three months ended March 31, 1997
     and March 31, 1996.

     Condensed Consolidated Statements of Cash Flows                                                   5
     for the three months ended March 31, 1997 and
     March 31, 1996.

     Notes to Condensed Consolidated Financial Statements                                              7

     Item 2:  Management's Discussion and Analysis of                                                  8
     Financial Condition and Results of Operations.


Part II:    Other Information

     Item 1:  Legal Proceedings                                                                       21

     Item 6:  Exhibits and Reports on Form 8-K.                                                       21


Signatures                                                                                            22

PART I
ITEM 1:  FINANCIAL STATEMENTS

                                  SYBASE, INC.
--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             March 31,      December 31,
(In thousands, except share data)                               1997           1996
                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                 $ 176,260       $ 156,796
   Short-term cash investments                                  17,798          17,726
                                                             ---------       ---------
             Total cash and short-term cash investments        194,058         174,522
   Accounts receivable, net                                    214,880         239,466
   Deferred income taxes                                        13,726          13,729
   Other current assets                                         24,603          17,551
                                                             ---------       ---------
             Total current assets                              447,267         445,268
Property, equipment and improvements, net                      182,310         191,328
Deferred income taxes                                           27,406          27,406
Capitalized software, net                                       34,721          19,974
Other assets                                                    67,358          67,915
                                                             ---------       ---------
             TOTAL ASSETS                                    $ 759,062       $ 751,891
                                                             =========       =========
Current liabilities:
   Accounts payable                                          $  21,549       $  21,563
   Accrued compensation and related expenses                    39,309          47,829
   Accrued income taxes                                         25,127          26,952
   Other accrued liabilities                                    80,352          89,386
   Deferred revenue                                            169,152         166,482
                                                             ---------       ---------
             Total current liabilities                         335,489         352,212
Other liabilities                                                2,996           2,871
Stockholders' equity:
   Preferred stock, $0.001 par value, 8,000,000
      shares authorized; none issued or outstanding                  -               -
   Common stock, $0.001 par value, 200,000,000
      shares authorized; 78,445,297 shares issued
      and outstanding (1996-76,608,794)                             78              77
   Additional paid-in capital                                  382,030         359,161
   Retained earnings                                            49,622          46,081
   Accumulated translation adjustments                         (11,153)         (8,511)
                                                             ---------       ---------
              Total stockholders' equity                       420,577         396,808
                                                             ---------       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 759,062       $ 751,891
                                                             =========       =========


See accompanying notes.

                                   SYBASE, INC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Quarter Ended March 31,
                                                     -----------------------
(In thousands, except per share data)                  1997           1996
                                                     --------      ---------
Revenues:
    License fees                                     $135,173      $ 147,945
    Services                                          106,729         95,719
                                                     --------      ---------
              Total revenues                          241,902        243,664
Costs and expenses:
    Cost of license fees                                8,058          7,117
    Cost of services                                   61,878         56,139
    Sales and marketing                               114,597        130,293
    Product development and engineering                35,300         43,091
    General and administrative                         17,363         18,726
                                                     --------      ---------
              Total costs and expenses                237,196        255,366
                                                     --------      ---------
Operating income (loss)                                 4,706        (11,702)

Other income and expense, net                           1,006          2,494
                                                     --------      ---------

Income (loss) before income taxes                       5,712         (9,208)

Provision (benefit) for income taxes                    2,171         (2,302)
                                                     --------      ---------

Net income (loss)                                    $  3,541        ($6,906)
                                                     ========      =========

Net income (loss) per share                          $   0.05         ($0.09)
                                                     ========      =========

Shares used in calculation of per share amounts        78,524         73,630
                                                     ========      =========


See accompanying notes.

                                   SYBASE, INC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                            Three Months Ended March 31,
                                                          ----------------------------
                                                               1997            1996
                                                            ---------       ---------
Cash and cash equivalents, beginning of period              $ 156,796       $ 180,877

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $   3,541       ($  6,906)

     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
            Depreciation and amortization                      26,282          23,348
            Deferred income taxes                                   3           1,148
            Changes in assets and liabilities:
                    Accounts receivable                        25,388         (12,114)
                    Other current assets                       (6,973)         (2,213)
                    Accounts payable                              (14)         (6,222)
                    Accrued compensation and
                       related expenses                        (8,520)         (6,568)
                    Other accrued liabilities                  (9,967)         (8,181)
                    Deferred revenues                           1,941           8,780
                    Accrued income taxes                       (1,825)           (276)
                    Other                                         (56)            874
                                                            ---------       ---------

Net cash provided (used) by operating activities               29,800          (8,330)


CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchases of available-for-sale cash investments         (12,228)        (28,994)
     Maturities of available-for-sale cash investments          3,978          35,612
     Sales of available-for-sale cash investments               8,200               0
     Business combinations, net of cash acquired               (3,031)         (6,151)
     Purchases of property, equipment and improvements        (11,569)        (22,582)
     Capitalized software development costs                    (4,088)         (4,683)
     Decrease(increase) in other assets                         1,328            (796)
                                                            ---------       ---------

Net cash used for investing activities                        (17,410)        (27,594)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
     Net proceeds from issuance of common stock                10,870          23,950

Effect of exchange rate changes on cash                        (3,796)         (1,065)
                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents           19,464         (13,039)
                                                            ---------       ---------

Cash and cash equivalents, end of period                    $ 176,260       $ 167,838

Cash investments, end of period                                17,798          36,226
                                                            ---------       ---------

Total cash, cash equivalents, and cash investments,
     end of period                                          $ 194,058       $ 204,064
                                                            =========       =========

Supplemental disclosures:
     Interest paid                                          $     140       $       0
                                                            =========       =========
     Income taxes paid                                      $   4,465       $   4,702
                                                            =========       =========

See accompanying notes.

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited consolidated financial statements include the accounts of Sybase and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods stated. The condensed consolidated balance sheet as of December 31, 1996 has been prepared from the audited financial statements of the Company.

         This report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 and notes included therein. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

2. On February 21, 1997 the Company acquired Purchase Net Inc., a developer of application development software. The Company issued 750,000 shares of its common stock with a fair market value of approximately $12,000,000 for all of the outstanding shares of common stock of Purchase Net Inc. The total purchase cost was $12,763,000, including direct cost and expenses related to the acquisition, of this amount $12,693,000 was allocated to purchased software and included in capitalized software in the condensed consolidated balance sheet. The transaction was accounted for as a purchase. The results of operations of Purchase Net Inc., which have not been material in relation to those of the Company, have been included in the consolidated results of operations for periods subsequent to the acquisition date.

3. Net income (loss) per share is computed using the weighted average number of shares of outstanding common stock and dilutive common stock equivalents from the assumed exercise of stock options (using the treasury stock method).

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for those quarters is not expected to be material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
(Dollars in millions)
                                     Quarter     Quarter
                                      Ended       Ended        Percent
                                     3/31/97     3/31/96       Change

             License fees             $135.2      $147.9         -9%
               Percentage of             56%         61%
                 total revenues

             Services                  106.7        95.7         12%
               Percentage of             44%         39%
                 total revenues

             Total revenues           $241.9      $243.7         -1%


Total revenues for the first quarter of 1997 decreased 1 percent to $241.9 million from the $243.7 million achieved in the first quarter of 1996. License fees decreased 9 percent to $135.2 million in the first quarter of 1997, from $147.9 million recorded in the first quarter of last year.

Services revenues grew 12 percent to $106.7 million in the first quarter of 1997, up from $95.7 million recorded in the year earlier period. Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products. Services revenues as a percentage of total revenues increased to 44 percent in the first quarter of 1997 from 39 percent in the same period of 1996.

The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services.

Services revenues in any given period are significantly affected by the amount of license fee revenues generated in the same and immediately preceding periods. The Company expects services revenues to continue to increase modestly in absolute dollars in 1997, due partially to a larger installed base of customers. However, as this is a forward-looking statement, actual future results may differ. See "Future Operating Results."

The impact of price changes on the increase in revenues during the first quarter of 1997 was not significant.

Geographical Revenues
(Dollars in millions)
                                           Quarter     Quarter
                                            Ended       Ended        Percent
                                           3/31/97     3/31/96        Change


             North American                 $149.5      $150.8          -1%
                  Percentage of                62%         62%
                    total revenues

             International:
               European                      $55.3       $59.3          -7%
                  Percentage of                23%         24%
                    total revenues
               Intercontinental              $37.0       $33.6          10%
                  Percentage of                15%         14%
                    total revenues
               Total international           $92.4       $92.9          -1%
                  Percentage of                38%         38%
                    total revenues

             Total revenues                 $241.9      $243.7          -1%


North American revenues (United States, Canada and Mexico) declined 1 percent in the first quarter of 1997 to $149.5 million from $150.8 million in the first quarter of 1996. International revenues decreased 1 percent in the first quarter of 1997 to $92.4 million from $92.9 million in the year earlier period, with European revenues decreasing 7 percent partially offset by Intercontinental revenues (principally Asia, Australia, and Latin America) increasing 10 percent. The Company attributes reduced North American and European revenues, and reduced rates of growth in Intercontinental revenues, to the overall decline in license revenues.

International revenues comprised 38 percent of total revenues in each of the first quarters of 1997 and 1996. The stronger total Intercontinental revenue growth rate in the first quarter compared to the North American and European growth rates reflects, in part, the effects of actions taken and investments made in expanding the Company's Intercontinental organization over the past few years.

The Company takes into account changes in exchange rates over time in its pricing and strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "Future Operating Results."

Costs and Expenses
(Dollars in millions)
                                              Quarter     Quarter
                                               Ended       Ended       Percent
                                              3/31/97     3/31/96       Change

       Cost of license fees                     $8.1        $7.1          13%
         Percentage of                            6%          5%
           license fees

       Cost of services                        $61.9       $56.1          10%
         Percentage of                           58%         59%
           services revenues

       Sales and  marketing                   $114.6      $130.3         -12%
         Percentage of                           47%         53%
           total revenues

       Product development
           and engineering                     $35.3       $43.1         -18%
         Percentage of                           15%         18%
           total revenues

       General  and administrative             $17.4       $18.7         -7%
         Percentage of                            7%          8%
           total revenues


Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation); amortization of capitalized software development costs; cost of acquired technologies; and third-party royalty costs, represented 6 percent of license fees in the first quarter of 1997 and 5 percent in the same period of 1996, totaling $8.1 million and $7.1 million, respectively. The increase in cost of licenses over the prior year, both in dollars and as a percent of license revenues, is partially due to certain required payments required under royalty agreements, a higher proportion from tools products which have a greater cost of license associated with them and increased amortization of capitalized software. Amortization of capitalized software costs included in cost of license fees was $2.0 million in the first quarter of 1997, up from $1.7 million in the first quarter of last year due to increased capitalized software over the preceding quarters.

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), decreased as a percentage of services revenues to 58 percent in the first quarter of 1997 from 59 percent in the first quarter of 1996. The decrease in cost of services as a percentage of services revenues is primarily due to the elimination of certain reoccurring expenses as a result of a Company-wide restructuring that commenced in the third quarter of 1996. The increase in absolute dollars in the first quarter compared to the same period in 1996 reflects the expansion of the customer support and the professional services organizations, made in order to better support the growth in customer sites, to enable the migration of the Company's customer base to the latest versions of Sybase(R) database products, and to better enable customers to develop and deploy the Company's existing and new software products.

Sales and marketing. Sales and marketing expenses decreased as a percentage of total revenues to 47 percent in the first quarter of 1997 compared to 53 percent in the first quarter of 1996. Total expenses decreased to $114.6 million in the first quarter of 1997 from $130.3 million in the first quarter of 1996. The decrease in total expenses and expenses as a percentage of revenues are due to expense reduction efforts that commenced with a third quarter 1996 restructuring which reduced levels of reoccurring expenses, combined with less than expected license revenues which impacted the first quarter of 1996.

Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) declined as a percent of revenues to 15 percent in the first quarter of 1997 compared to 18 percent in the same period in 1996. The decrease in product development and engineering expenses as a percent of total revenues in the first three months of 1997 is primarily the result of the Company's third quarter 1996 restructuring which reduced levels of reoccurring expenses, combined with lower than anticipated license revenues in the first three months of 1996. In absolute dollars, product development and engineering expenses in the first quarter of 1997 decreased 18 percent compared to the first quarter of 1996. Much of the reduction in expenses between 1997 and 1996 were the result of discontinuation of certain product lines in 1996. These product lines included interactive television, wireless messaging and multimedia authoring tools. Expenditures in the first quarter of 1997 were made to further develop the System 11(TM) suite of products, including enhancements to Sybase(R) SQL Server(TM), SQL Anywhere(TM), and Replication Server(R) products and certain other existing database products; the Company's interoperability products, including EnterpriseConnect(TM) products; and application development tools, including PowerBuilder(R), PowerJ(TM), PowerDesigner(TM) and Power++(TM). The Company capitalized approximately $4.1 million and $4.7 million of software development costs in the first quarter of 1997 and 1996, respectively, representing 12 percent and 11 percent, respectively, of gross product development and engineering expenditures in each period. The capitalization of product development costs in the first three months of 1997 reflects major development programs such as Powersoft PowerJ, Powersoft Jaguar CTS(TM) and several EnterpriseConnect interoperability products all of which achieved technological feasibility for purposes of capitalization. In the first quarter of 1997, the Company also recorded capitalized software cost of $12.7 million in connection with its Purchase Net acquisition. (See Note 3 of Notes to Condensed Consolidated Financial Statements) The Company believes that product development and engineering expenditures are essential to technology and product leadership.

General and administrative. General and administrative expenses decreased to 7 percent of revenues in the first quarter of 1997 compared to 8 percent in the same period of 1996. The absolute dollar amount of expenses decreased to $17.4 million in the first quarter of 1997 from $18.7 million in the first quarter of 1996. The decrease in general and administrative expenses, in absolute dollars, resulted partially from the Company's third quarter 1996 restructuring which reduced levels of reoccurring expenses. The Company plans to continue tightly managing general and administrative expenses and limit infrastructure growth in the near-term. The decline in general and administrative expenses as a percent of revenues was due primarily to less than expected revenues in the first quarter of 1996.

Operating Income (Loss)
(Dollars in millions)
                                         Quarter     Quarter
                                          Ended       Ended       Percent
                                         3/31/97     3/31/96      Change


        Operating income (loss)           $4.7       ($11.7)       -140%
           Percentage of                     2%          -5%
            total revenues


The Company realized operating income of $4.7 million in the first quarter of 1997, compared to an operating loss of $11.7 million in the same period of 1996 as a result of the operating factors described above.


Other Income and Expense, Net
(Dollars in millions)
                                                  Quarter   Quarter
                                                   Ended     Ended
                                                  3/31/97   3/31/96

        Other income and expense, net              $1.0      $2.5
          Percentage of                               0%        1%
           total revenues


Other income consists primarily of interest earned on cash investments. Other expense and other (net) includes interest expense from capital lease obligations incurred in prior years, bank fees and expenses, net gains and losses resulting from the Company's foreign currency exposures and hedging activities and the related costs. The decrease in interest income in absolute dollars in the first quarter of 1997 is largely due to smaller average invested cash balances than in the year earlier period. Net foreign exchange gains and losses resulting from the Company's hedging activities were immaterial for all periods covered.

Provision (Benefit) for Income Taxes
(Dollars in millions)

                                             Quarter    Quarter
                                              Ended      Ended     Percent
                                             3/31/97    3/31/96    Change

          Provision (benefit) for
              income taxes                    $2.2       ($2.3)      *
----------
* Not meaningful

The Company recorded an income tax provision of $2.2 million in the first quarter of 1997 and a benefit of $2.3 million in the first quarter of 1996.

Realization of the Company's net deferred tax assets, which totaled $41.1 million at March 31, 1997, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have an impact on the Company's effective tax rate in future periods. See "Future Operating Results."

Net Income (Loss) and Net Income (Loss) Per Share
(In millions, except per share amounts)

                                            Quarter    Quarter
                                             Ended      Ended      Percent
                                            3/31/97    3/31/96     Change

             Net income (loss)               $3.5       ($6.9)       *
               Percentage of                    1%         -3%
                 total revenues

             Net income (loss)
                 per share                  $0.05      ($0.09)       *

             Shares used in
                 per share
                 computation                 78.5        73.6
----------
* Not meaningful

The Company generated net income of $3.5 million, or $0.05 per share, in the first quarter of 1997 compared to a net loss of $6.9 million, or $0.09 per share, in the first quarter of 1996. Shares used in the per share computation increased 7 percent from the first quarter of 1996 to the first quarter of 1997 as a result of shares issued under employee stock option and stock purchase plans and in connection with business combinations and stock equivalents from employee stock options in the computation for the first quarter of 1997.

Financial Condition
(Dollars in millions)

                                              Quarter     Quarter
                                               Ended       Ended       Percent
                                              3/31/97     3/31/96      Change

       Working capital                         $111.8      $144.7       -23%

       Cash, cash equivalents and
             Cash investments                  $194.1      $204.1        -5%

       Net cash provided (used) by
             operating activities               $29.8      ($8.3)         *

       Net cash used for investing
             activities                         $17.4       $27.6       -37%

       Net cash provided by
             financing activities               $10.9       $24.0       -55%

-------------
* not meaningful

Net cash provided by operating activities was $29.8 million in the first quarter of 1997 compared to $8.3 million used in the first quarter of 1996. Net cash provided by operating activities during the first quarter of 1997 reflects net income of $3.5 million compared to a net loss of $6.9 million in the first quarter of 1996 and a decrease in accounts receivable of $25.4 million in the first quarter of 1997 compared to an increase of $12.1 million in the first quarter of 1996.

Net cash used for investing activities decreased to $17.4 million in the first quarter of 1997 compared to $27.6 million in the first quarter of 1996. Investing activities included capital expenditures of $11.6 million in the first three months of 1997 compared to $22.6 million in the first three months of 1996, which reflect lower expenditures required to support the Company's employee base around the world. The Company's headcount has been reduced to 5,471 at March 31, 1997 from 6,191 at March 31, 1996.

Net cash provided by financing activities for the first quarter of 1997 was $10.9 million compared to $24.0 million in the first quarter of 1996. Financing activities in both periods consisted of the issuance of common stock upon the exercise of employee stock options and the sale of shares through employee stock purchase plans.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of March 31, 1997, the Company had identifiable assets totaling $141.0 million associated with its European operations and $100.7 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposures from short-term intercompany payables and receivables denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Sybase

Board of Directors (see Note 2 of Notes to Consolidated Financial Statements of 1996 Sybase Annual Report). The Company also experiences foreign exchange translation exposure on its other net assets denominated in different currencies. Substantially all of the other net assets were considered by Sybase, the U.S. parent company, to be a permanent investment in each subsidiary. The foreign currency translation gains and losses related thereto are reflected in stockholders' equity as part of accumulated foreign currency translation adjustments.

Cash, cash equivalents, and short-term cash investments totaled $194.1 million at March 31, 1997 compared to $204.1 million at March 31, 1996.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs, for the foreseeable future.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of results for the fiscal year ending December 31, 1997 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fee decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. For example, revenues and earnings in the first quarter of 1997 were lower than in the fourth quarter of 1996. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first and second quarters of 1996. Failure to achieve revenue, earnings, and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company's rate of year-over-year growth slowed significantly in each of the past seven quarters compared to the year earlier periods. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

Throughout 1996, the Company implemented a variety of changes to the sales organization, including a new sales model, changes to sales compensation programs, and an increased focus on sales through indirect channels. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. For example, the Company believes that these changes may have contributed in part to the lower than expected revenues in the first two quarters of 1996. In the second quarter of 1996, the Company announced several other management and organizational changes, including changes in the senior management of the sales and marketing organizations. In the third quarter of 1996, Mitchell Kertzman succeeded Mark Hoffman as the Company's President and Chief Executive Officer, with Mr. Hoffman continuing as the Company's Chairman of the Board. Also in the third quarter of 1996 Jack Acosta became the Company's Chief Financial
Officer. The Company
may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect productivity, expenses, and revenues.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and 1996 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. In particular, due to a variety of factors, the Company's stock price declined significantly during the third quarter of 1994, the second quarter of 1995, and the first quarter of 1996. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company has recently acquired operations in Chile and Argentina. In addition there have been several management and organizational changes within the international operations. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Informix Corporation, Microsoft Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales, and marketing resources, and a larger installed base than the Company. Each of Informix, IBM, Microsoft, and Oracle has announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products introduced by existing or future competitors could increase the competition faced by the Company's products and result in greater price pressure on certain of the Company's database products, especially to the extent that market acceptance for personal computer oriented technologies increases. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

Existing and future competition or changes by the Company in its product offerings or product pricing structure could result in an immediate reduction in the prices of the Company's products. The Company introduced changes in its pricing and licensing structure in the first quarter of 1996 that increased the prices for certain products or configurations and reduced the prices for other products and configurations. The Company will introduce price and licensing changes from time to time in the future. If recently implemented or future changes in the Company's products, pricing structure, or existing or future competition, for example from Microsoft, were to result in significant revenue declines, the Company's business and financial results would be adversely affected.

The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products, on a timely and cost-effective basis, that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately on the market acceptance received by such new or enhanced products. The Company has announced the development and anticipated availability dates of several products -- for example, PowerJ, a rapid application development tool for Java and Adaptive Server(TM), a new version of the Company's flagship relational database management system; the Company currently plans to commence commercial shipment of these products in 1997. The Company has experienced delays in introducing some new products in the past. For example, the commercial shipment of Sybase IQ(TM), which became commercially available in February 1996, was previously planned for the second half of 1995. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers, and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, particularly the Company's new Adaptive Component Architecture(TM) which was announced in April, or the Company's failure to accurately anticipate customer demand or to meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction or adversely affect commercial acceptance of such products or give rise to warranty or other customer claims, which could, in turn, adversely affect the Company's financial results.

Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase relational database management systems ("RDBMSs") until certain features are added to the Company's RDBMS, and others may never be available on Sybase's RDBMS. In addition, the

Company's application development tools, database design tools, and certain connectivity products are designed for use with RDBMS offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information, and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that over time the development, quality, and support of products for non-Sybase RDBMSs will diminish, the Company's business, results of operations, and financial condition could be materially and adversely affected.

Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or by the advertising or marketing efforts of competitors or other factors that could affect customer perception, such as the criticism of the scalability of the Company's SQL Server 10 database product experienced in 1995. In addition, customer perception of Sybase and its products could be adversely affected by financial results, particularly revenues and profitability, reported for the 1996 fiscal year or other future periods, by the market share of the Company's products and by press reports related to the foregoing.

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

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. In particular, there have been several changes in 1996 and 1997 to the Company's executive management team. For example, David Litwack, Executive Vice President Products, left the Company in May 1997. Changes in management, the Company's recent financial performance, and a reduction in the overall number of Sybase employees made in the third quarter of 1996 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales, and other aspects of the Company's operations and results. During 1996, the software industry generally, and Sybase specifically, experienced higher than historical rates of employee turnover.

Sybase currently enters most of its North American customer orders in its Burlington, Massachusetts, operations center and ships all of its products in North America (other than its Powersoft(TM) products) from its Emeryville, California, distribution facility. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of the quarter, the closure or inoperability of one or both of these facilities during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter.

The Company has acquired a number of companies in the past, most recently a small software technology company and two distributors in Latin America in the first quarter of 1997. The Company will acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

     During the third quarter of 1996 the Company incurred a restructuring charge of approximately $49.2 million. The Company will continue to evaluate its business, products, and results of operations, and accordingly the Company may incur restructuring charges sometime in the future.

PART II:     OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Following the Company's announcement on April 3, 1996 of its preliminary results for the second fiscal quarter ended March 31, 1996, several class action lawsuits were filed against the Company and certain of its officers in the U.S. District Court, Northern District of California. The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. These actions have been consolidated, and a consolidated amended class action complaint was served on August 7, 1996, and the parties are in pretrial discovery. Management believes that the claims contained in the consolidated amended complaint are without merit and intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.


Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         3.2      Bylaws, as amended

         11.1     Computation of Earnings (Loss) Per Share

         27       Financial Data Schedule


         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 14, 1997                        SYBASE, INC.


                                            By /s/ JACK L. ACOSTA
                                              ----------------------------------
                                            Jack L. Acosta
                                               Senior Vice President, Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer)



                                            By /s/   PIETER VAN DER VORST
                                              ----------------------------------
                                            Pieter Van der Vorst
                                                Vice President, Tax and
                                                Corporate Accounting
                                                (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q



Exhibit Number                      Description
--------------                      -----------
         3.2                        Bylaws, as amended

         11.1                       Computation of Earnings (Loss) Per Share

         27                         Financial Data Schedule