Form 10-Q
period 1997-06-30
SYBASE INC
filed 1997-08-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                       For the Quarter Ended June 30, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  ----------------

                         Commission File Number 0-19395


                                  SYBASE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          Delaware                                     94-2951005
          --------                                     ----------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                   6475 Christie Avenue, Emeryville, CA 94608
                    (Address of Principal Executive Offices)


               Registrant's Telephone Number, Including Area Code:
                                 (510) 922-3500



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


On July 31, 1997, 78,878,060 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997


                                      INDEX


                                                                                 Page
                                                                                 ----

Part I:     Financial Information

      Item 1:  Financial Statements

      Condensed Consolidated Balance Sheets at June 30, 1997 and
      December 31, 1996.                                                            3

      Condensed Consolidated Statements of Operations for the                       4
      three months and six months ended June 30, 1997
      and June 30, 1996.

      Condensed Consolidated Statements of Cash Flows                               5
      for the six months ended June 30, 1997 and
      June 30, 1996.

      Notes to Condensed Consolidated Financial Statements.                         6

      Item 2:  Management's Discussion and Analysis of                              7
      Financial Condition and Results of Operations.

Part II:    Other Information

      Item 4:  Submission of Matters to a Vote of                                  19
      Security Holders.

      Item 6:  Exhibits and Reports on Form 8-K.                                   19


Signatures                                                                         20

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS


                                  SYBASE, INC.
                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              June 30,   December 31,
      (In thousands, except share data)                         1997        1996
                                                              ---------   ---------
Current assets:
      Cash and cash equivalents                               $ 183,671   $ 156,796
      Short-term cash investments                                15,011      17,726
                                                              ---------   ---------
                Total cash and short-term cash investments      198,682     174,522

      Accounts receivable, net                                  211,862     239,466
      Deferred income taxes                                      13,727      13,729
      Other current assets                                       23,207      17,551
                                                              ---------   ---------

                Total current assets                            447,478     445,268


Property, equipment and improvements, net                       172,904     191,328
Deferred income taxes                                            27,406      27,406
Capitalized software, net                                        38,136      19,974
Other assets                                                     65,242      67,915
                                                              ---------   ---------

                TOTAL ASSETS                                  $ 751,166   $ 751,891
                                                              =========   =========



Current liabilities:
      Accounts payable                                        $  16,049   $  21,563
      Accrued compensation and related expenses                  41,417      47,829
      Accrued income taxes                                       26,297      26,952
      Other accrued liabilities                                  77,656      89,386
      Deferred revenue                                          162,705     166,482
                                                              ---------   ---------

                Total current liabilities                       324,124     352,212

Other liabilities                                                 3,350       2,871

Stockholders' equity:
      Preferred stock, $0.001 par value, 8,000,000
           shares authorized; none issued or outstanding             --          --
      Common stock, $0.001 par value, 200,000,000
           shares authorized; 78,774,902 shares issued
           and outstanding (1996-72,608,794 shares)                  79          77
      Additional paid-in capital                                383,051     359,161
      Retained earnings                                          53,998      46,081
      Accumulated translation adjustments                       (13,436)     (8,511)
                                                              ---------   ---------

                Total stockholders' equity                      423,692     396,808
                                                              ---------   ---------

                TOTAL LIABILITIES
                AND STOCKHOLDERS' EQUITY                      $ 751,166   $ 751,891
                                                              =========   =========

See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                             Quarter Ended        Six Months Ended
                                                June 30,              June 30,
                                         -------------------------------------------
(In thousands, except per share data)       1997      1996        1997       1996
                                         --------   ---------   ---------  ---------

Revenues:
    License fees                         $ 128,870  $ 150,454   $ 264,043  $ 298,399
    Services                               108,768     99,433     215,497    195,152
                                         ---------   ---------  ---------  ---------

              Total revenues               237,638    249,887     479,540    493,551

Costs and expenses:
    Cost of license fees                     6,148      7,585      14,206     14,702
    Cost of services                        61,673     62,846     123,551    118,985
    Sales and marketing                    116,674    137,197     231,271    267,490
    Product development and engineering     33,707     46,085      69,007     89,176
    General and administrative              14,443     19,735      31,806     38,461
                                         ---------   ---------  ---------  ---------

              Total costs and expenses     232,645    273,448     469,841    528,814
                                         ---------   ---------  ---------  ---------


Operating income (loss)                      4,993    (23,561)      9,699    (35,263)
                                         ---------   ---------  ---------  ---------
Other income and expense, net                1,740      2,197       2,746      4,691
                                         ---------   ---------  ---------  ---------

Income (loss) before income taxes            6,733    (21,364)     12,445    (30,572)

Provision for income taxes                   2,357      3,200       4,528        898
                                         ---------   ---------  ---------  ---------

Net income (loss)                        $   4,376  ($ 24,564)  $   7,917  ($ 31,470)
                                         =========  =========   =========  =========


Net income (loss) per share              $    0.06  ($   0.33)  $    0.10  ($   0.42)
                                         =========  =========   =========  =========

Shares used in per share computation        79,209     74,927      78,841     74,243
                                         =========  =========   =========  =========

See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

    (In thousands)                                                            Six Months Ended June 30,
                                                                                ---------------------
                                                                                  1997        1996
                                                                                ---------   ---------
Cash and cash equivalents, beginning of period                                  $ 156,796   $ 180,877

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $   7,917   ($ 31,470)

       Adjustments to reconcile net income (loss) to net cash provided (used)
         by operating activities:
                Depreciation and amortization                                      52,984      47,493
                Changes in assets and liabilities:
                     Accounts receivable                                           27,015     (21,286)
                     Other current assets                                          (5,574)       (169)
                     Accounts payable                                              (5,514)     (5,865)
                     Accrued compensation and related expenses                     (6,412)      3,532
                     Other accrued liabilities                                    (12,404)    (10,015)
                     Deferred revenues                                             (4,739)     15,137
                     Accrued income taxes                                            (655)      1,305
                     Other                                                          1,108       1,057
                                                                                ---------   ---------

Net cash provided (used) by operating activities                                   53,726        (281)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Purchases of available-for-sale cash investments                           (16,517)    (48,280)
       Maturities of available-for-sale cash investments                           11,054      52,725
       Sales of available-for-sale cash investments                                 8,200       2,495
       Business combinations, net of cash acquired                                 (3,097)       (873)
       Purchases of property, equipment and improvements                          (23,125)    (45,023)
       Capitalized software development costs                                      (9,674)     (8,100)
       Decrease(increase) in other assets                                            (151)     (3,654)
                                                                                ---------   ---------

Net cash used for investing activities                                            (33,310)    (50,710)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                                  11,892      21,861
                                                                                ---------   ---------

Net cash provided by financing activities                                          11,892      21,861


Effect of exchange rate changes on cash                                            (5,433)     (2,363)
                                                                                ---------   ---------

Net increase (decrease) in cash and cash equivalents                               26,875     (31,493)
                                                                                ---------   ---------

Cash and cash equivalents, end of period                                          183,671     149,384

Cash investments, end of period                                                    15,011      35,904
                                                                                ---------   ---------

Total cash, cash equivalents, and short term cash
          investments, end of period                                            $ 198,682   $ 185,288
                                                                                =========   =========

Supplemental disclosures:
       Interest paid                                                            $     419   $       0
                                                                                =========   =========

       Income taxes paid                                                        $   5,554   $   6,439
                                                                                =========   =========

See accompanying notes.

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods stated. The condensed consolidated balance sheet as of December 31, 1996 has been prepared from the audited consolidated financial statements of the Company.

           This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and notes included therein. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

2. Net income (loss) per share is computed using the weighted average number of shares of outstanding common stock and dilutive common stock equivalents from the assumed exercise of stock options (using the treasury stock method).

3. On February 21, 1997, the Company acquired Purchase Net Inc., a developer of application development software. The Company issued 750,000 shares of its common stock with a fair market value of approximately $12,000,000 for all of the outstanding shares of common stock of Purchase Net Inc. The transaction was accounted for as a purchase. The total purchase cost was $12,763,000, including direct cost and expenses related to the acquisition, of this amount $12,693,000 was allocated to purchased software and included in capitalized software in the condensed consolidated balance sheet.
           The results of operations of Purchase Net Inc., which have not been material in relation to those of the Company, have been included in the consolidated results of operations for periods subsequent to the acquisition date.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
REVENUES
(Dollars in millions)


                                                    Six      Six
                       Quarter  Quarter            Months    Months
                       Ended     Ended    Percent  Ended     Ended    Percent
                       6/30/97  6/30/96   Change  6/30/96   6/30/96    Change
                       -------  --------  ------  --------  --------  -------
License fees          $  128.9  $  150.5   -14%  $  264.0  $  298.4   -12%
    Percentage of          54%       60%              55%       60%
      total revenues

Services              $  108.7  $   99.4     9%  $  215.5  $  195.2    10%
    Percentage of          46%       40%              45%       40%
      total revenues

Total revenues        $  237.6  $  249.9    -5%  $  479.5  $  493.6    -3%


Total revenues for the second quarter of 1997 decreased 5 percent to $237.6 million from the $249.9 million achieved in the second quarter of 1996. License fees declined 14 percent to $128.9 million in the second quarter of 1997 from $150.5 million recorded in the second quarter of last year. License fees decreased 12 percent to $264.0 million in the first six months of 1997 from $298.4 million in the same period of 1996. In the second quarter of 1997 license fees, and as a consequence, total revenues did not meet the Company's expectations due to lower than expected license revenues in the Company's Enterprise and Tools Business Groups in North America and Europe. The Company believes the decline in license revenue is due to lower productivity, and the lack of new product coming to market in the first half of 1997.

Services revenues grew 9 percent to $108.7 million in the second quarter of 1997, up from $99.4 million recorded in the year earlier period. Services revenues increased 10 percent to $215.5 million for the first six months of 1997 from $195.2 million in the same period of 1996. Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products. Services revenues as a percentage of total revenues increased to 46 percent in the second quarter from 40 percent in the same quarter of 1996. Service revenues for the six months ending June 30, 1997 increased to 45 percent from 40 percent in the same period of 1996.

Total revenues for the first six months of 1997 decreased 3 percent to $479.5 million from the $493.6 million achieved in the same period of 1996 as a result of the factors described above.

The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services.

Services revenues in any given period are significantly affected by the amount of license fee revenues generated in the same and immediately preceding periods. The quarterly rate of service revenue growth from the first quarter of 1997 to the second quarter of 1997 compared to the same period of 1996 declined due to the decrease in license revenues for the first half in 1997. The Company expects services revenues to continue to increase modestly each quarter in absolute dollars in 1997, due partially to a larger installed base of customers. However, as this is a forward-looking statement, future actual results may differ materially. See "Future Operating Results."

The impact of price changes on revenues during the second quarter and first half of 1997 was not significant.

GEOGRAPHICAL REVENUES
(Dollars in millions)


                                                     Six       Six
                         Quarter   Quarter          Months    Months
                          Ended     Ended  Percent  Ended     Ended   Percent
                         6/30/97   6/30/96  Change 6/30/96   6/30/96  Change
                         --------  --------   ---  --------  --------  ----

North American           $  137.2  $  151.4   -9%  $  286.8  $  302.2  -5%
    Percentage of             58%       61%             60%       61%
       total revenues

International
    European             $   55.5  $   57.0   -3%  $  110.8  $  116.3  -5%
       Percentage of          23%       23%             23%       24%
         total revenues

    Intercontinental     $   44.9  $   41.5    8%  $   81.9  $   75.1   9%
       Percentage of          19%       17%             17%       15%
         total revenues

Total international      $  100.4  $   98.5    2%  $  192.7  $  191.4   1%
       Percentage of          42%       39%             40%       39%
         total revenues

Total revenues           $  237.6  $  249.9   -5%  $  479.5  $  493.6  -3%


North American revenues (United States, Canada and Mexico) decreased 9 percent in the second quarter of 1997 to $137.2 million from $151.4 million in the second quarter of 1996. North American revenues were down 5 percent in the first half of 1997 to $286.8 million from $302.2 million in the same period in 1996. International revenues increased 2 percent in the second quarter of 1997 to $100.4 million from $98.5 million in the year earlier period, with European revenues declining 3 percent and Intercontinental revenues (principally Asia, Australia, and Latin America) increasing 8 percent. Over the first six months of 1997, International revenues increased 1 percent to $192.7 million from $191.4 million in the year earlier period, with European revenues declining 5 percent and Intercontinental revenues increasing 9 percent from the year earlier period. The Company believes the decline in license revenue is due to lower productivity, and the lack of new product coming to market in the first half of 1997.

International revenues grew to 42 percent of total revenues in the second quarter of 1997 from 39 percent in the second quarter of 1996. International revenues comprised 40 percent of total revenues during the first six months of 1997 compared to 39 percent in the same period of 1996. The stronger Intercontinental revenue growth rate of 9% in the first half of 1997 compared to the North American and European growth rates for the same period reflects the return on our previous investments in the Intercontinental region.

The Company takes into account changes in exchange rates over time in its pricing and strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "Future Operating Results."

COSTS AND EXPENSES
(Dollars in millions)


                                                     Six       Six
                         Quarter   Quarter          Months    Months
                          Ended     Ended  Percent  Ended     Ended   Percent
                         6/30/97   6/30/96  Change 6/30/96   6/30/96  Change
                         --------  --------   ---  --------  --------  ----
Cost of license fees     $    6.1  $    7.6  -20% $   14.2   $   14.7   -3%
    Percentage of              5%        5%             5%         5%
      license fees

Cost of services         $   61.7  $   62.8   -2% $  123.6   $  119.0    4%
    Percentage of             57%       63%            57%        61%
      services revenues

Sales and marketing      $  116.7  $  137.2  -15% $  231.3   $  267.5  -14%
    Percentage of             49%       55%            48%        54%
       total revenues

Product development
   and engineering       $   33.7  $   46.1  -27% $   69.0   $   89.2  -23%
    Percentage of             14%       18%            14%        18%
       total revenues

General and
   administrative        $   14.4  $   19.7  -27% $   31.8   $   38.5  -17%
    Percentage of              6%        8%             7%         8%
       total revenues

Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation), third-party royalty costs, and amortization of both capitalized software development costs and cost of acquired technologies, decreased 20 percent in the second quarter of 1997 as compared to the second quarter of 1996, and represented 5 percent of license fees in each of the second quarters of 1997 and 1996. Cost of license fees decreased 3 per cent to $14.2 million in the first six months of 1997 compared to $14.7 million in same period of 1996, and represented 5 percent of license fees in each of the first six months of 1997 and 1996. This decrease in cost of license fees is due, in part, to a decrease in license fees and an increase in productivity in order and order fulfillment, both in the second quarter and first half of 1997, as compared to the same periods in 1996. Amortization of capitalized software costs included in cost of license fees was $2.2 million in the second quarter of 1997, compared to $2.0 in the second quarter of last year, and $4.2 million in the first half of 1997, compared to $3.8 million for the same period in 1996.

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), decreased as a percentage of services revenues to 57 percent in the second quarter of 1997 from 63 percent in the second quarter of 1996, and to 57 percent from 61 percent for the first six months of 1997 compared to the same period in 1996. The decrease in cost of services as a percentage of services revenues for both periods is primarily due to an aggressive program of cost containment implemented in the third quarter of 1996 to control expenses and the Company's continuing emphasis on improving productivity in its services organization.

Sales and marketing. Sales and marketing expenses decreased as a percentage of total revenues to 49 percent in the second quarter of 1997, from 55 percent in the second quarter of 1996, and also decreased in absolute dollars. Sales and marketing expenses decreased as a percentage of total revenues to 48 percent in the first half of 1997, from 54 percent in the first half of 1996 and also decreased in absolute dollars. The decrease in sales and marketing expenses for both periods as a percentage of total revenues is primarily the result of the Company's aggressive cost containment program implemented in the third quarter of 1996 combined with lower sales commissions paid on the lower than expected license revenues realized in the second quarter and first half of 1997.

Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) declined as a percent of revenues to 14 percent in the first quarter and for the first six months of 1997, compared to 18 percent in the same periods in 1996. The decrease in product development and engineering expenses as a percent of total revenues in the second quarter of 1997 is the result of the Company's third quarter 1996 restructuring costs which reduced levels of recurring expenses, combined with improved productivity in product development and engineering. In absolute dollars, product development and engineering expenses in the second quarter of 1997 decreased 27 percent compared to the second quarter of 1996. Much of the reduction in expenses between 1997 and 1996 resulted from discontinuation of certain product lines in 1996. These product lines included interactive television, wireless messaging and multimedia authoring tools. Expenditures in the first half of 1997 were made to further develop the System 11(TM) suite of products, including enhancements to Adaptive Server(TM) 11.5 Enterprise, SQL Anywhere(TM), and Replication Server(R) products and certain other existing database products; the Company's interoperability products, including EnterpriseConnect(TM) and Powersoft(R) Jaguar CTS products; and application development tools, including PowerBuilder(R), Powersoft PowerJ(TM), PowerDesigner(TM) and Power++(TM). The Company capitalized approximately $5.6 million and $9.7 million of software development costs in the second quarter and first half of 1997, respectively, compared to $3.4 million and $8.1 million for the same periods in 1996. The capitalization of software development costs represents 14% and 12% of gross product development and engineering expenditures for the second quarter and first half of 1997, respectively. By comparison, capitalization of software development costs for the same periods in 1996 represented 7% and 8% of such expenditures, respectively. This capitalization of product development costs in the first half of 1997 reflects major development programs such as Powersoft PowerJ, Powersoft Jaguar CTS, Adaptive Server 11.5 Enterprise and several EnterpriseConnect interoperability products, all of which achieved technological feasibility for purposes of capitalization. In the first quarter of 1997, the Company also recorded capitalized software costs of $12.7 million in connection with the Purchase Net acquisition. (See Note 3 of Notes to Condensed Consolidated Financial Statements.) The Company believes that product development and engineering expenditures are essential to technology and product leadership.

General and administrative. General and administrative expenses decreased to 6 percent of total revenues in the second quarter of 1997 compared to 8 percent in the same period of 1996 and to 7 percent from 8 percent for the first six months of 1997 compared to the same period in 1996. The absolute dollar amount of expenses decreased to $14.4 million in the second quarter of 1997 from $19.7 million in the first quarter of 1996. The decrease in general and administrative expenses, in absolute dollars, resulted partially from the Company's third quarter 1996 restructuring costs which reduced levels of recurring expenses and the Company's continuing emphasis on improving productivity. The Company plans to continue tightly managing general and administrative expenses and limit infrastructure growth in the near term.

OPERATING INCOME (LOSS)
(Dollars in millions)


                                    Quarter    Quarter            Six Months  Six Months
                                     Ended      Ended     Percent   Ended      Ended    Percent
                                    6/30/97    6/30/97    Change   6/30/97    6/30/97   Change
                                    -------    -------    ------   -------    -------   -----

     Operating income (loss)         $5.0       ($23.6)     *      $10.0      ($35.3)     *
         Percentage of                 2%          -9%                2%         -7%
           total revenues


* Not meaningful

The Company reported operating income of $5.0 million in the second quarter of 1997 compared to a $23.6 million operating loss in the second quarter of 1996. The Company reported operating income of $10.0 million in the first six months of 1997 compared to an operating loss of $35.3 million in the first six months of 1996 as a result of the operating factors described above.



OTHER INCOME AND EXPENSE, NET
(Dollars in millions)


                                    Quarter    Quarter            Six Months  Six Months
                                     Ended      Ended     Percent   Ended      Ended    Percent
                                    6/30/97    6/30/97    Change   6/30/97    6/30/97   Change
                                    -------    -------    ------   -------    -------   -----
       Other income/ expense, net    $1.7       $2.2       -21%     $2.7        $4.7     -41%
           Percentage of               1%         1%                  1%          1%
             total revenues


Other income/expense, net consists primarily of interest earned on cash investments, interest expense from capital lease obligations incurred in prior years, bank fees and expenses, net gains and losses resulting from the Company's foreign currency exposures and hedging activities and the related cost of foreign exchange hedging. Other income/expense, net in absolute dollars, was $1.7 million in the second quarter of 1997 compared to $2.2 million in the second quarter of 1996. Other income/expense, net in absolute dollars, was $2.7 million in the first half of 1997 compared to $4.7 million in the first half of 1996. The decrease is largely due to lower effective returns resulting from a shift in cash balances and investments from countries with higher yields to countries with lower yields. Overall, net foreign exchange gains and losses resulting from the Company's hedging activities were immaterial for all periods covered.

PROVISION FOR INCOME TAXES
(Dollars in millions)


                                                                           Six          Six
                            Quarter      Quarter                         Months        Months
                             Ended        Ended          Percent          Ended         Ended        Percent
                            6/30/97      6/30/97          Change         6/30/97       6/30/97        Change
                            -------      -------         -------         -------       -------       -------

Provision for
    income taxes             $2.4          $3.2           -26%            $4.5          $0.9          404%

The Company recorded an income tax provision of $2.4 million in the second quarter of 1997 compared to $3.2 million in second quarter of 1996. The Company recorded an income tax provision of $4.5 million in the first half of 1997 compared to $0.9 million in first half of 1996. The tax provision for the first half of 1997 is primarily due to the generation of taxable income in certain foreign jurisdictions.

Realization of the Company's net deferred tax assets, which total $41.1 million at June 30, 1997, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have an impact on the Company's effective tax rate in future periods. See "Future Operating Results."


NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE
(in Millions, except per share amounts)


                                                                           Six          Six
                            Quarter      Quarter                         Months        Months
                             Ended        Ended          Percent          Ended         Ended        Percent
                            6/30/97      6/30/97          Change         6/30/97       6/30/97        Change
                            -------      -------         -------         -------       -------       -------

Net income (loss)            $4.4        ($24.6)            *             $7.9         ($31.5)           *
    Percentage of              2%          -10%                             2%            -6%
      total revenues

Net income (loss)
      per share              $.06        ($0.33)            *             $0.10         ($0.42)          *

Shares used in per
      share computation      79.2          74.9             6%             78.8           74.2           6%


----------
* Not meaningful

The Company reported net income in the second quarter of 1997 of $4.4 million, or $0.06 per share, compared to a net loss of $24.6 million, or $0.33 per share in the second quarter of 1996. The Company reported net income in the first half of 1997 of $7.9 million, or $0.10 per share, compared to a net loss of $31.5 million, or $0.42 per share in the first half of 1996.

FINANCIAL CONDITION
(Dollars in millions)


                                               Six Months      Six Months     Percent
                                             Ended 6/30/97    Ended 6/30/96    Change
                                             -------------    -------------    -------
       Working capital                            $123.4           $120.0           3%

       Cash, cash equivalents and                 $198.7           $185.3           7%
            short-term cash investments

       Net cash provided (used)                    $53.7            ($0.3)          *
            by operating activities

       Net cash used by                            $33.3            $50.7         -34%
            investing activities

       Net cash provided by                        $11.9            $21.9         -46%
            financing activities

----------
* Not meaningful

Net cash provided by operating activities was $53.7 million in the first six months of 1997 compared to net cash used by operating activities of $0.3 million in the first six months of 1996. Net cash provided by operating activities during the first half of 1997 reflects net income of $7.9 million versus a loss of $31.5 million in the year ago period. Additionally, increased net cash from operating activities reflects a decrease of accounts receivable of $27.0 million in the first half of 1997 compared to an accounts receivable increase of $21.3 million in the same period of 1996. Accounts payable and other accrued liabilities decreased during the first half of 1997, resulting in a total cash decline of $17.9 million over this period, compared to an decrease totaling $15.9 million over the same period in 1996. Cash flows from operating activities decreased as a result of a decrease deferred revenue balance of $4.7 million in the first six months of 1997 compared to cash provided by an increase of $15.1 million in the same period of 1996. In the first half of 1997, a reduction in accrued income taxes totaled $0.7 million compared to a increase in accrued income taxes of $1.3 million in the same period of 1996.

Net cash used for investing activities decreased to $33.3 million in the first half of 1997 compared to $50.7 million in the first half of 1996. Investing activities included capital expenditures of $23.1 million in the first half of 1997 compared to $45.0 million in the first half of 1996, which reflects a decrease in expenditures required to support the Company's employee base around the world. During the first six months of 1997, there was a net decrease of cash investments in the amount of $2.7 million compared to a net decrease of $6.9 million in the first half of 1996.

Net cash provided by financing activities for the first half of 1997 was $11.9 million compared to $21.9 million in the first half of 1996, all provided by the issuance of common stock upon the exercise of employee stock options and the issuance of shares through employee stock purchase plans.

Cash, cash equivalents, and short-term cash investments totaled $198.7 million at June 30, 1997, compared to $185.3 million at June 30, 1996.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of June 30 1997, the Company had identifiable assets totaling $136 million associated with its European operations and $118 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposures from short-term intercompany payables and receivables denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Sybase, Inc. Board of Directors (see Note 2 of Notes to Consolidated Financial Statements of 1996 Sybase Annual Report). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As these net assets are considered by Sybase, Inc. the U.S. parent company, to be a permanent investment in each subsidiary, the foreign currency translation gains and losses are reflected in stockholders' equity accumulated foreign currency translation adjustments.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs for the foreseeable future.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of results for the fiscal year ending December 31, 1997 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fee decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. For example, revenues and earnings in the first quarter of 1997 were lower than in the fourth quarter of 1996. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first and second quarters of 1996. Failure to achieve revenue, earnings, and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company's rate of year-over-year growth slowed significantly over the past two years. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

Throughout 1996, the Company implemented a variety of changes to the sales organization, including a new sales model, changes to sales compensation programs, and an increased focus on sales through indirect channels. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. For example, the Company believes that these changes may have contributed in part to the lower than expected revenues in the first two quarters of 1996. In the second quarter of 1996, the Company announced several management and organizational changes, including changes in the senior management of the sales and marketing organizations. In the third quarter of 1997, John Chen will become the Company's President and Chief Operating Officer, and Chief Executive Officer Mitchell Kertzman will succeed Mark Hoffman as the Company's Chairman of the Board. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect productivity, expenses, and revenues.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and 1996 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock price. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. In particular, due to a variety of factors, the Company's stock price declined significantly during the third quarter of 1994, the second quarter of 1995, and the first quarter of 1996. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company has recently acquired operations in Chile, Argentina and Peru. In addition there have been several management and organizational changes within the international operations. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

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

Existing and future competition or changes by the Company in its product offerings or product pricing structure could result in an immediate reduction in the prices of the Company's products. The Company introduced changes in its pricing and licensing structure in the first quarter of 1996 that increased the prices for certain products or configurations and reduced the prices for others. The Company will introduce price and licensing changes from time to time in the future. If recently implemented or future changes in the Company's products, pricing structure, or existing or future competition, for example from Microsoft, were to result in significant revenue declines, the Company's business and financial results would be adversely affected.

The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products, on a timely and cost-effective basis, that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. The Company has announced the development and anticipated availability dates of several products -- for example, PowerBuilder(R) 6.0, a component-based application development tool which was released in beta during the second quarter, and Adaptive Server(TM), a new version of the Company's flagship relational database management system. The Company currently plans to commence commercial shipment of these products in the last half of 1997. The Company has experienced delays in introducing some new products in the past. For example, the commercial shipment of Sybase IQ(TM), which became commercially available in February 1996, was previously planned for the second half of 1995. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers, and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, particularly the Company's new Adaptive Component Architecture(TM) which was announced in April 1997, or the Company's failure to accurately anticipate customer demand or to meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction or adversely affect commercial acceptance of such products or give rise to warranty or other customer claims, which could, in turn, adversely affect the Company's financial results.

Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase relational database management systems ("RDBMSs") until certain features are added to the Company's RDBMS, and others may never be available on Sybase's RDBMS. In addition, the Company's application development tools, database design tools, and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information, and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that the development, quality, and support of products for non-Sybase RDBMSs will diminish over time, the Company's business, results of operations, and financial condition could be materially and adversely affected.

Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or by the advertising or marketing efforts of competitors or other factors that could affect customer perception, such as the criticism of the scalability of the Company's SQL Server(TM) 10 database product experienced in 1995. In addition, customer perception of Sybase and its products could be adversely affected by financial results, particularly revenues and profitability, reported for the 1996 fiscal year or other future periods, by the market share of the Company's products and by press reports related to the foregoing.

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


                                      -17

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. In particular, there have been several changes in 1996 and 1997 to the Company's executive management team. For example, David Litwack, Executive Vice President Products, left the Company in May 1997. In the third quarter of 1997, John Chen will become the Company's President and Chief Operating Officer, and Chief Executive Officer Mitchell Kertzman will become Chairman of the Board. Changes in management, the Company's recent financial performance, and a reduction in the overall number of Sybase employees made in the third quarter of 1996 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales, and other aspects of the Company's operations and results. During 1996, the software industry generally, and Sybase specifically, experienced higher than historical rates of employee turnover.

Sybase currently enters most of its North American customer orders in its Burlington, Massachusetts, operations center and ships all of its products in North America (other than its Powersoft(R) products) from its Emeryville, California, distribution facility. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of the quarter, the closure or inoperability of one or both of these facilities during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter.

The Company has acquired a number of companies in the past, most recently a small software technology company and three distributors in Latin America in the first half of 1997. The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

During the third quarter of 1996, the Company incurred a restructuring charge of approximately $49.2 million. The Company will continue to evaluate its business, products, and results of operations, and accordingly, the Company may incur restructuring charges sometime in the future.

PART II:   OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Stockholders of the Registrant was held on May 20, 1997. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1. Election of three Class II directors, each to serve a three-year term expiring upon the 2000 Annual Meeting of Stockholders or until a successor is duly elected and qualified. Richard C. Alberding, Robert
           S. Epstein and Mitchell E. Kertzman were the only nominees and each was elected (57,506,582 votes were cast for election of Mr. Alberding and 1,800,506 were cast withholding authority to vote for his election; 67,207,171 votes were cast for election of Mr. Epstein and 2,099,917 were cast withholding authority to vote for his election; 67,361,700 votes were cast for election of Mr. Kertzman and 1,945,388 were cast withholding authority to vote for his election. There were no abstentions or non-votes.) In addition to these directors, the Company's incumbent directors (Mark Hoffman (who resigned as a director during the third quarter of 1997), L. William Krause, David
           E. Liddle, Robert P. Wayman, Jeffrey T. Webber and Alan B. Salisbury) had terms that continued after the 1997 Annual Meeting.

2. Approval of an amendment to the 1996 Stock Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 2,450,000 shares (46,517,749 for, 22,579,373 votes against, 209,966 abstentions, and no non-votes.)

3. Approval of an amendment to the Amended and Restated 1991 Employee Stock Purchase Plan and the Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 1,300,000 shares (64,171,489 for, 4,911,431 against, 224,168 abstentions, and no non-votes.)

4. Ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the year ending December 31, 1997 (68,934,607 for, 170,303 against, 202,178 abstentions, and no non-votes.)


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           11.1      Computation of Earnings (Loss) Per Share

           27        Financial Data Schedule


           (b) Reports on Form 8-K

           None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 1997                     SYBASE, INC.


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

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q



Exhibit Number                            Description
--------------                            -----------

      11.1                      Computation of Earnings (Loss) Per Share

      27                        Financial Data Schedule