Form 10-Q
period 1997-09-30
SYBASE INC
filed 1997-11-13
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the Quarter Ended September 30, 1997

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On October 31, 1997, 79,874,857 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX

                                                                          Page
Part I:  Financial Information

    Item 1: Financial Statements

    Condensed Consolidated Balance Sheets at September 30, 1997             3
    and December 31, 1996

    Condensed Consolidated Statements of Operations for the                 4
    three months and nine months ended September 30, 1997 and
    September 30, 1996

    Condensed Consolidated Statements of Cash Flows                         5
    for the nine months ended September 30, 1997 and
    September 30, 1996

    Notes to Condensed Consolidated Financial Statements                    6

    Item 2: Management's Discussion and Analysis of                         7
    Financial Condition and Results of Operations

Part II: Other Information

    Item 1: Legal Proceedings                                              20

    Item 6: Exhibits and Reports on Form 8-K                               20


Signatures                                                                 21

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                                  SYBASE, INC.
                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                       September 30,    December 31,
     (In thousands, except share data)                      1997            1996
                                                       --------------  --------------
Current assets:
     Cash and cash equivalents                            $ 180,512      $ 156,796
     Short-term cash investments                             49,443         17,726
                                                          ---------      ---------
        Total cash and short-term cash investments          229,955        174,522

     Accounts receivable, net                               200,835        239,466
     Deferred income taxes                                   13,724         13,729
     Other current assets                                    21,029         17,551
                                                          ---------      ---------

        Total current assets                                465,543        445,268

Property, equipment and improvements, net                   162,362        191,328
Deferred income taxes                                        27,406         27,406
Capitalized software, net                                    43,062         19,974
Other assets                                                 78,826         67,915
                                                          ---------      ---------

        TOTAL ASSETS                                      $ 777,199      $ 751,891
                                                          =========      =========

Current liabilities:
     Accounts payable                                        16,720         21,563
     Accrued compensation and related expenses               42,669         47,829
     Accrued income taxes                                    22,879         26,952
     Other accrued liabilities                               91,598         89,386
     Deferred revenue                                       160,374        166,482
                                                          ---------      ---------
             Total current liabilities                      334,240        352,212

Other liabilities                                             2,382          2,871

Stockholders' equity:
     Preferred stock, $0.001 par value, 8,000,000
        Shares authorized; none issued or outstanding            --             --
     Common stock, $0.001 par value, 200,000,000
        Shares authorized; 79,802,922 shares issued
        and outstanding (1996-76,608,794 shares)                 80             77
     Additional paid-in capital                             395,777        359,161
     Retained earnings                                       59,214         46,081
     Accumulated translation adjustments                    (14,494)        (8,511)
                                                          ---------      ---------
        Total stockholders' equity                          440,577        396,808
                                                          ---------      ---------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                              $ 777,199      $ 751,891
                                                          =========      =========

See accompanying notes

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
    (In thousands, except per       ----------------------------------------------
    share data)                        1997        1996         1997       1996
                                    ---------   ---------    ---------   ---------
Revenues:
    License fees                    $ 131,614   $ 147,219    $ 395,657   $ 445,618
    Services                          112,585     102,994      328,082     298,146
                                    ---------   ---------    ---------   ---------
        Total revenues                244,199     250,213      723,739     743,764

Costs and expenses:
    Cost of license fees                6,563       6,963       20,769      21,665
    Cost of services                   63,435      62,906      186,986     181,891
    Sales and marketing               118,015     123,373      349,286     390,863
    Product development and            33,871      39,217      102,878     128,393
    engineering
    General and administrative         15,410      17,163       47,216      55,625
    Cost of restructure                     0      49,232            0      49,232
                                    ---------   ---------    ---------   ---------
        Total costs and expenses      237,294     298,854      707,135     827,669
                                    ---------   ---------    ---------   ---------

Operating income (loss)                 6,905     (48,641)      16,604     (83,905)

Other income and expense, net           1,506       1,112        4,252       5,791
                                    ---------   ---------    ---------   ---------

Income (loss) before income taxes       8,411     (47,529)      20,856     (78,114)

Provision for income taxes              3,195       5,100        7,723       5,998
                                    ---------   ---------    ---------   ---------

Net income (loss)                   $   5,216   ($ 52,629)   $  13,133   ($ 84,112)
                                    =========   =========    =========   =========

Net income (loss) per share         $    0.07   ($   0.69)   $    0.17   ($   1.13)
                                    =========   =========    =========   =========
Shares used in per share
computation                            80,053      75,748       79,286      74,755
                                    =========   =========    =========   =========

See accompanying notes

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


     (In thousands)                                                       Nine Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         1997           1996
                                                                     -------------  -------------
Cash and cash equivalents, beginning of period                           $156,796       $180,877


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     13,133       (84,112)

     Adjustments to reconcile net income (loss)
     to net cash provided by (used) by operating activities:
           Depreciation and amortization                                   78,722         76,521
           Net loss on retirement of property,
           equipment and improvements                                           0         10,137
           Deferred income taxes                                                5            981
           Changes in assets and liabilities:
               Accounts receivable                                         32,443       (25,214)
               Other current assets                                       (3,344)          1,233
               Accounts payable                                           (4,843)       (11,734)
               Accrued compensation and related expenses                  (5,160)        (2,498)
               Other accrued liabilities                                  (2,569)          6,906
               Deferred revenues                                          (7,578)         10,981
               Accrued income taxes                                       (4,073)          2,876
               Other                                                      (2,126)          (310)
                                                                     -------------  -------------

Net cash provided (used ) by operating activities                          94,610       (14,233)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchases of available-for-sale investments                         (56,893)       (58,511)
     Maturities of available-for-sale investments                          16,998         59,025
     Sales of available-for-sale cash investments                           8,200         10,950
     Business combinations, net of cash acquired                          (3,104)        (1,136)
     Purchases of property, equipment and                                (31,123)       (69,520)
     improvements
     Capitalized software development costs                              (16,875)       (11,624)
     Decrease (Increase) in other assets                                  (6,436)        (1,892)
                                                                     -------------  -------------

Net cash used for investing activities                                   (89,233)       (72,708)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                            24,619         32,886
                                                                     -------------  -------------

Net cash provided by financing activities                                  24,619         32,886

Effect of exchange rate changes on cash                                   (6,280)        (2,585)
                                                                     -------------  -------------
Net increase (decrease) in cash and cash                                   23,716       (56,640)
equivalents
                                                                     -------------  -------------

Cash and cash equivalents, end of period                                  180,512        124,237

Cash investments, end of period                                            49,443         31,385
                                                                     -------------  -------------

Total cash, cash equivalents, and short term cash
investments, end of period                                               $229,955       $155,622
                                                                     =============  =============
Supplemental disclosures:
     Interest paid                                                           $799             $0
                                                                     =============  =============

     Income taxes paid                                                    $10,682        $10,269
                                                                     =============  =============

See accompanying notes

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods stated. The condensed consolidated balance sheet as of December 31, 1996 has been prepared from the audited consolidated financial statements of the Company.

    This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and notes included therein. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

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

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for those quarters is not expected to be material.

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 103, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements, and is required to be adopted by the Company beginning in fiscal 1999. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the public business enterprises report information in annual statements and interim financial reports operating segments, products and services, geographic areas and major customers. SFAS 131 will first be reflected in the Company's 1999 Annual Report and will apply to subsequent annual and interim financial reporting. Sybase management is currently evaluating the implication of these statements on operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
(Dollars in millions)

                                Three      Three                Nine      Nine
                               Months     Months               Months    Months
                                Ended      Ended   Percent     Ended     Ended   Percent
                               9/30/97    9/30/96   Change    9/30/97   9/30/96  Change
                               -------    -------  -------    -------   -------  -------
      License fees              $131.6     $147.2    -11%      $395.7    $445.6   -11%
         Percentage of
           total revenues          54%        59%                 55%       60%

      Services                  $112.6     $103.0      9%      $328.0    $298.2    10%
         Percentage of
           total revenues          46%        41%                 45%       40%

      Total revenues            $244.2     $250.2     -2%      $723.7    $743.8    -3%

Total revenues for the third quarter of 1997 decreased 2 percent to $244.2 million from the $250.2 million achieved in the third quarter of 1996. License fees declined 11 percent to $131.6 million in the third quarter of 1997 from $147.2 million recorded in the third quarter of last year. License fees decreased 11 percent to $395.7 million in the first nine months of 1997 from $445.6 million in the same period in 1996. The decrease in license revenues year over year is mainly due to lower tools products revenues which the Company believes is attributable to softness in the development tools market generally.

Total revenues for the first nine months of 1997 decreased 3 percent to $723.7 million from the $743.8 million achieved in the same period of 1996 as a result of the factors described above.

Services revenues grew 9 percent to $112.6 million in the third quarter of 1997, up from $103.0 million recorded in the year earlier period. Services revenues increased 10 percent to $328.0 million for the first nine months of 1997 from $298.2 million in the same period of 1996. Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products. Services revenues as a percentage of total revenues increased to 46 percent in the third quarter from 41 percent in the same quarter of 1996. Service revenues for the nine months ending September 30, 1997 increased to 45 percent from 40 percent in the same period in 1996.

The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's installed base and the renewal of maintenance contracts. The increase in service revenues also resulted from increased demand for the Company's consulting and other services.

Services revenues in any given period are significantly affected by the amount of license fee revenues generated in the same and immediately preceding periods. The Company expects services revenues to continue to increase modestly in the fourth quarter of 1997 in absolute dollars due partially to a larger installed base of customers. However, as this is a forward-looking statement, future actual results may differ materially. See "Future Operating Results."

The impact of price changes on revenues during the third quarter and the first nine months of 1997 was not significant.

GEOGRAPHICAL REVENUES
(Dollars in millions)

                                   Three    Three                  Nine      Nine
                                  Months    Months                Months    Months
                                   Ended    Ended    Percent      Ended     Ended    Percent
                                  9/30/97  9/30/96   Change      9/30/97   9/30/96   Change

         North American            $143.5   $151.6     -5%        $430.3    $453.8     -5%
            Percentage of
              total revenues         59%      61%                   59%       61%

         International
            European                $53.9    $56.8     -5%        $164.7    $173.1     -5%
              Percentage of
                total revenues       22%      23%                   23%       23%

             Intercontinental       $46.8    $41.8     12%        $128.7    $116.9     10%
              Percentage of
                total revenues       19%      17%                   18%       16%

         Total international       $100.7    $98.6      2%        $293.4    $290.0      1%
                 Percentage of
                 total revenues      41%      39%                   41%       39%

         Total revenues            $244.2   $250.2     -2%        $723.7    $743.8     -3%


North American revenues (United States, Canada and Mexico) decreased 5 percent in the third quarter of 1997 to $143.5 million from $151.6 million in the third quarter of 1996. North American revenues were down 5 percent in the first nine months of 1997 to $430.3 million from $453.8 million in the same period in 1996. International revenues increased 2 percent in the third quarter of 1997 to $100.7 million from $98.6 million in the year earlier period, with European revenues declining 5 percent and Intercontinental revenues (principally Asia, Australia, and Latin America) increasing 12 percent. Over the first nine months of 1997, International revenues increased 1 percent to $293.4 million from $290.0 million in the year earlier period, with European revenues declining 5 percent and Intercontinental revenues increasing 10 percent from the year earlier period. The Company believes the decline in total revenue is mainly due to lower tools products revenues which the Company believes is attributable to softness in the development tools market generally. The Company also attributes the decline, in part, to the impact of foreign exchange on total International revenues year over year.

International revenues grew to 41 percent of total revenues in the third quarter of 1997 up from 39 percent in the third quarter of 1996 and comprised 41 percent of total revenues during the first nine months of 1997 compared to 39 percent in the same period of 1996. The stronger Intercontinental revenue "growth rate" in the first nine months of 1997 compared to the North American and European growth rates for the same period reflects the Company's increased market presence in the Intercontinental regions.

COSTS AND EXPENSES
(Dollars in millions)

                               Three    Three                Nine      Nine
                               Months   Months               Months    Months
                               Ended    Ended     Percent    Ended     Ended     Percent
                              9/30/97   9/30/96   Change     9/30/97   9/30/96    Change
                              ------    ------    -------    -------   -------   -------
Cost of license fees            $6.6      $7.0      -6%       $20.8     $21.7      -4%
   Percentage of
     license fees                 5%       5%                   5%        5%

Cost of services               $63.4     $62.9       1%      $187.0    $181.9       3%
   Percentage of
     services revenues           56%       61%                  57%       61%

Sales and marketing           $118.0    $123.4      -4%      $349.3    $390.9     -11%
   Percentage of
     total revenues              48%       49%                  48%       53%

Product development
   and engineering             $33.9     $39.2     -14%      $102.9    $128.4     -20%
   Percentage of
     total revenues              14%       16%                  14%       17%

General and
   Administrative              $15.4     $17.2     -10%       $47.2     $55.6     -15%
   Percentage of
     total revenues               6%        7%                   7%        7%

Cost of restructure             $0.0     $49.2       *         $0.0     $49.2       *
       Percentage of
           total revenues         0%       20%                   0%        7%

----------
*Not meaningful

Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation), third-party royalty costs, and amortization of both capitalized software development costs, including the cost of acquired technologies, decreased 6 percent in the third quarter of 1997 as compared to the third quarter of 1996, and represented 5 percent of license fees in the third quarter of 1997 and 5 percent in the same period in 1996. Cost of license fees decreased 4 percent to $20.8 million in the first nine months of 1997 compared to $21.7 million in same period in 1996, and represented 5 percent of license fees in the first nine months of 1997 and 5 percent in the first nine months of 1996. The decrease in the cost of license fees is due, in part, to a decrease in license revenue and an increase in productivity in order fulfillment, both in the third quarter and first nine months of 1997, as compared to the same periods in 1996. Amortization of capitalized software costs included in cost of license fees was $2.3 million in the third quarter of 1997, compared to $1.9 in the third quarter of 1996, and $6.0 million in the first nine months of 1997, compared to $5.7 million for the same period in 1996.

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), decreased as a percentage of services revenues to 56 percent in the third quarter of 1997 from 61 percent in the third quarter of 1996, and to 57 percent from 61 percent for the first nine months of 1997 compared to the same period in 1996. The decrease in cost of services as a percentage of services revenues for both periods is primarily due to an aggressive program of cost containment implemented in the third quarter of 1996 and the Company's continuing emphasis on improving productivity in its services organization.

Sales and marketing. Sales and marketing expenses decreased as a percentage of total revenues to 48 percent in the third quarter of 1997, from 49 percent in the third quarter of 1996, and also decreased in absolute dollars. Sales and marketing expenses decreased as a percentage of total revenues to 48 percent in the first nine months of 1997, from 53 percent in the first nine months of 1996 and also decreased in absolute dollars. The decrease in sales and marketing expenses for both periods as a percentage of total revenues, is primarily the result of the Company's continuing emphasis on controlling costs in 1997.

Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) declined as a percent of revenues to 14 percent in the third quarter and for the first nine months of 1997, compared to 16 percent and 17 percent, respectively, in the same periods in 1996. The decrease in such expenses as a percentage of total revenues in the third quarter of 1997 is the result of the Company's improved productivity in product development and engineering, and capitalization of product development costs for products achieving technological feasibility in the second and third quarters of 1997. This capitalization of product development costs in the first nine months of 1997 reflects major development programs such as PowerJ(TM), Jaguar CTS(TM), Adaptive Server(TM) 11.5 Enterprise and several EnterpriseConnect(TM) interoperability products, all of which achieved technological feasibility for purposes of capitalization. In absolute dollars, product development and engineering expenses in the third quarter of 1997 decreased 14 percent compared to the third quarter of 1996. Much of the reduction in expenses between 1997 and 1996 resulted from discontinuation of certain product lines in 1996. These product lines included interactive television, wireless messaging and multimedia authoring tools. Expenditures in the first half of 1997 were made to further develop the System 11(TM) suite of products, including enhancements to Adaptive Server 11.5 Enterprise, which became generally available in the third quarter of 1997, SQL Anywhere(TM), Replication Server(R) products and certain other existing database products; the Company's interoperability products, including EnterpriseConnect and Jaguar CTS products; and application development tools, including PowerBuilder(R), PowerJ, PowerDesigner(TM) and Power++(TM). The Company capitalized approximately $6.0 million and $16.9 million of software development costs in the third quarter and first nine months of 1997, respectively, compared to $3.5 million and $8.1 million for the same periods in 1996. The Company believes that product development and engineering expenditures are essential to technology and product leadership.

The capitalization of software development costs represents 15 percent and 13 percent of gross product development and engineering expenditures for the third quarter and first nine months of 1997, respectively. By comparison, capitalization of software development costs for the same periods in 1996 represented 8 percent and 6 percent of such expenditures, respectively.

In the first quarter of 1997, the Company also recorded capitalized software costs of $12.7 million in connection with the Purchase Net acquisition. (See
Note 3 of Notes to Condensed Consolidated Financial Statements.)

General and administrative. General and administrative expenses decreased to 6 percent of total revenues in the third quarter of 1997 compared to 7 percent in the same period of 1996, and remain consistent at 7 percent for each of the first nine months of 1997 and 1996. The absolute dollar amount of expenses decreased to $15.4 million in the third quarter of 1997 from $17.2 million in the third quarter of 1996. The decrease in general and administrative expenses, in absolute dollars, resulted primarily from the Company's third quarter 1996 restructuring activities and the Company's continuing emphasis on improving productivity. The Company plans to continue to tightly manage general and administrative expenses.

OPERATING INCOME (LOSS)
(Dollars in millions)

                          Three     Three               Nine       Nine
                         Months    Months              Months     Months
                          Ended     Ended   Percent     Ended      Ended    Percent
                         9/30/97   9/30/96   Change    9/30/97    9/30/96   Change
                         -------   -------  -------    -------    -------   -------
Operating income (loss)   $6.9    ($ 48.6)     *        $16.6     ($83.9)      *
   Percentage of
     total revenues         3%      (19%)                  2%      (11%)

----------
*Not meaningful

The Company reported operating income of $6.9 million in the third quarter of 1997 compared to a $48.6 million operating loss in the third quarter of 1996. The Company reported operating income of $16.6 million in the first nine months of 1997 compared to an operating loss of $83.9 million in the first nine months of 1996 as a result of the operating factors described above.


OTHER INCOME AND EXPENSE, NET
(Dollars in millions)

                               Three     Three                    Nine      Nine
                                Months    Months                  Months    Months
                                Ended     Ended    Percent        Ended     Ended     Percent
                               9/30/97   9/30/96   Change        9/30/97   9/30/96    Change
                               -------   -------   -------       -------   -------    -------
  Other income/expense, net      $1.5      $1.1      35%           $4.3      $5.8      -27%
     Percentage of
       total revenues              1%        *       36%             1%        1%      -26%

----------
*Not meaningful

Other income/expense, net consists primarily of interest earned on cash investments, interest expense from capital lease obligations incurred in prior years, bank fees and expenses, net gains and losses resulting from the Company's foreign currency exposures and hedging activities, and the related cost of foreign exchange hedging. Other income/expense, net was $1.5 million in the third quarter of 1997 compared to $1.1 million in the third quarter of 1996. Other income/ expense, net was $4.3 million in the first nine months of 1997 compared to $5.8 million in the first nine months of 1996. The increase in other income/expense, net in the third quarter of 1997 is partly due to higher effective returns resulting from the shift in investments from countries with lower yields to countries with higher yields. The increase in other income/expense, net in the third quarter of 1997 was also due to an increase in average cash balances for the third quarter of 1997. The decrease in other income/expense, net for the nine months ended September 30, 1997, is largely due to lower effective returns in the first two quarters of 1997 and increased volatility in currencies not hedged within the Intercontinental region in the third quarter of 1997. The Company elected not to hedge in certain Intercontinental countries due to the prohibitive cost of hedging in those currencies.

PROVISION FOR INCOME TAXES
(Dollars in millions)

                                Three     Three                  Nine      Nine
                                Months    Months                Months    Months
                                Ended     Ended    Percent      Ended     Ended    Percent
                               9/30/97   9/30/96   Change      9/30/97   9/30/96   Change
                               -------   -------   -------     -------   -------   -------
      Provision for
         income taxes            $3.2      $5.1     -37%         $7.7      $6.0     -28%


The Company recorded an income tax provision of $3.2 million in the third quarter of 1997 compared to $5.1 million in third quarter in 1996. The Company recorded an income tax provision of $7.7 million in the first nine months of 1997 compared to $6.0 million in first nine months in 1996.

Realization of the Company's net deferred tax assets, which totaled $41.1 million at September 30, 1997, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods. If estimates of future taxable income are reduced, or if such income is not earned in the appropriate geographic regions, the Company's effective tax rate for the year could be adversely impacted. See "Future Operating Results."


NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE
(in Millions, except per share amounts)

                                   Three     Three                  Nine      Nine
                                   Months    Months                Months    Months
                                   Ended     Ended     Percent     Ended     Ended      Percent
                                  9/30/97   9/30/96    Change     9/30/97   9/30/96     Change
                                  -------   -------    -------    -------   -------     -------
     Net income (loss)              $5.2    ($52.6)      *         $13.1    ($84.1)        *
        Percentage of
          total revenues             2%      -21%                    2%      -11%

     Net income (loss)
          per share                 $0.07    ($0.69)     *          $0.17    ($1.13)       *

     Shares used in per
          share computation         80.0      75.7                  79.3      74.8

----------
*Not meaningful

The Company reported net income in the third quarter of 1997 of $5.2 million, or $0.07 per share, compared to a net loss of $52.6 million after a $49.2 million restructuring charge or $0.69 per share in the third quarter of 1996. The Company reported net income in the first nine months of 1997 of $13.1 million, or $0.17 per share, compared to a net loss of $84.1 million (after the restructuring charge), or $1.13 per share, in the first nine months of 1996.

FINANCIAL CONDITION
(Dollars in millions)

                                                            Nine        Nine
                                                           Months      Months
                                                            Ended       Ended    Percent
                                                           9/30/97     9/30/96    Change
                                                           -------     -------   -------
     Working capital                                        $131.3       $91.0       44%

     Cash, cash equivalents and
         short-term cash investments                        $230.0      $155.6       48%

     Net cash provided (used)
         by operating activities                             $94.6      ($14.2)       *

     Net cash used by
         investing activities                               ($89.2)     ($72.7)      23%

     Net cash provided by
         financing activities                                $24.6       $32.9      -25%

----------
*Not meaningful

Net cash provided by operating activities was $94.6 million in the first nine months of 1997 compared to net cash used by operating activities of $14.2 million in the first nine months of 1996. Net cash provided by operating activities during the first nine months of 1997 reflects net income of $13.1 million versus a loss of $84.1 million in the year ago period. Additionally, increased net cash from operating activities reflects a decrease of accounts receivable of $32.4 million in the first nine months of 1997 compared to an accounts receivable increase of $25.2 million in the same period of 1996. Accounts payable and other accrued liabilities decreased during the first nine months of 1997, resulting in a total cash decline of $7.4 million over this period, compared to an decrease totaling $4.8 million over the same period in 1996. Cash flows from operating activities decreased as a result of a decrease deferred revenue balance of $7.5 million in the first nine months of 1997 compared to cash provided by an increase of $10.9 million in the same period in 1996. In the first nine months of 1997, a reduction in accrued income taxes totaled $4.1 million compared to an increase in accrued income taxes of $2.9 million in the same period in 1996.

Net cash used for investing activities increased to $89.2 million in the first nine months of 1997 compared to $72.7 million used in the first nine months of 1996. Investing activities included capital expenditures of $31.1 million in the first nine months of 1997 compared to $69.5 million in the first nine months of 1996, which reflects a decrease in expenditures required to support the Company's employee base around the world. During the first nine months of 1997, there was a net increase of cash investments in the amount of $31.7 million compared to a net decrease of $11.5 million in the first half of 1996.

Net cash provided by financing activities for the first nine months of 1997 was $24.6 million compared to $32.9 million in the first nine months of 1996, all provided by the issuance of common stock related to the exercise of employee stock options and the issuance of shares through employee stock purchase plans.

Cash, cash equivalents, and short-term cash investments totaled $229.9 million at September 30, 1997, compared to $155.6 million at September 30, 1996.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of September 30, 1997, the Company had identifiable assets totaling $122 million associated with its European operations and $110 million associated with its Intercontinental operations. The Company has foreign exchange transaction exposures from short-term intercompany payables and receivables denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Sybase, Inc. Board of Directors (see Note 2 of Notes to Consolidated Financial Statements of 1996 Sybase Annual Report). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As these net assets are considered by Sybase, Inc. the U.S. parent company, to be a permanent investment in each subsidiary, the foreign currency translation gains and losses are reflected in stockholders' equity accumulated foreign currency translation adjustments.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs for the foreseeable future.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of results for the fiscal year ending December 31, 1997 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

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

Through 1997, the Company will continue to fine-tune changes which were initiated in the sales organization in 1996, including changes to the sales model and sales compensation programs, and an increased focus on sales through indirect channels. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. In the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, succeeded Mark Hoffman as the Company's Chairman of the Board. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect productivity, expenses and revenues.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and 1996 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices.

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

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company recently acquired operations in Chile, Argentina, Norway and Peru. In addition there have been several management and organizational changes within the international operations. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Informix Corporation, Microsoft Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales, and marketing resources, and a larger installed base than the Company. New or enhanced products, many of which have been announced and many of which are continually introduced by existing or future competitors in the software industry, could increase the competition faced by the Company's products from time to time and result in greater price pressure on certain of the Company's database products, especially to the extent that market acceptance for personal computer-oriented technologies increases. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

Existing and future competition or changes by the Company in its product offerings or product pricing structure could result in an immediate reduction in the prices of the Company's products. For example, changes to the Company's pricing and licensing structure in the first quarter of 1996 increased prices for certain products, and reduced prices for others. The Company will introduce price and licensing changes from time to time in the future. If such changes or changes in the Company's products, or existing or future competition were to result in significant revenue declines, the Company's business and financial results could be adversely affected.

The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. The Company has announced the development and anticipated availability dates of several products, including PowerBuilder 6.0, a component-based application development tool and PowerSite(TM), a comprehensive Web application development tool, both of which are scheduled to become generally available in the fourth quarter of 1997.

The Company has experienced delays in introducing some new products in the past. For example, the commercial shipment of Sybase IQ(TM), which became commercially available in February 1996, had been previously planned for the second half of 1995. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers, and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, or the Company's failure to accurately anticipate customer demand or to meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction or adversely affect commercial acceptance of such products or give rise to warranty or other customer claims, which could, in turn, adversely affect the Company's financial results.

Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems("RDBMSs"). Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase RDBMSs until certain features are added to the Company's RDBMS, and others may never be available on Sybase's RDBMSs. In addition, the Company's application development tools, database design tools, and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information, and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that the development, quality, and support of products for non-Sybase RDBMSs will diminish over time, the Company's business, results of operations, and financial condition could be materially and adversely affected.

Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or by the advertising or marketing efforts of competitors that could affect customer perception. In addition, customer perception of Sybase and its products could be adversely affected by financial results, particularly revenues and profitability, reported for the 1996 fiscal year or future periods, by the market share of the Company's products and by related press reports.

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

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. In particular, there have been several changes in 1997 to the Company's executive management team. For example, David Litwack, Executive Vice President Products, left the Company in May 1997. In the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. Changes in management, the Company's recent financial performance, and a reduction in the overall number of Sybase employees made in the third quarter of 1996 could cause an increase in the amount of employee turnover.

The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales, and other aspects of the Company's operations and results.

Sybase currently enters most of its North American customer orders in its Burlington, Massachusetts, operations center and ships all of its products in North America (other than its Powersoft(R) products) from its Emeryville, California distribution facility. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of the quarter, the closure or inoperability of one or both of these facilities during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter.

The Company has acquired a number of companies in the past, most recently a distributor in Norway at the end of the third quarter of 1997, and a small software technology company and three distributors in Latin America in the first half of the year. The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

During the third quarter of 1996, the Company incurred a restructuring charge of approximately $49.2 million. The Company will continue to evaluate its business, products, and results of operations, and accordingly, the Company may incur further restructuring charges in the future.

PART II:   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

Following the Company's announcement on April 3, 1995 of its preliminary results for the second fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the U.S. District Court, Northern District of California. The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. These actions have been consolidated, and a consolidated amended class action complaint was served on August 7, 1995, and the parties are in pretrial discovery. Management believes that the claims contained in the consolidated amended complaint are without merit and intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        10.23 Employment Agreement between Sybase, Inc. and John Chen dated as of July 11, 1997

        11.1   Computation of Earnings (Loss) Per Share

        27     Financial Data Schedule


        (b) Reports on Form 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 12, 1997                   SYBASE, INC.


                                    By /s/ JACK L. ACOSTA
                                       --------------------------------------
                                            Jack L. Acosta
                                       Senior Vice President, Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q



Exhibit Number               Description
--------------               -----------
     10.23             Employment Agreement between Sybase, Inc. and John Chen
                       dated as of July 11, 1997

     11.1              Computation of Earnings (Loss) Per Share

     27                Financial Data Schedule