Form 10-Q/A
period 1997-03-31
SYBASE INC
filed 1998-03-27
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                         Commission File number 0-19395


                                  SYBASE, INC.
                  (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                 94-2951005
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

                AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1997
     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

In January 1998, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and company policies. As a result of these irregularities, the Company has restated revenues and the results of operations in its interim financial statements for the three months ended March 31, 1997 (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

Net loss per share for the three months ended March 31, 1997 and 1996 have also been restated to reflect the application of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

                                  SYBASE, INC.
                                   FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 1997


                                      INDEX


                                                                                  Page
                                                                                  ----
Part I:     Financial Information (Unaudited and Restated - see Note 1)

    Item 1:     Financial Statements

    Condensed Consolidated Balance Sheets at March 31, 4 1997 and December 31,
    1996.                                                                           4

    Condensed Consolidated Statements of Operations for the                         5
    three months ended March 31, 1997
    and March 31, 1996.

    Condensed Consolidated Statements of Cash Flows                                 6
    for the three months ended March 31, 1997 and
    March 31, 1996.

    Notes to Condensed Consolidated Financial Statements                            8

    Item 2:  Management's Discussion and Analysis of                               10
    Financial Condition and Results of Operations.


Part II:    Other Information

    Item 6:  Exhibits and Reports on Form 8-K.                                     24


Signatures                                                                         25

PART I
ITEM 1:  FINANCIAL STATEMENTS

                                  SYBASE, INC.
 ------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              March 31,     December 31,
   (In thousands, except share data)                            1997            1996
                                                             ---------        ---------
                                                             (Restated)
Current assets:
   Cash and cash equivalents                                 $ 176,260        $ 156,796
   Short-term cash investments                                  17,798           17,726
                                                             ---------        ---------
            Total cash and short-term cash investments         194,058          174,522

   Accounts receivable, net                                    214,880          239,466
   Deferred income taxes                                        13,726           13,729
   Other current assets                                         24,603           17,551
                                                             ---------        ---------

             Total current assets                              447,267          445,268

Property, equipment and improvements, net                      181,649          191,328
Deferred income taxes                                           27,406           27,406
Capitalized software, net                                       34,721           19,974
Other assets                                                    67,365           67,915
                                                             ---------        ---------
            TOTAL ASSETS                                     $ 758,408        $ 751,891
                                                             =========        =========
Current liabilities:
   Accounts payable                                          $  21,549        $  21,563
   Accrued compensation and related expenses                    39,309           47,829
   Accrued income taxes                                         25,127           26,952
   Other accrued liabilities                                    80,151           89,386
   Deferred revenue                                            169,152          166,482
   Other current liabilities                                     9,667               --
                                                             ---------        ---------

             Total current liabilities                         344,955          352,212

Other liabilities                                                2,996            2,871

Stockholders' equity:
   Preferred stock, $0.001 par value, 8,000,000
     shares authorized; none issued or outstanding                  --               --
   Common stock, $0.001 par value, 200,000,000
     shares authorized; 78,445,297 shares issued
     and outstanding (1996-76,608,794)                              78               77
   Additional paid-in capital                                  382,030          359,161
   Retained earnings                                            39,921           46,081
   Accumulated translation adjustments                         (11,572)          (8,511)
                                                             ---------        ---------

             Total stockholders' equity                        410,457          396,808
                                                             ---------        ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 758,408        $ 751,891
                                                             =========        =========


See accompanying notes.

                                  SYBASE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended March 31,
                                              --------------------------
(In thousands, except per share data)            1997            1996
                                              ---------        ---------
                                              (Restated)
Revenues:
    License fees                              $ 127,392        $ 147,945
    Services                                    104,809           95,719
                                              ---------        ---------

              Total revenues                    232,201          243,664

Costs and expenses:
    Cost of license fees                          8,058            7,117
    Cost of services                             61,878           56,139
    Sales and marketing                         114,597          130,293
    Product development and engineering          35,300           43,091
    General and administrative                   17,363           18,726
                                              ---------        ---------

              Total costs and expenses          237,196          255,366
                                              ---------        ---------


Operating loss                                   (4,995)         (11,702)

Other income and expense, net                     1,006            2,494
                                              ---------        ---------

Loss before income taxes                         (3,989)          (9,208)

Provision (benefit) for income taxes              2,171           (2,302)
                                              ---------        ---------

Net loss                                      $  (6,160)       ($  6,906)
                                              =========        =========



Net loss per share - basic and diluted        ($   0.08)       ($   0.09)
                                              =========        =========


Shares used in calculation of per share
amounts                                          77,504           73,630
                                              =========        =========



See accompanying notes.

                                  SYBASE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                              Three Months Ended March 31,
                                                             --------------------------
                                                                1997            1996
                                                             ---------        ---------
                                                            (Restated)
Cash and cash equivalents, beginning of period               $ 156,796        $ 180,877

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 ($  6,160)       ($  6,906)

    Adjustments to reconcile net loss to
     net cash provided (used) by operating activities:
          Depreciation and amortization                         26,282           23,348
          Deferred income taxes                                      3            1,148
          Changes in assets and liabilities:
                 Accounts receivable                            25,388          (12,114)
                 Other current assets                           (6,973)          (2,213)
                 Accounts payable                                  (14)          (6,222)
                 Accrued compensation and related               (8,520)          (6,568)
                 expenses
                 Other accrued liabilities                     (10,168)          (8,181)
                 Deferred revenues                               1,941            8,780
                 Accrued income taxes                           (1,825)            (276)
                 Other                                             (63)             874
                                                             ---------        ---------

Net cash provided (used) by operating activities                19,891           (8,330)


CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchases of available-for-sale cash investments           (12,228)         (28,994)
    Maturities of available-for-sale cash investments            3,978           35,612
    Sales of available-for-sale cash investments                 8,200                0
    Business combinations, net of cash acquired                 (3,031)          (6,151)
    Purchases of property, equipment and improvements          (11,569)         (22,582)
    Capitalized software development costs                      (4,088)          (4,683)
    Decrease(increase) in other assets                           1,328             (796)
                                                             ---------        ---------

Net cash used for investing activities                         (17,410)         (27,594)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Increase in other current liabilities                        9,667               --
    Net proceeds from issuance of common stock                  10,870           23,950
                                                             ---------        ---------

(In thousands)                                              Three Months Ended March 31,
                                                             --------------------------
                                                                1997            1996
                                                             ---------        ---------
                                                            (Restated)

Net cash provided by financing activities                       20,537           23,950

Effect of exchange rate changes on cash                         (3,554)          (1,065)
                                                             ---------        ---------

Net increase (decrease) in cash and cash equivalents            19,464          (13,039)
                                                             ---------        ---------

Cash and cash equivalents, end of period                     $ 176,260        $ 167,838

Cash investments, end of period                                 17,798           36,226
                                                             ---------        ---------

Total cash, cash equivalents, and cash investments,
    end of period                                            $ 194,058        $ 204,064
                                                             =========        =========

 Supplemental disclosures:
    Interest                                                 $     140        $       0
    paid
                                                             =========        =========
    Income taxes paid                                        $   4,465        $   4,702
                                                             =========        =========


See accompanying notes.

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 with the Securities and Exchange Commission, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and Company policies. These irregularities were primarily the result of a lack of compliance with, or circumvention of, the Company's established procedures and controls, and were committed by a small group of individuals. Additionally, the Company became aware of certain undisclosed agreements with a number of resellers. As a result of these undisclosed agreements, which were entered into in 1997, significant concessions or allowances have, or could reduce revenue that was previously reported as earned. In addition, the Company has discovered a number of transactions that were not recorded in the Japanese subsidiary's financial statements. In January 1998 the Company performed certain procedures to determine the extent of the policy violations, undisclosed agreements and unrecorded transactions. The results of these procedures, as well as other relevant information now known or disclosed, has enabled the Company to conclude that certain transactions were improperly reported as revenue for all interim periods in the year ended December 31, 1997.

    As a result of the foregoing, consolidated revenues and the results of operations for the three months ended March 31, 1997 have been restated as follows:


                            Three Months Ended March 31, 1997
                                -------------------------
                                    (In thousands)

                              (As reported)     (Restated)
Net revenues
  License fees                  $ 135,173       $ 127,392
  Services                        106,729         104,809
      Total revenues              241,902         232,201
Operating income                    4,706          (4,995)
(loss)
Net income (loss)                   3,541          (6,160)
Net income (loss)               $    0.05          ($0.08)
per share


                                      March 31, 1997
                                -------------------------

Retained earnings               $  49,622       $  39,921
Other current liabilities               0           9,667


    Other current liabilities in the condensed consolidated balance sheet at March 31, 1997 represent amounts accrued related to actual and potential liabilities to Japanese financial institutions resulting from the irregularities discussed above.

2. The accompanying unaudited consolidated financial statements include the accounts of Sybase and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 1996 has been prepared from the audited financial statements of the Company.

    This report on Form 10-Q/A should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 and notes included therein. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

3. On February 21, 1997 the Company acquired Purchase Net Inc., a developer of application development software. The Company issued 750,000 shares of its common stock with a fair market value of approximately $12,000,000 for all of the outstanding shares of common stock of Purchase Net Inc. The total purchase cost was $12,763,000, including direct cost and expenses related to the acquisition, of this amount $12,693,000 was allocated to purchased software and included in capitalized software in the condensed consolidated balance sheet. The transaction was accounted for as a purchase. The results of operations of Purchase Net Inc., which have not been material in relation to those of the Company, have been included in the consolidated results of operations for periods subsequent to the acquisition date.

4. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options is excluded from the calculation of diluted loss per share as their inclusion would be antidilutive. Net loss per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In January 1998, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and Company policies. As a result of these irregularities, the Company restated its interim financial statements for the three months ended March 31, 1997. Accordingly, certain information included herein reflects changes as a result of restating the financial statements.

Revenues
(Dollars in millions)


                     Three Months   Three Months
                     Ended 3/31/97  Ended 3/31/96    Percent Change
                     -------------  -------------    --------------
                      (Restated)
License fees             $127.4        $147.9           -14%
  Percentage of              55%           61%
    total revenues

Services                  104.8          95.7            10%
  Percentage of              45%           39%
    total revenues

Total revenues           $232.2        $243.7            -5%


Total revenues for the first quarter of 1997 decreased $11.5 million, or 5 percent, to $232.2 million from the $243.7 million achieved in the first quarter of 1996. Of this decrease, $9.7 million is attributable to the restatement of revenues in the Company's Japanese subsidiary.

License fees decreased $20.6 million, or 14 percent, to $127.4 million in the first quarter of 1997, from $147.9 million recorded in the first quarter of last year. Of this decrease, $7.8 million is the result of the Japanese subsidiary's restatement of license revenues, as discussed above. The total decrease in Japanese license revenue from the first quarter of 1996 to the first quarter of 1997 after the restatement was $8.5 million. The remaining decrease is attributable to a $9.3 million and $4.8 million decline in North American and European license fees, respectively, offset by a modest increase of $2.2 million in the Intercontinental region, exclusive of Japanese revenue.

Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products.

Services revenues as a percentage of total revenues increased to 45 percent in the first quarter of 1997 from 39 percent in the same period of 1996. Services revenues grew $9.1 million, or 10 percent, to $104.8 million in the first quarter of 1997, up from $95.7 million recorded in the year earlier period. The increase in services revenues was the result of increases of $6.7 million, $0.9 million, and $2.0 million in North America, Europe and the Intercontinental region (exclusive of Japanese revenue amounts), respectively. Service revenue in the Japanese subsidiary was reduced by $1.9 million in the first quarter of 1997 as a result of the restatement discussed above. After this restatement, services revenues for the Japanese subsidiary decreased by $0.5 million from the first quarter of 1996 to the comparable period in 1997.

The overall increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services.

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

Geographical Revenues
(Dollars in millions)

                            Three Months    Three Months
                            Ended 3/31/97   Ended 3/31/96   Percent Change
                            -------------   -------------   --------------
                             (Restated)
North American               $  149.5         $  150.8         -1%
       Percentage of
         total revenues            64%              62%


International:
  European                   $   55.3         $   59.3         -7%
      Percentage of
        total revenues             24%              24%

  Intercontinental           $   27.4         $   33.6         -18%
      Percentage of
        total revenues             12%              14%

  Total international        $   82.7         $   92.9         -11%
     Percentage of
       total revenues              36%              38%

Total revenues               $  232.2         $  243.7         -5%


North American revenues (United States, Canada and Mexico) declined 1 percent in the first quarter of 1997 to $149.5 million from $150.8 million in the first quarter of 1996. International revenues decreased 11 percent in the first quarter of 1997 to $82.7 million from $92.9 million in the year earlier period, with European revenues decreasing 7 percent and Intercontinental revenues (principally Asia, Australia, and Latin America) decreasing 18 percent. The Company attributes reduced North American, European and Intercontinental revenues to the overall decline in license revenues.

International revenues comprised 36 and 38 percent of total revenues in each of the first quarters of 1997 and 1996, respectively. The decrease in Intercontinental revenue growth rate in the first quarter compared to the North American and European growth rates reflects, in part, the effects of the restatement of certain Japanese license and service revenue transactions, discussed above.

The Company takes into account changes in exchange rates over time in its pricing and strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "Future Operating Results."

Costs and Expenses
(Dollars in millions)

                                Three            Three
                                Months           Months
                                Ended            Ended           Percent
                               3/31/97          3/31/96           Change
                                -----            -----            ------
                              (Restated)
Cost of license fees           $    8.1         $    7.1           13%
  Percentage of                     6%               5%
    license fees

Cost of services               $   61.9         $   56.1           10%
  Percentage of                    59%              59%
    services revenues

Sales and  marketing           $  114.6         $  130.3         -12%
  Percentage of                    49%              53%
    total revenues

Product development
    and engineering            $   35.3         $   43.1         -18%
  Percentage of                    15%              18%
    total revenues

General  and                   $   17.4         $   18.7         -7%
administrative
  Percentage of                     7%               8%
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

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), remained unchanged as a percentage of services revenues representing 59 percent in the first quarters of 1997 and 1996. The increase in absolute dollars in the first quarter compared to the same period in 1996 reflects the expansion of the customer support and the professional services organizations, made in order to better support the growth in customer sites, to enable the migration of the Company's customer base to the latest versions of Sybase(R) database products, and to better enable customers to develop and deploy the Company's existing and new software products.

Sales and marketing. Sales and marketing expenses decreased as a percentage of total revenues to 49 percent in the first quarter of 1997 compared to 53 percent in the first quarter of 1996. Total expenses decreased to $114.6 million in the first quarter of 1997 from $130.3 million in the first quarter of 1996. The decrease in total expenses and expenses as a percentage of revenues are due to expense reduction efforts that commenced with a third quarter 1996 restructuring which reduced levels of reoccurring expenses, combined with less than expected license revenues which impacted the first quarter of 1996.

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

Operating Loss
(Dollars in millions)

                             Three           Three
                             Months          Months
                             Ended           Ended          Percent
                            3/31/97         3/31/96         Change
                             -----           -----          ------
                           (Restated)
Operating loss              ($ 5.0)         ($ 11.7)         -57%
   Percentage of
    total revenues               2%               5%


The impact on operating loss resulting from the restatement associated with actions by the Company's Japanese subsidiary was $9.7 million. The resultant operating loss (on a restated basis) for the first quarter of 1997 was $5.0 million compared to an operating loss of $11.7 million in the same period of 1996, and was the result of the operating factors described above.


Other Income and Expense, Net
(Dollars in millions)

                                        Three          Three
                                        Months         Months
                                        Ended          Ended
                                       3/31/97        3/31/96
                                       -------        -------
Other income and expense, net          $  1.0         $  2.5
  Percentage of total revenues              0%             1%


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

Provision (Benefit) for Income Taxes
(Dollars in millions)

                               Three         Three
                               Months        Months
                               Ended         Ended            Percent
                              3/31/97       3/31/96           Change
                               -----         -----            ------
Provision (benefit)
 for income taxes              $2.2          ($2.3)              *

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


Net Loss and Net Loss Per Share
(In millions, except per share amounts)

                                         Three              Three
                                         Months             Months         Percent
                                         Ended              Ended          Change
                                        3/31/97            3/31/96
                                         -----              -----          ------
                                       (Restated)
Net loss                                ($   6.2)         ($   6.9)         -11%
  Percentage of total revenues                 3%                3%

Net loss per share -
    basic and diluted                   ($   0.08)        ($   0.09)        -11%

Shares used in calculation
    of per share amounts                    77.5              73.6


As a result of the restatement of the Company's financial statements for the first quarter of 1997 the Company realized a net loss of $6.2 million, or $0.08 per share, in the first quarter of 1997 compared to a net loss of $6.9 million, or $0.09 per share, in the first quarter of 1996. Shares used in the calculation of per share amounts increased 5 percent from the first quarter of 1996 to the first quarter of 1997 as a result of shares issued under employee stock option and stock purchase plans and in connection with business combinations.

Financial Condition
(Dollars in millions)

                                      Three          Three
                                      Months         Months
                                      Ended          Ended        Percent
                                     3/31/97        3/31/96       Change
                                     --------       -------       -------
                                    (Restated)
Working capital                      $  102.3        $  144.7         -29%

Cash, cash equivalents and
      cash investments               $  194.1        $  204.1          -5%

Net cash provided (used) by
      operating activities           $   19.9           ($8.3)          *

Net cash used for investing
      activities                     $   17.4        $   27.6         -37%

Net cash provided by
      financing activities           $   20.5        $   24.0         -14%


* not meaningful

Net cash provided by operating activities was $19.9 million in the first quarter of 1997 compared to $8.3 million used in the first quarter of 1996. Net cash provided by operating activities during the first quarter of 1997 reflects a net loss of $6.2 million compared to a net loss of $6.9 million in the first quarter of 1996. Additionally, net cash provided by operating activities was impacted by a decrease in accounts receivable of $25.4 million in the first quarter of 1997 compared to an increase of $12.1 million in the first quarter of 1996.

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

Net cash provided by financing activities for the first quarter of 1997 was $20.5 million compared to $24.0 million in the first quarter of 1996. Financing activities in both periods consisted of the issuance of common stock upon the exercise of employee stock options and the sale of shares through employee stock purchase plans, as well as an increase in other current liabilities of $9.7 million due to the restatement discussed above.

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

Cash, cash equivalents, and cash investments totaled $194.1 million at March 31, 1997 compared to $204.1 million at March 31, 1996.

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

The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fee decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. For example, revenues and earnings in the first quarter of 1997 were lower than in the fourth quarter of 1996 (although revenues for the first quarter of 1997 were lower than expected due to the accounting irregularities in the Company's Japanese subsidiary). The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first and second quarters of 1996. Failure to achieve revenue, earnings, and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company's rate of year-over-year growth slowed significantly in each of the past seven quarters compared to the year earlier periods. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

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

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company has recently acquired operations in Chile and Argentina. In addition there have been several management and organizational changes within the international operations. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. From the first quarter of 1997 the Company was required to restate revenues due to accounting irregularities in the Company's Japanese subsidiary.

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

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. In particular, there have been several changes in 1996 and 1997 to the Company's executive management team. For example, David Litwack, Executive Vice President Products, left the Company in May 1997. Changes in management, the Company's recent financial performance, and a reduction in the overall number of Sybase employees made in the third quarter of 1996 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales, and other aspects of the Company's operations and results. During 1996 and 1997, the software industry generally, and Sybase specifically, experienced higher than historical rates of employee turnover.

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

As previously announced, the Company's restatement of its interim financial statements for 1997 reflects significant reductions in reported earned income and resulted in net losses for each of the previously reported quarters. In addition, the restatement negatively impacted working capital throughout 1997. The Company's public announcement of the pending restatement of its interim financial statements and the related uncertainty regarding the Company's financial condition may adversely affect the Company's ability to market its products. The Company is unable to estimate the amount of any additional financial exposure from possible claims that might be asserted as a result of the restatement of its interim financial statements for 1997. These factors may have a material adverse effect on the Company's business, including its financial condition and results of operations.

PART II:    OTHER INFORMATION

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        3.2(1) Bylaws, as amended

        11.1   Supplemental Computations of Net Loss Per Share

        27     Financial Data Schedule


(1) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" on Form 10-Q for the quarter ended March 31, 1997.


        (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 24, 1998             SYBASE, INC.


                           By /s/   JACK L. ACOSTA
                             -------------------------------
                           Jack L. Acosta
                               Senior Vice President, Finance
                               and Chief Financial Officer
                               (Principal Financial Officer)



                           By /s/ PIETER VAN DER VORST
                              -------------------------------
                           Pieter Van der Vorst
                              Vice President, and
                              Corporate Controller
                              (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A



Exhibit Number               Description
--------------               -----------
3.2(1)                       Bylaws, as amended

11.1                         Supplemental Computations of Net Loss Per Share

27                           Financial Data Schedule


(1) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" on Form 10-Q for the quarter ended March 31, 1997.