Form 10-Q/A
period 1997-06-30
SYBASE INC
filed 1998-03-27
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                   6475 Christie Avenue, Emeryville, CA 94608
                   ------------------------------------------
                    (Address of Principal Executive Offices)

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

                AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 1997
     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

In January 1998, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and Company policies. As a result of these irregularities, the Company has restated revenues and the results of operations in its interim financial statements for the three and six months ended June 30, 1997 (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

Net loss per share for the three and six months ended June 30, 1997 and 1996 have also been restated to reflect the application of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

                                  SYBASE, INC.
                                   FORM 10-Q/A
                           QUARTER ENDED JUNE 30, 1997


                                      INDEX



                                                                                   Page

Part I:  Financial Information  (Unaudited and Restated - see Note 1)

    Item 1: Financial Statements

    Condensed Consolidated Balance Sheets at June 30, 1997                          4
    and December 31, 1996.

    Condensed Consolidated Statements of Operations for the                         5
    three months and six months ended June 30, 1997 and
    June 30, 1996.

    Condensed Consolidated Statements of Cash Flows                                 6
    for the six months ended June 30, 1997 and
    June 30, 1996.

    Notes to Condensed Consolidated Financial Statements.                           7

    Item 2: Management's Discussion and Analysis of                                 9
    Financial Condition and Results of Operations.

Part II: Other Information

    Item 4: Submission of Matters to a Vote of                                     22
    Security Holders.

    Item 6: Exhibits and Reports on Form 8-K.                                      22


Signatures                                                                         23

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                                  SYBASE, INC.

                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                            June 30,        December 31,
     (In thousands, except share data)                        1997             1996
                                                            ---------        ---------
                                                           (Restated)
Current assets:
     Cash and cash equivalents                              $ 183,671        $ 156,796
     Short-term cash investments                               15,011           17,726
                                                            ---------        ---------
          Total cash and short-term cash investments          198,682          174,522

     Accounts receivable, net                                 211,851          239,466
     Deferred income taxes                                     13,727           13,729
     Other current assets                                      23,221           17,551
                                                            ---------        ---------

                    Total current assets                      447,481          445,268


Property, equipment and improvements, net                     172,544          191,328
Deferred income taxes                                          27,406           27,406
Capitalized software, net                                      38,136           19,974
Other assets                                                   65,350           67,915
                                                            ---------        ---------

                       TOTAL ASSETS                         $ 750,917        $ 751,891
                                                            =========        =========


Current liabilities:
     Accounts payable                                       $  16,049        $  21,563
     Accrued compensation and related expenses                 41,417           47,829
     Accrued income taxes                                      26,297           26,952
     Other accrued liabilities                                 78,812           89,386
     Deferred revenue                                         162,705          166,482
     Other current liabilities                                 31,704             --
                                                            ---------        ---------

                    Total current liabilities                 356,984          352,212


Other liabilities                                               3,350            2,871

Stockholders' equity:
     Preferred stock, $0.001 par value, 8,000,000
        shares authorized; none issued or outstanding              --               --
     Common stock, $0.001 par value, 200,000,000
        shares authorized; 78,774,902 shares issued
        and outstanding (1996-72,608,794 shares)                   79               77
     Additional paid-in capital                               383,051          359,161
     Retained earnings                                         22,129           46,081
     Accumulated translation adjustments                      (14,676)          (8,511)
                                                            ---------        ---------

                Total stockholders' equity                    390,583          396,808
                                                            ---------        ---------

                       TOTAL LIABILITIES
                       AND STOCKHOLDERS' EQUITY             $ 750,917        $ 751,891
                                                            =========        =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                              Three Months Ended        Six Months Ended
                                                    June 30,                June 30,
                                             ---------------------   ---------------------
(In thousands, except per share data)          1997        1996        1997        1996
                                             ---------   ---------   ---------   ---------
                                            (Restated)               (Restated)
Revenues:
    License fees                             $ 110,591   $ 150,454   $ 237,983   $ 298,399
    Services                                   104,890      99,433     209,699     195,152
                                             ---------   ---------   ---------   ---------

         Total revenues                        215,481     249,887     447,682     493,551

Costs and expenses:
    Cost of license fees                         6,148       7,585      14,206      14,702
    Cost of services                            61,673      62,846     123,551     118,985
    Sales and marketing                        116,674     137,197     231,271     267,490
    Product development and engineering         33,707      46,085      69,007      89,176
    General and administrative                  14,443      19,735      31,806      38,461
                                             ---------   ---------   ---------   ---------

         Total costs and expenses              232,645     273,448     469,841     528,814
                                             ---------   ---------   ---------   ---------


Operating loss                                 (17,164)    (23,561)    (22,159)    (35,263)

Other income and expense, net                    1,729       2,197       2,735       4,691
                                             ---------   ---------   ---------   ---------

Loss before income taxes                       (15,435)    (21,364)    (19,424)    (30,572)

Provision for income taxes                       2,357       3,200       4,528         898
                                             ---------   ---------   ---------   ---------

Net loss                                     $ (17,792)  $ (24,564)  $ (23,952)  $ (31,470)
                                             =========   =========   =========   =========

Net loss per share - basic and diluted       $   (0.23)  $   (0.33)  $   (0.31)  $   (0.42)
                                             =========   =========   =========   =========

Shares used in calculation of per
  share amounts                                 78,659      74,927      78,030      74,243
                                             =========   =========   =========   =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



     (In thousands)                                                                    Six Months Ended June 30,
                                                                                      --------------------------
                                                                                        1997             1996
                                                                                      ---------        ---------
                                                                                     (Restated)
Cash and cash equivalents, beginning of period                                        $ 156,796        $ 180,877

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (23,952)       $ (31,470)

     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
           Depreciation and amortization                                                 52,984           47,493
           Changes in assets and liabilities:
               Accounts receivable                                                       27,015          (21,286)
               Other current assets                                                      (5,574)            (169)
               Accounts payable                                                          (5,514)          (5,865)
               Accrued compensation and related expenses                                 (6,412)           3,532
               Other accrued liabilities                                                (11,248)         (10,015)
               Deferred revenues                                                         (4,739)          15,137
               Accrued income taxes                                                        (655)           1,305
               Other                                                                      1,108            1,057
                                                                                      ---------        ---------

Net cash provided (used) by operating activities                                         23,013             (281)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Purchases of available-for-sale cash investments                                   (16,517)         (48,280)
     Maturities of available-for-sale cash investments                                   11,054           52,725
     Sales of available-for-sale cash investments                                         8,200            2,495
     Business combinations, net of cash acquired                                         (3,097)            (873)
     Purchases of property, equipment and improvements                                  (23,125)         (45,023)
     Capitalized software development costs                                              (9,674)          (8,100)
     Increase in other assets                                                              (151)          (3,654)
                                                                                      ---------        ---------
Net cash used for investing activities                                                  (33,310)         (50,710)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Increase in other current liabilities                                               31,704             --
     Net proceeds from issuance of common stock                                          11,892           21,861
                                                                                      ---------        ---------
Net cash provided by financing activities                                                43,596           21,861

Effect of exchange rate changes on cash                                                  (6,424)          (2,363)
                                                                                      ---------        ---------
Net increase (decrease) in cash and cash equivalents                                     26,875          (31,493)
                                                                                      ---------        ---------
Cash and cash equivalents, end of period                                                183,671          149,384

Cash investments, end of period                                                          15,011           35,904
                                                                                      ---------        ---------

Total cash, cash equivalents, and cash investments, end of period                     $ 198,682        $ 185,288
                                                                                      =========        =========
Supplemental disclosures:
     Interest paid                                                                    $     419        $       0
                                                                                      =========        =========
     Income taxes paid                                                                $   5,554        $   6,439
                                                                                      =========        =========




See accompanying notes.

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 with the Securities and Exchange Commission, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and Company policies. These irregularities were primarily the result of a lack of compliance with, or circumvention of, the Company's established procedures and controls, and were committed by a small group of individuals. Additionally, the Company became aware of certain undisclosed agreements with a number of resellers. As a result of these undisclosed agreements, which were entered into in 1997, significant concessions or allowances have, or could reduce revenue that was previously reported as earned. In addition, the Company has discovered a number of transactions that were not recorded in the Japanese subsidiary's financial statements. In January 1998 the Company performed certain procedures to determine the extent of the policy violations, undisclosed agreements and unrecorded transactions. The results of these procedures, as well as other relevant information now known or disclosed, has enabled the Company to conclude that certain transactions were improperly reported as revenue for all interim periods in the year ended December 31, 1997.

        As a result of the foregoing, consolidated revenues and the results of operations for the three and six months ended June 30, 1997 have been restated as follows:


--------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended June 30, 1997              Six Months Ended June 30, 1997
                                      (As reported)           (Restated)           (As reported)           (Restated)
Net revenues
  License fees                          $ 128,870             $ 110,591              $ 264,043             $ 237,983
  Services                                108,768               104,890                215,497               209,699
     Total revenues                       237,638               215,481                479,540               447,682
Operating income (loss)                     4,993               (17,164)                 9,699               (22,159)
Net income (loss)                           4,376               (17,792)                 7,917               (23,952)
Net income (loss) per share             $    0.06             $   (0.23)             $    0.10             $   (0.31)

                                                                                              June 30, 1997

Retained earnings                                                                    $  53,998             $  22,129
Other current liabilities                                                                    0                31,704
--------------------------------------------------------------------------------------------------------------------

        Other current liabilities in the condensed consolidated balance sheet at June 30, 1997 represent amounts accrued related to actual and potential liabilities to Japanese financial institutions resulting from the irregularities discussed above.


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

        This report on Form 10-Q/A should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and notes included therein. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In January 1998, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and Company policies. As a result of these irregularities, the Company has restated its interim financial statements for the three and six months ended June 30, 1997. Accordingly, certain information included herein reflects changes as a result of restating the financial statements.

------------------------
RESULTS OF OPERATIONS
------------------------

REVENUES
(Dollars in millions)

                                    Three          Three                   Six          Six
                                    Months         Months                 Months       Months
                                    Ended          Ended     Percent       Ended        Ended     Percent
                                   6/30/97        6/30/96     Change      6/30/97      6/30/96     Change
                                   -------        -------     ------      -------      -------     ------
                                  (Restated)                            (Restated)
            License fees           $  110.6      $  150.5      -26%      $  238.0      $  298.4     -20%
               Percentage of             51%           60%                     53%           60%
                 total revenues

            Services               $  104.9      $   99.4        5%      $  209.7      $  195.2       7%
               Percentage of             49%           40%                     47%           40%
                 total revenues

            Total revenues         $  215.5      $  249.9      -14%      $  447.7      $  493.6      -9%
---------------------------------------------------------------------------------------------------------


Total revenues for the three months ended June 30, 1997 decreased 14 percent to $215.5 million from the $249.9 million achieved in the same period in1996. For the six months ended June 30, 1997 total revenues decreased 9% to $447.7 million from $493.6 million recorded for the same period in 1996. Of this decrease $22.2 million and $31.9 million is attributable to the restatement of revenues in the Company's Japanese subsidiary, for the three and six months ended June 30, 1997, respectively.

License fees were $110.6 million and $238.0 million for the three and six months ended June 30, 1997, respectively, and were $150.5 million and $298.4 million, respectively, for the same periods in 1996. This represents a 26 percent and 20 percent decrease for the three and six month periods, respectivley, compared year over year. Of this decrease in license revenue $18.3 million and $26.1 million for the three and six month periods ended June 30, 1997, respectively, can be attributed to the restatement discussed above. The remaining decrease is attributable several factors including a decline in North American license revenue of $17.7 million and $27.1 million for the three and six month periods ended June 30, 1997, respectively, and a more modest decline in European license revenue of $3.8 million and $8.6 million for the three and six month periods ended June 30, 1997, respectively. The decline in overall license revenue is offset somewhat by an increase in Intercontinental region's license revenue (exclusive of Japanese revenue) of $1.9 million and $4.0 million for the three and six months ended June 30, 1997, respectively. The Company believes the decrease in license revenues is due to lower productivity and the lack of new products coming to market in the first six months of 1997 and was most pronounced in the Company's Enterprise and Tools Business Groups.

Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products.

Services revenues as a percentage of total revenues increased to 49 percent and 47 percent for the three and six months ended June 30, 1997, respectively, as compared to 40 percent of total revenue for both comparable periods in 1996. Services revenues grew 5 percent to $104.9 million for the three months ended June 30, 1997, up from $99.4 million recorded in the year earlier period. Services revenues increased 7 percent to $209.7 million for the six months ended June 30, 1997 from $195.2 million in the same period of 1996. For the three and six months ended June 30, 1997 services revenues increased $4.5 million and $11.2 million, respectively, in North America, $2.2 million and $3.1 million, respectively, in Europe, as well as $1.5 million and $3.5 million, respectively, in the Intercontinental region (exclusive of Japanese revenue). Service revenues in the Japanese subsidiary was reduced by $3.9 million and $5.8 million in the three and six months ended June 30, 1997, respectively, as a result of the restatement discussed above. After this restatement, services revenues for the Japanese subsidiary decreased by $2.7 million and $3.3 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services.

Services revenues in any given period are significantly affected by the amount of license fee revenues generated in the same and immediately preceding periods. The quarterly rate of service revenue growth from the first quarter of 1997 to the second quarter of 1997 compared to the same period of 1996 declined due to the decrease in license revenues for the first half in 1997 and the restatement of revenues discussed above. The Company expects services revenues to continue to increase modestly each quarter in absolute dollars in 1997, due partially to a larger installed base of customers. However, as this is a forward-looking statement, future actual results may differ materially. See "Future Operating Results."

The impact of price changes on revenues during the three and six months ended June 30, 1997 was not significant.

--------------------------
GEOGRAPHICAL REVENUES
--------------------------
(Dollars in millions)


                                                Three        Three                     Six          Six
                                                Months       Months                   Months       Months
                                                Ended        Ended       Percent       Ended        Ended      Percent
                                               6/30/97      6/30/96      Change       6/30/97      6/30/96     Change
                                               -------      -------      ------       -------      -------     ------
                                             (Restated)                             (Restated)
                 North American               $  137.2      $  151.4       -9%        $  286.8     $  302.2      -5%
                   Percentage of                   64%           61%                       64%          61%
                     total revenues

                 International
                   European                   $   55.5      $   57.0       -3%        $  110.8     $  116.3      -5%
                     Percentage of                 26%           23%                       25%          24%
                       total

                   Intercontinental           $   22.8      $   41.5      -45%        $   50.1     $   75.1     -33%
                     Percentage of                 10%           17%                       11%          15%
                       total

                 Total international          $   78.3      $   98.5      -21%        $  160.9     $  191.4     -16%
                     Percentage of                 36%           39%                       36%          39%
                       total

                Total revenues                $  215.5      $  249.9      -14%        $  447.7     $  493.6      -9%
-----------------------------------------------------------------------------------------------------------------------


North American revenues (United States, Canada and Mexico) decreased 9 percent during the three months ended June 30, 1997 to $137.2 million from $151.4 million for the same period in 1996. North American revenues were down 5 percent for the six months ended June 30, 1997 to $286.8 million from $302.2 million in the same period in 1996. International revenues decreased 21 percent and 16 percent for the three and six months ended June 30, 1997, respectively, to $78.3 million and $160.9 million, respectively, from $98.5 million and $191.4 million, respectively, in the year earlier periods. European revenues declined 3 percent and 5 percent for the three and six months ended June 30, 1997, respectively, and Intercontinental revenues (principally Asia, Australia, and Latin America) decreased 45 percent and 33 percent, respectively. The decline in Intercontinental revenue is the result of the restatement discussed above. The Company believes the remaining decline in license revenue is due to lower productivity, and the lack of new product coming to market in the first half of 1997.

International revenues comprised 36 percent of total revenues in both the three months and six months ended June 30, 1997, whereas international revenues represented 39 percent of total revenues in both comparable periods in 1996. The reason for the decline in the international component of total revenue is attributable to the restatement discussed above.

The Company takes into account changes in exchange rates over time in its pricing and strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "Future Operating Results."

---------------------------------
COSTS AND EXPENSES
---------------------------------
(Dollars in millions)


                               Three       Three                      Six          Six
                               Months      Months                    Months       Months
                               Ended        Ended       Percent      Ended        Ended      Percent
                              6/30/97      6/30/96      Change      6/30/97      6/30/96     Change
                              -------      -------      ------      -------      -------     ------
                             (Restated)                           (Restated)
Cost of license fees         $   6.1      $   7.6         -20%      $  14.2      $  14.7       -3%
  Percentage of                   6%           5%                        6%           5%
    license fees

Cost of services             $  61.7      $  62.8          -2%      $ 123.6      $ 119.0        4%
  Percentage of                  59%          63%                       59%          61%
    services revenues

Sales and marketing          $ 116.7      $ 137.2         -15%      $ 231.3      $ 267.5      -14%
  Percentage of                  54%          55%                       52%          54%
    total revenues

Product development
  and engineering            $  33.7      $  46.1         -27%      $  69.0      $  89.2      -23%
    Percentage of                16%          18%                       15%          18%
      total revenues

General and
  administrative             $  14.4      $  19.7         -27%      $  31.8      $  38.5      -17%
    Percentage of                 7%           8%                        7%           8%
      total revenues
----------------------------------------------------------------------------------------------------


Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation), third-party royalty costs, and amortization of both capitalized software development costs and cost of acquired technologies, decreased 20 percent in the second quarter of 1997 as compared to the second quarter of 1996, and represented 6 percent and 5 percent of license fees in each of the second quarters of 1997 and 1996, respectively. Cost of license fees decreased 3 percent to $14.2 million in the first six months of 1997 compared to $14.7 million in same period of 1996, and represented 6 percent and 5 percent of license fees in each of the first six months of 1997 and 1996, respectively. This decrease in cost of license fees is due, in part, to a decrease in license fees and an increase in productivity in order fulfillment, both in the second quarter and first half of 1997, as compared to the same periods in 1996. Amortization of capitalized software costs included in cost of license fees was $2.2 million in the second quarter of 1997, compared to $2.0 in the second quarter of last year, and $4.2 million in the first half of 1997, compared to $3.8 million for the same period in 1996.

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), decreased as a percentage of services revenues to 59 percent in the second quarter of 1997 from 63 percent in the second quarter of 1996, and to 59 percent from 61 percent for the first six months of 1997 compared to the same period in 1996. The decrease in cost of services as a percentage of services revenues for both periods is primarily due to an aggressive program of cost containment implemented in the third quarter of 1996 to control expenses and the Company's continuing emphasis on improving productivity in its services organization.

Sales and marketing. Sales and marketing expenses decreased as a percentage of total revenues to 54 percent in the second quarter of 1997, from 55 percent in the second quarter of 1996, and also decreased in absolute dollars. Sales and marketing expenses decreased as a percentage of total revenues to 52 percent in the first half of 1997, from 54 percent in the first half of 1996 and also decreased in absolute dollars. The decrease in sales and marketing expenses for both periods as a percentage of total revenues is primarily the result of the Company's aggressive cost containment program implemented in the third quarter of 1996 combined with lower sales commissions paid on the lower than expected license revenues realized in the second quarter and first half of 1997.

Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) declined as a percent of revenues to 16 percent and 15 percent in the first quarter and for the first six months of 1997, respectively, compared to 18 percent in the same periods in 1996. The decrease in product development and engineering expenses as a percent of total revenues in the second quarter of 1997 is the result of the Company's third quarter 1996 restructuring costs which reduced levels of recurring expenses, combined with improved productivity in product development and engineering. In absolute dollars, product development and engineering expenses in the second quarter of 1997 decreased 27 percent compared to the second quarter of 1996. Much of the reduction in expenses between 1997 and 1996 resulted from discontinuation of certain product lines in 1996. These product lines included interactive television, wireless messaging and multimedia authoring tools. Expenditures in the first half of 1997 were made to further develop the System 11(TM) suite of products, including enhancements to Adaptive Server(TM) 11.5 Enterprise, SQL Anywhere(TM), and Replication Server(R) products and certain other existing database products; the Company's interoperability products, including EnterpriseConnect(TM) and Powersoft(R) Jaguar CTS products; and application development tools, including PowerBuilder(R), Powersoft PowerJ(TM), PowerDesigner(TM) and Power++(TM). The Company capitalized approximately $5.6 million and $9.7 million of software development costs in the second quarter and first half of 1997, respectively, compared to $3.4 million and $8.1 million for the same periods in 1996. The capitalization of software development costs represents 14% and 12% of gross product development and engineering expenditures for the second quarter and first half of 1997, respectively. By comparison, capitalization of software development costs for the same periods in 1996 represented 7% and 8% of such expenditures, respectively. This capitalization of product development costs in the first half of 1997 reflects major development programs such as Powersoft PowerJ, Powersoft Jaguar CTS, Adaptive Server 11.5 Enterprise and several EnterpriseConnect interoperability products, all of which achieved technological feasibility for purposes of capitalization. In the first quarter of 1997, the Company also recorded capitalized software costs of $12.7 million in connection with the Purchase Net acquisition. (See Note 3 of Notes to Condensed Consolidated Financial Statements.) The Company believes that product development and engineering expenditures are essential to technology and product leadership.

General and administrative. General and administrative expenses decreased to 7 percent of total revenues in the second quarter of 1997 compared to 8 percent in the same period of 1996 and to 7 percent from 8 percent for the first six months of 1997 compared to the same period in 1996. The absolute dollar amount of expenses decreased to $14.4 million in the second quarter of 1997 from $19.7 million in the first quarter of 1996. The decrease in general and administrative expenses, in absolute dollars, resulted partially from the Company's third quarter 1996 restructuring costs which reduced levels of recurring expenses and the Company's continuing emphasis on improving productivity. The Company plans to continue tightly managing general and administrative expenses and limit infrastructure growth in the near term.

------------------------
OPERATING LOSS
------------------------
(Dollars in millions)



                                     Three        Three                    Six          Six
                                     Months       Months                  Months       Months
                                     Ended        Ended     Percent       Ended        Ended     Percent
                                    6/30/97      6/30/96     Change      6/30/97      6/30/96     Change
                                    -------      -------     ------      -------      -------     ------
                                  (Restated)                           (Restated)
            Operating loss         $ (17.2)      $ (23.6)      -27%     $ (22.2)      $ (35.3)     -37%
             Percentage of              8%            9%                      5%            7%
              total revenues
---------------------------------------------------------------------------------------------------------

The impact on operating loss resulting from the restatement associated with actions by the Company's Japanese subsidiary was $22.2 million and $31.9 million for the three and six months ended June 30, 1997, respectively. The resultant operating losses (on a restated basis) for the first three and six months ended June 30, 1997 were $17.2 million and $22.2 million, respectively, compared to operating losses of $23.6 million and $35.3 million for the same periods in 1996, and were the results of the operating factors described above.


---------------------
OTHER INCOME AND
EXPENSE, NET
---------------------
(Dollars in millions)

                                            Three       Three                  Six        Six
                                            Months      Months               Months      Months
                                             Ended       Ended    Percent     Ended       Ended    Percent
                                            6/30/97     6/30/96    Change    6/30/97     6/30/96    Change
                                            ------      ------       --      ------      ------      --
            Other income/expense, net       $  1.7      $  2.2      -21%     $ 2.7       $ 4.7      -42%
               Percentage of                    1%          1%                  1%          1%
                 total revenues
----------------------------------------------------------------------------------------------------------

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

----------------------------
PROVISION FOR INCOME TAXES
----------------------------
(Dollars in millions)

                                   Three     Three                 Six          Six
                                   Months    Months               Months       Months
                                   Ended     Ended    Percent     Ended        Ended    Percent
                                  6/30/97   6/30/96    Change     6/30/97     6/30/96   Change
                                  -------   -------    ------     -------     -------   ------
            Provision for
               income taxes       $  2.4     $  3.2     -26%       $  4.5     $  0.9     404%
-----------------------------------------------------------------------------------------------

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


-------------------------
NET LOSS AND NET LOSS
PER SHARE
-------------------------
(in Millions, except
per share amounts)

                                               Three         Three                     Six          Six
                                               Months        Months                   Months       Months
                                               Ended         Ended       Percent      Ended         Ended     Percent
                                              6/30/97       6/30/96       Change     6/30/97       6/30/96     Change
                                              -------       -------       ------     -------       -------     ------
                                            (Restated)                             (Restated)
            Net loss                         $ (17.8)       $ (24.6)        -28%     $ (24.0)      $(31.5)      -24%
              Percentage of                       8%            10%                       5%           6%
                total revenues

            Net loss per share --
                basic and diluted            $ (0.23)      $  (0.33)        -30%     $ (0.31)      $(0.42)      -26%

            Shares used in calculation
            of per share amounts                 78.7          74.9           5%        78.0         74.2         5%

----------

As a result of the restatement of the Company's financial statements for the three and six months ended June 30, 1997 the Company realized a net loss of $17.8 million, or $0.23 per share, for the three months ended June 30, 1997, compared to a net loss of $24.6 million, or $0.33 per share, for the same period in 1996. For the six months ended June 30, 1997 the Company realized a net loss of $24.0 million, or $0.31 per share, compared to a net loss of $31.5 million, or $0.42 per share, for the same period in 1996. Shares used in the calculation of per share amounts increased 5 percent for both the three and six months ended June 30, 1997 from the same periods in 1996 as a result of shares issued under employee stock option and stock purchase plans and in connection with business combinations.

-------------------
FINANCIAL
CONDITION
-------------------
(Dollars in millions)

                                            Six Months  Six Months
                                               Ended       Ended         Percent
                                              6/30/97     6/30/96         Change
                                              -------     -------         ------
                                            (Restated)
            Working capital                  $   90.5     $  120.0         -25%

            Cash, cash equivalents and       $  198.7     $  185.3           7%
              cash investments

            Net cash provided (used)         $   23.0     $   (0.3)         *
              by operating activities

            Net cash used by
              investing activities           $   33.3     $   50.7         -34%

            Net cash provided by
              financing activities           $   43.6     $   21.9          99%


------------------
* Not meaningful

Net cash provided by operating activities was $23.0 million in the six months ended June 30, 1997 compared to net cash used by operating activities of $0.3 million in the same period of 1996. Net cash provided by operating activities during the first half of 1997 reflects a net loss of $24.0 million versus a loss of $31.5 million in the year ago period. Additionally, increased net cash from operating activities reflects a decrease of accounts receivable of $27.0 million in the first half of 1997 compared to an accounts receivable increase of $21.3 million in the same period of 1996. Accounts payable and other accrued liabilities decreased during the first half of 1997, resulting in a total cash decline of $16.8 million over this period, compared to an decrease totaling $15.9 million over the same period in 1996. Cash flows from operating activities also decreased as a result of a decrease in the deferred revenue balance of $4.7 million in the first six months of 1997 compared to an increase of $15.1 million in the same period of 1996. In the first half of 1997, a reduction in accrued income taxes totaled $0.7 million compared to a increase in accrued income taxes of $1.3 million in the same period of 1996.

Net cash used for investing activities decreased to $33.3 million for the six months ended June 30, 1997 compared to $50.7 million for the same period of 1996. Investing activities included capital expenditures of $23.1 million in the first half of 1997 compared to $45.0 million in the first half of 1996, which reflects a decrease in expenditures required to support the Company's employee base around the world. During the first six months of 1997, there was a net decrease of cash investments in the amount of $2.7 million compared to a net decrease of $6.9 million in the first half of 1996.

Net cash provided by financing activities for the six months ended June 30, 1997 was $43.6 million compared to $21.9 million for the same period in 1996. Financing activities in both periods consisted of the issuance of common stock upon the exercise of employee stock options and the issuance of shares through employee stock purchase plans, as well as an increase in other current liabilities of $31.7 million due to the restatement discussed above.

Cash, cash equivalents, and cash investments totaled $198.7 million at June 30, 1997, compared to $185.3 million at June 30, 1996.

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

        (a)Exhibits

        11.1   Supplemental Computations of Net Loss Per Share

        27     Financial Data Schedule


        (b)    Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 24, 1998                      SYBASE, INC.


                                    By /s/ JACK L. ACOSTA
                                      ------------------------------------
                                    Jack L. Acosta
                                         Senior Vice President, Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)


                                    By /s/ PIETER VAN DER VORST
                                      ------------------------------------
                                    Pieter Van der Vorst
                                         Vice President, and
                                         Corporate Controller
                                         (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A



Exhibit Number               Description
--------------               -----------
   11.1                      Supplemental Computations of Net Loss Per Share

   27                        Financial Data Schedule