Form 10-Q/A
period 1997-09-30
SYBASE INC
filed 1998-03-27
CIK 768262

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

                AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997
     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

In January 1998, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and company policies. As a result of these irregularities, the Company has restated revenues and the results of operations in its interim financial statements for the three and nine months ended September 30, 1997 (see
Note 1 to the Unaudited Condensed Consolidated Financial Statements).

Net loss per share for the three and nine months ended September 30, 1997 and 1996 have also been restated to reflect the application of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

                                  SYBASE, INC.
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                                               PAGE
                                                                                               ----
Part I: Financial Information (Unaudited and Restated - see Note 1)

        Item 1: Financial Statements

        Condensed Consolidated Balance Sheets at September 30, 1997                               3
        and December 31, 1996

        Condensed Consolidated Statements of Operations for the                                   4
        three months and nine months ended September 30, 1997 and
        September 30, 1996

        Condensed Consolidated Statements of Cash Flows                                           5
        for the nine months ended September 30, 1997 and
        September 30, 1996

        Notes to Condensed Consolidated Financial Statements                                      6

        Item 2: Management's Discussion and Analysis of                                           8
        Financial Condition and Results of Operations

Part II: Other Information

        Item 6: Exhibits and Reports on Form 8-K                                                 21

Signatures                                                                                       22

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                  SYBASE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                             September 30,   December 31,
(In thousands, except share data)                               1997             1996
                                                              ---------        ---------
                                                             (Restated)
Current assets:
      Cash and cash equivalents                               $ 180,512        $ 156,796
      Short-term cash investments                                49,443           17,726
                                                              ---------        ---------
          Total cash and short-term cash investments            229,955          174,522
      Accounts receivable, net                                  200,835          239,466
      Deferred income taxes                                      13,724           13,729
      Other current assets                                       21,029           17,551
                                                              ---------        ---------
          Total current assets                                  465,543          445,268

Property, equipment and improvements, net                       162,362          191,328
Deferred income taxes                                            27,406           27,406
Capitalized software, net                                        43,062           19,974
Other assets                                                     78,826           67,915
                                                              ---------        ---------
          TOTAL ASSETS                                        $ 777,199        $ 751,891
                                                              =========        =========

Current liabilities:
      Accounts payable                                           16,720           21,563
      Accrued compensation and related expenses                  42,669           47,829
      Accrued income taxes                                       22,879           26,952
      Other accrued liabilities                                  93,084           89,386
      Deferred revenue                                          160,374          166,482
      Other current liabilities                                  40,720               --
                                                              ---------        ---------
          Total current liabilities                             376,446          352,212
Other liabilities                                                 2,382            2,871
Stockholders' equity:
      Preferred stock, $0.001 par value, 8,000,000
          Shares authorized; none issued or outstanding              --               --
      Common stock, $0.001 par value, 200,000,000
          Shares authorized; 79,802,922 shares issued
          and outstanding (1996-76,608,794 shares)                   80               77
      Additional paid-in capital                                395,777          359,161
      Retained earnings                                          16,178           46,081
      Accumulated translation adjustments                       (13,664)          (8,511)
                                                              ---------        ---------
          Total stockholders' equity                            398,371          396,808
                                                              ---------        ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 777,199        $ 751,891
                                                              =========        =========


See accompanying notes

                                  SYBASE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                              Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                         --------------------------        --------------------------
(In thousands, except per share data)      1997             1996             1997             1996
                                         ---------        ---------        ---------        ---------
                                         (Restated)                        (Restated)
Revenues:
      License fees                       $ 122,550        $ 147,219        $ 360,533        $ 445,618
      Services                             110,473          102,994          320,172          298,146
                                         ---------        ---------        ---------        ---------
          Total revenues                   233,023          250,213          680,705          743,764

Costs and expenses:
      Cost of license fees                   6,563            6,963           20,769           21,665
      Cost of services                      63,435           62,906          186,986          181,891
      Sales and marketing                  118,015          123,373          349,286          390,863
      Product development and               33,871           39,217          102,878          128,393
      engineering
      General and administrative            15,410           17,163           47,216           55,625
      Cost of restructure                        0           49,232                0           49,232
                                         ---------        ---------        ---------        ---------
          Total costs and expenses         237,294          298,854          707,135          827,669
                                         ---------        ---------        ---------        ---------

Operating loss                              (4,271)         (48,641)         (26,430)         (83,905)
Other income and expense, net                1,516            1,112            4,250            5,791
                                         ---------        ---------        ---------        ---------
Loss before income taxes                    (2,755)         (47,529)         (22,180)         (78,114)
Provision for income taxes                   3,195            5,100            7,723            5,998
                                         ---------        ---------        ---------        ---------
Net loss                                 $  (5,950)       $ (52,629)       $ (29,903)       $ (84,112)
                                         =========        =========        =========        =========

Net loss per share -
 basic and diluted                       $   (0.08)       $   (0.69)       $   (0.38)       $   (1.13)
                                         =========        =========        =========        =========

Shares used in calculation
 of per share amounts                       79,282           75,748           78,456           74,755
                                         =========        =========        =========        =========


See accompanying notes

                                  SYBASE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


(In thousands)                                                         Nine Months Ended
                                                                        September 30,
                                                                  --------------------------
                                                                     1997            1996
                                                                  ---------        ---------
                                                                  (Restated)
Cash and cash equivalents, beginning of period                    $ 156,796        $ 180,877
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        (29,903)         (84,112)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used) by operating activities:
        Depreciation and amortization                                78,722           76,521
        Net loss on retirement of property,
        equipment and improvements                                        0           10,137
        Deferred income taxes                                             5              981
        Changes in assets and liabilities:
           Accounts receivable                                       32,443          (25,214)
           Other current assets                                      (3,344)           1,233
           Accounts payable                                          (4,843)         (11,734)
           Accrued compensation and related expenses                 (5,160)          (2,498)
           Other accrued liabilities                                 (1,083)           6,906
           Deferred revenues                                         (7,578)          10,981
           Accrued income taxes                                      (4,073)           2,876
           Other                                                     (2,126)            (310)
                                                                  ---------        ---------
Net cash provided (used) by operating activities                     53,060          (14,233)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchases of available-for-sale investments                     (56,893)         (58,511)
    Maturities of available-for-sale investments                     16,998           59,025
    Sales of available-for-sale cash investments                      8,200           10,950
    Business combinations, net of cash acquired                      (3,104)          (1,136)
    Purchases of property, equipment and                            (31,123)         (69,520)
    improvements
    Capitalized software development costs                          (16,875)         (11,624)
    Decrease (Increase) in other assets                              (6,436)          (1,892)
                                                                  ---------        ---------
Net cash used for investing activities                              (89,233)         (72,708)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Increase in other current liabilities                            40,720
    Net proceeds from issuance of common stock                       24,619           32,886
                                                                  ---------        ---------
Net cash provided by financing activities                            65,339           32,886

Effect of exchange rate changes on cash                              (5,450)          (2,585)
                                                                  ---------        ---------
Net increase (decrease) in cash and cash                             23,716          (56,640)
 equivalents                                                      ---------        ---------
Cash and cash equivalents, end of period                            180,512          124,237
Cash investments, end of period                                      49,443           31,385
                                                                  ---------        ---------
Total cash, cash equivalents, and cash
 investments, end of period                                       $ 229,955        $ 155,622
                                                                  =========        =========
Supplemental disclosures:
    Interest paid                                                 $     799        $       0
                                                                  =========        =========
    Income taxes paid                                             $  10,682        $  10,269
                                                                  =========        =========


See accompanying notes

                                  SYBASE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 with the Securities and Exchange Commission, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and Company policies. These irregularities were primarily the result of a lack of compliance with, or circumvention of, the Company's established procedures and controls, and were committed by a small group of individuals. Additionally, the Company became aware of certain undisclosed agreements with a number of resellers. As a result of these undisclosed agreements, which were entered into in 1997, significant concessions or allowances have, or could reduce revenue that was previously reported as earned. In addition, the Company has discovered a number of transactions that were not recorded in the Japanese subsidiary's financial statements. In January 1998 the Company performed certain procedures to determine the extent of the policy violations, undisclosed agreements and unrecorded transactions. The results of these procedures, as well as other relevant information now known or disclosed, has enabled the Company to conclude that certain transactions were improperly reported as revenue for all interim periods in the year ended December 31, 1997.

         As a result of the foregoing, consolidated revenues and the results of operations for the three and nine months ended September 30, 1997 have been restated as follows:


                                     Three Months Ended               Nine Months Ended
                                     September 30, 1997              September 30, 1997
                                  -------------------------        -------------------------
                                (As Reported)    (Restated)      (As Reported)    (Restated)
                                  ---------       ---------        ---------       ---------
Net revenues
   License fees                   $ 131,614       $ 122,550        $ 395,657       $ 360,533
   Services                         112,585         110,473          328,082         320,172
     Total revenues                 244,199         233,023          723,739         680,705

Operating income (loss)               6,905          (4,271)          16,604         (26,430)
Net income (loss)                 $   5,216       $  (5,950)       $  13,133       $ (29,903)
Net income (loss) per share       $    0.07       $  ( 0.08)       $    0.17       $   (0.38)

                                                                      September 30, 1997
                                                                   -------------------------
Retained Earnings                                                  $  59,214        $ 16,178
Other current liabilities                                                  -          40,720

         Other current liabilities in the condensed consolidated balance sheet at September 30, 1997 represent amounts accrued related to actual and potential liabilities to Japanese financial institutions resulting from the irregularities discussed above.

2. The accompanying unaudited condensed statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 1996 has been prepared from the audited consolidated financial statements of the Company.

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

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements, and is required to be adopted by the Company beginning in fiscal 1998. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the public business enterprises report information in annual statements and interim financial reports operating segments, products and services, geographic areas and major customers. SFAS 131 will first be reflected in the Company's 1998 Annual Report and will apply to subsequent annual and interim financial reporting. Sybase management is currently evaluating the implication of these statements on operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In January 1998, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principles and Company policies. As a result of these irregularities, the Company has restated its interim financial statements for the three and nine months ended September 30, 1997. Accordingly, certain information included herein reflects changes as a result of restating the financial statements.


RESULTS OF OPERATIONS

REVENUES
(Dollars in millions)


                               Three            Three                        Nine             Nine
                              Months           Months                       Months           Months
                               Ended            Ended             Percent    Ended            Ended            Percent
                              9/30/97          9/30/96            Change    9/30/97          9/30/96            Change
                              ------           ------             ------     ------           ------            -------
                            (Restated)                                     (Restated)
License fees                  $122.6           $147.2              -17%      $360.5           $445.6             -19%
    Percentage of
      total revenues              53%              59%                           53%              60%
Services                      $110.5           $103.0                7%      $320.2           $298.2               7%
    Percentage of
      total revenues              47%              41%                           47%              40%
Total revenues                $233.0           $250.2               -7%      $680.7           $743.8              -8%


Total revenues for the three months ended September 30, 1997 decreased 7 percent to $233.0 million from the $250.2 million achieved for the same period in 1996. Total revenues for the nine months ended September 30, 1997 decreased 8 percent to $680.7 million from the $743.8 million achieved for the same period in 1996. Of this decrease $11.2 million and $43.0 million is attributable to the restatement of revenues in the Company's Japanese subsidiary for the three and nine month periods ended September 30, 1997, respectively.

License fees were $122.6 million and $360.5 million for the three and nine months ended September 30, 1997, respectively, and were $147.2 million and $445.6 million, respectively, for the same periods in 1996. This represents a 17 percent and 19 percent decrease for the three and nine month periods, respectively, compared year over year. Of this decrease in license revenue, $9.1 million and $35.1 million for the three and nine month periods ended September 30, 1997, respectively, can be attributed to the restatement discussed above. The remaining decrease is attributable several factors including a decline in North American license revenue of $12.8 million and $39.9 million for the three and nine month periods ended September 30, 1997, respectively, and a decline in European license revenue of $5.1 million and $13.8 million for the three and nine month periods ended September 30, 1997, respectively. The decline in overall license revenue is offset somewhat by an increase in Intercontinental region's license revenue (exclusive of Japanese revenue) of $2.2 million and $6.2 million for the three and nine months ended September 30, 1997, respectively. The Company believes the decrease in license revenues year over year is mainly due to lower tools products revenues which the Company believes is attributable to softness in the development tools market generally.

Services revenues consist primarily of support and maintenance service fees and consulting, education and other services related to the development and deployment of applications using the Company's software products.

Services revenues as a percentage of total revenues increased to 47 percent for both the three and nine months ended September 30, 1997, as compared to 41 percent and 40 percent for the comparable periods in 1996. Services revenues grew 7 percent for each of the three and nine month periods ended September 30, 1997 to $110.5 million and $320.2 million, respectively. Service revenues for the comparable periods in 1996 were $103.0 million and $298.2 million, respectively. For the three and nine months ended September 30, 1997 services revenues increased $4.7 million and $15.9 million, respectively, in North America, $2.3 million and $5.4 million, respectively, in Europe, as well as $1.6 million and $5.1 million, respectively, in the Intercontinental region (exclusive of Japanese revenue). Service revenues in the Japanese subsidiary was reduced by $2.1 million and $7.9 million in the three and nine months ended September 30, 1997, respectively, as a result of the restatement discussed above. After this restatement, services revenues for the Japanese subsidiary decreased by $1.1 million and $4.4 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

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

GEOGRAPHICAL REVENUES
(Dollars in millions)


                                 Three            Three                          Nine             Nine
                                Months           Months                         Months           Months
                                 Ended            Ended            Percent       Ended            Ended            Percent
                                9/30/97          9/30/96            Change      9/30/97          9/30/96           Change
                                ------           ------            ---------    ------           ------            ------
                              (Restated)                                      (Restated)
North American                  $143.5           $151.6              -5%        $430.3           $453.8             -5%
    Percentage of
      total revenues                62%              61%                            63%              61%

International
    European                    $ 53.9           $ 56.8              -5%        $164.7           $173.1             -5%
      Percentage of
        total revenues              23%              23%                            24%              23%

    Intercontinental            $ 35.6           $ 41.8             -15%        $ 85.7           $116.9            -27%
      Percentage of
        total revenues              15%              17%                            13%              16%

Total international             $ 89.5           $ 98.6              -9%        $250.4           $290.0            -14%
    Percentage of
      total revenues                38%              39%                            37%              39%
Total revenues                  $233.0           $250.2              -7%        $680.7           $743.8             -8%


North American revenues (United States, Canada and Mexico) decreased 5 percent in the third quarter of 1997 to $143.5 million from $151.6 million in the third quarter of 1996. North American revenues were down 5 percent in the first nine months of 1997 to $430.3 million from $453.8 million in the same period in 1996. International revenues decreased 9 percent in the third quarter of 1997 to $89.5 million from $98.6 million in the year earlier period, with European revenues declining 5 percent and Intercontinental revenues (principally Asia, Australia, and Latin America) decreasing 15 percent. Over the first nine months of 1997, International revenues decreased 14 percent to $250.4 million from $290.0 million in the year earlier period, with European revenues declining 5 percent and Intercontinental revenues decreasing 27 percent from the year earlier period. The Company believes the decline in total revenue is due in part to lower tools products revenues which the Company believes is attributable to softness in the development tools market generally. Additionally, the decline in Intercontinental revenues is due to the restatement of revenue in the Company's Japanese subsidiary discussed above. The Company also attributes the decline, in part, to the impact of foreign exchange on total International revenues year over year.

International revenues declined to 38 percent and 37 percent of total revenues for the three and nine months ended September 30, 1997, respectively, as compared to 39 percent for both of the same periods in 1996. The reason for the decline in the international component of total revenue is attributable to the restatement discussed above.

COSTS AND EXPENSES
(Dollars in millions)


                                  Three            Three                         Nine         Nine
                                 Months           Months                        Months       Months
                                  Ended            Ended            Percent      Ended        Ended            Percent
                                 9/30/97          9/30/96           Change      9/30/97      9/30/96           Change
                                 ------           ------            -------     ------       ------            ------
                                (Restated)                                    (Restated)
Cost of license fees             $  6.6           $  7.0              -6%       $ 20.8       $ 21.7             -4%
    Percentage of
      license fees                    5%               5%                            6%           5%

Cost of services                 $ 63.4           $ 62.9                1%      $187.0       $181.9               3%
    Percentage of
      services revenues              57%              61%                           58%          61%

Sales and marketing              $118.0           $123.4              -4%       $349.3       $390.9            -11%
    Percentage of
      total revenues                 51%              49%                           51%          53%

Product development
    and engineering              $ 33.9           $ 39.2             -14%       $102.9       $128.4            -20%
    Percentage of
      total revenues                 15%              16%                           15%          17%

General and
    Administrative               $ 15.4           $ 17.2             -10%       $ 47.2       $ 55.6            -15%
    Percentage of
      total revenues                  7%               7%                            7%           7%

Cost of restructure                  --           $ 49.2               --           --       $ 49.2              --
    Percentage of
      total revenues                 --               20%                           --            7%


Cost of license fees. Cost of license fees, consisting primarily of product costs (media and documentation), third-party royalty costs, and amortization of both capitalized software development costs, including the cost of acquired technologies, decreased 6 percent in the third quarter of 1997 as compared to the third quarter of 1996, and represented 5 percent of license fees in the third quarter of 1997 and 5 percent in the same period in 1996. Cost of license fees decreased 4 percent to $20.8 million in the first nine months of 1997 compared to $21.7 million in same period in 1996, and represented 6 percent of license fees in the first nine months of 1997 and 5 percent in the first nine months of 1996. The decrease in the cost of license fees is due, in part, to a decrease in license revenue and an increase in productivity in order fulfillment, both in the third quarter and first nine months of 1997, as compared to the same periods in 1996. Amortization of capitalized software costs included in cost of license fees was $2.3 million in the third quarter of 1997, compared to $1.9 in the third quarter of 1996, and $6.0 million in the first nine months of 1997, compared to $5.7 million for the same period in 1996.

Cost of services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), decreased as a percentage of services revenues to 57 percent in the third quarter of 1997 from 61 percent in the third quarter of 1996, and to 58 percent from 61 percent for the first nine months of 1997 compared to the same period in 1996. The decrease in cost of services as a percentage of services revenues for both periods is primarily due to an aggressive program of cost containment implemented in the third quarter of 1996 and the Company's continuing emphasis on improving productivity in its services organization.

Sales and marketing. Sales and marketing expenses increased as a percentage of total revenues to 51 percent in the third quarter of 1997, from 49 percent in the third quarter of 1996, however it decreased in absolute dollars. Sales and marketing expenses decreased as a percentage of total revenues to 51 percent in the first nine months of 1997, from 53 percent in the first nine months of 1996 and also decreased in absolute dollars. The decrease in sales and marketing expenses for both periods in absolute dollars, is primarily the result of the Company's continuing emphasis on controlling costs in 1997.

Product development and engineering. Product development and engineering expenses (net of capitalized software development costs) declined as a percent of revenues to 15 percent in the third quarter and for the first nine months of 1997, compared to 16 percent and 17 percent, respectively, in the same periods in 1996. The decrease in such expenses as a percentage of total revenues in the third quarter of 1997 is the result of the Company's improved productivity in product development and engineering, and capitalization of product development costs for products achieving technological feasibility in the second and third quarters of 1997. This capitalization of product development costs in the first nine months of 1997 reflects major development programs such as PowerJ(TM), Jaguar CTS(TM), Adaptive Server(TM) 11.5 Enterprise and several EnterpriseConnect(TM) interoperability products, all of which achieved technological feasibility for purposes of capitalization. In absolute dollars, product development and engineering expenses in the third quarter of 1997 decreased 14 percent compared to the third quarter of 1996. Much of the reduction in expenses between 1997 and 1996 resulted from discontinuation of certain product lines in 1996. These product lines included interactive television, wireless messaging and multimedia authoring tools. Expenditures in the first half of 1997 were made to further develop the System 11(TM) suite of products, including enhancements to Adaptive Server 11.5 Enterprise, which became generally available in the third quarter of 1997, SQL Anywhere(TM), Replication Server(R) products and certain other existing database products; the Company's interoperability products, including EnterpriseConnect and Jaguar CTS products; and application development tools, including PowerBuilder(R), PowerJ, PowerDesigner(TM) and Power++(TM). The Company capitalized approximately $6.0 million and $16.9 million of software development costs in the third quarter and first nine months of 1997, respectively, compared to $3.5 million and $8.1 million for the same periods in 1996. The Company believes that product development and engineering expenditures are essential to technology and product leadership.

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

General and administrative. General and administrative expenses as a percent of total revenues remained consistent at 7 percent for each of the three and nine months ended September 30, 1997 and 1996. The absolute dollar amount of expenses decreased to $15.4 million in the third quarter of 1997 from $17.2 million in the third quarter of 1996. The decrease in general and administrative expenses, in absolute dollars, resulted primarily from the Company's third quarter 1996 restructuring activities and the Company's continuing emphasis on improving productivity. The Company plans to continue to tightly manage general and administrative expenses.

OPERATING LOSS
(Dollars in millions)


                              Three            Three                        Nine             Nine
                             Months           Months                       Months           Months
                              Ended            Ended           Percent      Ended            Ended         Percent
                             9/30/97          9/30/96          Change      9/30/97          9/30/96        Change
                             -------          -------         --------     -------         --------        -------
                            (Restated)                                    (Restated)
Operating loss                $(4.3)          $(48.6)           -91%       $(26.4)          $(83.9)          -69%
    Percentage of
      total revenues              2%              19%                           4%              11%


The impact on operating loss resulting from the restatement associated with actions by the Company's Japanese subsidiary was $11.2 million and $43.0 million for the three and nine months ended September 30, 1997, respectively. The resultant operating losses (on a restated basis) for the first three and nine months ended September 30, 1997 were $4.3 million and $26.4 million, respectively, compared to operating losses of $48.6 million and $83.9 million for the same periods in 1996, and were the result of the operating factors described above.


OTHER INCOME AND EXPENSE, NET
(Dollars in millions)


                                  Three           Three                     Nine            Nine
                                 Months          Months                    Months          Months
                                  Ended           Ended        Percent      Ended           Ended       Percent
                                 9/30/97         9/30/96        Change     9/30/97         9/30/96       Change
                                 -------         -------       -------     -------         -------      -------
Other income/expense, net          $1.5           $1.1            36%        $4.3           $5.8          -27%
    Percentage of
      total revenues                  1%            *                           1%             1%


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

PROVISION FOR INCOME TAXES
(Dollars in millions)


                                  Three       Three                   Nine        Nine
                                 Months      Months                  Months      Months
                                  Ended       Ended      Percent      Ended       Ended      Percent
                                 9/30/97     9/30/96     Change      9/30/97     9/30/96      Change
                                 -------      -----       -----       -----       -----       ------
Provision for
    income taxes                   $3.2        $5.1        -37%        $7.7        $6.0        -28%


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

NET LOSS AND NET LOSS PER SHARE
(in Millions, except per share amounts)


                                 Three       Three                   Nine        Nine
                                Months      Months                  Months      Months
                                 Ended       Ended      Percent      Ended       Ended        Percent
                                9/30/97     9/30/96     Change      9/30/97     9/30/96       Change
                                 -----      ------      -------     ------      ------        ------
                               (Restated)                         (Restated)
Net loss                         $(6.0)     $(52.6)        -89%     $(29.9)     $(84.1)        -64%
    Percentage of
      total revenues                 3%         21%                      4%         11%

Net loss per share -
      basic and diluted         $(0.08)     $(0.69)        -88%     $(0.38)     $(1.13)        -66%

Shares used in calculation
      of per share amounts        79.3        75.7                    78.5        74.8


As a result of the restatement of the Company's financial statements for the three and nine months ended September 30, 1997, the Company reported a net loss of $6.0 million for the three months ended September 30, 1997, or $0.08 per share, compared to a net loss of $52.6 million after a $49.2 million restructuring charge, or $0.69 per share, for the same period in 1996. The Company reported a net loss of $29.9 million for the nine months ended September 30, 1997, or $0.38 per share, compared to a net loss of $84.1 million (after the restructuring charge), or $1.13 per share, for the same period in 1996. Shares used in the calculation of per share amounts increased 5 percent for both the three and nine months ended September 30, 1997 from the same periods in 1996 as a result of shares issued under employee stock option and stock purchase plans and in connection with business combinations.

FINANCIAL CONDITION
(Dollars in millions)


                                                                Nine          Nine
                                                               Months        Months
                                                                Ended         Ended           Percent
                                                               9/30/97       9/30/96          Change
                                                                ------       -------          ------
                                                              (Restated)
Working capital                                                 $ 89.1       $  91.0             2%

Cash, cash equivalents and
    cash investments                                           $ 230.0       $ 155.6            48%

Net cash provided (used)
    by operating activities                                    $  53.1       $ (14.2)            *

Net cash used by
    investing activities                                       $ (89.2)       $(72.7)           23%

Net cash provided by
    financing activities                                       $  65.3       $  32.9            98%


*Not meaningful


Net cash provided by operating activities was $53.1 million for the nine months ended September 30, 1997 compared to net cash used by operating activities of $14.2 million for the same period in 1996. Net cash provided by operating activities during the first nine months of 1997 reflects a net loss of $29.9 million versus a loss of $84.1 million in the year ago period. Additionally, increased net cash from operating activities reflects a decrease of accounts receivable of $32.4 million in the first nine months of 1997 compared to an accounts receivable increase of $25.2 million in the same period of 1996. Accounts payable and other accrued liabilities decreased during the first nine months of 1997, resulting in a total cash decline of $5.9 million over this period, compared to an decrease totaling $4.8 million over the same period in 1996. Cash flows from operating activities also decreased as a result of a decrease in the deferred revenue balance of $7.6 million in the first nine months of 1997 compared to cash provided by an increase of $11.0 million in the same period in 1996. In the first nine months of 1997, a reduction in accrued income taxes totaled $4.1 million compared to an increase in accrued income taxes of $2.9 million in the same period in 1996.

Net cash used for investing activities increased to $89.2 million for the nine months ended September 30, 1997 compared to $72.7 million used for the same period in 1996. Investing activities included capital expenditures of $31.1 million in the first nine months of 1997 compared to $69.5 million in the first nine months of 1996, which reflects a decrease in expenditures required to support the Company's employee base around the world. During the first nine months of 1997, there was a net increase of cash investments in the amount of $31.7 million compared to a net decrease of $11.5 million in the first half of 1996.

Net cash provided by financing activities for the first nine months of 1997 was $65.3 million compared to $32.9 million in the first nine months of 1996. Financing activities in both periods consisted of the issuance of common stock related to the exercise of employee stock options and the issuance of shares through employee stock purchase plans, as well as an increase in other current liabilities of $40.7 million due to the restatement discussed above.

Cash, cash equivalents, and cash investments totaled $229.9 million at September 30, 1997, compared to $155.6 million at September 30, 1996.

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

Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems ("RDBMSs"). Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase RDBMSs until certain features are added to the Company's RDBMS, and others may never be available on Sybase's RDBMSs. In addition, the Company's application development tools, database design tools, and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information, and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that the development, quality, and support of products for non-Sybase RDBMSs will diminish over time, the Company's business, results of operations, and financial condition could be materially and adversely affected.

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

PART II:       OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

               10.23(1) Employment Agreement between Sybase, Inc. and John Chen dated as of July 11, 1997

               11.1        Supplemental Computations of Net Loss Per Share

               27          Financial Data Schedule

(1) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" on Form 10-Q for the quarter ended September 30, 1997.


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

                          EXHIBIT INDEX TO SYBASE, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A


Exhibit
Number                                 Description
------                                 -----------
10.23(1)     Employment Agreement between Sybase, Inc. and John Chen dated as of
             July 11, 1997

11.1         Supplemental Computations of Net Loss Per Share

27           Financial Data Schedule


(1) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" on Form 10-Q for the quarter ended September 30, 1997.