Form 10-K
period 1997-12-31
SYBASE INC
filed 1998-03-31
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 1998 as reported on the NASDAQ National Market System, was approximately $756,900,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 1998, Registrant had outstanding 80,818,083 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1. BUSINESS


THE COMPANY

        Sybase, Inc. ("Sybase" or the "Company"), one of the ten largest global independent software companies in the world, helps businesses gain competitive advantage by enabling them to integrate and distribute information anywhere it is needed. The Company's software products and consulting services provide a comprehensive platform for delivery of integrated solutions that businesses need to be successful. Sybase's software products consist of leading high-performance database products, middleware products that provide interoperability, connectivity and data movement, and application development tools. The Company offers a broad range of consulting, education and technical support services to provide customers with complete solutions for building on-line, enterprise-wide applications. Unless otherwise specified, the terms "Sybase" or the "Company" include Sybase and all of its direct and indirect consolidated subsidiaries.

ARCHITECTURE AND MARKET OVERVIEW

        Sybase's advanced software product architecture allows users to build and deploy applications that can be distributed across a heterogeneous networked computing environment, and is based on a multi-tier model which is widely recognized as the most effective approach to networked applications. The Company's software is primarily used to address customer needs in the following areas: online transaction processing (OLTP) systems, such as securities brokerage systems which need to process and store a high rate of transactions; data warehouse and datamart applications, which are designed to access and analyze corporate data (either routinely or on an ad-hoc basis) to enable an enterprise to rapidly obtain answers to specific queries about its business and customers; and Internet and intranet applications, which are increasingly being used to develop dynamic Web sites integrated with an enterprise's relational database management systems (RDBMS). Sybase offers products that are designed to address the unique requirements in each of these areas, to operate together and to provide customers with the flexibility to mix and match software from different vendors.

        The Company's strategy is to leverage its existing strengths in enterprise data management and enterprise application development to focus on delivering market-leading computing solutions in three growing markets: occasionally connected computing, data warehousing and Web computing.

        OCCASIONALLY CONNECTED COMPUTING

        Occasionally connected computing involves providing remote workgroups, branch offices, mobile users, and other users occasionally connected to an enterprise's computer network with the up-to-date strategic information and computer applications necessary to give them the flexibility to transact business anywhere, whether it be at a self-serve kiosk, in the field using a sales force automation system, or using a hand-held device for remote access. For example, sales and service professionals increasingly use laptops and other devices to connect with their corporate network on an as-needed basis to obtain up-to-the-minute information such as pricing, product availability and order status. The Company believes its high-performance, scalable technology in products such as Adaptive Server(TM) Anywhere, the industry's leading small-footprint mobile database, position the Company at the forefront of this market.

        DATA WAREHOUSING

        Data warehouses are typically used to enable enterprises to extract meaningful information from the mountains of customer transaction data residing in their corporate databases to better identify, predict and fulfill customer needs. Sybase offers an integrated platform for the data warehousing market. The Company believes that Adaptive Server(TM), with its Enterprise and IQ data stores, is the first database development environment with optimized storage and processing capabilities for both the back-end warehouse functions of data consolidation and integration, and the interactive analysis requirements of warehouse users. Sybase's industry-leading middleware provides organizations with the data movement, connectivity and interoperability capabilities to effectively leverage and integrate information from diverse data sources, and to distribute data throughout the enterprise and beyond. To speed warehouse deployment and to ease management, Sybase delivers a full suite of warehouse design tools, central meta data management facilities, and leading development tools for building warehouse applications.

        WEB COMPUTING

        Businesses are increasingly differentiating themselves and gaining competitive advantage by using the Internet as a platform for business computing. Computing over the Internet's World Wide Web has created a tremendous opportunity for companies to give their customers, vendors and partners better access to information systems and to strategic data. It also allows companies to advertise and sell products in a vast, global marketplace. Using the same technology, organizations can also provide better, more timely information internally to their employees. Through its combination of high-performance database servers, middle-tier transaction servers, and powerful rapid application development tools, Sybase enables companies to design, develop and deploy enterprise dynamic Internet applications that can integrate their various legacy and mainframe-based data sources. Sybase believes it is the only company to provide a platform-neutral, integrated and open approach to Internet and intranet enterprise application development and deployment.

----------------------------
        Sybase, the Sybase logo, SQL Server, System 11, SQL Anywhere, Adaptive Component Architecture, Adaptive Server, SQL Remote, Replication Server, OmniConnect, DirectConnect, Jaguar CTS, jConnect, Sybase IQ, Power J, Open Client, Open Server, Powersoft, PowerBuilder, PowerSite, PowerDesigner, PowerDynamo, ProcessAnalyst, DataArchitect, AppModeler, Warehouse Architect, MetaWorks, Viewer, Transact SQL, Bitwise, and AnswerBase are trademarks of Sybase, Inc. This Form 10-K also includes additional trademarks of other companies.

PRODUCTS AND PLATFORMS

        Sybase provides a comprehensive technology platform for enterprise computing known as the Adaptive Component Architecture(TM) which supports the use of industry-standard components; rapid application development; delivery of data in the right form, to the right place, at the right time; and minimized complexity for end-users and developers. This architecture is based on open component logic, comprehensive development tools, and optimized data stores. Its multi-tiered framework is designed to manage and deploy components across the distributed heterogeneous computing environment.

        The Company's software products consist primarily of high-performance relational database products, such as Adaptive Server(TM) Enterprise and Adaptive Server(TM) Anywhere, that are used primarily for OLTP and data warehousing applications; industry-leading middleware products, such as DirectConnect(TM) and OmniConnect(TM) that provide connectivity, interoperability and data movement in heterogeneous computing environments; and leading application development tools, such as PowerBuilder(R), that enable customers to develop software applications. Sybase's database products generally are marketed under the Adaptive Server(TM) brand name, and its application development and design tools generally are marketed under the Powersoft(R) brand name.

        Sybase products are available for a wide variety of hardware platforms from various hardware manufacturers including, but not limited to, Digital Equipment Corporation, Hewlett-Packard, IBM, Silicon Graphics, and Sun Microsystems. The Company also provides connectivity to other hardware platforms with large installed bases. Sybase products are available for various UNIX environments, DOS, Netware, OS/2, Windows, Windows NT and other software operating systems.

        ADAPTIVE SERVER(TM) PRODUCT FAMILY

        Sybase's database management systems permit multiple users and applications to access data concurrently while protecting the integrity of the data against user and program errors and against computer and network failures. The Adaptive Server database product family is unique in delivering optimized database performance for different application environments, and in providing common management, administration, access and other services across the entire database family. The end result is a product family providing high performance for today's transaction processing requirements with the flexibility to accommodate future enterprise computing needs. The Adaptive Server product family includes: Adaptive Server Enterprise, Adaptive Server Anywhere, Adaptive Server IQ and Replication Server(R).

        Adaptive Server Enterprise is the latest version of the Company's flagship client/server RDBMS product designed specifically for online mission critical applications, and is a key element of the Company's Adaptive Component Architecture. This server defines, stores, retrieves, updates and manages data by using an extended relational database language based primarily on the Structured Query Language (SQL), the industry-standard data manipulation language for RDBMSs. Adaptive Server Enterprise is designed to provide organizations with predictable high performance in unpredictable mixed workload online transaction processing and data warehouse environments. Product features include Logical Memory Manager and Logical Process Manager for application and user-specific dedicated resources; scalability for very large databases through parallel operation for maximum utilization of system resources; common services for management and administration, data access/movement, security and Web access, and security features for Internet transactions and multi-tier applications. In September 1997, Adaptive Server Enterprise for Windows NT became generally available.

        Adaptive Server Anywhere is a small footprint, self-tuning, fully-functional RDBMS engine for applications operating in remote or mobile computing environments, such as hand-held PCs or embedded solutions. Important requirements in this market include a database solution that can be transparently deployed and easily managed with a low cost of ownership. From mobile computing to large-scale high-performance applications, the compatibility and interoperability of Adaptive Server Anywhere with Adaptive Server Enterprise provides an end-to-end data management platform. Key to the product's success is SQL Remote(TM) which makes two-way synchronization possible for occasionally connected users.

Telecommuters, remote office locations or traveling professionals can both download and upload mission critical information ensuring that up-to-date information is always available both at their fingertips, and at the head office. Data can be synchronized among multiple hand-held PCs, desktop PCs and enterprise servers using standard communication and wireless products. This technology allows users to achieve the benefits of a true mobile computing solution.

        Adaptive Server IQ. Adaptive Server IQ is an optional extension to Adaptive Server Enterprise designed specifically to provide substantially enhanced performance for the complex, interactive ad hoc queries that dominate client/server-based data warehouse applications in a multi-user environment. In December 1997, Sybase announced general availability of Adaptive Server IQ 11.5, the latest version of Adaptive Server IQ. Adaptive Server IQ utilizes an innovative Bitwise(TM) indexing technology to provide rapid responses with a minimum of tuning. Intelligent data storage, compression and retrieval software features are designed to reduce storage requirements for data in comparison to traditional index RDBMSs and to minimize the associated hardware costs of data warehousing. Adaptive Server IQ works with standard commercial hardware and imported database information from a wide variety of data sources, and supports a wide range of standard Sybase tools and online analytical processing middleware from companies such as Business Objects, Cognos and Prodea.

        Replication Server(R) synchronizes replicated copies of data on heterogeneous platforms through a client/server network, and is designed to allow data sharing among operational and decision support systems without affecting data integrity and consistency or business performance. Frequently, each piece of data in an organization has a primary site that is the actual source of the data and is the location where the data is updated or revised. Using Replication Server, organizations can allow remote sites to subscribe to the primary site for the data they need, and Replication Server will deliver that data and monitor the primary site for any transactions that change the primary site data. Replication Server will then deliver such transactions to the remote sites, thereby ensuring that the remote sites automatically have the updated data. The Replication Server architecture uses store-and-forward asynchronous replication. This transaction-based technology monitors and replicates changes based on the activity at the primary data site and forwards changes to replicated sites without the need for the system to query the primary data manager. As a result, Replication Server reduces the impact on the primary data manager while providing near real-time data replication.

        DATA ACCESS AND DATA MOVEMENT PRODUCTS

        Within larger enterprises, data is generally stored in RDBMS and non-RDBMS sources developed by different vendors, operating on different hardware platforms running under different operating systems and operated or managed by different departments or groups. Sybase's middleware products are designed to enable information that is different in format, distributed in multiple locations and stored in disparate computing systems to be integrated easily and transparently for use in OLTP and data warehouse applications and to facilitate mass deployment. Recognizing the importance of access to data in a multi-platform environment, Sybase offers a market-leading suite of data access and data movement products to manage the flow of data required in most of the applications being developed today. These products include: OmniConnect(TM), DirectConnect(TM), jConnect(TM) for JDBC(TM), Open Client(TM) and Open Server(TM).

        OmniConnect(TM) is a data integration server that enables users and developers to employ a single language to access multiple disparate data sources as through they were a single database. In October 1997, OmniConnect 11.5, the latest version of the product, became generally available. While SQL is the industry standard language for RDBMS products, manufacturers employ different dialects of SQL. OmniConnect translates Sybase Transact-SQL into the target RDBMS SQL dialect and automatically joins data from multiple databases to respond to a single query. Because it enables users to access multiple data sources as if data were stored in a single database, users can reduce training costs because they need to learn only the Sybase access language, rather than separate access languages for each of the many databases that may be used in the enterprise. In addition, because the OmniConnect catalogue stores the location of each table of information for all RDBMSs accessed, users do not need to know where each type of data resides within each database or which server controls a database.

        DirectConnect(TM) is a single-source data access server which provides users with complete read/write access to heterogeneous data sources. It simplifies access to enterprise data wherever it resides and enables greater flexibility in managing distributed heterogeneous environments. The product is optimized for both OLTP and decision support and offers enhanced remote systems management and monitoring; greater client and middleware configuration flexibility; increased support for multi-tier application development; integration of specialized services such as e-mail or additional data sources; and utilization of Open Client(TM) and Open Server(TM) enhancements such as directory and security services. DirectConnect also works in conjunction with OmniConnect. Users can use a DirectConnect server on its own to connect directly to a single data source, or combine DirectConnect with other products in the Sybase family for enterprise data access, data movement, data transparency, heterogeneous replication, and data warehousing.

        jConnect(TM) for JDBC(TM), which became generally available in March 1997, provides Java developers with high-performance native database access in a multi-tier environment to the complete family of Sybase database products, including Adaptive Server Enterprise, Adaptive Server Anywhere, Adaptive Server IQ and Replication Server. In addition, jConnect utilizes OmniConnect and DirectConnect to provide high-performance, transparent access to Oracle, Informix, DB2 and over 25 other enterprise and legacy databases. The product allows enterprises to easily and cost effectively extend both mainframes and client/server systems to the Internet. jConnect for JDBC is currently available on all platforms running Java VM 1.02 or higher, and a variety of Java-enabled Web servers and browsers.

        Open Client(TM) is a client-side application kit for building interfaces to Sybase data sources, including Adaptive Server, Open Server, Replication Server and OmniConnect. Open Client offers developers a choice of standards-based programming interfaces that are consistent across a variety of hardware platforms.

        Open Server(TM) products provide a server-side application programming interface for developing gateways to other DBMSs, data sources and services. These products integrate data from diverse sources such as real-time data feeds, networking services and other relational and non-relational databases.

        POWERSOFT(R) APPLICATION DEVELOPMENT AND DESIGN TOOLS

        The Company's suite of open development tools enable enterprise customers to design, develop and deploy component-based business applications for client/server, distributed and Internet-based environments. The Powersoft(R) product family includes, among other products, PowerBuilder(R), Jaguar CTS(TM), PowerSite(TM), PowerJ(TM) and PowerDesigner(TM).

        PowerBuilder(R) is the Company's principal application development tool for building enterprise business applications for client/server, multi-tier and Internet architectures. PowerBuilder combines an intuitive graphical interface with a powerful object oriented development language, and enables developers to rapidly build client/server and Internet applications without requiring specialized knowledge of the operating system or complicated programming. PowerBuilder Enterprise 6.0, the latest version of the product which became generally available in September 1997, features new capabilities for creating Web applications, key advancements in distributed development capabilities for creating multi-tier applications, expanded UNIX platform support with HP/UX and IBM AIX, and the capability for generation of industry-standard open components.

        Jaguar CTS(TM), which became generally available in October 1997, is a high-performance component transaction server designed for delivering scalable transactional applications for Web OLTP. It combines the features of a TP monitor and an object request broker to give developers an easy-to-use package for rapidly deploying transactional applications. Jaguar CTS supports multiple component models, such as ActiveX, Java, JavaBeans, and C/C++, for rapid application development. With Jaguar CTS, developers can focus on solving business problems instead of programming application infrastructure. In a multi-tier distributed computing environment, Jaguar CTS delivers the foundation for developing transactional applications.

       PowerSite(TM) is a complete, open, rapid application development environment designed for teams of developers working together to build, manage and deploy complex Web applications. For example, if a company wishes to run Netscape LiveWire on UNIX on its external Web server, PowerDynamo(TM) for its remote sales force, and Active Server pages from Microsoft on its intranet servers, it can use PowerSite to build an application once and deploy it to all. PowerSite also allows developers to integrate many different components when building Web pages including HTML, dynamic HTML, graphics, scripts, ActiveX components, JavaBeans and plug-ins, and more. PowerSite Enterprise 1.0 was announced by Sybase in December 1997.

        PowerJ(TM) offers simplified development and deployment of Java applications for the enterprise, enhancing programmer productivity while leveraging a company's existing investment and IT architecture plans. PowerJ, which became generally available in late 1997, provides support for JavaBeans on both the client and middle tiers, robust database access and the ability to build and deploy multi-tier applications. PowerJ features seamless integration with Jaguar CTS for building real-world business applications on the Web.

        PowerDesigner(TM) is an integrated design toolset for building highly optimized and functional databases, data warehouses and data-aware components, and is comprised of six modules targeted at business and systems analysts, data modelers, database administrators and application developers: ProcessAnalyst(TM) for identifying and capturing data flow within a business; DataArchitect(TM) for bi-level conceptual and physical database design and construction; Warehouse Architect(TM) for data warehouse design and construction; AppModeler(TM) for physical data modeling and data-aware component generation, MetaWorks(TM) for model management and team design; and Viewer(TM) for read-only access to model information. In December 1997, Sybase announced PowerDesigner 6.1, the newest version of the product set.

SERVICES

        Technical Support and Maintenance Services. The Sybase worldwide Customer Service and Support organization provides support for the entire family of Sybase products. A comprehensive portfolio of support programs let customers choose the level of support their business requires, from personalized support for mission critical projects, to minimum assistance designed to get development underway. Support is provided by a worldwide organization with major support centers located in North America, Europe, Asia Pacific and Latin America. Operating as a virtual team, support resources are coordinated to provide services 24 hours a day, seven days a week in all time zones around the world. Sybase also offers a wide variety of methods to obtain support, including electronic support services that allow customers to search vast sources of problem-solving technical information, connect with other users, log support cases and download software fixes. Access to the technical information sources and newsgroups on Sybase's support web site is provided free to all customers.

        Sybase Professional Services. The Company provides comprehensive consulting and integration services for its customers through the Sybase Professional Services organization, which employs more than 1,300 professionals worldwide. These service offerings assist customers on an enterprise-wide basis with migration, design and development, implementation, performance improvement, knowledge transfer and IT architecture projects, particularly in the areas of data warehousing, Web computing and occasionally connected computing. Services include architecture and resource planning, custom application design and development, performance and migration services, system administration and extensive SQL and Sybase product training.

        Training and Education Services. The Company provides a broad education curriculum for its customers allowing them to increase their proficiency in Sybase products. The Company offers basic and advanced classes from education centers in the United States, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. On-site and specially tailored customer classes are also available. A number of the Company's distributors also provide training. In addition to classroom training, Sybase also offers a number of videotape training materials for self-paced training. Training is also available through authorized third party providers. Sybase believes that customer training is as integral a component of its products as the software and documentation. The Sybase SKILS(TM) program also provides interactive multimedia training for users of Sybase products, and enables individuals and teams to train, answer technical questions and create their own reference notes.

SALES, MARKETING AND CUSTOMERS

        The Company markets its products both through a direct sales organization and through indirect sales channels comprised of commercial application partners, systems integrators, original equipment manufacturers, international distributors and other resellers. In general, enterprise database products, middleware and services are primarily marketed through the direct sales organization. Tools products and PC-oriented databases are marketed primarily through a combination of indirect channels and direct sales. In 1998, the Company expects to make changes in its sales model and sales compensation programs, and focus on increasing the number of discrete quota-carrying sales people. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. See "Part II, Item 5, Market For The Registrant's Common Stock And Related Stockholder Matters - Future Operating Results; Stock Price Volatility".

        Approximately 38%, 39% and 37% of the Company's total revenues for the years ended December 31, 1995, 1996 and 1997, respectively, were from international operations. As of December 31, 1997, the Company's subsidiaries licensed and supported the Company's products in Australia, Belgium, Brazil, Chile, China, Czech Republic, France, Germany, Hong Kong, Indonesia, Italy, Japan, Peru, South Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom and Venezuela. In 1997, the Company acquired its distributors in Argentina, Chile, Norway and Peru, and established a subsidiary in Venezuela, as well as a representative office in Lao PDR. In 1996, the Company established subsidiaries in the Philippines and Indonesia, and a liaison office in India. The Company also licenses its products through distributors in Europe, Asia and Latin America. In the future, the Company could experience fluctuations in international revenues and such fluctuations, could adversely affect the Company's financial results. For a discussion of certain risks associated with international operations, see "Part II, Item 5, Market For The Registrant's Common Stock And Related Stockholder Matters - Future Operating Results; Stock Price Volatility".

        The Company's customers are primarily Fortune 1000 companies in North America, or their equivalents in other geographic regions. Among the Company's primary market segments are financial services, insurance, telecommunications, defense and government agencies. Emerging segments include healthcare, the pharmaceutical industry, media and publishing, retail, transportation and utilities. No customer accounted for more than 10% of revenues during any of the years ended December 31, 1997, 1996 and 1995.

        The Company's products and services are offered in a wide variety of configurations depending on each customer's requirements and hardware environment. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Customers generally purchase nonexclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single user desktop tools or databases to several million dollars for enterprise solutions that can support hundreds or thousands of users throughout an organization. Under the Company's current standard forms of end-user license agreement, customers license software either for use on a single machine or by a single user, or for use in a networked environment by a specified number of users and/or machines. The Company's Adaptive Server Anywhere and PC-oriented databases, the Company's tool products, and products licensed through the telemarketing sales organization, are typically licensed under "break the seal" licenses. These licenses may not be enforceable in a number of jurisdictions.

        As is common in its industry, the Company's backlog is typically small and not a meaningful indicator of future revenues.

PRODUCT DEVELOPMENT

        Since inception, the Company has made substantial investments in research and product development. The Company believes that timely development of new products and enhancements to its existing products is essential to maintain a strong position in its market. During 1997, 1996 and 1995, product development and engineering expenses were $138.6 million, $164.7 million and $151.9 million, representing 15%, 16% and 16% of total revenues, respectively. Sybase currently is developing new products as well as enhancements to existing products in each of its major product categories of database, middleware and tools and Internet products. Sybase intends to continue to invest heavily in research and product development.

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

        The Company's future results will depend in part on its ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. The Company recently announced the development and anticipated availability dates of several products, including Adaptive Server(TM) Anywhere for Windows CE, which is scheduled to become generally available in the second quarter of 1998.

        The Company has experienced delays in introducing some new products in the past. Unanticipated delays in product availability schedules could result from various factors including development or testing difficulties, feature changes, software errors, shortages in appropriately skilled software engineers, and project management problems. Delays in the scheduled availability of these or other products, a lack of or decrease in market acceptance of new or enhanced products, or the Company's failure to accurately anticipate customer demand or to meet customer performance requirements or to anticipate competitive products and developments could have a material adverse effect on the Company's business and financial results. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction, or adversely affect commercial acceptance, of such products or give rise to warranty or other customer claims, which could, in turn, adversely affect the Company's financial results.

COMPETITION

        The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Informix Corporation, Microsoft Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales, and marketing resources, and a larger installed base than the Company. New or enhanced products, many of which have been announced and many of which are continually introduced by existing or future competitors in the software industry, could increase the competition faced by the Company's products from time to time and result in greater price pressure on certain of the Company's products, especially to the extent that market acceptance for personal computer-oriented technologies increases. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        The Company relies on a combination of trade secret, copyright, patent and trademark laws and contractual provisions to protect its proprietary rights in its software products. These protections may not be adequate in certain circumstances. As of February 1998, the Company had seventeen (17) issued patents, expiring between 2113 and 2115, covering various aspects of software technology. Competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, copyright and trade secret protection for the Company's products may be unavailable or unreliable in certain foreign countries. As the number of software products in the industry and the number of software patents increase, the Company believes that software developers may become increasingly subject to infringement claims. Third parties have in the past asserted, and may in the future assert, that their patents or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend or settle, and could have an adverse effect on the Company's business and results of operations. While the Company believes that its products do not infringe other parties' patents and proprietary rights, it cannot be certain that its products are not doing so. Infringement of valid third party patents and proprietary rights could have an adverse effect on the Company's business and results of operations. With respect to an increasing number of products, the Company relies on "break the seal" licenses not signed by the licensee to protect its proprietary rights. "Break the seal" licenses may be unenforceable under the laws of certain jurisdictions.

EMPLOYEES

        As of March 24, 1998, the Company and its subsidiaries had 5,216 employees, excluding temporary personnel and consultants. There were several changes in 1997 and early 1998 to the Company's executive management team. For example, in the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. In February 1998, the Company created the Office of the Chief Executive with shared leadership responsibilities between Messrs. Kertzman and Chen, who now also holds the title of Chief Executive Officer. Other management changes and additions were also effected in late 1997 and early 1998, including the appointment of several new Senior Vice Presidents in charge of several major business units. Further changes in management, the Company's recent financial performance, and a reduction in the overall number of Sybase employees made in February 1998 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales, and other aspects of the Company's operations and results.

ITEM 2. PROPERTIES

        The Company is headquartered in Emeryville, California, where it owns or leases administrative, sales and marketing and product development facilities in eight locations consisting of an aggregate of approximately 543,210 square feet. Sybase owns property comprising approximately 63,000 square feet of its headquarters facilities. The Company's leases with respect to its Emeryville headquarters facilities expire as follows: approximately 269,831 square feet in 1998, 36,671 square feet in 2000, 129,700 square feet in 2001 and 44,000 square feet in 2,002. The Company has renewal options, generally at the fair market value, under each of these headquarters leases. The area of Emeryville in which the Company's headquarters facilities are located includes significant amounts of landfill and was historically used for industrial and light industrial uses. Underground fuel storage tanks and soil contaminated from leaked fuel were removed, prior to Sybase's occupancy, from the owned property and one leased property included in Sybase's headquarters facilities. The cost of monitoring and treating these sites is less than $100,000 per year. As of December 31, 1997, the Company maintained an engineering center in Mountain View, California where it leased approximately 61,000 square feet of office space. According to their terms, the leases for the Mountain View facilities expire December 31, 1998, unless renewed by the Company. The Company also maintains engineering centers in Boulder, Colorado and in Concord, Massachusetts that are focused, respectively, on the development of the Company's middleware products and tools products.

        As of December 31, 1997, the Company's field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 120 locations in the United States, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Philippines, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Argentina, Chile, Venezuela, Peru and the United Kingdom aggregating approximately 1.9 million square feet. In addition, the Company owns a building in Concord, Massachusetts encompassing approximately 55,500 square feet and a building encompassing 10,500 square feet located in Maidenhead, England. The Company is in the process of leasing additional premises in various locations.

ITEM 3. LEGAL PROCEEDINGS

        Following the Company's announcements on January 2, 1998 and January 21, 1998 regarding its preliminary results of operations for the quarter and year ended December 31, 1997, several class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court, Northern District of California. The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages.

        On January 27, 1998, a purported shareholder derivative action was filed in the Superior Court of the State of California, County of Alameda. The complaint alleges that certain of the Company's present and former officers and/or directors breached fiduciary duties owed to the Company in connection with the underlying circumstances alleged in the securities class action complaints described above. Sybase is a nominal defendant in the action and no damages are sought from it.

        Following the Company's announcement on April 3, 1995 of its preliminary results for the first fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the U.S. District Court, Northern District of California. The complaints are similar to one another and allege violations of federal and state securities laws and request unspecified monetary damages. These actions have been consolidated, and a consolidated amended class action complaint was served on August 7, 1995. The parties are in pretrial discovery.

        Management believes that the claims alleged against it in all of the foregoing actions are without merit and intends to defend against the claims vigorously. In the opinion of management, resolution of such litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of such litigation could materially affect the Company's future results of operations or cash flows in a particular period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a stockholder vote in the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company who are elected by and serve in such capacities at the discretion of the Board of Directors, and their ages, as of March 24, 1998, are as follows:

Name                                              Age   Position
----------------------------------------------   ----   ------------------------------------------------------------------
Mitchell E. Kertzman .........................    49    Chairman of the Board, Chief Executive Officer
                                                        and Director

John S. Chen .................................    42    President, Chief Executive Officer and Director

Jack L. Acosta ...............................    50    Executive Vice President and Chief Financial Officer

Robert S. Epstein ............................    45    Executive Vice President, Chief Information Officer and Director

Michael S. Gardner ...........................    52    Senior Vice President, Worldwide Sales

Eric L. Miles ................................    51    Senior Vice President, Product Operations

Raj Nathan ...................................    44    Senior Vice President, Corporate Program Office

Michael E. Regan .............................    41    Senior Vice President, Worldwide Professional
                                                        Services

L. Mindi Butterfield .........................    36    Vice President, Marketing

Mitchell L. Gaynor ...........................    38    Vice President, General Counsel and Secretary

Pieter A. Van der Vorst ......................    43    Vice President and Corporate Controller

        Mr. Kertzman has served as a director since February 1995, as Chief Executive Officer since July 1996 and as Chairman of the Board since July 1997. Between February 1995 and July 1996 he served as an Executive Vice President and between July 1996 and July 1997 he served as President. In February 1995, Sybase merged with Powersoft Corporation ("Powersoft"), a leading provider of application development tools. Mr. Kertzman had served as Chief Executive Officer and a director of Powersoft since he founded it in 1974. He also served as President of Powersoft from 1974 to 1992. Mr. Kertzman is also a director of C-Net, Inc.

        Mr. Chen has served as President and a director since August 1997. In February 1998, the Company formed the Office of the Chief Executive, and Mr. Chen began to share the position of Chief Executive Officer with Mr. Kertzman. Between August 1997 and February 1998, Mr. Chen also held the position of Chief Operating Officer. Before joining Sybase, Mr. Chen served between March 1995 and July 1997 as the President of the Open Enterprise Computing Division of Siemens Nixdorf, a computer and electronics company, and as Chief Executive Officer and Chairman of the Siemens Pyramid subsidiary of Siemens Nixdorf. Before its acquisition by Siemens Nixdorf in March 1995, Mr. Chen served in various executive capacities with Pyramid Technology Corporation, a computer company, where he became Chief Operating Officer in October 1992 and President in June 1993.

        Mr. Acosta became Executive Vice President in February 1998, and has served as Chief Financial Officer since July 1996. From July 1996 through February 1998, Mr. Acosta also served as Senior Vice President. Prior to that, beginning in March 1995, he served as Vice President of Products Group Operations. From December 1994 though February 1995, Mr. Acosta served first as Vice President of SCG Business Operations, then as Vice President of Products Business Operations. From March 1993 through December 1994, Mr. Acosta was President and Chief Operating Officer of Tanon Manufacturing, Inc., an electronics manufacturing company. From October 1984 to February 1993, he was employed by Ungermann-Bass, Inc., a computer networking company. During that period, he held various titles, including Executive Vice President, Corporate Operations, and Chief Financial Officer.

        Dr. Epstein is a founder of the Company and has served as Executive Vice President and as a director since November 1984. Since November 1996, Dr. Epstein has also served as Chief Information Officer of the Company. From December 1995 to November 1997, Dr. Epstein served as a director of First Virtual Holding, Inc. He currently is the Chairman of the Board of Colorado Microdisplay, a privately-held company, where he has been a director since August 1996.

        Mr. Gardner joined Sybase in February 1998 as Senior Vice President, Worldwide Sales. Immediately prior to joining Sybase, Mr. Gardner served as Chief Operating Officer of ACT Networks, an integrated multimedia access company, beginning in December 1996. From June 1995 through November 1996, he was President of Whittaker Corporation (formerly Hughes Lan Systems), a networking hardware company. From May 1994 through June 1995, he held the position of Senior Vice President of Sales and Marketing at Ungermann-Bass, Inc. Prior to that, Mr. Gardner was Chief Operating Officer of Advanced Computer Communications from February 1992 through April 1994.

        Mr. Miles joined Sybase in December 1997 as Senior Vice President, Product Operations. From November 1995 until he joined Sybase, Mr. Miles served as Vice President, Product Development at Informix Corporation, a database software company. Prior to that, he served as Vice President, Applications Development at Ross Systems from September 1994 through November 1995. From January through September 1994, Mr. Miles was President of the Ingres business unit of Ask Corporation, a software company. Before that, he was corporate vice president at Amdahl Corporation, and also held various positions with Bank of America and IBM.

        Dr. Nathan joined Sybase in November 1997 as Senior Vice President, Corporate Program Office. From May through November 1997, he served as President and CEO of Siemens Pyramid, and held a number of executive positions with Siemens Pyramid prior to that. From 1985 through 1991, Dr. Nathan was manager of manufacturing engineering and director of systems engineering at Unisys Corporation. Before moving into the software industry, he taught engineering at Kansas State University.

        Mr. Regan became Senior Vice President, Worldwide Professional Services in February 1998. Prior to that, he served as vice president and general manager of Sybase's Server Product Group. Over the past nine years, Mr. Regan has held a variety of positions at Sybase, including general manager of the applications solution division, and a vice president of Sybase Professional Services. Prior to joining Sybase in February 1988, Mr. Regan worked for Cullinet Software where he was the director of that company's federal consulting practice.

        Ms. Butterfield has served as Vice President, Marketing since February 1997. Prior to that, beginning in January 1996, she served as Vice President of Workplace Marketing and Vice President of Product Group Marketing Communications. From September 1992 to January 1996, Ms. Butterfield held various positions with the Powersoft division (formerly Powersoft Corporation), including Director of Marketing Communications. From March 1991 until she joined Powersoft Corporation, Ms. Butterfield was a sales representative for Bachman Information Systems, Inc., an application development company.

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

        Mr. Van der Vorst became Vice President and Corporate Controller in November 1997. Prior to that, he served as Sybase's Vice President, Tax and Corporate Accounting beginning in April 1997. From the time he joined Sybase in December 1991 through April 1997, Mr. Van der Vorst held various other positions, including Director of Tax and Assistant Controller. Prior to joining Sybase, Mr. Van der Vorst held positions with Cetus Corporation, a biotechnology company, Specta Physics, Inc., a laser manufacturing company, Levi Strauss & Company and Price Waterhouse.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

        Sybase, Inc. Common Stock, par value $.001, is traded on the NASDAQ National Market System under the symbol "SYBS." The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the NASDAQ National Market System for the quarters indicated.

                                     High       Low
                                    ------    ------
Fiscal 1996:

Quarter ended March 31, 1996        $37.13    $22.25
Quarter ended June 30, 1996         $27.38    $21.50
Quarter ended September 30, 1996    $20.00    $14.38
Quarter ended December 31, 1996     $20.50    $13.88

Fiscal 1997:

Quarter ended March 31, 1997        $20.00    $13.25
Quarter ended June 30, 1997         $16.88    $12.50
Quarter ended September 30, 1997    $20.75    $12.50
Quarter ended December 31, 1997     $23.50    $12.00

        The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

        The closing sale price of the Company's Common Stock as reported in the NASDAQ National Market System on March 24, 1998 was $9.56. The number of stockholders of record of the Company's Common Stock as of March 24, 1998 was 2,371.

FUTURE OPERATING RESULTS; STOCK PRICE VOLATILITY

        The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the quarter and year ended December 31, 1997 are not necessarily indicative of results for the quarter and fiscal year ending December 31, 1998 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

        The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fee decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. For example, the Company currently anticipates that revenues and earnings in the first quarter of 1998 will be lower than in the fourth quarter of 1997. As a result of the seasonal impact on revenues, an anticipated restructuring charge of approximately $70 million which the Company has announced it will incur in 1998, and forecasted expenses, the Company anticipates it will incur both an operating loss and a net loss in the first quarter of 1998. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first and second quarters of 1996. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firm and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

        In 1998, the Company expects to make changes to the sales coverage model and sales compensation programs, and focus on increasing the number of discrete quota-carrying sales people. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. In February 1998, the Company appointed Michael S. Gardner Senior Vice President of Worldwide Sales. In April 1998, Mr. Gardner will assume responsibility for overseeing the Company's worldwide sales force from Mike Forster, Senior Vice President of Worldwide Field Operations, who will retire at the end of 1998. In the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. In February 1998, the Company created the Office of the Chief Executive with shared leadership responsibilities between Messrs. Kertzman and Chen, who now also holds the title of Chief Executive Officer. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect productivity, expenses and revenues.

        The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995, 1996 and 1997 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenues and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. For example, due to a variety of factors, the Company's stock price declined significantly during the first quarter of 1996 and in 1998. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

        An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company recently acquired operations in Chile, Argentina, Norway and Peru. In addition there have been several management and organizational changes within the international operations. For example, in 1998, the country managers in Australia, Thailand and Japan resigned or were replaced. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables, and the recognition of revenue in the fourth quarter of 1997.

        The market for the Company's software products and services is extremely competitive. For a discussion of risks associated with competition, see "Part I,
Item I, Business - Competition".

        The Company's future results will depend in part on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. See "Part I, Item I, Business - Product Development".

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

        Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or by the advertising or marketing efforts of competitors that could affect customer perception. In addition, customer perception of Sybase and its products could be adversely affected by financial results, particularly revenues and profitability, reported for the 1997 fiscal year or future periods, by the market share of the Company's products and by related press reports.

        The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. See "Part I, Item I, Business - Employees".

        Sybase currently ships most of its products in North America (other than its Powersoft(R) products) from its Emeryville, California distribution facility. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of the quarter, the closure or inoperability of this facility during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter.

        The Company has acquired a number of companies in the past. Most recently, in February 1998, the Company acquired Intellidex Systems, a provider of meta data management technology for deploying and managing data warehouse environments, The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

        In February 1998, the Company announced that it will incur a restructuring charge of approximately $70 million in connection with a Company-wide reorganization which is intended to reduce Sybase's cost structure by approximately $100 million on an annualized basis. The Company will continue to evaluate its business, products, and results of operations, and accordingly, the Company may incur further restructuring charges in the first quarter and in the future. The actual amount of such charge could exceed the estimated amount and actual expense savings in the future could be offset by other expense increases or changes in the Company's business. However, as these are forward-looking statements, future actual results may differ based on the factors described above.

        In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition ("SOP 97-2"), which supersedes SOP 91-1. The Company will be required to adopt this standard in the first quarter of 1998. Restatement of prior financial statements is prohibited. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued. Accordingly, the Company is not able to currently determine the effect, if any, that adoption of SOP 97-2 will have on its existing revenue recognition practices; depending on the implementation guidelines that ultimately emerge, the amount and timing of revenue recognized could be adversely affected.

Year 2000

        The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issue is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

        The Company has completed an initial assessment of its worldwide infrastructure systems (e.g., computer and telephone systems) and its business systems (e.g., revenue, sales and marketing and finance functions) to determine what actions are required to resolve the Year 2000 issue. As of February 1998, approximately two-thirds of Company's systems had been tested or certified to be Year 2000 compatible. Of the remaining one-third, approximately half are scheduled for upgrades from suppliers which will be installed over the coming year. The Company anticipates completion of testing on the remaining systems in the second quarter of 1998. For systems which are not either vendor-certified or internally certified to be Year 2000 compatible, the Company will endeavor to upgrade or modify those systems where possible, and otherwise retire systems where necessary. The Company believes it will have identified solutions available for all of its systems before the end of 1998, and expects to install all solutions by April of 1999. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and other uncertainties.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" of the Registrant's 1997 Annual Report to Stockholders.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 1997 Annual Report to Stockholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the Consolidated Financial Statements, related notes thereto and Report of Independent Auditors which appear in the Registrant's 1997 Annual Report to Stockholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998 (the "Proxy Statement"), to be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 1997. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Report on Form
10-K:

        1. Financial Statements. The following Consolidated Financial Statements of Sybase, Inc. and Report of Independent Auditors are incorporated by reference to the Registrant's 1997 Annual Report to Stockholders:

                                                                                              Pages Located
                                                                                              in 1997 Annual
                                                                                                Report to
                                                                                               Stockholders
                                                                                              --------------
Report of Independent Auditors                                                                       15

Consolidated Balance Sheets as of December 31, 1997 and 1996                                         16

Consolidated Statements of Operations for the Three Years Ended December 31, 1997                    17

Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1997          18

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997                    19

Notes to Consolidated Financial Statements                                                      20 - 33


        2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 1997, 1996 and 1995 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Sybase, Inc.
                                                                 Form
                                                                 10-K
            Schedule                                             Page
--------------------------------------                           ----
 II Valuation and Qualifying Accounts                             25

        Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth herein is included in the Consolidated Financial Statements or notes thereto.

        3. Exhibits Required by Item 601 of Regulation S-K. The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1991 Employee Stock Purchase Plan, as amended, and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended, Exhibit 10.2, (ii) 1993 Sybase Executive Incentive Plan,
Exhibit 10.3, (iii) Sybase, Inc. 401(K) Plan, as amended, Exhibit 10.4, (iv) 1992 Director Stock Option Plan, as amended, Exhibit 10.5, (v) 1988 Stock Option Plan, as amended, Exhibit 10.1, (vi) Executive Deferred Compensation Plan,
Exhibit 10.6, (vii) 1996 Stock Plan, as amended, and form of Stock Option Agreement, Exhibit 10.20, (viii) Form of Statement of Employment Terms, Exhibit 10.21, (ix) Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman, Exhibit 10.13, (x) Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta, Exhibit 10.14, (xi) Retirement Agreement and General Release between Sybase, Inc. and Michael Forster dated as of March 11, 1998, Exhibit 10.22,
(xii) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997, Exhibit 10.23, (xiii) Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998, Exhibit 10.26.

           The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

        Exhibit No.                 Description

          3.1(4) Restated Certificate of Incorporation of Registrant, as amended

          3.2       Bylaws of Registrant, as amended

          4.1 Preferred Share Rights Agreement dated as of March 24, 1992 between Registrant and The First National Bank of Boston, as amended, (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (file no. 33-81692) filed July 18, 1994)

          10.1 1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended

          10.2 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended

          10.3(6)   Sybase Executive Incentive Plan

          10.4(1)   Sybase, Inc. 401(k) Plan, as amended

          10.5(7)   1992 Director Stock Option Plan, as amended

          10.6(6)   Executive Deferred Compensation Plan

          10.7(1) Standard Office Lease dated March 10, 1988 between Registrant and Bay Center Associates

          10.8(1) Standard Office Lease dated April 17, 1989 between Registrant and P.O. Partners

          10.9(1) Standard Office Lease dated April 21, 1989 between Registrant and Christie Avenue Partners

          10.10(1)  Form of Indemnification Agreement

          10.11(3) Second Amendment dated as of November 24, 1992 to Standard Office Lease dated April 21, 1989 between the Registrant and Christie Avenue Partners

          10.12(3) Lease dated October 1, 1992 between JS - Bay Center Associates and the Registrant

          10.13 Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman

          10.14 Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta

          10.15(5) Powersoft Corporation 1984 Incentive Stock Option Plan, as amended

          10.16(5) Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan

          10.17(5) Powersoft Corporation 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

          10.18(5) Powersoft Corporation Forms of Incentive and Non-Qualified Stock Option Granted under the 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

          10.19(5) Powersoft Corporation 1994 Amended and Restated Employee Stock Purchase Plan

          10.20     1996 Stock Plan, as amended, and form of Stock Option
                    Agreement

          10.21(7)  Form of Statement of Employment Terms

          10.22 Retirement Agreement and General Release between Sybase, Inc. and Michael Forster dated as of March 11, 1998

          10.23(8) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997

          10.24 Office Lease dated March 17, 1998, Building A - Bay Center between Sybase, Inc. and JS Bay Center Associates

          10.25 Office Lease dated March 17, 1998, Building C - Bay Center between Sybase, Inc. and JS Bay Center Associates

          10.26 Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998

          13.1(2)   Proxy for 1998 Annual Meeting of Stockholders

          13.2 Pages 4 - 36 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (except for the portions of the 1997 Annual Report to the Stockholders expressly incorporated by reference in the Report on Form 10-K, the 1997 Annual Report to Stockholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed")

          21        Subsidiaries of Registrant

          23.1      Consent of Independent Auditors

          27        Financial Data Schedules


(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

(2) To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

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

(8) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8K" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


           (b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the quarter ended December 31, 1997.

II Valuation and Qualifying Accounts


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 -------------

                                  SYBASE, INC.

------------------------------------------------------------------------------------------------------------------------------------
                COL. A                                      COL. B                  COL. C                  COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  ADDITIONS
                                                                         -----------------------------
                                                          Balance at      Charged to      Charged to                      Balance at
                                                          Beginning         Costs           Other                          End of
             DESCRIPTION                                  of Period      and Expenses      Accounts       Deletions        Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Deducted from asset accounts:
      Allowance for doubtful accounts                    $28,242,000     $ 1,484,000     $45,582,000 A   $44,635,000 B   $30,673,000
      Allowance for amortization of intangible assets     28,965,000      14,523,000                                      43,488,000
                                                         -----------     -----------     -----------     -----------     -----------
        Totals                                           $57,207,000     $16,007,000     $45,582,000     $44,635,000     $74,161,000
                                                         ===========     ===========     ===========     ===========     ===========

Year ended December 31, 1996:
   Deducted from asset accounts:
      Allowance for doubtful accounts                    $19,304,000     $11,713,000     $34,505,000 A   $37,280,000 B   $28,242,000
      Allowance for amortization of intangible assets     21,969,000       6,996,000                                      28,965,000
                                                         -----------     -----------     -----------     -----------     -----------
        Totals                                           $41,273,000     $18,709,000     $34,505,000     $37,280,000     $57,207,000
                                                         ===========     ===========     ===========     ===========     ===========

Year ended December 31, 1995:
   Deducted from asset accounts:
      Allowance for doubtful accounts                    $15,903,000     $   867,000     $27,802,000 A   $25,268,000 B   $19,304,000
      Allowance for amortization of intangible assets     12,996,000       8,973,000                                      21,969,000
                                                         -----------     -----------     -----------     -----------     -----------
        Totals                                           $28,899,000     $ 9,840,000     $27,802,000     $25,268,000     $41,273,000
                                                         -----------     -----------     -----------     -----------     -----------

A  Charged against revenue
B  Uncollectible accounts written off and recoveries

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      SYBASE, INC.


                                      By:    /s/ MITCHELL E. KERTZMAN
                                             ----------------------------------
March 24, 1998                                   Mitchell E. Kertzman
                                                 Chairman of the Board
                                                 and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                                                          Title                                    Date
-----------------------------------------------     ---------------------------------------------      --------------
/s/ MITCHELL E. KERTZMAN                            Chairman of the Board, Chief                       March 24, 1998
-----------------------------------------------     Executive Officer (Principal
(Mitchell E. Kertzman)                              Executive Officer) and Director


/s/ JOHN S. CHEN                                    President, Chief Executive                         March 24, 1998
-----------------------------------------------     Officer (Principal Executive Officer)
(John S. Chen)                                      and Director


/s/ JACK L. ACOSTA                                  Executive Vice President and                       March 24, 1998
-----------------------------------------------     Chief Financial Officer (Principal
(Jack L. Acosta)                                    Financial Officer)


/s/ ROBERT S. EPSTEIN                               Executive Vice President                           March 24, 1998
-----------------------------------------------     and Director
(Robert S. Epstein)


/s/ PIETER A. VAN DER VORST                         Vice President and Corporate                       March 24, 1998
-----------------------------------------------     Controller  (Principal Accounting
(Pieter A. Van der Vorst)                           Officer)


/s/ RICHARD C. ALBERDING                            Director                                           March 24, 1998
-----------------------------------------------
(Richard C. Alberding)

/s/ L. WILLIAM KRAUSE                               Director                                           March 24, 1998
-----------------------------------------------
(L. William Krause)

/s/ DAVID E. LIDDLE                                 Director                                           March 24, 1998
-----------------------------------------------
(David E. Liddle)

/s/ ALAN B. SALISBURY                               Director                                           March 24, 1998
-----------------------------------------------
(Alan B. Salisbury)

/s/ ROBERT P. WAYMAN                                Director                                           March 24, 1998
-----------------------------------------------
(Robert P. Wayman)

/s/ JEFFREY T. WEBBER                               Director                                           March 24, 1998
-----------------------------------------------
(Jeffrey T. Webber)

                                  EXHIBIT INDEX


       Exhibit No.  Description

          3.1(4) Restated Certificate of Incorporation of Registrant, as amended

          3.2       Bylaws of Registrant, as amended

          4.2 Preferred Share Rights Agreement dated as of March 24, 1992 between Registrant and The First National Bank of Boston, as amended, (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (file no. 33-81692) filed July 18, 1994)

          10.2 1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended

          10.2 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended

          10.3(6)   Sybase Executive Incentive Plan

          10.4(1)   Sybase, Inc. 401(k) Plan, as amended

          10.5(7)   1992 Director Stock Option Plan, as amended

          10.6(6)   Executive Deferred Compensation Plan

          10.7(1) Standard Office Lease dated March 10, 1988 between Registrant and Bay Center Associates

          10.8(1) Standard Office Lease dated April 17, 1989 between Registrant and P.O. Partners

          10.9(1) Standard Office Lease dated April 21, 1989 between Registrant and Christie Avenue Partners

          10.10(1)  Form of Indemnification Agreement

          10.11(3) Second Amendment dated as of November 24, 1992 to Standard Office Lease dated April 21, 1989 between the Registrant and Christie Avenue Partners

          10.12(3) Lease dated October 1, 1992 between JS - Bay Center Associates and the Registrant

          10.15 Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman

          10.16 Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta

          10.15(5) Powersoft Corporation 1984 Incentive Stock Option Plan, as amended

          10.16(5) Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan

          10.17(5) Powersoft Corporation 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

          10.18(5) Powersoft Corporation Forms of Incentive and Non-Qualified Stock Option Granted under the 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

          10.19(5) Powersoft Corporation 1994 Amended and Restated Employee Stock Purchase Plan

          10.20     1996 Stock Plan, as amended, and form of Stock Option
                    Agreement

          10.21(7)  Form of Statement of Employment Terms

          10.23 Retirement Agreement and General Release between Sybase, Inc. and Michael Forster dated as of March 11, 1998

          10.23(8) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997

          10.24 Office Lease dated March 17, 1998, Building A - Bay Center between Sybase, Inc. and JS Bay Center Associates

          10.26 Office Lease dated March 17, 1998, Building C - Bay Center between Sybase, Inc. and JS Bay Center Associates

          10.26 Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998

          13.1(2)   Proxy for 1998 Annual Meeting of Stockholders

          13.2 Pages 4 - 36 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (except for the portions of the 1997 Annual Report to the Stockholders expressly incorporated by reference in the Report on Form 10-K, the 1997 Annual Report to Stockholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed")

          21        Subsidiaries of Registrant

          23.1      Consent of Independent Auditors

          27        Financial Data Schedules


(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

(2) To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

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

(8) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8K" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.