Form 10-Q
period 1998-03-31
SYBASE INC
filed 1998-05-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                   6475 Christie Avenue, Emeryville, CA 94608
                   ------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (510) 922-3500


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On April 30, 1998, 80,862,281 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


                                      INDEX


                                                                                          Page
                                                                                          ----
Part I:     Financial Information (Unaudited)

      Item 1:     Financial Statements

      Condensed Consolidated Balance Sheets at March 31, 1998                               3
      and December 31, 1997

      Condensed Consolidated Statements of Operations for the                               4
      three months ended March 31, 1998 and March 31, 1997


      Condensed Statement of Stockholders' Equity for the three                             5
      months ended March 31, 1998 and March 31, 1997

      Condensed Consolidated Statements of Cash Flows                                       6
      for the three months ended March 31, 1998 and
      March 31, 1997

      Notes to Condensed Consolidated Financial Statements                                  7

      Item 2:  Management's Discussion and Analysis of                                      9
      Financial Condition and Results of Operations


Part II:    Other Information

      Item 6:  Exhibits and Reports on Form 8-K                                            20


Signatures                                                                                 21

ITEM 1:  FINANCIAL STATEMENTS

                                  SYBASE, INC.
                              ---------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             March 31,          December 31,
(In thousands, except share data)                                              1998                1997
                                                                             ---------           ---------
                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                                $ 122,714           $ 188,876
    Short-term cash investments                                                 42,711              47,127
                                                                             ---------           ---------
       Total cash, cash equivalents and short-term cash investments            165,425             236,003

    Accounts receivable, net                                                   195,078             204,411
    Deferred income taxes                                                       16,973              16,973
    Other current assets                                                        26,192              18,274
                                                                             ---------           ---------

         Total currents assets                                                 403,668             475,661

Long-term cash investments                                                      10,116              10,134
Property, equipment and improvements, net                                      138,950             149,661
Deferred income taxes                                                           24,076              24,077
Capitalized software, net                                                       43,041              44,208
Restricted cash deposits                                                        13,276                  --
Other assets                                                                    70,345              77,884
                                                                             ---------           ---------

       Total assets                                                          $ 703,472           $ 781,625
                                                                             =========           =========


Current liabilities:
    Accounts payable                                                         $   7,986           $  19,521
    Accrued compensation and related expenses                                   41,722              43,974
    Accrued income taxes                                                        28,084              31,800
    Other accrued liabilities                                                  120,236              95,476
    Deferred revenue                                                           171,964             170,473
    Other current liabilities                                                   36,045              46,907
                                                                             ---------           ---------

         Total current liabilities                                             406,037             408,151

Other liabilities                                                                1,817               1,959

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, $0.001 par value, 8,000,000
       shares authorized; none issued or outstanding                                --                  --
    Common stock, $0.001 par value, 200,000,000
       shares authorized; 80,823,012 shares issued
       and outstanding (1997 - 79,998,287)                                          81                  80
    Additional paid-in capital                                                 405,136             397,925
    Accumulated deficit                                                        (90,537)             (9,343)
    Accumulated translation adjustments                                        (19,062)            (17,147)
                                                                             ---------           ---------

       Total stockholders' equity                                              295,618             371,515
                                                                             ---------           ---------

       Total liabilities and stockholders' equity                            $ 703,472           $ 781,625
                                                                             =========           =========


See accompanying notes.

                                  SYBASE, INC.
                              ---------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Three months ended
                                                                       -----------------------------
                                                                        March 31,          March 31,
(In thousands, except per share data)                                     1998                1997
                                                                       ---------           ---------

Revenues:
    License fees                                                       $  96,004           $ 127,392

    Services                                                             110,813             104,809
                                                                       ---------           ---------
               Total revenues                                            206,817             232,201



    Costs and expenses:
       Cost of license fees                                               10,098               8,058

       Cost of services                                                   62,782              61,878

       Sales and marketing                                               108,434             114,597

       Product development and engineering                                37,133              35,300

       General and administrative                                         16,425              17,363

       Cost of restructuring                                              51,694                  --
                                                                       ---------           ---------
              Total costs and expenses                                   286,566             237,196
                                                                       ---------           ---------
Operating loss                                                           (79,749)             (4,995)



Interest income                                                            2,702               1,913
Interest expense and other, net                                             (627)               (907)
                                                                       ---------           ---------
Loss before income taxes                                                 (77,674)             (3,989)

Provision for income taxes                                                 3,520               2,171
                                                                       ---------           ---------

               Net loss                                                $ (81,194)          $  (6,160)
                                                                       =========           =========


Basic and diluted net loss per share                                   $   (1.01)          $   (0.08)
                                                                       =========           =========

Shares used in computing basic and diluted net loss per share             80,409              77,504

See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


(In thousands)                                                                   Retained       Accumulated
                                                    Common          Additional   Earnings          Other
                                             -------------------     Paid-in   (Accumulated    Comprehensive
                                              Shares      Amount     Capital     Deficit)       Income (loss)      Total
                                             --------    -------     --------    --------         --------       --------
Balances at December 31, 1996                  76,609        $77     $359,161     $46,081          $(8,511)      $396,808
Common stock issued in connection
   with business combinations                     750                  12,000                                      12,000
Common stock issued under stock
   option and stock purchase plans              1,086          1       10,869                                      10,870
                                             --------    -------     --------    --------         --------       --------
Subtotal                                       78,445         78      382,030      46,081           (8,511)       419,678
                                             --------    -------     --------    --------         --------       --------

Net loss                                                                           (6,160)                         (6,160)
Foreign currency translation adjustment                                                             (3,061)        (3,061)
                                             --------    -------     --------    --------         --------       --------
Comprehensive loss                                                                 (6,160)          (3,061)        (9,221)
                                             --------    -------     --------    --------         --------       --------
Balances at March 31, 1997                     78,445        $78     $382,030     $39,921         $(11,572)      $410,457
                                             ========    =======     ========    ========         ========       ========

Balances at December 31, 1997                  79,998        $80     $397,925     $(9,343)        $(17,147)      $371,515
Common stock issued under stock
   option and stock purchase plans                825          1        7,211                                       7,212
                                             --------    -------     --------    --------         --------       --------
Subtotal                                       80,823         81      405,136      (9,343)         (17,147)       378,727
                                             --------    -------     --------    --------         --------       --------


Net loss                                                                          (81,194)                        (81,194)
Foreign currency translation adjustment                                                             (1,915)        (1,915)
                                             --------    -------     --------    --------         --------       --------
Comprehensive loss                                                                (81,194)          (1,915)       (83,109)
                                             --------    -------     --------    --------         --------       --------

Balances at March 31, 1998                     80,823        $81     $405,136    $(90,537)        $(19,062)      $295,618
                                             ========    =======     ========    ========         ========       ========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                                                        Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                        1998                 1997
                                                                                      ---------           ---------
Cash and cash equivalents, beginning of year                                          $ 188,876           $ 156,796

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (81,194)          $  (6,160)
     Adjustments to reconcile net loss to
                       net cash (used for)/provided by operating activities:
             Depreciation and amortization                                               30,845              26,282
             Write-off of assets in restructuring                                        23,126                  --
             Changes in assets and liabilities:
                 Accounts receivable                                                      8,319              25,388
                 Other current assets                                                    (8,161)             (6,973)
                 Accounts payable                                                       (11,535)                (14)
                 Accrued compensation and related expenses                               (2,252)             (8,520)
                 Accrued income taxes                                                    (3,716)             (1,825)
                 Other accrued liabilities                                               12,183             (10,168)
                 Deferred revenues                                                        1,491               1,941
                 Other                                                                     (191)                (60)
                                                                                      ---------           ---------
Net cash (used for)/provided by operating activities                                    (31,085)             19,891

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Restricted cash deposits                                                           (13,276)                 --
     Purchases of available-for-sale cash investments                                    14,319             (12,228)
     Maturities of available-for-sale cash investments                                  (11,742)              3,978
     Sales of available-for-sale cash investments                                         3,124               8,200
     Business combinations, net of cash acquired                                         (5,000)             (3,031)
     Purchases of property, equipment and improvements                                   (9,262)            (11,569)
     Capitalized software development costs                                              (4,131)             (4,088)
     Decrease in other assets                                                               314               1,328
                                                                                      ---------           ---------
Net cash used for investing activities                                                  (25,654)            (17,410)

CASH FLOWS (USED FOR)/PROVIDED BY FINANCING ACTIVITIES:
     Increase (decrease) in other current liabilities                                   (10,862)              9,667
     Net proceeds from issuance of common stock                                           7,212              10,870
                                                                                      ---------           ---------
Net cash (used for)/provided by financing activities                                     (3,650)             20,537

Effect of exchange rate changes on cash                                                  (5,773)             (3,554)
                                                                                      ---------           ---------

Net (decrease) increase in cash and cash equivalents                                    (66,162)             19,464

Cash and cash equivalents, end of period                                                122,714             176,260
Cash investments, end of period                                                          52,827              17,798
                                                                                      ---------           ---------
Total cash, cash equivalents and cash investments, end of period                      $ 175,541           $ 194,058
                                                                                      =========           =========

Supplemental disclosures:
     Interest paid                                                                    $     298           $     140
                                                                                      =========           =========
     Income taxes paid                                                                $   6,908           $   4,465
                                                                                      =========           =========


 See accompanying notes

                                  SYBASE, INC.
                              ---------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Sybase and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, cash flows and stockholders' equity as of and for the dates and periods stated. The condensed consolidated balance sheet as of December 31, 1997 has been prepared from the audited consolidated financial statements of the Company.

2. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and notes included therein. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire fiscal year ending December 31, 1998.

3. On February 2, 1998, Sybase acquired Intellidex Systems, L.L.C., (Intellidex) a provider of data management technology for deploying and managing data warehouse environments. Under terms of the acquisition agreement, Sybase paid $5,000,000 in cash for certain assets and assumed certain liabilities of Intellidex. Of the amount paid, $3,737,000, was allocated to purchased software and the balance of $1,263,000 was allocated to goodwill. In addition, pursuant to the terms of the agreement, Sybase, Inc. is obligated to make contingent payments based on certain agreed upon performance criteria. The maximum additional amount payable over an aggregate three-year period is equal to $10,000,000. The transaction was accounted for as a purchase. The results of operations of Intellidex are not material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

4. In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs, and focusing the Company's products and personnel around its core businesses. The Company's restructuring actions in the first quarter of 1998, consisted primarily of terminating certain product lines, terminating employees and vacating certain facilities, and canceling real estate leases as a result of these employee terminations. These actions resulted in a charge to operations in the first quarter of 1998 of approximately $51,600,000, including approximately $12,000,000 for employee severance and related items, $15,500,000 for vacating facilities, canceling real estate leases, and writing off related assets, $8,600,000 for expenses related to discontinued products including the write-off of capitalized software, and $15,500,000 for other restructuring related items. Of the $51,600,000 restructuring charge, $10,200,000 was paid in the first quarter of 1998, $18,300,000 was included in other accrued liabilities at March 31, 1998 and $23,100,000 consisted of write-offs of property, equipment and improvements, capitalized software development costs, and other assets. The Company expects that the majority of the remaining $18,300,000 accrued liability balance at March 31, 1998 will be expended in 1998. On February 26, 1998, the Company terminated approximately 600 employees as part of the restructuring. The Company estimates it will incur an additional $18,400,000 in restructuring charges for the remainder of 1998, bringing the total amount for 1998 to approximately $70,000,000.

5. Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

6. On February 18, 1998, the Board of Directors authorized the repurchase of up to $25 million of the Company's outstanding common stock. Subject to price and market conditions, these purchases will be made from time to time in open market transactions using available cash balances. No repurchases of common stock under the program had been made as of March 31, 1998.

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Effective January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which states that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. Prior year financial statements have been reclassified to confirm to the requirements of Statement 130. During the first quarters of 1998 and 1997, the Company's comprehensive losses amounted to $83,109,000 and $9,221,000, respectively.

8. Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes SOP 91-1. Restatement of prior financial statements is prohibited. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", which defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. All other provisions of SOP 97-2 remain in effect.

9. In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (Statement 131) which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will comply with the requirements of Statement 131 in its annual consolidated financial statements for the year ending December 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)


                                                       Three Months Ended       Three Months Ended
                                                            3/31/98                   3/31/97              Percent Change
                                                      ---------------------     --------------------     --------------------
License fees                                                 $ 96.0                    $127.4                   (25)%
      Percentage of total revenues                              46%                       55%

Services                                                      110.8                     104.8                     6%
      Percentage of total revenues                              54%                       45%

Total revenues                                               $206.8                    $232.2                   (11)%


Total revenues for the first quarter of 1998 decreased 11 percent to $206.8 million compared to $232.2 million achieved in the first quarter of 1997. License fees revenues decreased 25 percent to $96.0 million in the first quarter of 1998, down from $127.4 million achieved in the first quarter of 1997. The Company believes the decrease in license fees revenues was primarily due to slower sales in North America and Asia and the impact of companies continuing to reallocate technology resources toward "Year 2000" compliance solutions. Additionally, due to ongoing uncertain economic conditions in the Asia Pacific region, the Company continues its conservative approach to business and accounting practices in the region.

Services revenues grew 6 percent to $110.8 million in the first quarter 1997, up from $104.8 million achieved in the first quarter of 1997. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products and product support and maintenance fees. Services revenues as a percentage of total revenues increased to 54 percent in the first quarter of 1998, up from 45 percent in the first quarter of 1997.

The increase in services revenues in absolute dollars resulted, in part, from the increase in support and maintenance service fees related to the Company's growing installed base, both in terms of directly supported sites as well as additional users and the renewal of maintenance contracts. The increase in service revenues also resulted from increased demand for the Company's consulting and other services. The Company expects services revenue to continue to increase in absolute dollars in 1998, based upon management's commitment to providing complete technology solutions and world-class support for the Company's customers. However, as this is a forward-looking statement, future actual results may differ based on the factors described in "Future Operating Results."

GEOGRAPHICAL REVENUES
 (DOLLARS IN MILLIONS)


                                                      Three Months Ended        Three Months Ended
                                                            3/31/98                   3/31/97             Percent Change
                                                     ----------------------     --------------------     -----------------
North American                                              $121.1                    $149.5                   (19)%
      Percentage of total revenues                             59%                       64%

International:
   European                                                   $62.9                     $55.3                   14%
      Percentage of total  revenues                            30%                       24%

   Intercontinental                                           $22.8                     $27.3                  (16)%
      Percentage of total revenues                             11%                       12%

Total International:                                          $85.7                     $82.7                    4%
      Percentage of total revenues                             41%                       36%

Total Revenues                                               $206.8                    $232.2                  (11)%


North American revenues (United States, Canada and Mexico) decreased 19 percent in the first quarter of 1998 to $121.1 million from $149.5 million in the first quarter of 1997 as a result of decreased license fees revenues. International revenues increased 4 percent in the first quarter of 1998 to $85.7 million from $82.7 million in the first quarter of 1997. European revenues were up 14 percent in the first quarter of 1998 to $62.9 million from $55.3 million in the first quarter of 1997. The strong performance in Europe reflects increased license fees revenues. Intercontinental revenues (Japan, Asia Pacific and South America) decreased 16 percent in the first quarter of 1998 to $22.8 million from $27.3 million in the first quarter of 1997. The decrease in Intercontinental revenues is primarily due to more conservative business and accounting practices implemented during 1997 in the Asia Pacific region.

International revenues comprised 41 percent of total revenues in the first quarter of 1998, up from 36 percent in the first quarter of 1997. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues as a percentage of total revenues in the future.

COSTS AND EXPENSES
 (DOLLARS IN MILLIONS)


                                                        Three Months Ended        Three Months Ended
                                                             3/31/98                   3/31/97              Percent Change
                                                       ---------------------     ---------------------     ------------------
Cost of license fees                                            $10.1                      $8.1                   25%
      Percentage of license fees revenues                         11%                        6%

Cost of services                                                $62.8                     $61.9                    1%
      Percentage of services revenues                             57%                       59%

Sales and marketing                                            $108.5                    $114.6                   (5)%
      Percentage of  total  revenues                              52%                       49%

Product development & engineering                               $37.1                     $35.3                    5%
      Percentage of total revenues                                18%                       15%

General and administrative                                      $16.4                     $17.4                   (6)%
      Percentage of total revenues                                 8%                        7%

Cost of restructuring                                           $51.6                       --
      Percentage of total revenues                                25%                       --


Cost of License Fees

Cost of license fees, consisting primarily of product costs (media and documentation), amortization of capitalized software development costs and third-party royalty costs, increased in absolute dollars in the first quarter of 1998 to $10.1 million, up from $8.1 million in the first quarter of 1997. These costs were 11 percent of license fees revenues in the first quarter of 1998 and 6 percent of license fees revenues in the first quarter of 1997. Amortization of capitalized software costs included in cost of license fees was $5.4 million in the first quarter of 1998 up from $2.0 million in the first quarter of 1997, representing the largest factor in the increase in the cost of license fees. The increase in the amortization of capitalized software related to the release of Adaptive Server(TM) Enterprise 11.5 and PowerBuilder(R) 6.0 during the second half of 1997.

Cost of Services

Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), increased 1 percent to $62.8 million in the first quarter of 1998 up from $61.9 million for the same period of 1997. These costs decreased as a percentage of services revenues to 57 percent in the first quarter of 1998 compared to 59 percent for the same quarter of 1997. The increase in absolute dollars year over year reflects the continued investment in training personnel in the customer support and professional services organizations.

Sales and Marketing

Sales and marketing expenses decreased 5 percent in absolute dollars to $108.5 million in the first quarter of 1998 from $114.6 million for the same period of 1997 while increasing slightly as a percentage of total revenues at 52 percent for the first quarter of 1998 compared to 49 percent for the same period of 1997. This increase in sales and marketing expense as a percentage of revenues was primarily the result of lower than expected license revenues year over year.

Product Development and Engineering

Product development and engineering expenses (net of capitalized software development costs) increased slightly as a percentage of total revenues in the first quarter of 1998 from 18 percent compared to 15 percent for the same period in 1997. The increase is in part the result of lower than anticipated license revenues. In absolute dollars, product development and engineering expenses for the first quarter of 1998 of $37.1 million increased compared to $35.3 million for the first quarter of 1997. This increase is due in part to the acquisition in February 1998 of Intellidex Systems, L.L.C., (Intellidex) a provider of data management technology for deploying and managing data warehouse environments. The product development and engineering costs incurred by Intellidex since the date of acquisition have been included in the results of operations for the first quarter of 1998. The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative

General and administrative expenses represented 8 percent of total revenue in the first quarter of 1998 compared to 7 percent for the same period in 1997, while decreasing in absolute dollars from $16.4 million in the first quarter of 1998 compared to $17.4 million for the same period in 1997. The absolute dollar decrease year over year resulted primarily from the Company's emphasis on managing general and administrative costs and improving productivity.

Cost of Restructuring

In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs, and focusing the Company's products and personnel around its core businesses. The Company's restructuring actions in the first quarter of 1998, consisted primarily of terminating certain product lines, terminating employees and vacating certain facilities, and canceling real estate leases as a result of these employee terminations. These actions resulted in a charge to operations in the first quarter of 1998 of approximately $51.6 million, including approximately $12.0 million for employee severance and related items, $15.5 million for vacating facilities, canceling real estate leases, and writing off related assets, $8.6 million for expenses related to discontinued products including the write-off of capitalized software, and $15.5 million for other restructuring related items. Of the $51.6 million restructuring charge, $10.2 million was paid in the first quarter of 1998, $18.3 million was included in other accrued liabilities at March 31, 1998 and $23.1 million consisted of write-offs of property, equipment and improvements, capitalized software development costs, and other assets. The Company expects that the majority of the remaining $18.3 million accrued liability balance at March 31, 1998 will be expended in 1998. On February 26, 1998, the Company terminated approximately 600 employees as part of the restructuring. The Company estimates it will incur an additional $18.4 million in restructuring charges for the remainder of 1998, bringing the total amount for 1998 to approximately $70.0 million.

OPERATING LOSS
(DOLLARS IN MILLIONS)


                                                           Three Months Ended       Three Months Ended
                                                                3/31/98                  3/31/97             Percent Change
                                                          ---------------------    ---------------------     ----------------
Operating loss                                                     $79.7                    $5.0                    *
      Percentage of total revenues                                    39%                      2%

Operating loss exclusive of cost of restructuring
                                                                   $28.1                    $5.0                    *
      Percentage of total revenues                                    14%                      2%


---------------

* Not meaningful

Operating loss, before cost of restructuring, was $28.1 million for the first quarter of 1998, as compared to an operating loss of $5.0 million for the same period of 1997. This increase in operating loss before cost of restructuring is due primarily to lower license fees revenues and a conservative approach to business practices in the Asia Pacific region. The operating loss of $79.7 million for the first quarter of 1998 includes restructuring charges of $51.6 million related to the Company's plan to discontinue certain product lines, terminate employees and vacate certain real estate facilities.

OTHER INCOME AND EXPENSE, NET
(DOLLARS IN MILLIONS)


                                                        Three Months Ended          Three Months Ended
                                                             3/31/98                      3/31/97                 Percent
                                                                                                                  Change
                                                      -----------------------     ------------------------    ----------------
Interest income                                                 $2.7                        $1.9                    42%
      Percentage of total revenues                                 1%                          1%

Interest expense and other, net                                $(0.6)                      $(0.9)                   33%
      Percentage of total revenues                                 *                            *                       *

--------------

* Not meaningful


Interest income consists primarily of interest earned on investments. Interest expense and other (net) includes interest expense from bank fees and expenses, net gains and losses resulting from the Company's foreign currency transactions and the related hedging activities and the cost of hedging foreign currency exposures. The increase in interest income in absolute dollars in the first quarter of 1998 is largely due to larger average invested cash balances compared to the same period of 1997.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)


                                               Three Months Ended         Three Months Ended
                                                    3/31/98                    3/31/97                Percent Change
                                              ---------------------      ---------------------      --------------------
Provision for income taxes                             $3.5                       $2.2                     59%


The Company recorded a $3.5 million income tax provision for the first quarter of 1998 compared to a $2.2 million tax provision for the first quarter of 1997. Both tax provisions are primarily the result of tax on earnings generated from operations and withholding taxes on revenue in certain international jurisdictions.

Realization of the Company's deferred tax assets, which totaled $41.0 million at March 31, 1998 is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have an impact on the Company's tax provision in future periods. See "Future Operating Results."

NET LOSS AND NET LOSS PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended        Three Months Ended
                                                             3/31/98                   3/31/97                Percent Change
                                                       ---------------------     ---------------------     ------------------
Net loss                                                       $81.2                     $6.2
      Percentage of total revenues                                39%                       3%                      *

Net loss per share, basic and diluted                           $1.01                    $0.08                      *

Shares used in computing basic and
diluted net loss per share                                    80,409                    77,504                      4%

---------------

* Not meaningful


The Company incurred a net loss of $81.2 million in the first quarter of 1998 compared to a net loss in the same period of 1997 of $6.2 million. The increase in net loss is primarily attributed to the restructuring charges and lower license fees revenues. The basic and diluted net loss per share was $1.01 and $0.08 for the first quarters of 1998 and 1997, respectively. Shares used in computing basic and diluted net loss per share increased 4 percent year over year, primarily due to the exercise of employee stock options and the increase of shares under the employee stock purchase plan.

FINANCIAL CONDITION
(DOLLARS IN MILLIONS)


                                                               Three Months Ended          Three Months Ended
                                                                     3/31/98                    3/31/97            Percent Change
                                                             ------------------------     ---------------------    ---------------
Working capital                                                       $(2.4)                      $102.3                     *

Cash, cash equivalents and cash investments                          $175.5                       $194.1                   (22)%

Net cash (used for)/provided by operating activities                 $(31.1)                       $19.9                  (234)%

Net cash used for investing activities                               $(25.7)                      $(17.4)                   29%

Net cash (used for)/provided by financing activities                  $(3.7)                       $20.5                  (118)%

-------------

* Not meaningful


Net cash used for operating activities was $31.1 million for the first quarter of 1998 compared to net cash provided by operating activities of $19.9 million in the first quarter of 1997. Net cash used for operating activities during the first quarter of 1998 reflects a net loss of $81.2 million compared to a net loss of $6.2 million in the first quarter of 1997. Depreciation and amortization, which are included in the net losses, but do not require the use of cash, amounted to $30.8 million for the first quarter of 1998 compared to $26.3 million in 1997. The increase in depreciation and amortization for the first quarter of 1998 compared to the same period in 1997 reflects the increase in software amortization of previously capitalized software. In addition, in the first quarter of 1998, there was a write-off of assets for $23.1 million, a part of the $51.6 million charged to operations to cover the cost of restructuring. The increase in net cash used for operating activities reflects an increase in operating losses attributed to lower license fees revenues and $10.2 million paid for the cost of restructuring.

Net cash used for investing activities increased to $25.7 million for the first quarter of 1998 compared to $17.4 million in the same period for 1997. Investing activities included capital expenditures of $9.3 million for the first quarter of 1998 compared to $11.6 million in the same period for 1997. This reflects a decrease in capital expenditures required to support the Company's employee base around the world as well as related systems and infrastructure needs. The Company's headcount was reduced to 5,152 at March 31, 1998 from 5,471 at March 31, 1997. Additionally, in the first quarter of 1998 investing activities included cash use of $5.0 million for business combinations, compared to $3.0 million (net of cash acquired) in the first quarter of 1997. In the first quarter of 1998, the Company collateralized its obligation to a lessor by pledging $13.3 million in cash deposits.

Net cash used for financing activities for the first quarter of 1998 was $3.7 million compared to net cash provided by financing activities of $20.5 million in the same period for 1997. Net cash used for financing activities in the first quarter of 1998 increased due to the repayment of amounts received from Japanese financial institutions for financing transactions related to revenues which were subsequently reversed as a result of certain accounting practices in the Japanese subsidiary discovered in January 1998 that were not in accordance with U.S. generally accepted accounting principles. This activity was partially offset by cash proceeds from the issuance of common stock associated with the exercise of stock options.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of March 31, 1998, the Company had identifiable assets totaling $127.7 million associated with its European operations and $66.1 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposures from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see
Note 2 of Notes to Consolidated Financial Statements in the 1997 Sybase Annual Report to Shareholders). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated foreign translation adjustments account in stockholders' equity.

Cash, cash equivalents and cash investments totaled $175.5 million at March 31, 1998, compared to $194.1 million at March 31, 1997.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditures and strategic operating programs, for the foreseeable future.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the quarter ended March 31, 1998 and year ended December 31, 1997 are not necessarily indicative of results for fiscal year ending December 31, 1998 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's license fees revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fees decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. As a result of both the seasonal impact on revenues and lower license fees revenues, a restructuring charge of $51.6 million and a more conservative approach to business practices in the Asia Pacific Region because of the uncertain economic conditions, the Company incurred both a net operating loss and a net loss in the first quarter of 1998. The Company anticipates it will incur further restructuring charges of approximately $20.0 million for the remaining quarters of 1998, which may cause the Company to incur operating losses and net losses in future periods. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1998. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firms and industry analysts could result in an immediate and adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

In 1998, the Company expects to make further changes to its sales coverage model and sales compensation programs, and focus on increasing the number of discrete quota-carrying sales people. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. In February 1998, the Company appointed Michael S. Gardner as Senior Vice President of Worldwide Sales. In April 1998, Mr. Gardner assumed responsibility for overseeing the Company's worldwide sales force from Mike Forster, Senior Vice President of Worldwide Field Operations, who will retire at the end of 1998. In the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. In February 1998, the Company created the Office of the Chief Executive with shared leadership responsibilities between Messrs. Kertzman and Chen. Mr. Chen now also holds the title of Chief Executive Officer. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect productivity, expenses and revenues.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995, 1996, 1997 and the first quarter of 1998 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenues and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. For example, due to a variety of factors, the Company's stock price declined significantly during the first quarter of 1996 and the first quarter of 1998. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company recently acquired operations in Chile, Argentina, Norway and Peru and established a new subsidiary in Venezuela. In addition there have been several management and organizational changes within the international operations. For example, in 1998, the country managers in Australia, Thailand and Japan resigned or were replaced. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables and the recognition of revenue in the fourth quarter of 1997 and the first quarter of 1998.

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

The Company's future results will depend in part on its ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. During the first quarter of 1998, the Company achieved a number of milestones, including the shipment to several application partners of Adaptive Server(TM) Enterprise with row-level locking capabilities. The Company also announced the development and anticipated availability dates of several products, including a beta version of Adaptive Server(TM) Anywhere for Windows CE, which is scheduled to become available in the second quarter of 1998.

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

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. There were several changes in 1997 and early 1998 to the Company's executive management team. For example, in the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. In February 1998, the Company created the Office of the Chief Executive with shared leadership responsibilities between Messrs. Kertzman and Chen. Mr. Chen now also holds the title of Chief Executive Officer. Other management changes and additions were also effected in late 1997 and early 1998, including the appointment of several new Senior Vice Presidents in charge of several major business units. Further changes in management, the Company's recent financial performance, and a reduction in the overall number of Sybase employees made in February 1998 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales, and other aspects of the Company's operations and results.

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

The Company has acquired a number of companies in the past. Most recently, in February 1998, the Company acquired Intellidex Systems L.L.C., a provider of meta data management technology for deploying and managing data warehouse environments. The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

During the first quarter of 1998, the Company incurred a restructuring charge of $51.6 million and announced that it anticipates incurring an additional charge of approximately $20.0 million in the remaining quarters of 1998 in connection with a Company-wide reorganization which is intended to reduce Sybase's cost structure by approximately $100 million on an annualized basis. The actual amount of such charge could exceed the estimated amount and actual expense savings in the future could be offset by other expense increases or changes in the Company's business. However, as these are forward-looking statements, future actual results may differ based on the factors described above.

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes SOP 91-1. Restatement of prior financial statements is prohibited. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", which defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. All other provisions of SOP 97-2 remain in effect. These and future changes to, and interpretations of, accounting standards and rules could adversely affect the amount and timing of recognition of revenue.

YEAR 2000

The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issue is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates potential risk for the Company from unforeseen problems in its own computer systems, from third parties with whom the Company deals on financial transactions worldwide and in its own software products licensed to customers. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Complex software products, such as the type licensed by the Company and its competitors, generally are not completely free from "bugs" and other defects. The existence of such "bugs" may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers disclaiming all express and implied warranties against such defects. Such legal claims could have a materially adverse impact on the Company's business and results of operations.

The Company has completed an initial assessment of its worldwide infrastructure systems (e.g., computer and telephone systems) and its business systems (e.g., revenue, sales and marketing and finance functions) to determine what actions are required to resolve the Year 2000 issue. As of February 1998, approximately two-thirds of the Company's systems had been tested or certified to be Year 2000 compatible. Of the remaining one-third, approximately half are scheduled for upgrades from suppliers, which will be installed over the coming year. The Company anticipates completion of testing on the remaining systems in the second quarter of 1998. For systems which are not either vendor-certified or internally certified to be Year 2000 compatible, the Company will endeavor to upgrade or modify those systems where possible, and otherwise retire systems where necessary. The Company believes it will have identified solutions available for all of its systems before the end of 1998, and expects to install all solutions by April of 1999. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they would not have an adverse effect on the Company's systems. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and other uncertainties.

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



May 12, 1998          SYBASE, INC.


                      By /s/ JACK L. ACOSTA
                        -------------------------------
                      Jack L. Acosta
                           Executive Vice President
                           and Chief Financial Officer
                          (Principal Financial Officer)



                      By /s/   PIETER VAN DER VORST
                        -------------------------------
                      Pieter Van der Vorst
                            Vice President and Corporate Controller
                           (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q



Exhibit Number                            Description
--------------                            -----------
27                                        Financial Data Schedule