Form 10-Q
period 1998-06-30
SYBASE INC
filed 1998-08-07
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ______________

                         Commission File number 0-19395


                                  SYBASE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          Delaware                                    94-2951005
  (State or Other Jurisdiction of
   Incorporation or Organization)           (I.R.S. Employer Identification No.)

                   6475 Christie Avenue, Emeryville, CA 94608
                   ------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (510) 922-3500


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On June 30, 1998, 80,825,413 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998


                                      INDEX


                                                                                                     Page
                                                                                                     ----
Part I:     Financial Information

     Item 1:     Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at June 30, 1998                                            3
     and December 31, 1997

     Condensed Consolidated Statements of Operations for the three months and                          4
     the six months ended June 30, 1998 and June 30, 1997

     Condensed Statements of Stockholders' Equity for the six months ended                             5
     June 30, 1998 and June 30, 1997

     Condensed Consolidated Statements of Cash Flows                                                   6
     for the six months ended June 30, 1998 and
     June 30, 1997

     Notes to Condensed Consolidated Financial Statements                                              7

     Item 2:  Management's Discussion and Analysis of                                                 10
     Financial Condition and Results of Operations


Part II:    Other Information

     Item 4:  Submission of Matters to a Vote of Security Holders                                     25

     Item 6:  Exhibits and Reports on Form 8-K                                                        25


Signature                                                                                             26

ITEM 1:  FINANCIAL STATEMENTS

                                  SYBASE, INC.

                               ------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,          December 31,
          (In thousands, except share data)                                            1998                1997
                                                                                     ---------           ---------
                                                                                    (Unaudited)
Current assets:
        Cash and cash equivalents                                                    $ 164,700           $ 188,876
        Short-term cash investments                                                     27,541              47,127
                                                                                     ---------           ---------
               Total cash, cash equivalents and short-term cash investments            192,241             236,003

        Accounts receivable, net                                                       180,909             204,411
        Deferred income taxes                                                           17,181              16,973
        Other current assets                                                            18,308              18,274
                                                                                     ---------           ---------

               Total current assets                                                    408,639             475,661

Long-term cash investments                                                               5,996              10,134
Property, equipment and improvements, net                                              121,579             149,661
Deferred income taxes                                                                   24,076              24,077
Capitalized software, net                                                               42,301              44,208
Restricted cash deposits                                                                13,276                  --
Other assets                                                                            64,734              77,884
                                                                                     ---------           ---------

               Total assets                                                          $ 680,601           $ 781,625
                                                                                     =========           =========


Current liabilities:
        Accounts payable                                                             $   9,825           $  19,521
        Accrued compensation and related expenses                                       47,528              43,974
        Accrued income taxes                                                            28,824              31,800
        Other accrued liabilities                                                      102,536              95,476
        Deferred revenue                                                               168,533             170,473
        Other current liabilities                                                       25,362              46,907
                                                                                     ---------           ---------

               Total current liabilities                                               382,608             408,151

Other liabilities                                                                        1,717               1,959

Commitments and contingent liabilities

Stockholders' equity:
        Preferred stock, $0.001 par value, 8,000,000
          shares authorized; none issued or outstanding                                     --                  --
        Common stock, $0.001 par value, 200,000,000
          shares authorized; 80,825,413 shares issued
          and outstanding (1997-79,998,287)                                                 81                  80
        Additional paid-in capital                                                     405,857             397,925
        Accumulated deficit                                                            (90,087)             (9,343)
        Accumulated translation adjustments                                            (19,144)            (17,147)
        Treasury stock; 50,000 shares of common stock                                     (431)                 --
                                                                                     ---------           ---------

               Total stockholders' equity                                              296,276             371,515
                                                                                     ---------           ---------

               Total liabilities and stockholders' equity                            $ 680,601           $ 781,625
                                                                                     =========           =========


See accompanying notes.

                                  SYBASE, INC.

                               ------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                                ----------------------------        -----------------------------
    (In thousands, except per share data)                          1998              1997             1998                1997
                                                                ---------          ---------        ---------           ---------

Revenues:
    License fees                                                $ 105,920          $ 110,591        $ 201,924           $ 237,983
    Services                                                      111,950            104,890          222,763             209,699
                                                                ---------          ---------        ---------           ---------

              Total revenues                                      217,870            215,481          424,687             447,682

Costs and expenses:
    Cost of license fees                                            8,934              6,148           19,032              14,206
    Cost of services                                               56,064             61,673          118,846             123,551
    Sales and marketing                                           103,412            116,674          211,846             231,271
    Product development and engineering                            33,260             33,707           70,393              69,007
    General and administrative                                     14,588             14,443           31,013              31,806
    Cost of restructuring                                              --                 --           51,694                  --
                                                                ---------          ---------        ---------           ---------

              Total costs and expenses                            216,258            232,645          502,824             469,841
                                                                ---------          ---------        ---------           ---------


Operating income (loss)                                             1,612            (17,164)         (78,137)            (22,159)

Interest income                                                     2,040              2,200            4,742               4,113
Interest expense and other, net                                       298               (471)            (329)             (1,378)
                                                                ---------          ---------        ---------           ---------

Income (loss) before income taxes                                   3,950            (15,435)         (73,724)            (19,424)

Provision for income taxes                                          3,500              2,357            7,020               4,528
                                                                ---------          ---------        ---------           ---------

               Net income (loss)                                $     450          ($ 17,792)       ($ 80,744)          ($ 23,952)
                                                                =========          =========        =========           =========


Basic net income (loss) per share                               $    0.01          ($   0.23)       ($   1.00)          ($   0.31)
                                                                =========          =========        =========           =========

Shares used in computing basic net income (loss) per share         80,833             78,659           80,552              78,030
                                                                =========          =========        =========           =========

Diluted net income (loss) per share                             $    0.01          ($   0.23)       ($   1.00)          ($   0.31)
                                                                =========          =========        =========           =========

Shares used in computing diluted net income (loss) per share       80,854             78,659           80,552              78,030
                                                                =========          =========        =========           =========


See accompanying notes.

                                  SYBASE, INC.

                               ------------------

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                 Retained     Accumulated
                                            Common       Additional              Earnings        Other
                                       ----------------   Paid-In   Treasury   (Accumulated  Comprehensive
(In thousands)                         Shares    Amount   Capital     Stock      Deficit)         Loss        Total
                                       ------    ------   -------     -----      --------         ----        -----

Balances at December 31, 1996           76,609      $77    $359,161    $ --       $46,081        ($8,511)     $396,808
Common stock issued in connection
  with business combinations               750        1      11,999                                             12,000
Common stock issued under stock
  option and stock purchase plans        1,416        1      11,891      --            --             --        11,892
                                        ------       --     -------    ----        ------        -------       -------
Subtotal                                78,775       79     383,051      --        46,081         (8,511)      420,700
                                        ------       --     -------    ----        ------        -------       -------

Net loss                                    --       --          --      --       (23,952)            --       (23,952)
Foreign currency translation
  adjustment                                --       --          --      --            --         (6,165)       (6,165)
                                        ------       --     -------    ----        ------        -------       -------
Comprehensive loss                          --       --          --      --       (23,952)        (6,165)      (30,117)
                                        ------       --     -------    ----        ------        -------       -------

Balances at June 30, 1997               78,775      $79    $383,051   $  --       $22,129       ($14,676)     $390,583
                                        ======      ===    ========   =====      ========       ========      ========


Balances at December 31, 1997           79,998      $80    $397,925   $  --       ($9,343)      ($17,147)     $371,515
Common stock issued under stock
  option and stock purchase plans          877        1       7,932      --            --             --         7,933
Acquisition of treasury stock              (50)      --          --    (431)           --             --          (431)
                                        ------       --     -------    ----        ------        -------       -------
Subtotal                                80,825       81     405,857    (431)       (9,343)       (17,147)      379,017
                                        ------       --     -------    ----        ------        -------       -------

Net loss                                    --       --          --      --       (80,744)            --       (80,744)
Foreign currency translation
  adjustment                                --       --          --      --            --         (1,997)       (1,997)
                                        ------       --     -------    ----        ------        -------       -------
Comprehensive loss                          --       --          --      --       (80,744)        (1,997)      (82,741)
                                        ------       --     -------    ----        ------        -------       -------

Balances at June 30, 1998               80,825      $81    $405,857   ($431)     ($90,087)      ($19,144)     $296,276
                                        ======      ===    ========   =====      ========       ========      ========



See accompanying notes.

                                  SYBASE, INC.

                               ------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended June 30,
                                                         -----------------------
(In thousands)                                              1998         1997
                                                         ---------     ---------
Cash and cash equivalents, beginning of year             $ 188,876     $ 156,796

Cash Flows from Operating Activities:
    Net loss                                             ($ 80,744)    ($ 23,952)

    Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Depreciation and amortization                       56,255        52,984
        Write off of assets in restructuring                23,126            --
        Deferred income taxes                                 (207)           --
        Changes in assets and liabilities:
            Accounts receivable                             21,773        27,015
            Other current assets                              (277)       (5,574)
            Accounts payable                                (9,696)       (5,514)
            Accrued compensation and related expenses        3,554        (6,412)
            Accrued income taxes                            (2,976)      (11,248)
            Other accrued liabilities                       (4,183)       (4,739)
            Deferred revenues                               (1,940)         (655)
            Other                                              119         1,108
                                                         ---------     ---------

Net cash provided by operating activities                    4,804        23,013

Cash Flows Used For Investing Activities:
    Restricted cash deposits                               (13,276)           --
    Purchases of available-for-sale cash investments       (20,137)      (16,517)
    Maturities of available-for-sale cash investments       18,730        11,054
    Sales of available-for-sale cash investments            25,131         8,200
    Business combinations, net of cash acquired             (5,000)       (3,097)
    Purchases of property, equipment and improvements      (13,721)      (23,125)
    Sale of property, equipment and improvements             6,808            --
    Capitalized software development costs                  (7,963)       (9,674)
    Decrease (increase) in other assets                      1,225          (151)
                                                         ---------     ---------
Net cash used for investing activities                      (8,203)      (33,310)

Cash Flows (Used For)/Provided By Financing
Activities:
    (Decrease) increase in other current liabilities       (21,545)       31,704
    Acquisition of treasury stock                             (431)           --
    Net proceeds from issuance of common stock               7,933        11,892
                                                         ---------     ---------

Net cash (used for)/provided by financing activities       (14,043)       43,596

Effect of exchange rate changes on cash                     (6,734)       (6,424)
                                                         ---------     ---------

Net (decrease) increase in cash and cash equivalents       (24,176)       26,875

Cash and cash equivalents, end of period                   164,700       183,671

Cash investments, end of period                             33,537        15,011
                                                         ---------     ---------
Total cash, cash equivalents, and cash investments,
    end of period                                        $ 198,237     $ 198,682
                                                         =========     =========
Supplemental disclosures:

    Interest paid                                        $     537     $     419
                                                         =========     =========

    Income taxes paid                                    $   8,593     $   5,554
                                                         =========     =========

See accompanying notes.

                                  SYBASE, INC.

                               ------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries ("Sybase" or the "Company"), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, stockholders' equity and cash flows as of and for the dates and periods stated. The condensed consolidated balance sheet as of December 31, 1997 has been prepared from the audited consolidated financial statements of the Company.

2. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire fiscal year ending December 31, 1998.

3. On February 2, 1998, Sybase acquired Intellidex Systems, L.L.C., (Intellidex) a provider of data management technology for deploying and managing data warehouse environments. Under terms of the acquisition agreement, Sybase paid $5,000,000 in cash for certain assets and assumed certain liabilities of Intellidex. Of the amount paid, $3,737,000, was allocated to purchased software and the balance of $1,263,000 was allocated to goodwill. In addition, pursuant to the terms of the agreement, Sybase is obligated to make contingent payments based on certain agreed upon performance criteria. The maximum additional amount payable over an aggregate three-year period is equal to $10,000,000. The transaction was accounted for as a purchase. The results of operations of Intellidex are not material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

4. In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and focusing the Company's products and personnel around its core businesses. The Company's restructuring actions in the first quarter of 1998 consisted primarily of terminating certain product lines, terminating employees and vacating certain facilities, and canceling real estate leases as a result of these employee terminations. These actions resulted in a charge to operations in the first quarter of 1998 of approximately $51,600,000, including approximately $12,000,000 for employee severance and related items, $15,500,000 for vacating facilities, canceling real estate leases, and writing off related assets, $8,600,000 for expenses related to discontinued products including the write-off of capitalized software, and $15,500,000 for other restructuring related items. Of the $51,600,000 restructuring charge, $10,200,000 was paid in the first quarter of 1998 and $5,700,000 was paid in the second quarter of 1998, $12,600,000 was included in other accrued liabilities at June 30, 1998 and $23,100,000 consisted of write-offs of property, equipment and improvements, capitalized software development costs, and other assets. The Company expects that the majority of the remaining $12,600,000 accrued liability balance at June 30, 1998 will be expended in 1998. On February 26, 1998, the Company terminated approximately 600 employees as part of the restructuring. The Company estimates it

                                  SYBASE, INC.

                               ------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


will incur an additional $18,400,000 in restructuring charges for the remainder of 1998, bringing the total amount for 1998 to approximately $70,000,000.

5. Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted earnings per share.

                                                      Three           Three             Six             Six
                                                      Months          Months           Months          Months
                                                      Ended           Ended            Ended           Ended
                                                     6/30/98         6/30/97          6/30/98          6/30/97
                                                     --------        --------         --------         --------

(In thousands, except per share data)

Basic and diluted net income (loss)
   available to common stockholders                  $    450        ($17,792)        ($80,744)        ($23,952)

Shares used in computing basic net
   income (loss) per share                             80,833          78,659           80,552           78,030

Effect of dilutive securities - stock options              21              --(a)            --(a)            --(a)

                                                     --------        --------         --------         --------

Shares used in computing diluted
   net income (loss) per share                         80,854          78,659           80,552           78,030



Basic net income (loss) per share                    $   0.01        ($  0.23)        ($  1.00)        ($  0.31)
                                                     ========        ========         ========         ========

Diluted net income (loss) per share                  $   0.01        ($  0.23)        ($  1.00)        ($  0.31)
                                                     ========        ========         ========         ========


(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.


6. On February 18, 1998, the Board of Directors authorized the repurchase of up to $25 million of the Company's outstanding common stock. Subject to price and market conditions, such purchases may be made from time to time in open market transactions using available cash balances. The Company had repurchased 50,000 shares of common stock for $431,000 under the program as of June 30, 1998.

7. Effective January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which states that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                                  SYBASE, INC.

                               ------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During the six months ended June 30, 1998 and 1997, the Company's comprehensive losses amounted to $82,741,000 and $30,117,000, respectively.

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

10. In June 1998, the Board of Directors approved a stock option repricing program pursuant to which employees of the Company could elect to exchange or amend their then outstanding employee stock options for new employee stock options having an exercise price of $6.875 per share (equal to the fair market value at July 2, 1998), with exercisability generally prohibited until April 5, 1999, except in the event of a change in control or involuntary termination other than for cause. A total of 12,442,757 options with exercise prices ranging from $45.69 to $8.00 per share were exchanged or amended under the program.

11. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (Statement 133). The Company is required to adopt this statement for the year ending December 31, 2000. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is not able to currently determine the effect, if any, that adoption will have on its financial position, results of operations or cash flows.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)

                                         Three          Three                      Six          Six
                                        Months         Months                    Months        Months
                                         Ended          Ended     Percent         Ended         Ended     Percent
                                        6/30/98        6/30/97     Change        6/30/98       6/30/97     Change
                                        -------        -------     ------        -------       -------     ------

License fees                           $  105.9       $  110.6       -4%        $  201.9       $  238.0      -15%
   Percentage of total revenues            49%            51%                       48%            53%

Services                               $  112.0       $  104.9        7%        $  222.8       $  209.7        6%
   Percentage of total revenues            51%            49%                       52%            47%

Total revenues                         $  217.9       $  215.5        1%        $  424.7       $  447.7       -5%


Total revenues for the three months ended June 30, 1998 increased 1 percent to $217.9 million compared to $215.5 million achieved in the same period of 1997. For the six months ended June 30, 1998, total revenues decreased 5 percent to $424.7 million, down from $447.7 million in the same period of 1997.

License fees revenues were $105.9 million and $201.9 million for the three and six months ended June 30, 1998, respectively, and $110.6 million and $238.0 million, respectively, for the same periods of 1997. The changes represent 4 percent and 15 percent decreases for the three and six month periods of 1998, respectively, compared to the comparable 1997 periods. The Company believes the decreases in license fees revenues were primarily due to slower sales in North America and Asia and the impact of companies continuing to reallocate technology resources toward "Year 2000" compliance solutions. Additionally, as a result of ongoing uncertain economic conditions in the Asia Pacific region, the Company continues its conservative approach to business and accounting practices in the region.

Services revenues were $112.0 million and $222.8 million for the three and six months ended June 30, 1998, respectively, and were $104.9 million and $209.7 million for the respective periods of 1997. The changes represent 7 percent and 6 percent increases for the three months and six months, respectively.

Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products and product support and maintenance fees. Services revenues as a percentage of total revenues increased to 51 percent and 52 percent for the three months and six months ended June 30, 1998, respectively, as compared to 49 percent and 47 percent for the respective periods of 1997.

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


GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)

                                          Three       Three                   Six         Six
                                         Months      Months                  Months      Months
                                          Ended       Ended    Percent        Ended       Ended     Percent
                                         6/30/98     6/30/97    Change       6/30/98     6/30/97     Change
                                         -------     -------    ------       -------     -------     ------
North American                            $125.8     $137.2       -8%         $246.9     $286.8       -14%
   Percentage of total revenues             58%        64%                      58%        64%

International
   European                                $64.1      $55.5       15%         $127.0     $110.8        15%
      Percentage of total revenues          29%        26%                      30%        25%

   Intercontinental                        $28.0      $22.8       23%          $50.8      $50.1         1%
      Percentage of total revenues          13%        10%                      12%        11%

Total International                        $92.1      $78.3       18%         $177.8     $160.9        10%
      Percentage of total revenues          42%        36%                      42%        36%

Total revenues                            $217.9     $215.5        1%         $424.7     $447.7        -5%


North American revenues (United States, Canada and Mexico) decreased 8 percent and 14 percent during the three months and six months ended June 30, 1998, respectively, to $125.8 million and $246.9 million from $137.2 million and $286.8 million for the same periods of 1997. These decreases were primarily due to lower license fees revenues in North America. International revenues increased 18 percent and 10 percent for the three months and six months ended June 30, 1998, respectively, to $92.1 million and $177.8 million from $78.3 million and $160.9 million, respectively, for both comparable periods of 1997. European revenues were up 15 percent for both the three months and six months ended June 30, 1998 compared to the same periods of 1997. The performance in Europe reflects both increased license fees revenues and services revenues. Intercontinental revenues (Japan, Asia Pacific and South America) increased 23 percent and 1 percent for the three months and six months ended June 30, 1998, respectively, compared to the same periods of 1997. The increase in Intercontinental revenues is primarily due to higher services revenues in Asia Pacific and South America. Moreover, the size of the increase for the three months ended June 30, 1998 is largely due to particularly weak revenues in Japan in the comparable three month period of 1997.

International revenues were 42 percent of total revenues in both the three months and six months ended June 30, 1998 compared to 36 percent in both comparable periods of 1997.

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


COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                            Three      Three                     Six        Six
                                            Months     Months                   Months     Months
                                             Ended      Ended    Percent         Ended      Ended   Percent
                                            6/30/98    6/30/97    Change        6/30/98    6/30/97   Change
                                            -------    -------    ------        -------    -------   ------
Cost of license fees                          $8.9       $6.1       46%         $19.0       $14.2      34%
   Percentage of license fees revenues         8%         6%                      9%          6%

Cost of services                             $56.1      $61.7       -9%        $118.8      $123.6      -4%
   Percentage of services revenues            50%        59%                     53%         59%

Sales and marketing                         $103.4     $116.7      -11%        $211.8      $231.3      -8%
    Percentage of total revenues              47%        54%                     50%         52%

Product development and
Engineering                                  $33.3      $33.7       -1%         $70.4       $69.0       2%
    Percentage of total revenues              15%        16%                     16%         15%

General and administrative                   $14.6      $14.4        1%         $31.0       $31.8      -2%
    Percentage of total revenues               7%         7%                      7%          7%


Cost of License Fees. Cost of license fees, consisting primarily of product costs (media and documentation), amortization of capitalized software development costs and third-party royalty costs, were $8.9 million and $19.0 million for the three months and six months ended June 30, 1998, respectively, compared to $6.1 million and $14.2 million for both comparable periods of 1997. These costs were 8 percent and 9 percent of license fees revenues for the three months and six months ended June 30, 1998, respectively, compared to 6 percent for both comparable periods of 1997. Amortization of capitalized software costs included in cost of license fees was $4.9 million and $9.8 million for the three months and six months ended June 30, 1998, respectively, compared to $2.2 million and $4.2 million for the comparable periods of 1997, and represented the largest factor in the increase in the cost of license fees. The increase in the amortization of capitalized software relates to the release of Adaptive Server(TM) Enterprise 11.5, PowerBuilder(R) 6.0 and PowerStudio(TM) during the second half of 1997, and the release of Adaptive Server(TM) Enterprise 11.9, featuring row-level locking, in the second quarter of 1998.

Cost of Services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), were $56.1 million and $118.8 million for the three months and six months ended June 30, 1998, respectively, compared to $61.7 million and $123.6 million for both comparable periods of 1997. These changes represent decreases of 9 percent and 4 percent for the three months and six months ended June 30, 1998 compared to the same periods of 1997. These costs decreased as a percentage of services revenues to 50 percent and 53 percent for the three months and six months ended June 30, 1998, respectively, from 59 percent for both comparable periods of 1997. The decrease in cost of services as a percentage of services revenues for both periods is primarily due to the restructuring efforts initiated in the first quarter of 1998 and improved productivity in its services organization.

Sales and Marketing. Sales and marketing expenses were $103.4 million and $211.8 million for the three months and six months ended June 30, 1998, respectively, compared to $116.7 million and $231.3 million for both of the comparable periods of 1997. These changes represent decreases of 11 percent and 8 percent for the three months and six months ended June 30, 1998 compared to the same periods of 1997. These costs decreased as a percentage of total revenues to 47 percent and 50 percent for the three months and six months ended June 30, 1998, respectively compared to 54 percent and 52 percent for the same periods of 1997. This decrease in sales and marketing expense in absolute dollars is primarily due to the Company's aggressive restructuring and cost containment program implemented in the first quarter of 1998.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $33.3 million and $70.4 million for the three months and six months ended June 30, 1998, respectively, compared to $33.7 million and $69.0 million for the same periods of 1997. These costs as a percentage of total revenues slightly decreased to 15 percent from 16 percent for the three months ended June 30, 1998 compared to the same period of 1997 and an increase to 16 percent from 15 percent for the six months ended June 30, 1998 compared to the same period of 1997. The increase in absolute dollars for the six months ended June 30, 1998 compared to the same period of 1997 is in part due to the acquisition in February 1998 of Intellidex Systems, L.L.C. (Intellidex), a provider of data management technology for deploying and managing data warehouse environments. The product development and engineering costs incurred by Intellidex since the date of acquisition have been included in the results of operations for the first quarter of 1998. The Company capitalized approximately $4.1 million and $7.6 million of software development costs in the second quarter and first half of 1998, respectively, compared to $5.6 million and $9.7 million for the same periods of 1997. The capitalization of software development costs represents 12% and 11% of gross product development and engineering expenditures for the second quarter and first half of 1998, respectively. By comparison, capitalization of software development costs for the same periods of 1997 represented 14% and 12% of such expenditures, respectively. This capitalization of product development costs in the first half of 1998 primarily reflects development programs for Adaptive Server(TM) Enterprise 11.9, enhancements to Replication Server(R) and Powersoft(R) Jaguar CTS products. In the first quarter of 1998, the Company also recorded capitalized software costs of $3.7 million in connection with its Intellidex acquisition. (See Note 3 of the Notes to Condensed Consolidated Financial Statements.) The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses represented 7 percent of total revenues for the three months and six months ended June 30, 1998 and 1997, respectively, and remained relatively flat in absolute dollars with $14.6 million and $31.0 million for the three months and six months ended June 30, 1998, respectively, compared to $14.4 million and $31.8 million for the same periods in 1997. The Company plans to continue tightly managing general and administrative expenses and to limit infrastructure growth in the near term.

Cost of Restructuring. In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and focusing the Company's products and personnel around its core businesses. The Company's restructuring actions in the first quarter of 1998, consisted primarily of terminating certain product lines, terminating employees and vacating certain facilities, and canceling real estate leases as a result of these employee terminations. These actions resulted in a charge to operations in the first quarter of 1998 of approximately $51.6 million, including approximately $12.0 million for employee severance and related items, $15.5 million for vacating facilities, canceling real estate leases, and writing off related assets, $8.6 million for expenses related to discontinued products including the write-off of capitalized software, and $15.5 million for other restructuring related items. Of the $51.6 million restructuring charge, $10.2 million was paid in the first quarter of 1998 and $5.7 million was paid in the second quarter of 1998, $12.6 million was included in other accrued liabilities at June 30, 1998 and $23.1 million consisted of write-offs of property, equipment and improvements, capitalized software development costs, and other assets. The Company expects that the majority of the remaining $12.6 million accrued liability balance at June 30, 1998 will be expended in 1998. On February 26, 1998, the Company terminated approximately 600 employees as part of the restructuring. The Company estimates it will incur an additional $18.4 million in restructuring charges for the remainder of 1998, bringing the total amount for 1998 to approximately $70.0 million.



OPERATING INCOME (LOSS)
(DOLLARS IN MILLIONS)

                                          Three       Three                     Six         Six
                                          Months      Months                   Months      Months
                                           Ended       Ended    Percent         Ended       Ended       Percent
                                          6/30/98     6/30/97    Change        6/30/98     6/30/97       Change
                                          -------     -------    ------        -------     -------       ------
Operating income (loss)                     $1.6     ($17.2)     -109%         ($78.1)       ($22.2)      252%
   Percentage of total revenues              1%        -8%                       -18%          -5%

Operating income (loss) exclusive of        $1.6     ($17.2)     -109%          ($26.5)      ($22.2)       19%
restructuring
   Percentage of total revenues              1%        -8%                        -6%          -5%


Operating income was $1.6 million for the three months ended June 30, 1998 compared to an operating loss of $17.2 million for the same period of 1997. This increase in operating income is due primarily to the cost containment efforts implemented in the first quarter of 1998. Operating loss, exclusive of cost of restructuring, was $26.5 million for the six months ended June 30, 1998 compared to an operating loss of $22.2 million for the same period of 1997. This increase in operating loss before cost of restructuring is due primarily to lower license fees revenues and a conservative approach to business practices in the Asia Pacific region. The operating loss of $78.1 million for the six months ended June 30, 1998 includes restructuring charges of $51.6 million related to the Company's plan to discontinue certain product lines, terminate employees and vacate certain real estate facilities.

OTHER INCOME AND EXPENSE, NET
(DOLLARS IN MILLIONS)

                                       Three       Three                       Six          Six
                                       Months      Months                     Months       Months
                                        Ended       Ended      Percent         Ended        Ended        Percent
                                       6/30/98     6/30/97      Change        6/30/98      6/30/97       Change
                                       -------     -------      ------        -------      -------       ------
Interest income                          $2.0        $2.2        -10%            $4.7         $4.1         15%
   Percentage of total revenues           1%          1%                          1%           1%

Interest expense and other, net          $0.3       ($0.5)                      ($0.3)       ($1.4)
   Percentage of total revenues           *           *                           *            *

---------------
*    Not meaningful


Other income and expense, net consists primarily of interest earned on cash investments, expenses from bank fees and net gains and losses resulting from the Company's foreign currency transactions and the related hedging activities and the cost of hedging foreign currency exposures. The slight decrease in interest income in absolute dollars for the three months ended June 30, 1998 compared to the same period of 1997 is due to lower average invested cash balances in the three months ended June 30, 1998. The increase in interest income for the six months ended June 30, 1998 compared to the same period of 1997 is due primarily to larger average invested cash balances over the first six months of 1998. The decrease in interest expense and other (net) in absolute dollars for the three months and six months ended June 30, 1998 compared to both comparable periods of 1997 is primarily due to lower net cost of hedging activities.


PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                        Three       Three                       Six          Six
                                       Months      Months                      Months       Months
                                        Ended       Ended      Percent         Ended        Ended     Percent
                                       6/30/98     6/30/97      Change        6/30/98      6/30/97     Change
                                       -------     -------      ------        -------      -------     ------
Provision for income taxes               $3.5         $2.4        46%            $7.0        $4.5        56%


The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company recorded income tax provisions of $3.5 million and $7.0 million for the three months and six months ended June 30, 1998, respectively, compared to income tax provisions of $2.4 million and $4.5 million for the same periods of 1997. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

Realization of the Company's deferred tax assets, which totaled $41.3 million at June 30, 1998, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have an impact on the Company's tax provision in future periods. See "Future Operating Results."


NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                          Three       Three                       Six          Six
                                         Months      Months                     Months       Months
                                          Ended       Ended      Percent         Ended        Ended        Percent
                                         6/30/98     6/30/97     Change         6/30/98      6/30/97        Change
                                         -------     -------     ------         -------      -------        ------
Net income (loss)                          $0.4       ($17.8)      -102%          ($80.7)     ($24.0)        236%
   Percentage of total revenues             0%          -8%                        -19%         -5%

Basic and diluted net income (loss)        $0.01       ($0.23)     -104%           ($1.00)     ($0.31)       222%
per share

Shares used in computing basic net         80.8         78.7          3%           80.6         78.0           3%
income (loss) per share

Shares used in computing diluted net       80.9         78.7          3%           80.6         78.0           3%
income (loss) per share*


* The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.


The Company incurred a net income of $0.4 million and a net loss of $80.7 million for the three months and six months ended June 30, 1998, respectively, compared to a net loss of $17.8 million and $24.0 million for both comparable periods of 1997. The increase in net income for the three months ended June 30, 1998 compared to the same period of 1997 is primarily attributed to cost containment efforts implemented in the first quarter of 1998. The increase in net loss for the six months ended June 30, 1998 compared to the same period of 1997 is primarily due to restructuring charges and lower license fees revenues. The basic and diluted net income (loss) per share was $0.01 for the three months ended June 30, 1998 compared to a net loss per share of $0.23 for the same period of 1997. The basic and diluted net loss per share was $1.00 for the six months ended June 30, 1998 compared to a net loss per share of $0.31 for the same period of 1997. Shares used in computing basic and diluted net income
(loss) per share increased 3 percent year over year, primarily due to the exercise of employee stock options and the increase of shares outstanding under the employee stock purchase plan.

FINANCIAL CONDITION
(DOLLARS IN MILLIONS)

                                                                        Six Months    Six Months
                                                                          Ended         Ended        Percent
                                                                         6/30/98        6/30/97       Change
                                                                        ----------    ----------     -------
Working capital                                                             $26.0         $90.5        -71%

Cash, cash equivalents and short-term cash investments                     $192.2        $198.7         -3%

Net cash provided by operating activities                                    $4.8         $23.0        -79%

Net cash used for investing activities                                      ($8.2)       ($33.3)       -75%

Net cash (used for) / provided by financing                                ($14.0)        $43.6       -132%
activities


Net cash provided by operating activities was $4.8 million for the six months ended June 30, 1998 compared to net cash provided by operating activities of $23.0 million for the same period of 1997. Net cash provided by operating activities during the six months ended June 30, 1998 reflects a net loss of $80.7 million compared to a net loss of $24.0 million for the same period of 1997. Depreciation and amortization, which are included in the net losses, but do not require the use of cash, amounted to $56.3 million for the six months ended June 30, 1998 compared to $52.9 million in 1997. This increase in depreciation and amortization reflects the increase in amortization of capitalized software development costs. In addition, in the six months ended June 30, 1998, the Company incurred a non-cash charge to operations in the amount of $23.1 million in connection with the cost of restructuring implemented in the first quarter of 1998.

Net cash used for investing activities decreased to $8.2 million for the six months ended June 30, 1998 compared to $33.3 million in the same period for 1997. Investing activities included capital expenditures of $13.8 million for the six months ended June 30, 1998 compared to $23.1 million in the same period for 1997. This reflects a decrease in capital expenditures required to support the Company's lower employee base around the world as well as related systems and infrastructure needs. The Company's headcount was reduced to 4,773 at June 30, 1998 from 5,618 at June 30, 1997. Additionally, for the six months ended June 30, 1998, investing activities included $6.8 million of cash provided by the sale of real estate facilities. In the first quarter of 1998, the Company collateralized its obligation to a lessor by pledging $13.3 million in cash deposits. Net cash provided by the sale, maturity and purchase of cash investments was $23.7 million for the six months ended June 30, 1998 compared to $2.7 million for the same period of 1997.

Net cash used for financing activities for the six months ended June 30, 1998 was $14.0 million compared to net cash provided by financing activities of $43.6 million in the same period for 1997. Net cash used for financing activities for the six months ended June 30, 1998 increased due to the repayment by the Company of amounts received from Japanese financial institutions for financing transactions related to revenues which were subsequently reversed as a result of certain accounting practices in the Japanese subsidiary discovered in January 1998 that were not in accordance with U.S. generally accepted accounting principles. This activity was partially offset by cash proceeds from the issuance of common stock associated with the exercise of stock options.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of June 30, 1998, the Company had identifiable assets totaling $148.9 million associated with its European operations and $85.8 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposure from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see
Note 2 of Notes to Consolidated Financial Statements in the 1997 Sybase Annual Report to Stockholders). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated foreign translation adjustments account in stockholders' equity.

Cash, cash equivalents and cash investments totaled $198.2 million at June 30, 1998, compared to $198.7 million at June 30, 1997.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditures and strategic operating programs, for the foreseeable future.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the six months ended June 30, 1998 and year ended December 31, 1997 are not necessarily indicative of results for fiscal year ending December 31, 1998 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's license fees revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fees decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. As a result of both the seasonal impact on revenues and lower license fees revenues, a restructuring charge of $51.6 million and a more conservative approach to business practices in the Asia Pacific Region because of the uncertain economic conditions, the Company incurred both a net operating loss and a net loss for the six months ended June 30, 1998. The Company anticipates it will incur further restructuring charges of approximately $18.4 million for the remaining quarters of 1998, which may cause the Company to incur operating losses and net losses in future periods. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1998. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firms and industry analysts could result in an immediate and substantial adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

In 1998, the Company expects to make further changes to its sales coverage model and sales compensation programs, and focus increasingly on services-led selling and on providing integrated solutions. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. In February 1998, the Company appointed Michael S. Gardner as Senior Vice President of Worldwide Sales. In April 1998, Mr. Gardner assumed responsibility for overseeing the Company's worldwide sales force from Mike Forster, Senior Vice President of Worldwide Field Operations, who will retire at the end of 1998. In the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. In February 1998, the Company created the Office of the Chief Executive with shared leadership responsibilities between Messrs. Kertzman and Chen. Mr. Chen now also holds the title of Chief Executive Officer. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect productivity, expenses and revenues.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995, 1996, 1997 and the first half of 1998 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenues and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the

Company's common stock. For example, due to a variety of factors, the Company's stock price declined significantly during the first quarter of 1996 and the first quarter of 1998. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company recently acquired operations in Chile, Argentina, Norway and Peru and established a new subsidiary in Venezuela. In addition there have been several management and organizational changes within the international operations. For example, in 1998, the country managers in Australia, Switzerland, Thailand and Japan resigned or were replaced. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables and the recognition of revenue in the fourth quarter of 1997 and the first half of 1998.

The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Microsoft Corporation, Informix Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales, and marketing resources, and a larger installed base than the Company. In addition, many of these competitors offer additional categories of products, such as applications or operating systems, that the Company does not and which may provide those companies with a competitive advantage in various circumstances. New or enhanced products, many of which have been announced and many of which are continually introduced by existing or future competitors in the software industry, could increase the competition faced by the Company's products from time to time and result in greater price pressure on certain of the Company's products, especially to the extent that market acceptance for personal computer-oriented technologies increases at the expense of UNIX-based systems. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

The Company's future results will depend in part on its ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. During the first half of 1998, the Company achieved a number of milestones, including the shipment to several application partners of Adaptive Server(TM) Enterprise with row-level locking capabilities. The Company also announced the development and anticipated availability dates of several products, including a beta version of Adaptive Server(TM) Anywhere for Windows CE and for its Warehouse Studio(TM) product bundle for data warehousing.

Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems ("RDBMSs"). Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications will not be interoperable with Sybase RDBMSs until certain features are added to the Company's RDBMS, and others may never be available on Sybase's RDBMSs. In addition, the Company's application development tools, database design tools, and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information, and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that the development, quality, and support of products for non-Sybase RDBMSs will diminish over time, the Company's business, results of operations, and financial condition could be materially and adversely affected. The Company's products are used by many customers to build and deploy their own custom applications. Increased reliance on prepackaged applications and diversion of internal information technology budgets to rectify Year 2000 compliance issues, has and may in the future continue to have the effect of reducing the internal development of custom applications overall. Such a reduction has and may in the future continue to have a material and adverse impact on the market for the Company's products and the Company's business, results of operations and financial condition.

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

The Company has completed an initial assessment of its worldwide infrastructure systems (e.g., computer and telephone systems) and its business systems (e.g., revenue, sales and marketing and finance functions) to determine what actions are required to resolve the Year 2000 issue. As of February 1998, approximately two-thirds of the Company's systems had been tested or certified to be Year 2000 compatible. Of the remaining one-third, approximately half are scheduled for upgrades from suppliers, which will be installed over the coming year. The Company anticipates completion of testing on the remaining systems in the third quarter of 1998. For systems which are not either vendor-certified or internally certified to be Year 2000 compatible, the Company will endeavor to upgrade or modify those systems where possible, and otherwise retire systems where necessary. The Company believes it will have identified solutions available for all of its systems before the end of 1998, and expects to install all solutions by April of 1999. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they would not have an adverse effect on the Company's systems. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and other uncertainties.

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on May 27, 1998. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1. Election of three Class III directors, each to serve a three-year term expiring upon the 2001 Annual Meeting of Stockholders or until a successor is duly elected and qualified. L. William Krause, Robert P. Wayman and Jeffrey T. Webber were the only nominees and each was elected (71,497,314 votes were cast for election of Mr. Krause and 2,106,368 were cast withholding authority to vote for his election; 71,518,641 votes were cast for election of Mr. Wayman and 71,520,557 were cast withholding authority to vote for his election; 71,520,557 votes were cast for election of Mr. Webber and 2,083,125 were cast withholding authority to vote for his election. There were no abstentions or non-votes.) In addition to these directors, the Company's incumbent directors (Richard Alberding, John Chen, Robert Epstein, Mitchell Kertzman and Alan Salisbury) had terms that continued after the 1998 Annual Meeting.

2. Approval of an amendment to the 1996 Stock Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 2,500,000 shares (62,172,404 for, 11,061,450 votes against, 369,828 abstentions, and no non-votes.)

3. Approval of an amendment to the Amended and Restated 1991 Employee Stock Purchase Plan and the Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares (70,324,931 for, 2,881,970 against, 396,781 abstentions, and no non-votes.)

4. Ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the year ending December 31, 1998 (72,899,301 for, 496,144 against, 208,237 abstentions, and no non-votes.)

5. Approval of a stockholder proposal to recommend that the Board of Directors be reorganized into a single class (30,223,247 for, 13,958,524 votes against, 571,371 abstentions, and 28,850,540 non-votes.)

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          27 Financial Data Schedule

          (b) Reports on Form 8-K:

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 7, 1998                              SYBASE, INC.


                                            By /s/ JACK L. ACOSTA
                                               ---------------------------------
                                            Jack L. Acosta
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q



Exhibit Number                      Description
--------------                      -----------

27                                  Financial Data Schedule