Form 10-Q
period 1998-09-30
SYBASE INC
filed 1998-11-12
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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


On September 30, 1998, 81,718,742 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX


                                                                                             Page
                                                                                             ----
Part I:     Financial Information

      Item 1:     Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets at September 30, 1998                              3
      and December 31, 1997

      Condensed Consolidated Statements of Operations for the three months and                 4
      the nine months ended September 30, 1998 and September 30, 1997

      Condensed Statements of Stockholders' Equity for the nine months ended                   5
      September 30, 1998 and September 30, 1997

      Condensed Consolidated Statements of Cash Flows                                          6
      for the nine months ended September 30, 1998 and
      September 30, 1997

      Notes to Condensed Consolidated Financial Statements                                     7

      Item 2:  Management's Discussion and Analysis of                                        11
      Financial Condition and Results of Operations


Part II:    Other Information

      Item 6:  Exhibits and Reports on Form 8-K                                               26


Signature                                                                                     27

Exhibit Index                                                                                 28

ITEM 1:  FINANCIAL STATEMENTS


                                  SYBASE, INC.
                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,       December 31,
         (In thousands, except share data)                                               1998                1997
                                                                                       ---------           ---------
                                                                                      (Unaudited)
Current assets:
         Cash and cash equivalents                                                     $ 204,725           $ 188,876
         Short-term cash investments                                                      14,801              47,127
                                                                                       ---------           ---------
                 Total cash, cash equivalents and short-term cash investments            219,526             236,003

         Accounts receivable, net                                                        167,967             204,411
         Deferred income taxes                                                            16,888              16,973
         Other current assets                                                             17,875              18,274
                                                                                       ---------           ---------

                 Total current assets                                                    422,256             475,661

Long-term cash investments                                                                   989              10,134
Property, equipment and improvements, net                                                111,436             149,661
Deferred income taxes                                                                     24,077              24,077
Capitalized software, net                                                                 38,288              44,208
Other assets                                                                              64,359              77,884
                                                                                       ---------           ---------

                 Total assets                                                          $ 661,405           $ 781,625
                                                                                       =========           =========


Current liabilities:
         Accounts payable                                                              $  11,667           $  19,521
         Accrued compensation and related expenses                                        45,752              43,974
         Accrued income taxes                                                             27,274              31,800
         Other accrued liabilities                                                        93,258              95,476
         Deferred revenue                                                                162,097             170,473
         Other current liabilities                                                        12,184              46,907
                                                                                       ---------           ---------

                 Total current liabilities                                               352,232             408,151

Other liabilities                                                                          1,655               1,959

Commitments and contingent liabilities

Stockholders' equity:
         Preferred stock, $0.001 par value, 8,000,000
            shares authorized; none issued or outstanding                                     --                  --
         Common stock, $0.001 par value, 200,000,000
            shares authorized; 81,718,742 shares issued
            and outstanding (1997-79,998,287)                                                 82                  80
         Additional paid-in capital                                                      410,964             397,925
         Accumulated deficit                                                             (87,881)             (9,343)
         Accumulated translation adjustments                                             (15,216)            (17,147)
         Treasury stock; 50,000 shares of common stock                                      (431)                 --
                                                                                       ---------           ---------

                 Total stockholders' equity                                              307,518             371,515
                                                                                       ---------           ---------

                 Total liabilities and stockholders' equity                            $ 661,405           $ 781,625
                                                                                       =========           =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                                 ------------------------      ------------------------
    (In thousands, except per share data)                          1998           1997            1998          1997
                                                                 ---------      ---------      ---------      ---------

Revenues:
    License fees                                                 $  98,759      $ 122,550      $ 300,683      $ 360,533
    Services                                                       111,498        110,473        334,261        320,172
                                                                 ---------      ---------      ---------      ---------

              Total revenues                                       210,257        233,023        634,944        680,705

Costs and expenses:
    Cost of license fees                                             8,921          6,563         27,953         20,769
    Cost of services                                                57,807         63,435        176,654        186,986
    Sales and marketing                                             87,684        118,015        299,529        349,286
    Product development and engineering                             36,865         33,871        107,258        102,878
    General and administrative                                      15,016         15,410         46,029         47,216
    Cost of restructuring                                               --             --         51,694             --
                                                                 ---------      ---------      ---------      ---------

              Total costs and expenses                             206,293        237,294        709,117        707,135
                                                                 ---------      ---------      ---------      ---------


Operating income (loss)                                              3,964         (4,271)       (74,173)       (26,430)

Interest income                                                      2,403          2,398          7,145          6,512
Interest expense and other, net                                       (660)          (882)          (990)        (2,262)

                                                                 ---------      ---------      ---------      ---------

Income (loss) before income taxes                                    5,707         (2,755)       (68,018)       (22,180)

Provision for income taxes                                           3,500          3,195         10,520          7,723
                                                                 ---------      ---------      ---------      ---------

               Net income (loss)                                 $   2,207      $  (5,950)     $ (78,538)     $ (29,903)
                                                                 =========      =========      =========      =========


Basic net income (loss) per share                                $    0.03      $   (0.08)     $   (0.97)     $   (0.38)
                                                                 =========      =========      =========      =========

Shares used in computing basic net income (loss) per share          81,137         79,282         80,744         78,456
                                                                 =========      =========      =========      =========

Diluted net income (loss) per share                              $    0.03      $   (0.08)     $   (0.97)     $   (0.38)
                                                                 =========      =========      =========      =========

Shares used in computing diluted net income (loss) per share        81,936         79,282         80,744         78,456
                                                                 =========      =========      =========      =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                            Retained     Accumulated
                                                  Common           Additional               Earnings     Other Comp-
                                          ---------------------    Paid-In     Treasury    (Accumulated  rehensive
(In thousands)                             Shares        Amount    Capital     Stock        Deficit)      Loss         Total
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balances at December 31, 1996                76,609    $      77   $ 359,161   $      --    $  46,081    $  (8,511)   $ 396,808
Common stock issued in connection
  with business combinations                    750            1      11,999          --           --           --       12,000
Common stock issued under stock
  option and stock purchase plans             2,444            2      24,617          --           --           --       24,619
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------
Subtotal                                     79,803           80     395,777          --       46,081       (8,511)     433,427
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------

Net loss                                         --           --          --          --      (29,903)          --      (29,903)
Foreign currency translation adjustment          --           --          --          --       (5,153)      (5,153)
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------
Comprehensive loss                               --           --          --          --      (29,903)      (5,153)     (35,056)
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------

Balances at September 30, 1997               79,803    $      80   $ 395,777   $      --    $  16,178    $ (13,664)   $ 398,371
                                          =========    =========   =========   =========    =========    =========    =========


Balances at December 31, 1997                79,998    $      80   $ 397,925   $      --    $  (9,343)   $ (17,147)   $ 371,515
Common stock issued under stock
  option and stock purchase plans             1,771            2      13,039          --           --           --       13,041
Acquisition of treasury stock                   (50)          --          --        (431)          --           --         (431)
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------
Subtotal                                     81,719           82     410,964        (431)      (9,343)     (17,147)     384,125
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------

Net loss                                         --           --          --          --      (78,538)          --      (78,538)
Foreign currency translation adjustment          --           --          --          --        1,931        1,931
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------
Comprehensive loss                               --           --          --          --      (78,538)       1,931      (76,607)
                                          ---------    ---------   ---------   ---------    ---------    ---------    ---------

Balances at September 30, 1998               81,719    $      82   $ 410,964   $    (431)   $ (87,881)   $ (15,216)   $ 307,518
                                          =========    =========   =========   =========    =========    =========    =========

See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


    (In thousands)                                                           Nine Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                            1998         1997
                                                                          ---------    ---------
Cash and cash equivalents, beginning of year                              $ 188,876    $ 156,796

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                (78,538)     (29,903)

    Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                       81,712       78,722
         Write off of assets in restructuring                                23,126           --
         Changes in assets and liabilities:
              Accounts receivable                                            27,522       32,443
              Other current assets                                              156       (3,344)
              Accounts payable                                               (7,854)      (4,843)
              Accrued compensation and related expenses                       1,778       (5,160)
              Accrued income taxes                                           (4,526)      (1,083)
              Other accrued liabilities                                     (13,331)      (7,578)
              Deferred revenues                                              (8,376)      (4,073)
              Other                                                             313       (2,121)
                                                                          ---------    ---------

Net cash provided by operating activities                                    21,982       53,060


CASH FLOWS FROM  INVESTING ACTIVITIES:

    Purchases of available-for-sale cash investments                        (23,422)     (56,893)
    Maturities of available-for-sale cash investments                        34,755       16,998
    Sales of available-for-sale cash investments                             30,138        8,200
    Business combinations, net of cash acquired                              (5,000)      (3,104)
    Purchases of property, equipment and improvements                       (20,795)     (31,123)
    Sale of property, equipment and improvements                              6,808           --
    Capitalized software development costs                                   (8,162)     (16,875)
    Decrease (increase) in other assets                                      (2,855)      (6,436)
                                                                          ---------    ---------

Net cash provided by/(used for) investing activities                         11,467      (89,233)


CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) increase in other current liabilities                        (27,132)      40,720
    Acquisition of treasury stock                                              (431)          --
    Net proceeds from issuance of common stock                               13,041       24,619
                                                                          ---------    ---------

Net cash (used for)/provided by financing activities                        (14,522)      65,339


Effect of exchange rate changes on cash                                      (3,078)      (5,450)
                                                                          ---------    ---------

Net increase in cash and cash equivalents                                    15,849       23,716

Cash and cash equivalents, end of period                                    204,725      180,512

Cash investments, end of period                                              15,790       49,443
                                                                          ---------    ---------

Total cash, cash equivalents, and cash investments,
    end of period                                                         $ 220,515    $ 229,955
                                                                          =========    =========

Supplemental disclosures:

    Interest paid                                                         $     414    $     799
                                                                          =========    =========

    Income taxes paid                                                     $  10,140    $  10,682
                                                                          =========    =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

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

2. This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report to Stockholders for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire fiscal year ending December 31, 1998.

3. On February 2, 1998, Sybase acquired Intellidex Systems, L.L.C. (Intellidex), a provider of data management technology for deploying and managing data warehouse environments. Under terms of the acquisition agreement, Sybase paid $5,000,000 in cash for certain assets and assumed certain liabilities of Intellidex. Of the amount paid, $3,737,000, was allocated to purchased software and the balance of $1,263,000 was allocated to intangible assets. In addition, pursuant to the terms of the agreement, Sybase is obligated to make contingent payments based on certain agreed upon performance criteria. The maximum additional amount payable over an aggregate three-year period is equal to $10,000,000. The transaction was accounted for as a purchase. The results of operations of Intellidex are not material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

4. In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and focusing the Company's products and personnel around its core businesses. The Company's restructuring actions consisted primarily of terminating certain product lines, terminating employees and vacating certain facilities, and canceling real estate leases as a result of these employee terminations. These actions resulted in a charge to operations in the first quarter of 1998 of approximately $51,600,000, including approximately $12,000,000 for employee severance and related items, $15,500,000 for vacating facilities, canceling real estate leases, and writing off related assets, $8,600,000 for expenses related to discontinued products including the write-off of capitalized software, and $15,500,000 for other restructuring related items. Of the $51,600,000 restructuring charge, $17,100,000 was paid out as of September 30, 1998, $11,400,000 was included in other accrued liabilities at September 30, 1998 and $23,100,000 consisted of write-offs of property, equipment and improvements, capitalized software development costs, and other assets. On February 26, 1998, the Company terminated approximately 600 employees as part of the restructuring. The Company estimates it will incur

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

additional restructuring charges in the fourth quarter of 1998. The amount of these charges is undeterminable at this time.

5. Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table shows the computation of basic and diluted net income (loss) per share.

                                             Three          Three           Nine            Nine
                                             Months         Months          Months          Months
                                             Ended          Ended           Ended           Ended
                                            9/30/98        9/30/97         9/30/98         9/30/97
                                            --------       --------        --------        --------

(In thousands, except per share data)

Basic and diluted net income (loss)
  available to common stockholders          $  2,207       $ (5,950)       $(78,538)       $(29,903)

Shares used in computing basic net
   income (loss) per share                    81,137         79,282          80,744          78,456

Effect of dilutive securities - stock
   options                                       799             --(a)           --(a)           --(a)
                                            --------       --------        --------        --------

Shares used in computing diluted
   net income (loss) per share                81,936         79,282          80,744          78,456


Basic net income (loss) per share           $   0.03       $  (0.08)       $  (0.97)       $  (0.38)
                                            ========       ========        ========        ========

Diluted net income (loss) per share         $   0.03       $  (0.08)       $  (0.97)       $  (0.38)
                                            ========       ========        ========        ========


(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

6. On February 18, 1998, the Board of Directors authorized the repurchase of up to $25,000,000 of the Company's outstanding common stock. Subject to price and market conditions, such purchases may be made from time to time in open market transactions using available cash balances. The Company had repurchased 50,000 shares of common stock for $431,000 under the program as of September 30, 1998. On October 22, 1998, the Company repurchased an additional 550,000 shares of its common stock for $2,928,000.

7. Effective January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (Statement 130) which requires certain revenues, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net income (loss) to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the nine months ended

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


September 30, 1998 and 1997, the Company's comprehensive losses were $76,607,000 and $35,056,000, respectively.

8. Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes SOP 91-1. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," which defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. All other provisions of SOP 97-2 remain in effect.

9. In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (Statement 131) which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will comply with the requirements of Statement 131 in its annual consolidated financial statements for the year ending December 31, 1998.

10. In June 1998, the Board of Directors approved a stock option repricing program pursuant to which employees of the Company could elect to exchange or amend their then outstanding employee stock options for new employee stock options to acquire common stock at an exercise price equal to the fair market value at July 2, 1998 ($6.875 per share), with exercisability generally prohibited until April 5, 1999, except in the event of a change in control or involuntary termination other than for cause. Options to acquire a total of 12,442,757 shares of common stock at exercise prices ranging from $45.69 to $8.00 per share were exchanged or amended under the program.

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

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12. In September 1998, the Company terminated a five-year lease for its research and development facility in Boulder, Colorado by exercising the option to purchase the property for $13,016,001. As a result, the Company satisfied its obligation to the lessor resulting in the release of $13,276,000 in cash deposits. The Company subsequently entered into a sale-leaseback agreement resulting in an immaterial gain. Under the terms of the leaseback agreement, the Company entered into a twelve-year operating lease.

Future minimum lease payments under this noncancellable operating lease having terms in excess of one year as of September 30, 1998 are as follows:


             1998                                  $     420,000
             1999                                      1,680,000
             2000                                      1,680,000
             2001                                      1,806,000
             2002                                      1,848,000
             Thereafter                               16,977,576
                                                     -----------
             Total minimum lease payments            $24,411,576
                                                     ===========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)
                                       Three        Three                    Nine         Nine
                                       Months       Months                   Months       Months
                                       Ended        Ended        Percent     Ended        Ended         Percent
                                       9/30/98      9/30/97      Change      9/30/98      9/30/97       Change
                                       -------      -------      ------      -------      -------       ------
License fees                           $ 98.8        $122.5        -19%      $300.7        $360.5         -17%
    Percentage of total revenues           47%           53%                     47%           53%

Services                               $111.5        $110.5         1%       $334.3        $320.2           4%
    Percentage of total revenues           53%           47%                     53%           47%

Total revenues                         $210.3        $233.0        -10%      $635.0        $680.7          -7%


Total revenues for the three months ended September 30, 1998 decreased 10 percent to $210.3 million compared to $233.0 million achieved in the same period of 1997. For the nine months ended September 30, 1998, total revenues decreased 7 percent to $635.0 million, down from $680.7 million in the same period of 1997.

License fee revenues were $98.8 million and $300.7 million for the three and nine months ended September 30, 1998, respectively, and $122.5 million and $360.5 million, for the same periods of 1997. The changes represent 19 percent and 17 percent decreases for the three and nine month periods of 1998, respectively, compared to the comparable 1997 periods. The decreases in license fee revenues were primarily due to slower sales in North America and Asia. In addition, the Company believes the impact of companies continuing to reallocate available technology resources toward "Year 2000" compliance solutions also contributed to the decline in license fee revenues. Additionally, as a result of ongoing uncertain economic conditions in the Asia Pacific region, the Company continues its conservative approach to business and accounting practices in the region.

Services revenues were $111.5 million and $334.3 million for the three and nine months ended September 30, 1998, respectively, and were $110.5 million and $320.2 million for the respective periods of 1997. The changes represent 1 percent and 4 percent increases for the three month and nine month periods, respectively.

Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products and product support and maintenance fees. Services revenues as a percentage of total revenues increased to 53 percent for both the three month and nine month periods ended September 30, 1998, respectively, as compared to 47 percent for the respective periods of 1997.

The increase in services revenues in absolute dollars resulted, in part, from the increase in support and maintenance service fees related to the Company's installed base, both in terms of directly supported sites as well as additional users and the renewal of maintenance contracts. The increase in services revenues also resulted from increased demand for the Company's consulting and other services.


GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)
                                            Three       Three                     Nine       Nine
                                            Months      Months                    Months     Months
                                            Ended       Ended       Percent       Ended      Ended        Percent
                                            9/30/98     9/30/97     Change        9/30/98    9/30/97      Change
                                            -------     -------     ------        -------    -------      ------
North American                            $  125.7      $  143.5      -12%      $  372.6      $  430.3      -13%
       Percentage of total revenues             60%           62%                     59%           63%

International
    European                              $   55.5      $   53.9        3%      $  182.5      $  164.7       11%
       Percentage of total revenues             26%           23%                     29%           24%

    Intercontinental                      $   29.1      $   35.6      -18%      $   79.8      $   85.7       -7%
       Percentage of total revenues             14%           15%                     12%           13%

Total International                       $   84.6      $   89.5       -5%      $  262.3      $  250.4        5%
       Percentage of total revenues             40%           38%                     41%           37%

Total revenues                            $  210.3      $  233.0      -10%      $  634.9      $  680.7       -7%


North American revenues (United States, Canada and Mexico) decreased 12 percent and 13 percent during the three months and nine months ended September 30, 1998, respectively, to $125.7 million and $372.6 million from $143.5 million and $430.3 million for the same periods of 1997. These decreases were primarily due to lower license fee revenues in North America. International revenues decreased 5 percent for the three months ended September 30, 1998 and increased 5 percent for the nine months ended September 30, 1998 to $84.6 million and $262.3 million from $89.5 million and $250.4 million, respectively, for both comparable periods of 1997. European revenues were up 3 percent and 11 percent for the three months and nine months ended September 30, 1998, respectively, compared to the same periods of 1997. The performance in Europe results from both increased license fee revenues and services revenues. Intercontinental revenues (Japan, Asia Pacific and South America) decreased 18 percent and 7 percent for the three months and nine months ended September 30, 1998, respectively, compared to the same periods of 1997. The decrease in Intercontinental revenues is primarily due to lower license fee revenues partially offset by slightly higher services revenues in Asia Pacific and South America.

International revenues were 40 percent and 41 percent of total revenues for the three months and nine months ended September 30, 1998, respectively, compared to 38 percent and 37 percent in the comparable periods of 1997.

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


COSTS AND EXPENSES
(DOLLARS IN MILLIONS)
                                                    Three        Three                       Nine           Nine
                                                    Months       Months                      Months         Months
                                                    Ended        Ended       Percent         Ended          Ended       Percent
                                                    9/30/98      9/30/97     Change          9/30/98        9/30/97     Change
                                                    -------      -------     ------          -------        -------     ------
Cost of license fees                                  $8.9         $6.6        35%             $28.0         $20.8       35%
    Percentage of license fee revenues                   9%           5%                           9%            6%

Cost of services                                     $57.8        $63.4        -9%            $176.7        $187.0       -6%
    Percentage of services revenues                     52%          57%                          53%           58%

Sales and marketing                                  $87.7       $118.0       -26%            $299.5        $349.3      -14%
    Percentage of total revenues                        42%          51%                          47%           51%

Product development and
engineering                                          $36.9        $33.9         9%            $107.2        $102.9        4%
    Percentage of total revenues                        18%          15%                          17%           15%

General and administrative                           $15.0        $15.4        -3%             $46.0         $47.2       -3%
    Percentage of total revenues                         7%           7%                           7%            7%


Cost of License Fees. Cost of license fees, consisting primarily of product costs (media and documentation), amortization of capitalized software development costs and third-party royalty costs, were $8.9 million and $28.0 million for the three months and nine months ended September 30, 1998, respectively, compared to $6.6 million and $20.8 million for both comparable periods of 1997. These costs were 9 percent of license fee revenues for both the three months and nine months ended September 30, 1998, compared to 5 percent and 6 percent for the comparable periods of 1997. Amortization of capitalized software costs included in cost of license fees was $4.8 million and $14.7 million for the three months and nine months ended September 30, 1998, respectively, compared to $2.3 million and $6.0 million for the comparable periods of 1997, and represented the largest factor in the increase in the cost of license fees. The increase in the amortization of capitalized software relates to the release of Adaptive Server(R) Enterprise 11.5, PowerBuilder(R)
6.0 and PowerStudio(TM) during the second half of 1997, and the release of Adaptive Server(R) Enterprise 11.9, featuring row-level locking, in the second quarter of 1998.

Cost of Services. Cost of services, consisting primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation), were $57.8 million and $176.7 million for the three months and nine months ended September 30, 1998, respectively, compared to $63.4 million and $187.0 million for comparable periods of 1997. These changes represent decreases of 9 percent and 6 percent for the three months and nine months ended September 30, 1998 compared to the same periods of 1997. These costs decreased as a percentage of services revenues to 52 percent and 53 percent for the three months and nine months ended September 30, 1998, respectively, from 57 percent and 58 percent for the comparable periods of 1997. The decrease in cost of services as a percentage of services revenues for both periods is primarily due to the restructuring efforts initiated in the first quarter of 1998 and improved productivity in the services organization.

Sales and Marketing. Sales and marketing expenses were $87.7 million and $299.5 million for the three months and nine months ended September 30, 1998, respectively, compared to $118.0 million and $349.3 million for the comparable periods of 1997. These changes represent decreases of 26 percent and 14 percent for the three months and nine months ended September 30, 1998, respectively compared to the same periods of 1997. These costs decreased as a percentage of total revenues to 42 percent and 47 percent for the three months and nine months ended September 30, 1998, respectively, compared to 51 percent for the same periods of 1997. This decrease in sales and marketing expense in absolute dollars is primarily due to the Company's aggressive restructuring and cost containment program implemented in the first quarter of 1998.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $36.9 million and $107.2 million for the three months and nine months ended September 30, 1998, respectively, compared to $33.9 million and $102.9 million for the same periods of 1997. As a percentage of total revenues, these costs increased to 18 percent from 15 percent for the three months ended September 30, 1998 compared to the same period of 1997. The costs increased to 17 percent from 15 percent for the nine months ended September 30, 1998 compared to the same period of 1997. The increase in absolute dollars for the nine months ended September 30, 1998 compared to the same period of 1997 is in part due to the acquisition in February 1998 of Intellidex Systems, L.L.C. (Intellidex), a provider of data management technology for deploying and managing data warehouse environments. The product development and engineering costs incurred by Intellidex since the date of acquisition have been included in the results of operations for the first quarter of 1998. The Company capitalized approximately $0.8 million and $8.2 million of software development costs in the three months and nine months ended September 30, 1998, respectively, compared to $5.7 million and $13.4 million for the same periods of 1997. The capitalization of software development costs represents 2 percent and 7 percent of gross product development and engineering expenditures for the three months and nine months ended September 30, 1998, respectively. By comparison, capitalization of software development costs for the same periods of 1997 represented 17 percent and 13 percent of such expenditures, respectively. This capitalization of product development costs in the first half of 1998 primarily reflects development programs for Adaptive Server(R) Enterprise 11.9, and enhancements to Replication Server(R) and Jaguar CTS(TM) products. In the first quarter of 1998, the Company also recorded capitalized software cost of $3.7 million in connection with its Intellidex acquisition. (See Note 3 of the Notes to Condensed Consolidated Financial Statements.) The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses represented 7 percent of total revenues for the three months and nine months ended September 30, 1998 and 1997, respectively, and remained relatively flat in absolute dollars with $15.0 million and $46.0 million for the three months and nine months ended September 30, 1998, respectively, compared to $15.4 million and $47.2 million for the same periods in 1997. The Company plans to continue tightly managing general and administrative expenses and to limit infrastructure growth in the near term.

Cost of Restructuring. In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and focusing the Company's products and personnel around its core businesses. The Company's restructuring actions consisted primarily of terminating certain product lines, terminating employees and vacating certain facilities, and canceling real estate leases as a result of these employee terminations. These actions resulted in a charge to operations in the first quarter of 1998 of approximately $51.6 million, including approximately $12.0 million for employee severance and related items, $15.5 million for vacating facilities, canceling real estate leases, and writing off related assets, $8.6 million for expenses related to discontinued products including the write-off of capitalized software, and $15.5 million for other restructuring related items. Of the $51.6 million restructuring charge, $17.1 million was paid out as of September 30, 1998, $11.4 million was included in other accrued liabilities at September 30, 1998 and $23.1 million consisted of write-offs of property, equipment and improvements, capitalized software development costs, and other assets. On February 26, 1998, the Company terminated approximately 600 employees as part of the restructuring. The Company estimates it will incur additional restructuring charges in the fourth quarter of 1998. The amount of these charges is undeterminable at this time.



OPERATING INCOME (LOSS)
(DOLLARS IN MILLIONS)
                                                  Three        Three                     Nine           Nine
                                                  Months       Months                    Months         Months
                                                  Ended        Ended         Percent     Ended          Ended       Percent
                                                  9/30/98      9/30/97       Change      9/30/98        9/30/97     Change
                                                  -------      -------       ------      -------        -------     ------
Operating income (loss)                            $4.0         ($4.3)        -193%      ($74.2)       ($26.4)         181%
    Percentage of total revenues                      2%           -2%                      -12%           -4%

Operating income (loss) exclusive of cost          $4.0         ($4.3)        -193%      ($22.6)       ($26.4)         -15%
of restructuring
    Percentage of total revenues                      2%           -2%                       -4%           -4%


Operating income was $4.0 million for the three months ended September 30, 1998 compared to an operating loss of $4.3 million for the same period of 1997. This increase in operating income is primarily due to the cost containment efforts implemented in the first quarter of 1998. Operating loss was $74.2 million for the nine months ended September 30, 1998 compared to an operating loss of $26.4 million for the same period of 1997. This increase in operating loss for the nine months ended September 30, 1998 includes restructuring charges of $51.6 million related to the Company's plan to discontinue certain product lines, terminate employees and vacate certain real estate facilities. The Company incurred operating losses, exclusive of cost of restructuring, of $22.6 million and $26.4 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in operating losses, exclusive of cost of restructuring, is primarily due to the cost containment efforts implemented in the first quarter of 1998.

OTHER INCOME AND EXPENSE, NET
(DOLLARS IN MILLIONS)
                                                Three        Three                        Nine           Nine
                                                Months       Months                       Months         Months
                                                Ended        Ended        Percent         Ended          Ended       Percent
                                                9/30/98      9/30/97      Change          9/30/98        9/30/97     Change
                                                -------      -------      ------          -------        -------     ------
Interest income                                    $2.4         $2.4            0%            $7.1           $6.5       9%
    Percentage of total revenues                      1%           1%                            1%             1%

Interest expense and other, net                   $(0.7)       $(0.9)         -22%           $(1.0)         $(2.2)    -54%
    Percentage of total revenues                      *            *                             *              *



---------------
* Not meaningful


Other income and expense, net consists primarily of interest earned on cash investments, expenses from bank fees and net gains and losses resulting from the Company's foreign currency transactions and the related hedging activities including the cost of hedging foreign currency exposures. Interest income in absolute dollars for the three months ended September 30, 1998 compared to the same period of 1997 remained constant. The slight increase in interest income for the nine months ended September 30, 1998 compared to the same period of 1997 is due primarily to larger average invested cash balances over the first half of 1998. The decrease in interest expense and other, net in absolute dollars for the three months and nine months ended September 30, 1998, compared to both comparable periods of 1997, is primarily due to lower net cost of hedging activities.


PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)
                                                  Three        Three                     Nine           Nine
                                                  Months       Months                    Months         Months
                                                  Ended        Ended         Percent     Ended          Ended       Percent
                                                  9/30/98      9/30/97       Change      9/30/98        9/30/97     Change
                                                  -------      -------       ------      -------        -------     ------

Provision for income taxes                         $3.5         $3.2            9%        $10.5           $7.7        36%


The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company recorded income tax provisions of $3.5 million and $10.5 million for the three months and nine months ended September 30, 1998, respectively, compared to income tax provisions of $3.2 million and $7.7 million for the same periods of 1997. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

Realization of the Company's deferred tax assets, which totaled $41.0 million at September 30, 1998, is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have an impact on the Company's provision for income taxes in future periods.


NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  Three        Three                     Nine           Nine
                                                  Months       Months                    Months         Months
                                                  Ended        Ended         Percent     Ended          Ended       Percent
                                                  9/30/98      9/30/97       Change      9/30/98        9/30/97     Change
                                                  -------      -------       ------      -------        -------     ------

Net income (loss)                                 $2.2          ($6.0)        -137%       ($78.5)        ($29.9)      162%
    Percentage of total revenues                     1%            -3%                       -12%            -4%

Basic and diluted net income (loss) per           $0.03         ($0.08)       -138%       ($0.97)        ($0.38)      155%
share

Shares used in computing basic net income         81.1           79.3            2%         80.7           78.5         3%
(loss) per share

Shares used in computing diluted net income       81.9           79.3            3%         80.7           78.5         3%
(loss) per share*

* The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.


The Company reported a net income of $2.2 million and a net loss of $78.5 million for the three months and nine months ended September 30, 1998, respectively, compared to a net loss of $6.0 million and $29.9 million for the comparable periods of 1997. The increase in net income for the three months ended September 30, 1998 compared to the same period of 1997 is primarily attributed to cost containment efforts implemented in the first quarter of 1998. The increase in net loss for the nine months ended September 30, 1998 compared to the same period of 1997 is primarily due to restructuring charges and lower license fee revenues in 1998. The basic and diluted net income per share was $0.03 for the three months ended September 30, 1998 compared to a net loss per share of $0.08 for the same period of 1997. The basic and diluted net loss per share was $0.97 for the nine months ended September 30, 1998 compared to a net loss per share of $0.38 for the same period of 1997. Shares used in computing basic and diluted net income (loss) per share increased 3 percent year over year, primarily due to the exercise of employee stock options and purchases under the employee stock purchase plan.

FINANCIAL CONDITION
(DOLLARS IN MILLIONS)
                                                                 Nine           Nine
                                                                 Months         Months
                                                                 Ended          Ended       Percent
                                                                 9/30/98        9/30/97     Change
                                                                 -------        -------     ------

Working capital                                                   $70.0          $89.1         -21%

Cash, cash equivalents and short-term cash investments           $219.5         $230.0          -5%

Net cash  provided by operating activities                        $22.0          $53.1         -59%

Net cash provided by/(used for) investing activities              $11.5         ($89.2)        113%

Net cash (used for)/provided by financing activities             ($14.5)         $65.3        -122%


Net cash provided by operating activities was $22.0 million for the nine months ended September 30, 1998 compared to net cash provided by operating activities of $53.1 million for the same period of 1997. Net cash provided by operating activities during the nine months ended September 30, 1998 reflects a net loss of $78.5 million compared to a net loss of $29.9 million for the same period of 1997. Depreciation and amortization charges, which are included in the net results of operations, but do not require the use of cash, amounted to $81.7 million for the nine months ended September 30, 1998 compared to $78.7 million in 1997. This increase in depreciation and amortization resulted principally from the increase in amortization of capitalized software development costs. In addition, during the nine months ended September 30, 1998, the Company incurred a non-cash charge to operations in the amount of $23.1 million in connection with the write-off of assets as part of the restructuring implemented in the first quarter of 1998.

Net cash provided by investing activities increased to $11.5 million for the nine months ended September 30, 1998 compared to net cash used for investing activities of $89.2 million in the same period for 1997. Investing activities included capital expenditures of $20.8 million for the nine months ended September 30, 1998 compared to $31.1 million in the same period for 1997. This reflects a decrease in capital expenditures required to support the Company's lower employee base around the world as well as related systems and infrastructure needs. The Company's headcount was reduced to 4,643 at September 30, 1998 from 5,602 at September 30, 1997. Additionally, for the nine months ended September 30, 1998, investing activities included $6.8 million of cash provided by the sale of real estate facilities. In the third quarter of 1998, the Company satisfied its obligation to a lessor releasing $13.3 million from restricted cash deposits. Net cash provided by the sale, maturity and purchase of cash investments was $41.5 million for the nine months ended September 30, 1998 compared to net cash used for cash investments of $31.7 million for the same period of 1997.

Net cash used for financing activities for the nine months ended September 30, 1998 was $14.5 million compared to net cash provided by financing activities of $65.3 million in the same period for 1997. Net cash used for financing activities for the nine months ended September 30, 1998 increased due to the repayment by the Company of amounts received from Japanese financial institutions in 1997 for financing transactions related to revenues. Such revenues were subsequently reversed as a result of certain accounting practices in the Japanese subsidiary discovered in January 1998 that were not in accordance with U.S. generally accepted accounting principles. This activity was partially offset by cash proceeds from the issuance of common stock associated with the exercise of stock options.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of September 30, 1998, the Company had identifiable assets totaling $151.8 million associated with its European operations and $62.8 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposure from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see
Note 2 of Notes to Consolidated Financial Statements in the 1997 Sybase Annual Report to Stockholders). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated foreign translation adjustments account in stockholders' equity.

Cash, cash equivalents and cash investments totaled $220.5 million at September 30, 1998, compared to $230.0 million at September 30, 1997.

On October 22, 1998, the Company repurchased an additional 550,000 shares of its common stock for $2.9 million pursuant to the Board of Directors' authorization on February 18, 1998 to repurchase up to $25.0 million of the Company's outstanding common stock.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditures and strategic operating programs, for the foreseeable future.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The results of operations for the nine months ended September 30, 1998 and year ended December 31, 1997 are not necessarily indicative of results for fiscal year ending December 31, 1998 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's license fee revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fees decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. As a result of both the seasonal impact on revenues and lower license fee revenues, a restructuring charge of $51.6 million and a more conservative approach to business practices in the Asia Pacific Region because of the uncertain economic conditions, the Company incurred both a net operating loss and a net loss for the nine months ended September 30, 1998. The Company anticipates it will incur further restructuring charges in the fourth quarter of 1998, which may cause the Company to incur operating losses and net losses for such period. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1998. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firms and industry analysts could result in an immediate and substantial adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in 1991 through 1994 or the rates of growth projected for the software markets in which Sybase competes.

In 1998, the Company expects to make further changes to its sales coverage model and sales compensation programs, and to focus increasingly on providing integrated solutions. Although such changes are intended to enhance overall revenues, such changes could, in the short-run, materially and adversely affect the sales process and revenues. In February 1998, the Company appointed Michael
S. Gardner as Senior Vice President of Worldwide Sales. In the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. In February 1998, the Company created the Office of the Chief Executive with shared leadership responsibilities between Messrs. Kertzman and Chen, who each held the title of Chief Executive Officer. In the fall of 1998, the Company completed an executive management transition pursuant to which Mr. Chen replaced Mr. Kertzman as the Company's sole Chief Executive Officer and Chairman of the Board, and Mr. Kertzman left the Company. During the same period, the Company announced plans to form a separate Mobile and Embedded Computing (MEC) division to focus dedicated resources to developing the Company's position in this key database market. The Company will make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect the Company's results of operations.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995, 1996, 1997 and the first nine months of 1998 and may in the future continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenues and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. For example, due to a variety of factors, the Company's stock price declined significantly during the first quarter of 1996 and the first quarter of 1998. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. Several of the Company's international subsidiaries have been only recently acquired or formed. For example, the Company recently acquired operations in Chile, Argentina, Norway and Peru and established a new subsidiary in Venezuela. In addition, there have been several management and organizational changes within the international operations. For example, during 1998, the country managers in Australia, Switzerland and Japan resigned or were replaced, and the Company's subsidiaries in Mexico and Thailand ceased doing business. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables and the recognition of revenue in the fourth quarter of 1997 and the first nine months of 1998.

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

The Company's future results will depend in part on its ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. During the first nine months of 1998, the Company achieved a number of milestones, including the shipment to several application partners of Adaptive Server(R) Enterprise with row-level locking capabilities. In October 1998, the Company also announced the general availability of Adaptive Server(R) Anywhere for Windows CE. The Company currently is in the process of combining a number of its products into integrated product sets such as Enterprise Application Studio(TM), which includes Jaguar CTS(TM) and PowerDynamo(TM); and SQL Anywhere(TM) Studio, which includes Adaptive Server(R) Anywhere, InfoMaker(R) and jConnect(TM) for JBDC(TM). Creation of such integrated product sets is intended to enhance the ability of the Company's partners and direct sales force to market and sell more complete solutions to customers in a single package. While such integration is intended to improve productivity, revenues and profitability, the elimination of the availability of individual products subsumed within integrated product sets could have an adverse effect on license and service revenues, particularly if such product sets are not well-received in the marketplace.

Sybase's results will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems (RDBMSs). Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications are not interoperable with Sybase RDBMSs, and others may never be available on Sybase's RDBMSs. In addition, the Company's application development tools, database design tools, and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information, and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that the development, quality, and support of products for non-Sybase RDBMSs will diminish over time, the Company's business, results of operations, and financial condition could be materially and adversely affected. The Company's products are used by many customers to build and deploy their own custom applications. Increased reliance on prepackaged applications and diversion of internal information technology budgets to rectify Year 2000 compliance issues, has and may in the future continue to have the effect of reducing the internal development of custom applications overall. Such a reduction has and may in the future continue to have a material and adverse impact on the market for the Company's products and the Company's business, results of operations and financial condition. Furthermore, many products licensed by the Company contain components developed by third parties. If the Company's products or such third party products are not Year 2000 compliant, or cannot be determined to be compliant, market acceptance of the Company's products could be adversely affected.

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

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. There were several changes in 1997 and 1998 to the Company's executive management team. For example, in the third quarter of 1997, John Chen became the Company's President and Chief Operating Officer, and Mitchell Kertzman, Chief Executive Officer, became Chairman of the Board. In the fall of 1998, the Company completed an executive management transition pursuant to which Mr. Chen replaced Mr. Kertzman as the Company's sole Chief Executive Officer and Chairman of the Board, and Mr. Kertzman left the Company. Other management changes and additions were also effected in late 1997 and early 1998, including the appointment of several new Senior Vice Presidents in charge of several major business units. Further changes in management, the Company's recent financial performance, and a reduction in the overall number of Sybase employees made in February 1998 could cause an increase in the amount of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among engineering or sales staff, could adversely affect the Company's product development efforts, product sales, and other aspects of the Company's operations and results.

Sybase currently ships most of its products in North America from its Emeryville, California and Massachusetts distribution facilities. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of the quarter, the closure or inoperability of one or more of these facilities during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter.

The Company has acquired a number of companies in the past. Most recently, in February 1998, the Company acquired Intellidex Systems, L.L.C., a provider of meta data management technology for deploying and managing data warehouse environments. The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

During the first quarter of 1998, the Company incurred a restructuring charge of $51.6 million. The Company estimates it will incur additional restructuring charges in the fourth quarter of 1998. The amount of these charges is undeterminable at this time. However, as these are forward-looking statements, future actual results may differ based on the factors described above.

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes SOP 91-1 and which prohibits the restatement of prior financial statements. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", which defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. All other provisions of SOP 97-2 remain in effect. These and future changes to, and interpretations of, accounting standards and rules could adversely affect the amount and timing of recognition of revenue.

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

As of September 1998, the Company completed its assessment of all of its worldwide infrastructure systems (e.g., computer and telephone systems) and business systems (e.g., revenue, sales and marketing and finance functions) and also completed much of the remedial work necessary to make these systems Year 2000 compatible. The outstanding list of nonconforming applications and systems is small and the Company believes it has identified upgrade or replacement solutions to make all of these systems Year 2000 compatible. Most outstanding items are scheduled for installation of certified upgrades from suppliers by January 1999, and the Company expects to effect all solutions by July 1999. The Company believes that the risk of Year 2000 problems in the Company's internal applications has been low because the Company's systems are generally run using its own technology and its partners' products, and relatively little development work other than assessment and testing has been required to insure Year 2000 compliance. Notwithstanding the foregoing, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they will not have an adverse effect on the Company's systems. The Company does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and other uncertainties.

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



November 10, 1998                     SYBASE, INC.


                                      By /s/ JACK L. ACOSTA
                                        ----------------------------------------
                                      Jack L. Acosta
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)




                                      By /s/ PIETER VAN DER VORST
                                        ----------------------------------------
                                      Pieter Van der Vorst
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


Exhibit Number                  Description
--------------                  -----------


27                       Financial Data Schedule
