Form 10-K405
period 1998-12-31
SYBASE INC
filed 1999-03-30
CIK 768262

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

                   For the fiscal year ended December 31, 1998
                                       OR
      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 25, 1999 as reported on the NASDAQ National Market System, was approximately $536,137,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 25, 1999, Registrant had outstanding 82,358,255 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1. BUSINESS


THE COMPANY

           Sybase, Inc. ("Sybase" or the "Company"), one of the largest global independent software companies in the world, helps businesses gain competitive advantage by enabling them to manage and deliver applications, content and data anywhere they are needed. The Company's software products and professional consulting services provide a comprehensive platform for delivery of integrated solutions for enterprise data management, mobile and embedded computing, data warehousing, and Internet computing environments that businesses need to be successful. Sybase's software products consist of leading high-performance enterprise, mobile and embedded database products; middleware products that provide interoperability, connectivity and data movement; application development tools and application servers that enable the development and deployment of applications in Web and other computing environments; and business intelligence products that enable the design and implementation of data warehouses and data marts. The Company offers a broad range of consulting, education and technical support services to provide customers with complete solutions for building on-line, enterprise-wide applications. Unless otherwise specified, the terms "Sybase" or the "Company" include Sybase and all of its direct and indirect consolidated subsidiaries.

           The following are trademarks of Sybase, Inc. used in this Form 10-K:
Sybase, SQL Anywhere, Adaptive Component Architecture, Adaptive Server, SQL Remote, Replication Server, Enterprise Connect, OmniConnect, DirectConnect, Jaguar CTS, jConnect, PowerJ, Open Client, Open Server, Powersoft, PowerBuilder, PowerDesigner, PowerDynamo, ProcessAnalyst, DataArchitect, AppModeler, Warehouse Architect, MetaWorks, SQL Anywhere, Ultralite, Warehouse Studio and Viewer are trademarks of Sybase, Inc. This Form 10-K also includes additional trademarks of other companies.

MARKET OVERVIEW

           Sybase's advanced software product architecture allows users to build and deploy applications that can be distributed across heterogeneous networked computing environments. The Company's relational database management systems (RDBMS), data access and data movement software and application development tools have historically been used primarily to address customers' enterprise data management needs for high performance, on-line transaction processing
(OLTP) systems, such as securities brokerage systems, and other mission-critical applications which need to process and store a large numbers of transactions, and for data warehouse and data mart applications, which are designed to access and analyze corporate data (either routinely or on an ad-hoc basis) to enable an enterprise to rapidly obtain answers to specific queries about its business and customers. Sybase customers relying on the Company's enterprise data management products include leading companies in banking, brokerage, insurance, telecommunications and healthcare.

           The Company's strategy is to leverage its existing strengths in enterprise data management and enterprise application development to focus on delivering market-leading computing solutions in three growing markets: mobile and embedded computing, business intelligence and Internet applications.


           MOBILE AND EMBEDDED COMPUTING

           Businesses are turning to mobile and embedded computing to capture and distribute up-to-date information, such as pricing, products, and order status, from and to remote users' equipment, in order to gain the flexibility to transact business anywhere and to enable sales forces and branch offices to keep in touch with corporate data resources while remaining close to their customers. Mobile computing consists of end-to-end solutions that deliver enterprise information and applications to any location where business transactions occur, whether it be at a self-service kiosk, a remote branch office or the laptop computer of a salesperson in the field. Embedded solutions include both database applications that run on laptops, handheld machines, and palm sized devices as well as databases that are literally embedded into hardware devices such as parking meters, gas pumps, and intelligent appliances. Embedding database technology in next-generation devices will provide a convenient and cost-effective way to capture and access critical information. These solutions require a fully functional database and synchronization technology, with increased flexibility to customize the database to meet unique requirements. The Company believes its high-performance, scalable technology in products such as Adaptive Server Anywhere, the industry's leading small-footprint mobile database, position the Company at the forefront of this market.

           INTERNET APPLICATIONS

           By using the Internet as a platform for business computing, businesses are attempting to differentiate themselves from their competitors and gain competitive advantage. Computing over the Internet's World Wide Web has created a tremendous opportunity for companies to give their customers, vendors and partners better access to information systems and to strategic data. It also allows companies to advertise and sell products in a vast, global marketplace. Through its combination of industry-leading application development tools, application servers, industry specific applications servers, high-performance database servers, and extensive middleware, Sybase enables companies to design, develop and deploy enterprise dynamic Internet applications that can integrate their various legacy and mainframe-based data sources.


           BUSINESS INTELLIGENCE

           The global business environment currently is characterized by rapid and dynamic changes, frequent mergers and consolidations, global competition, and encroachment from other business sectors. Amid this environment, the ability of a company to analyze its business to understand the impact of business decisions on customer behavior, sales revenue, market competition, financial costs and operational effectiveness is becoming an important factor in a company's ability to effectively compete and succeed. Companies are increasingly seeking new ways to discover business opportunities by better understanding customer needs, analyzing profitable market segments, providing the specific products their customers are demanding and measuring how well their organizations are executing. To obtain these types of business intelligence, companies are building data warehouse and data mart systems, which are specifically designed to receive, store and analyze large amounts of corporate data. Sybase offers an integrated platform to enable businesses to design, integrate, manage, visualize, and administer enterprise data warehouses and data marts.


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

           Sybase products are available for a wide variety of hardware platforms from various hardware manufacturers including, but not limited to, Digital Equipment Corporation, Hewlett-Packard, IBM and Sun Microsystems. The Company also provides connectivity to other hardware platforms with large installed bases. Sybase products are available for various UNIX environments, Windows, Windows NT and other software operating systems.

           ENTERPRISE DATABASE MANAGEMENT PRODUCTS

           Sybase's enterprise database management systems permit multiple users and applications to access data concurrently while protecting the integrity of the data against user and program errors and against computer and network failures. The Adaptive Server database product family is unique in delivering optimized database performance for different application environments and in providing common management, administration, access and other services across the entire database family. The end result is a product family providing high performance for today's transaction processing requirements with the flexibility to accommodate future enterprise computing needs. The Adaptive Server product family includes: Adaptive Server Enterprise, Adaptive Server Anywhere (for mobile and embedded computing), Adaptive Server IQ (for business intelligence applications).

           Adaptive Server Enterprise is the latest version of the Company's flagship client/server RDBMS product designed specifically for on-line mission critical applications, and is a key element of the Company's Adaptive Component Architecture. This server defines, stores, retrieves, updates and manages data by using an extended relational database language based primarily on the Structured Query Language (SQL), the industry-standard data manipulation language for RDBMSs. Adaptive Server Enterprise is designed to provide organizations with predictable high performance in unpredictable mixed workload on-line transaction processing and data warehouse environments. Product features include Logical Memory Manager and Logical Process Manager for application and user-specific dedicated resources; scalability for very large databases through parallel operation for maximum utilization of system resources; common services for management and administration, data access/movement, security and Web access, and security features for Internet transactions and multi-tier applications. In 1998, Adaptive Server 11.9 with row-level locking capabilities became available. These capabilities provide Sybase customers with significantly improved performance and scalability when running numerous leading commercial application solutions, such as those of PeopleSoft, Inc. and Baan Company. Adaptive Server Anywhere and Adaptive Server IQ are discussed below within the Mobile and Embedded Computing and Business Intelligence Product sections.

           DATA ACCESS AND DATA MOVEMENT PRODUCTS

           Within larger enterprises, data is generally stored in RDBMS and non-RDBMS sources developed by different vendors, operating on different hardware platforms running under different operating systems and operated or managed by different departments or groups. Sybase's middleware products are designed to enable information that is different in format, distributed in multiple locations and stored in disparate computing systems to be integrated easily and transparently for use in OLTP and data warehouse applications and to facilitate mass deployment. Recognizing the importance of access to data in a multi-platform environment, Sybase offers a market-leading suite of data access and data movement products to manage the flow of data required in most of the applications being developed today. These products include: Replication Server
(R), OmniConnect(TM), DirectConnect(TM), Enterprise Connect(TM), Mainframe Connect(TM) and Open Server(TM).

           Replication Server(R) synchronizes replicated copies of data on heterogeneous platforms through a client/server network, and is designed to allow data sharing among operational and decision support systems without affecting data integrity and consistency or business performance. Frequently, each piece of data in an organization has a primary site that is the actual source of the data and is the location where the data is updated or revised. Using Replication Server, organizations can allow remote sites to subscribe to the primary site for the data they need, and Replication Server will deliver that data and monitor the primary site for any transactions that change the primary site data. Replication Server will then deliver such transactions to the remote sites, thereby ensuring that the remote sites automatically have the updated data. The Replication Server architecture uses store-and-forward asynchronous replication. This transaction-based technology monitors and replicates changes based on the activity at the primary data site and forwards changes to replicated sites without the need for the system to query the primary data manager. As a result, Replication Server reduces the impact on the primary data manager while providing near real-time data replication. In 1998, Replication Server 11.5, the latest version of this product, became available. This new version provides several new features, including significantly enhanced management capabilities.

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

           DirectConnect(TM) is a single-source data access server which provides users with complete read/write access to heterogeneous data sources. It simplifies access to enterprise data wherever it resides and enables greater flexibility in managing distributed heterogeneous environments. The product is optimized for both OLTP and decision support and offers enhanced remote systems management and monitoring; greater client and middleware configuration flexibility; increased support for multi-tier application development; integration of specialized services such as e-mail or additional data sources; and utilization of Open Client(TM) and Open Server(TM) enhancements such as directory and security services. DirectConnect works in conjunction with OmniConnect. Users can use a DirectConnect server on its own to connect directly to a single data source, or combine DirectConnect with other products in the Sybase family for enterprise data access, data movement, data transparency, heterogeneous replication, and data warehousing.

           Enterprise Connect(TM) is a new integrated product set that became available in 1998. It is designed to provide distributed transactional replication and location-transparent, application-independent data access among heterogeneous data sources to enable customers to build corporate-wide information systems. This new offering integrates Sybase connectivity and data access technologies, including Replication Server, DirectConnect and OmniConnect, to enable the organizations to integrate over 25 different types of data using one easy-to-install, easy-to-maintain solution.

           Mainframe Connect(TM), enables users to get high-performance access to mainframe data and on-line production applications in CICS, IMS/TM, MVS, and DB2/MVS environments. This product is designed for organizations with environments requiring connectivity between client/server databases and mainframe data.

           Open Server(TM) products provide a server-side application programming interface for developing gateways to other DBMSs, data sources and services. These products integrate data from diverse sources such as real-time data feeds, networking services and other relational and non-relational databases.

           MOBILE AND EMBEDDED COMPUTING PRODUCTS

           Sybase is a leader in providing small footprint database technology to specifically address the mobile and embedded computing market. The Company's principal mobile and embedded computing products are described below:

           SQL Anywhere Studio(TM) is the Company's integrated product set that enables the design and delivery of corporate information to workgroup, mobile and embedded database systems. SQL Anywhere Studio which became available in 1998, combines Adaptive Server(R) Anywhere 6.0, the industry-leading mobile database; bi-directional, message-based replication with SQL Remote(TM); and tools for development, design and administration.

           Adaptive Server Anywhere is a small footprint, self-tuning, fully-functional RDBMS engine designed for applications operating in embedded or mobile computing environments, such as hand-held PCs. Important requirements in this market include a database solution that can be transparently deployed and easily managed with a low cost of ownership. From mobile computing to large-scale high-performance applications, the compatibility and interoperability of Adaptive Server Anywhere with Adaptive Server Enterprise provides an end-to-end data management platform. Key to the product's success is SQL Remote(TM) which makes two-way synchronization possible for occasionally connected users. Telecommuters, remote office locations or traveling professionals can both download and upload mission critical information ensuring that up-to-date information is always available both at their fingertips, and at the head office. Data can be synchronized among multiple hand-held PCs, desktop PCs and enterprise servers using standard communication and wireless products. This technology allows users to achieve the benefits of a true mobile computing solution.

           Adaptive Server Anywhere for Windows CE builds on Sybase's proven technology for small footprint databases. This product is designed for the Microsoft Windows CE operating system that is used in many handheld PCs and became generally available in 1998.

           In 1998 Sybase announced the beta test availability of its new Ultralite(TM) deployment option for SQL Anywhere Studio, an application optimized, ultra-small relational database. The Ultralite technology is designed to allow developers to customize the capabilities of the database to match the requirements of an application. This customized database can have a memory fingerprint as small as 50K. In addition, the product's synchronization technology will enable users to synchronize data directly to any enterprise database, including Sybase, Oracle and Microsoft. Ultralite's capabilities will enable the delivery of corporate information to a new class of lightweight mobile business tools and devices.


           INTERNET APPLICATION DEPLOYMENT AND APPLICATION DEVELOPMENT PRODUCTS

           The increasingly widespread use of the Internet has created the opportunity for companies to engage in electronic commerce and to expand their methods of interacting with their customers. The Company's application deployment and development products provide customers with a complete environment to design, develop and deploy component-based business applications in Web-based and non-Web-based distributed environments. These products enable customers to develop new applications for the Internet using Java and HTML languages, to continue the use of existing investments in applications and data developed for traditional client/server environments, and to extend the use of these client/server applications into the new Web environment.

           The need to provide business applications over the Web, rather than simply displaying static data, has resulted in the emergence of a new multiple tier computing architecture and a new category of products, generally called, application servers. Traditional client/server applications are generally unsuitable for direct access over the Web, because of a variety of factors including, the limitations of Web browsers and the need for a significant part of the application to be delivered to and run on the user's computer. Application servers enable Web-based users to launch applications and receive data from an application server using a standard Web browser. The application server in turn accesses data from one or more databases, applies the application's business logic and returns the results over the Internet to the user. The emergence of this "middle tier" has also increased the need for applications to be developed based on components that can be more easily deployed and used in a multiple tier architecture. Sybase's application servers and development tools have been specifically designed to enable customers to build component-based applications and to deploy those business applications in a multiple tier environment. Sybase has also developed technology that enables client/server applications to be Web-enabled.

           Sybase's application deployment products, include Enterprise Application Server(TM) and Financial Server(TM), and its development tools include PowerBuilder(R), PowerJ(TM) and PowerDesigner(TM). In 1998, Enterprise Application Studio(TM) 2.0 became generally available. This integrated product set, which includes PowerBuilder, PowerJ and a developer edition of Enterprise Application Server, enables customers to obtain together a complete toolset for building enterprise applications.

           PowerBuilder(R) is the Company's principal application development tool for building enterprise business applications for client/server, multi-tier and Internet architectures. PowerBuilder combines an intuitive graphical interface with a powerful object oriented development language, and enables developers to rapidly build client/server and Internet applications without requiring specialized knowledge of the operating system or complicated programming. PowerBuilder Enterprise 6.5 became generally available in August 1998 and features new capabilities for creating Web applications and managing Web sites and key advancements in distributed development capabilities for creating multi-tier applications.

           PowerJ(TM) is the Company's enterprise-class tool specifically designed for enabling Java language developers to build and deploy distributed Web applications. PowerJ provides support for JavaBeans on both the client and middle tiers, robust database access and the ability to build and deploy multi-tier applications. PowerJ also features seamless integration with Enterprise Application Server for building real-world business applications on the Web. In 1998, the latest version of this product, PowerJ 2.5, became generally available.

           PowerDesigner(TM) is an integrated design toolset for building highly optimized and functional databases, data warehouses and data-aware components and is comprised of six modules targeted at business and systems analysts, data modelers, database administrators and application developers: ProcessAnalyst(TM) for identifying and capturing data flow within a business; DataArchitect(TM) for bi-level conceptual and physical database design and construction; Warehouse Architect(TM) for data warehouse design and construction; AppModeler(TM) for physical data modeling and data-aware component generation, MetaWorks(TM) for model management and team design; and Viewer(TM) for read-only access to model information. PowerDesigner 6.1, the newest version of the product set, became generally available in 1998.

           Enterprise Application Server(TM) is Sybase's new scalable deployment environment that enables customers to support applications ranging from simple Web data publishing to fully integrated, component-based information systems. This application server, which became generally available in 1998, includes a component transaction server (Jaguar CTS(TM)) and a dynamic page engine (PowerDynamo(TM)) to address the customer need for an enterprise-class platform that delivers both Web OLTP and dynamic data publishing. Enterprise Application Server supports multiple industry-standard component models, such as ActiveX, CORBA, COM, and JavaBeans.

           In late 1998, Sybase announced the beta test availability of a number of new application deployment and development products, including PowerBuilder
7.0 and PowerJ 3.0, which include numerous new and enhanced features to further ease testing and debugging and the development and deployment of components to application servers; Enterprise Application Server 3.0; and Financial Server(TM), an application server specifically designed for the financial services industry.

           BUSINESS INTELLIGENCE PRODUCTS

           Companies are increasingly building data warehouses and data marts to discover business opportunities and compete more effectively by analyzing and using their corporate data to better understand customer needs, evaluate profitable market segments, provide the specific products their customers are demanding and measure performance. Large-scale data warehouse development projects typically cost several million dollars and require many months and often years, in development time. To be effective, a data warehouse must be able to receive the correct data from a variety of sources, and frequently in a variety of formats, to manage the voluminous and disparate data, and to quickly and efficiently analyze the data based on numerous and frequently changing business queries. To provide rapid responses to data warehouse queries and to speed warehouse deployment and to ease management, Sybase delivers a database management system specifically designed for warehousing and a full suite of warehouse design tools and central meta data management facilities. In addition, Sybase's middleware products provide organizations with the data movement, connectivity and interoperability capabilities to effectively leverage and integrate information from diverse data sources, and to distribute data throughout the enterprise and beyond. Sybase's principal business intelligence products include Adaptive Server IQ and Warehouse Studio(TM).

Adaptive Server IQ is an optional extension to Adaptive Server Enterprise designed specifically to provide substantially enhanced performance for the complex, interactive ad hoc queries that dominate client/server-based data warehouse applications in a multi-user environment. Adaptive Server IQ utilizes an innovative indexing technology to provide rapid responses with a minimum of tuning. Intelligent data storage, compression and retrieval software features are designed to reduce storage requirements for data in comparison to traditional index RDBMSs and to minimize the associated hardware costs of data warehousing. Adaptive Server IQ works with standard commercial hardware and imported database information from a wide variety of data sources, and supports a wide range of standard Sybase tools and on-line analytical processing and voice recognition products from companies such as WhiteLight Systems, Business Objects, Cognos and Prodea.


           Warehouse Studio(TM), is a new integrated product set for delivering powerful enterprise or departmental data warehouse driven business solutions. Warehouse Studio became generally available in 1998 and includes Adaptive Server Enterprise, Adaptive Server IQ, and a set of design, transformation, meta data management and administration capabilities optimized to meet customers' data warehousing needs. In early 1998, Sybase acquired Intellidex Systems, Inc., a developer of a sophisticated meta data management technology that has been incorporated into Warehouse Studio. Warehouse Studio is designed to enable organizations to deploy business solutions faster and at a lower cost, while providing the flexibility and scalability to accommodate global, enterprise requirements.

           Sybase believes that data warehousing and business intelligence market will rapidly evolve toward largely prepackaged applications which will further reduce the expense, design and development time, and risk of implementing data warehouse applications. Sybase has announced its development of several industry specific vertical warehousing applications which are currently scheduled to become available in 1999. These applications which include industry specific data models for various applications will be offered with Warehouse Studio to enable a new generation of business intelligence applications.


SERVICES

           Technical Support and Maintenance Services. Sybase worldwide Customer Service and Support organizations provide support for the entire family of Sybase products. A comprehensive portfolio of support programs let customers choose the level of support their business requires, from personalized support for mission critical projects to minimum assistance designed to get development underway. Support is provided by a worldwide organization with major support centers located in North America, Europe, and Asia Pacific. Operating as a virtual team, support resources are coordinated to provide services 24 hours a day, seven days a week in all time zones around the world. Sybase also offers a wide variety of methods to obtain support, including electronic support services that allow customers to search vast sources of problem-solving technical information, connect with other users, log support cases and download software fixes. Access to the technical information sources and newsgroups on Sybase's support web site is provided free to all customers.

           Sybase Professional Services. The Company provides comprehensive consulting and integration services for its customers worldwide through the Sybase Professional Services organization. These service offerings assist customers on an enterprise-wide basis with migration, design and development, implementation, performance improvement, knowledge transfer and IT architecture projects, particularly in the areas of on-line transaction processing, data warehousing, Internet computing and occasionally connected computing. Services include architecture and resource planning, custom application design and development, performance and migration services, system administration and extensive SQL and Sybase product training.

           Training and Education Services. The Company provides a broad education curriculum for its customers allowing them to increase their proficiency in Sybase products. The Company offers basic and advanced classes from education centers in the United States, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Netherlands, New Zealand, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. On-site and specially tailored customer classes are also available. A number of the Company's distributors also provide training. In addition to classroom training, Sybase also offers a number of videotape training materials for self-paced training. Training is also available through authorized third party providers. Sybase believes that customer training is as integral a component of its products as the software and documentation.

SALES, MARKETING AND CUSTOMERS

           The Company markets its products both through a direct sales organization and through indirect sales channels comprised of commercial application partners, systems integrators, original equipment manufacturers, international distributors and other resellers. In general, enterprise database products, middleware and services are primarily marketed through the direct sales organization. Application development tools products and mobile and embedded computing products are marketed primarily through a combination of indirect channels and direct sales. Business Intelligence products have primarily been sold through the direct sales organization and system integrators. In 1998 and 1999, the Company made significant changes in its sales model and sales compensation programs, in connection with the Company's reorganization into four operating divisions. Although such changes are intended to enhance overall revenues, such changes could, in the short-term, materially and adversely affect the sales process and revenues. See "Part II, Item 5, Market For The Registrant's Common Stock And Related Stockholder Matters - Future Operating Results; Stock Price Volatility".

           Approximately 42 percent, 37 percent and 39 percent of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were from international operations. As of December 31, 1998, the Company's subsidiaries licensed and supported the Company's products in Argentina, Australia, Belgium, Brazil, China, France, Germany, Hong Kong, Indonesia, Italy, Japan, South Korea, Malaysia, New Zealand, The Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. In 1998, the Company closed or began the process of closing its subsidiaries in Chile, Mexico, Peru, Thailand and Venezuela. The Company also licenses its products through distributors in Europe, Asia, Africa and Latin America. In the future, the Company could experience fluctuations in international revenues and such fluctuations could adversely affect the Company's financial results. For a discussion of certain risks associated with international operations, see "Part II, Item 5, Market For The Registrant's Common Stock And Related Stockholder Matters - Future Operating Results; Stock Price Volatility".

           The Company's customers are primarily Fortune 1000 companies in North America, or their equivalents in other geographic regions. Among the Company's primary market segments are financial services, insurance, telecommunications, healthcare, defense and government agencies. No customer accounted for more than 10% of revenues during any of the years ended December 31, 1998, 1997 and 1996.

           The Company's products and services are offered in a wide variety of configurations depending on each customer's requirements and hardware environment. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Customers generally purchase nonexclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single user desktop tools or databases to several million dollars for enterprise solutions that can support hundreds or thousands of users throughout an organization. Under the Company's current standard forms of end-user license agreement, customers license software either for use on a single machine or by a single user, or for use in a networked environment by a specified number of users and/or machines. The Company's SQL Anywhere Studio database products, application development products, and products licensed through the telemarketing sales organization, are typically licensed under "break the seal" licenses. These licenses may not be enforceable in a number of jurisdictions.

           As is common in its industry, the Company's backlog is typically small and not a meaningful indicator of future revenues.

PRODUCT DEVELOPMENT

           Since inception, the Company has made substantial investments in research and product development. The Company believes that timely development of new products and enhancements to its existing products is essential to maintain a strong position in its market. During 1998, 1997 and 1996, product development and engineering expenses were $148.6 million, $138.6 million and $164.7 million, representing 17%, 15% and 16% of total revenues, respectively. Sybase currently is developing new products as well as enhancements to existing products in each of its major product categories of database, middleware, business intelligence and Internet applications products. Sybase intends to continue to invest heavily in research and product development.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        The Company relies on a combination of trade secret, copyright, patent and trademark laws and contractual provisions to protect its proprietary rights in its software products. These protections may not be adequate in certain circumstances. As of March 1, 1999, the Company had thirty two issued patents, expiring between 2113 and 2116, covering various aspects of software technology. Competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, copyright and trade secret protection for the Company's products may be unavailable or unreliable in certain foreign countries. As the number of software products in the industry and the number of software patents increase, the Company believes that software developers may become increasingly subject to infringement claims. Third parties have in the past asserted, and may in the future assert, that their patents or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend or settle, and could have an adverse effect on the Company's business and results of operations. While the Company believes that its products do not infringe other parties' patents and proprietary rights, it cannot be certain that its products are not doing so. Infringement of valid third party patents and proprietary rights could have an adverse effect on the Company's business and results of operations. With respect to an increasing number of products, the Company relies on "break the seal" licenses not signed by the licensee to protect its proprietary rights. "Break the seal" licenses may be unenforceable under the laws of certain jurisdictions.

EMPLOYEES

           As of March 24, 1999, the Company and its subsidiaries had 4,196 employees, excluding temporary personnel and consultants. In 1998 and early 1999, there were a number of changes in the Company's executive management team. For example, in the fall of 1998, the Company completed an executive management transition pursuant to which John Chen replaced Mitchell Kertzman as the Company's Chief Executive Officer and Chairman of the Board and in early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer. Moreover, in connection with the Company's reorganization into four operating divisions and the appointment of one general manager for each division, a number of executives changed responsibilities at the end of 1998. Further changes in management, the reduction in the overall number of Sybase employees made during 1998, and the Company's financial and stock price performance relative to companies with which Sybase competes for employees, could affect the amount of employee turnover. The Company has experienced in recent quarters a high rate of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among consulting, engineering or sales staff, could adversely affect the Company's product development efforts, sales of products and services and other aspects of the Company's operations and results.


ITEM 2. PROPERTIES

           The Company is headquartered in Emeryville, California, where it leases administrative, sales and marketing and product development facilities in seven locations consisting of an aggregate of approximately 446,000 square feet. The Company's leases with respect to its Emeryville headquarters facilities expire as follows: approximately 129,700 square feet in 2001, 95,900 square feet in 2,002 and 220,370 square feet in 2003. The Company has renewal options, generally at the fair market value, under each of these headquarters leases. The area of Emeryville in which the Company's headquarters facilities are located includes significant amounts of landfill and was historically used for industrial and light industrial uses. Underground fuel storage tanks and soil contaminated from leaked fuel were removed, prior to Sybase's occupancy, from one property formerly owned by the Company and one leased property included in Sybase's headquarters facilities. The cost of monitoring and treating these sites is less than $40,000 per year. As of December 31, 1998, the Company maintained an engineering center in Milpitas, California where it leased approximately 20,749 square feet of office space through 2003. The Company also maintains engineering centers in Boulder, Colorado, which is principally focused on the Company's middleware products; in Concord, Massachusetts, and Paris, France which are principally focused on the Company's internet applications products, development tools and business intelligence products; in Waterloo, Canada which is primarily focused on mobile and embedded computing products and in Singapore which is primarily focused on product localization and development relating to the Company's Asian markets.

           As of December 31, 1998, the Company's field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 96 locations in the United States, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hong Kong, Italy, Japan, Korea, The Netherlands, New Zealand, Philippines, Singapore, Spain, Sweden, Switzerland, Taiwan, Argentina and the United Kingdom aggregating approximately
1.8 million square feet. In addition, the Company owns a building in Concord, Massachusetts encompassing approximately 44,600 square feet and a building encompassing 10,500 square feet located in Maidenhead, England. The Company is in the process of leasing additional premises in various locations.


ITEM 3.      LEGAL PROCEEDINGS

           Following the Company's announcements on January 2, 1998 and January 21, 1998 regarding its preliminary results of operations for the quarter and year ended December 31, 1997, several class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court, Northern District of California ("Northern California District Court"). The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. A consolidated, amended class action Complaint was served on June 11, 1998 and named Sybase KK, the Company's Japanese subsidiary, and the Company's former country manager of Japan, as additional defendants. Pretrial discovery has not yet begun.

           On January 27, 1998, a purported shareholder derivative action was filed in the Superior Court of the State of California, County of Alameda ("Alameda County Superior Court"). The complaint alleges that certain of the Company's present and former officers and/or directors breached fiduciary duties owed to the Company in connection with the underlying circumstances alleged in the securities class action complaints described above. Two similar derivative actions were also filed in Alameda County Superior Court, and the three derivative actions have now been consolidated. Pretrial discovery has begun in those actions. On April 15, 1998, a derivative complaint was filed in Northern California District Court. A second similar derivative complaint was also filed in the same court. These two complaints have been consolidated, and pretrial discovery has not begun. In addition, a similar complaint has been filed in the Chancery Court in Delaware. Pretrial discovery has not begun in that case. Sybase is a nominal defendant in these actions and no damages are sought from it.

           Following the Company's announcement on April 3, 1995 of its preliminary results for the first fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. These actions have been consolidated, and a consolidated amended class action complaint was served on August 7, 1995. Pretrial discovery has been completed.

           Management believes that the claims alleged against it in all of the actions described above are without merit, and the Company intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

           The Company is also a party to various legal disputes and proceedings arising from the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a stockholder vote in the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the Company who are elected by and serve in such capacities at the discretion of the Board of Directors, and their ages, as of March 29, 1999, are as follows:

Name                                                      Age         Position
----                                                      ---         --------

John S. Chen.........................................     43          Chairman of the Board, Chief Executive Officer,
                                                                      President  and Director

Robert S. Epstein....................................     46          Executive Vice President and Director

Richard N. LaBarbera ................................     50          Senior Vice President and General Manager,
                                                                      Enterprise Solutions Division

Eric L. Miles........................................     52          Senior Vice President and General Manager,
                                                                      Business Intelligence Division

Raj Nathan...........................................     45          Senior Vice President and General Manager,
                                                                      Internet Applications Division

Terry Stepien .......................................     40          Senior Vice President and General Manager,
                                                                      Mobile and Embedded Computing Division

Pieter A. Van der Vorst..............................     44          Vice President and Chief Financial Officer

Mitchell L. Gaynor ..................................     39          Vice President, General Counsel and Secretary

Martin J. Healy .....................................     36          Vice President and Corporate Controller

Nita White-Ivy.......................................     52          Vice President, Worldwide Human Resources



        Mr. Chen is the Chief Executive Officer, President and Chairman of the Board. He has served as Chief Executive Officer and Chairman of the Board since November 1998 and as President and a director since August 1997. Mr. Chen served as co-Chief Executive Officer between February 1998 and November 1998 and as Chief Operating Officer between August 1997 and February 1998. Before joining Sybase, Mr. Chen served between March 1995 and July 1997 as the President of the Open Enterprise Computing Division of Siemens Nixdorf, a computer and electronics company, and as Chief Executive Officer and Chairman of the Siemens Pyramid subsidiary of Siemens Nixdorf. Before its acquisition by Siemens Nixdorf in March 1995, Mr. Chen served in various executive capacities with Pyramid Technology Corporation, a computer company, where he became Chief Operating Officer in October 1992 and President in June 1993. Mr. Chen is a director of Beyond.com Corporation.

        Dr. Epstein is a founder of the Company and has served as Executive Vice President and as a director since November 1984. From November 1996 to August 1998, Dr. Epstein also served as Chief Information Officer of the Company. He currently is the Chairman of the Board of Colorado Microdisplay, a privately-held company, where he has been a director since August 1996.

        Mr. LaBarbera has served as Senior Vice President and General Manager, Enterprise Solutions Division since December 1998. Between June 1998 and December 1998, Mr. LaBarbera was Senior Vice President, Services. Mr. LaBarbera joined Sybase in December 1997 and served as Vice President, Customer Service and Support through June 1998. Prior to joining Sybase, he was Vice President and

General Manager of Customer Services at Siemens Pyramid between November
1995 and December 1997. Mr. LaBarbera previously served as Vice President and General Manager at Octel Communications between 1993 and November 1995.


           Mr. Miles has served as Senior Vice President and General Manager, Business Intelligence Division since December 1998. Between December 1997 when he joined Sybase and December 1998, he was Senior Vice President, Product Operations. From November 1995 until he joined Sybase, Mr. Miles served as Vice President, Product Development at Informix Corporation, a database software company. Prior to that, he served as Vice President, Applications Development at Ross Systems from September 1994 through November 1995. From January through September 1994, Mr. Miles was President of the Ingres business unit of Ask Corporation, a software company.

           Dr. Nathan has served as Senior Vice President and General Manager, Internet Applications Division since December 1998. Dr. Nathan joined Sybase in November 1997. Between November 1997 and December 1998, he served as Senior Vice President, Corporate Program Office. From May through November 1997, he served as President and CEO of Siemens Pyramid, and held a number of executive positions with Siemens Pyramid prior to that.

           Mr. Stepien has served as Senior Vice President and General Manager, Mobile and Embedded Computing Division since March 1999. Between September 1998 and March 1, 1999 he was Vice President and General Manager, Mobile and Embedded Computing Division. Between September 1996 and September 1998, he served as Vice President, Marketing for Database Products. Mr. Stepien was Vice President, Marketing for Workplace Database Products from February 1995 to September 1996. Between March 1992 and February 1995, Mr. Stepien was Director of Marketing for Watcom Corporation, a provider of application development tools and database software that became a subsidiary of Sybase in February 1995.

           Mr. Van der Vorst became Vice President and Chief Financial Officer in January 1999. Between November 1997 and January 1999, he served as Corporate Controller. Prior to that, he served as Sybase's Vice President, Tax and Corporate Accounting beginning in April 1997. From the time he joined Sybase in December 1991 through April 1997, Mr. Van der Vorst held various other positions, including Director of Tax and Assistant Controller. Prior to joining Sybase, Mr. Van der Vorst held positions with Cetus Corporation, a biotechnology company, Spectra Physics, Inc., a laser manufacturing company, Levi Strauss & Company, a clothing company, and Price Waterhouse, an accounting firm.

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

           Mr. Healy has served as Vice President and Corporate Controller since January 1999. Between January 1997 and January 1999, he served as Vice President, Intercontinental Operations. Mr. Healy was Director of Finance, Asia from January 1994 to December 1997, and prior to that held various positions within the Company's finance organization. Before Joining Sybase in 1989, Mr. Healy was Financial Reporting Manager at WordStar International and prior to that was an auditor with Arthur Andersen and Company.

           Ms. White-Ivy became Vice President, Worldwide Human Resources in March 1998. Between January 1998 and March 1998, she was a human resources consultant to Sybase. Prior to joining Sybase, she was with Siemens Pyramid, serving as Vice President of Worldwide Human Resources from February 1994 to October 1997 and as Senior Director of Human Resources from December 1992 to February 1994. Previously, Ms. White-Ivy served in various human resources management capacities with Burroughs/Unisys, Spectra Physics and Silicon Graphics.


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

                                           High                          Low
                                           ----                          ---
Fiscal 1997:

Quarter ended March 31, 1997               $20.00                        $13.25
Quarter ended June 30, 1997                $16.88                        $12.50
Quarter ended September 30, 1997           $20.75                        $12.50
Quarter ended December 31, 1997            $23.50                        $12.00

                                           High                          Low
                                           ----                          ---
Fiscal 1998:

Quarter ended March 31, 1998               $10.69                        $7.00
Quarter ended June 30, 1998                $10.38                        $6.50
Quarter ended September 30, 1998           $10.06                        $5.84
Quarter ended December 31, 1998            $ 8.03                        $4.53

           The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

           The closing sale price of the Company's Common Stock as reported in the NASDAQ National Market System on March 25, 1999 was $6.625. The number of stockholders of record of the Company's Common Stock as of March 25, 1999 was 2,066.

           On February 28, 1996, the Company issued 733,178 shares of Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D promulgated thereunder in exchange for all of the outstanding common stock of Visual Components, Inc., a privately-held, software company. On February 21, 1997, the Company issued 750,000 shares of Common Stock pursuant to Section 4(2) of the Act to two individuals in exchange for all of the outstanding common stock of Purchase Net, Inc., a privately-held developer of application development software. The resale of the Sybase Common Stock issued in connection with these two merger transactions was registered under the Act.

FUTURE OPERATING RESULTS; STOCK PRICE VOLATILITY

           The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of significant risks, including but not limited to the specific risks identified below. The results of operations for the three months ended December 31, 1998 and for the year ended December 31, 1998 are not necessarily indicative of results for the year ending December 31, 1999 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

           The timing and amount of the Company's revenues from license fees are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has experienced a seasonal pattern of license fees decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. The Company currently anticipates this seasonal pattern continuing in 1999, with lower total revenues in the first quarter of 1999 than in the fourth quarter of 1998. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1998. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firms and industry analysts have previously resulted in, and in the future could result in, an immediate and substantial adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in and prior to 1994 or the rates of growth projected for the software markets in which Sybase competes.

           The Company recently realigned its sales force, product teams and professional services capabilities into four new divisions, each one focused upon one of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. This reorganization took effect in January 1999. Although such changes are intended to enhance overall revenues and profitability, they could, in the short-term, materially and adversely affect the sales process, revenues and results of operations. In 1998 and early 1999, there were a number of changes in the Company's executive management. In the fall of 1998, the Company completed an executive management transition pursuant to which John Chen replaced Mitchell Kertzman as the Company's Chief Executive Officer and Chairman of the Board. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer. The Company's divisional reorganization also resulted in the appointment of one general manager for each division, and a number of other executive reassignments at the end of 1998 and beginning of 1999. The Company will make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect the Company's results of operations.

           The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995, 1996, 1997 and 1998 and may continue to fluctuate in the future in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenues and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. For example, due to a variety of factors, the Company's stock price declined significantly during the first quarter of 1996 and the first quarter of 1998. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies.

           An increased portion of the Company's revenues in recent quarters has been derived from its international operations. In 1998, revenues from its international operations represented a record 42 percent of the Company's total revenues. During 1998, the Company closed subsidiaries in Mexico and Thailand and began the process of closing its subsidiaries in Chile, Peru and Venezuela. In addition, there have been several management and organizational changes within the international operations. For example, during 1998 and in early 1999, the country managers in Australia, Switzerland and Japan and the European General Manager resigned or were replaced. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity or closure of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, the introduction of the Euro currency unit, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables and the recognition of revenue in the fourth quarter of 1997 and during 1998.

           The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Microsoft Corporation, Informix Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales, and marketing resources, and a larger installed base than the Company. In addition, many of these competitors offer additional categories of products, such as applications or operating systems, that the Company does not and which may provide those companies with a competitive advantage in various circumstances. New or enhanced products, many of which have been announced and many of which are continually introduced by existing or future competitors in the software industry, could increase the competition faced by the Company's products from time to time and result in greater price pressure on certain of the Company's products, especially to the extent that market acceptance for personal computer-oriented and Windows NT technologies increases at the expense of UNIX-based systems. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

           The Company's future results of operations will depend in part on its ability to enhance existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. During 1998, the Company achieved a number of milestones, including the shipment to several application partners of Adaptive Server(R) Enterprise with row-level locking capabilities. In October 1998, the Company also announced the general availability of Adaptive Server(R) Anywhere for Windows CE. The Company has been in the process of combining a number of its products into integrated product sets such as Enterprise Application Studio(TM), which includes Jaguar CTS(TM) and PowerDynamo(TM); and SQL Anywhere(TM) Studio, which includes Adaptive Server(R) Anywhere, InfoMaker(R) and jConnect(TM) for JBDC(TM). Creation of such integrated product sets is intended to enhance the ability of the Company's partners and direct sales force to market and sell more complete solutions to customers in a single package. While such integration is intended to improve productivity, revenues and profitability, the elimination of the availability of individual products subsumed within integrated product sets could have an adverse effect on license fees and service revenues, particularly if such product sets are not well received in the marketplace.

           Sybase's results of operations will also depend increasingly on the ability of its products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems (RDBMSs). Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner has in the past and could in the future adversely affect the market for Sybase's products. Certain leading applications are not interoperable with Sybase RDBMSs, and others may never be available on Sybase's RDBMSs. In addition, the Company's application development tools, database design tools, and certain connectivity products are designed for use with RDBMSs offered by the Company's competitors. Vendors of non-Sybase RDBMSs and related products may become less willing in the future to provide the Company with access to products, technical information, and marketing and sales support. If existing and potential customers of the Company who use non-Sybase RDBMSs refrain from purchasing such products due to concerns that the development, quality, and support of products for non-Sybase RDBMSs will diminish over time, the Company's business, results of operations, and financial condition could be materially and adversely affected. The Company's products are used by many customers to build and deploy their own custom applications. Increased reliance on prepackaged applications and diversion of internal information technology budgets to rectify Year 2000 compliance issues has and may in the future continue to have the effect of reducing the internal development of custom applications overall. Such a reduction has and may in the future continue to have a material and adverse impact on the market for the Company's products and the Company's business, results of operations and financial condition. Furthermore, many products licensed by the Company contain components developed by third parties. If the Company's products or such third party products are not Year 2000 compliant, or cannot be determined to be compliant, market acceptance of the Company's products could be adversely affected.

           Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or by the advertising or marketing efforts of competitors that could affect customer perception. In addition, customer perception of Sybase and its products could be adversely affected by financial results, particularly revenues and profitability, reported for the 1998 fiscal year or future periods, by reductions in the applicable market share of the Company's products and by related press reports.

           The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. In 1998 and early 1999, there were a number of changes in the Company's executive management team. For example, in the fall of 1998, the Company completed an executive management transition pursuant to which John Chen replaced Mitchell Kertzman as the Company's Chief Executive Officer and Chairman of the Board and in early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer. Moreover, in connection with the Company's reorganization into four operating divisions and the appointment of one general manager for each division, a number of executives changed responsibilities at the end of 1998 and in early 1999. Further changes in management, the reduction in the overall number of Sybase employees made during 1998, and the Company's financial and stock price performance relative to companies with which Sybase competes for employees, could affect the amount of employee turnover. The Company has experienced in recent quarters a high rate of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among consulting, engineering or sales staff, could adversely affect the Company's product development efforts, sales of products and services and other aspects of the Company's operations and results.

           Sybase currently ships most of its products in North America from its Emeryville, California and Massachusetts distribution facilities. Because of the pattern of recording a high percentage of quarterly revenues within the last week or two weeks of the quarter, the closure or inoperability of one or more of these facilities (or a disruption of business operations generally) during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter and, therefore, on the overall results of operations for such quarter.

           The Company has acquired a number of companies in the past. During 1998, the Company acquired Intellidex Systems, L.L.C., a provider of meta data management technology for deploying and managing data warehouse environments, and in 1999, Data Warehouse Network Limited, a provider of industry specific data warehouse solutions. The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

           During 1998, the Company incurred restructuring charges of $74.2 million. The Company does not currently anticipate that it will incur additional restructuring charges in 1999. However, as this is a forward-looking statement, future actual results may differ based on the actual results of operations experienced in 1999 and the various factors described above that affect future results.

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

YEAR 2000

           The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issue is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates potential risk for the Company from unforeseen problems in its own computer systems, from third parties with whom the Company deals on financial transactions worldwide and in its own software products licensed to customers. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Not all products previously licensed by the Company meet current standards for Year 2000 compliance, and many of these products are still in use by customers. Complex software products, such as the type licensed by the Company and its competitors, generally are not completely free from "bugs" and other defects. The existence of such "bugs" may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers disclaiming express and implied warranties against such errors. Such legal claims or claims that products previously licensed by the Company are not Year 2000 compliant could have a materially adverse impact on the Company's business and results of operations.

           As of March 1999, the Company completed its assessment of all of its critical worldwide infrastructure systems (e.g., computer and telephone systems) and business systems (e.g., revenue, sales and marketing and finance functions) and also completed much of the remedial work necessary to make these systems Year 2000 compliant. The outstanding list of such nonconforming applications and systems is small and the Company believes it has identified upgrade or replacement solutions to make all of these systems Year 2000 compliant. Most outstanding items are scheduled for installation of certified upgrades from suppliers which have been received or are expected to be received by May 1999, and the Company expects to effect all solutions by July 1999. The Company believes that the risk of Year 2000 problems in the Company's internal applications has been low because the Company's systems are generally run using its own technology and its partners' products, and relatively little development work other than assessment and testing has been required to insure Year 2000 compliance. Notwithstanding the foregoing, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they will not have an adverse effect on the Company's systems. The Company does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and other uncertainties.


ITEM 6. SELECTED FINANCIAL DATA

           The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" of the Registrant's 1998 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 1998 Annual Report to Stockholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption "Future Operating Results; Stock Price Volatility".

           As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial position and results of operations. Historically, the Company's primary exposures have related to nondollar-denominated sales and expenses in Europe, Asia Pacific, including Japan, Australia, and Latin America. For example, throughout 1997, the U.S. dollar strengthened against the major European and Intercontinental currencies, which resulted in lower revenues and expenses recorded for these regions when translated into U.S. dollars. In order to reduce the effect of foreign currency fluctuations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany accounts receivable owed to the Company as a result of local sales of software licenses by the Company's international subsidiaries. The majority of these exposures are denominated in European and Asia Pacific currencies, primarily the Dutch guilder and the Hong Kong dollar. These forward exchange contracts are recorded at fair value and are short-term in nature (primarily thirty days or less). At December 31, 1998, the Company had forward exchange contracts to exchange various foreign currencies for U.S. dollar and Dutch guilders in the amounts of $15,039,000 and $5,018,000, respectively, and to exchange U.S. dollars, Dutch guilders and Hong Kong dollars into various foreign currencies in the amounts of $17,624,000, $45,870,000 and $2,590,000, respectively. The success of this activity depends upon the estimation of future transactions denominated in various currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

           The Company maintains an investment portfolio holding of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of tax, if material. Unrealized gains and losses at December 31, 1998 and 1997 were not material. The Company's investments consist primarily of short-term money market instruments. Of the Company's cash equivalents and cash investments balance of $124,943,000 at December 31, 1998, approximately 80 percent has maturity dates of less than 90 days, and 19 percent of this balance has maturities of 90 days to one year. The Company does not believe its exposure to interest rate risk is material given the short-term nature of its investment portfolio.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this item is incorporated by reference to the Consolidated Financial Statements, related notes thereto and Report of Independent Auditors which appear in the Registrant's 1998 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1999 (the "Proxy Statement"), to be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 1998. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

           The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference to the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) The following documents are filed as part of this Report on Form 10-K:

           1. Financial Statements. The following Consolidated Financial Statements of Sybase, Inc. and Report of Independent Auditors are incorporated by reference to the Registrant's 1998 Annual Report to Stockholders:

                                                                                           Pages Located
                                                                                          in 1998 Annual
                                                                                            Report to
                                                                                            Stockholders
                                                                                            ------------

Report of Independent Auditors                                                                   20

Consolidated Balance Sheets as of December 31, 1998 and 1997                                     21

Consolidated Statements of Operations for the Three Years Ended December 31, 1998                22

Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1998      23

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998                24

Notes to Consolidated Financial Statements                                                     25 - 41


           2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 1998, 1997 and 1996 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Sybase, Inc.

                                                                                        Form
                                                                                        10-K
                                   Schedule                                             Page
                                   --------                                             ----

            II Valuation and Qualifying Accounts                                          26

           Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth herein is included in the Consolidated Financial Statements or notes thereto.

           3. Exhibits Required by Item 601 of Regulation S-K. The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1988 Stock Option Plan, as amended, Exhibit 10.1, (ii) 1991 Employee Stock Purchase Plan, as amended, and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended, Exhibit 10.2,
(iii) Sybase Key Management Incentive Program, Exhibit 10.3, (iv) Sybase, Inc. 401(K) Plan, as amended, Exhibit 10.4, (v) 1992 Director Stock Option Plan, as amended, Exhibit 10.5, (vi) Executive Deferred Compensation Plan, Exhibit 10.6,
(vii) 1996 Stock Plan, as amended, and form of Stock Option Agreement, Exhibit 10.7, (viii) Retirement Agreement and General Release dated as of November 5, 1998 between Mitchell Kertzman and the Sybase, Inc., Exhibit 10.12, (ix) Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman, Exhibit 10.13, (x) Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta, Exhibit 10.14, (xi) Form of Statement of Employment Terms, Exhibit 10.20, (xii) Form of Amendment to Form of Statement of Employment Terms, Exhibit 10.21, (xiii) Retirement Agreement and General Release between Sybase, Inc. and Michael Forster dated as of March 11, 1998, Exhibit 10.22, (xiv) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997, Exhibit 10.23, (xv) Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998, Exhibit 10.26, (xvi) Promissory Note of Richard LaBarbera in favor of Sybase, Inc. dated as of December 17, 1997, Exhibit 10.27, (xvii) Offer Letter dated February 12, 1998 between Michael Gardner and Sybase, Inc., Exhibit 10.9.

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

           10.1(6)    1988 Stock Option Plan and Forms of Incentive Stock Option
                      Agreements and Nonstatutory Stock Option Agreements, as amended

           10.2       1991 Employee Stock Purchase Plan and 1991 Foreign
                      Subsidiary Employee Stock Purchase Plan, as amended

           10.3       Sybase Key Management Incentive Program

           10.4(1)    Sybase, Inc. 401(k) Plan, as amended

           10.5       1992 Director Stock Option Plan, as amended

           10.6       Executive Deferred Compensation Plan, as amended

           10.7       1996 Stock Plan, as amended, and form of Stock Option
                      Agreement

           10.8(1)    Standard Office Lease dated April 17, 1989 between
                      Registrant and P.O. Partners


           10.9       Offer Letter dated February 12, 1998 between Michael
                      Gardner and Sybase, Inc.

           10.10      Form of Indemnification Agreement

           10.11(3)   Lease dated October 1, 1992 between JS-Bay Center
                      Associates and the Registrant

           10.12      Retirement Agreement and General Release dated November 5,
                      1998 between Mitchell Kertzman and the Registrant

           10.13(6) Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman

           10.14(6) Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta

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

           10.19(5)   Powersoft Corporation 1994 Amended and Restated Employee
                      Stock Purchase Plan

           10.20(7)   Form of Statement of Employment Terms

           10.21      Form of Amendment No. 1 to Form of Statement of Employment
                      Terms

           10.22(6)   Retirement Agreement and General Release between Sybase,
                      Inc. and Michael Forster dated as of March 11, 1998

           10.23(8) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997

           10.24(6) Office Lease dated March 17, 1998, Building A - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.25(6) Office Lease dated March 17, 1998, Building C - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.26(6)   Promissory Note of Eric Miles in favor of Sybase, Inc.
                      dated as of January 2, 1998

           10.27      Promissory Note of Richard LaBarbera in favor of Sybase,
                      Inc. dated as of December 17, 1997


           13.1       (2) Proxy for 1998 Annual Meeting of Stockholders

           13.2       Pages 6 - 43 of the Registrant's Annual Report to
                      Stockholders for the fiscal year ended December 31, 1998
                      (except for the portions of the 1998 Annual Report to the Stockholders expressly incorporated by reference in the Report on Form 10-K, the 1998 Annual Report to
                      Stockholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed
                      "filed")

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

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, filed on March 29, 1993.

(4) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed March 8, 1994 (File No. 33-75462).

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 33-89334) filed on February 10, 1995.

(6) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(8) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8K" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

           (b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the quarter ended December 31, 1998.

II Valuation and Qualifying Accounts


                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       --------------------
                                                            SYBASE, INC.


            COL. A                               COL. B                     COL. C                 COL. D          COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                               ----------------------------
                                               Balance at       Charged to     Charged to                        Balance at
                                               Beginning           Costs         Other                             End of
         DESCRIPTION                           of Period       and Expenses     Accounts          Deletions        Period
----------------------------------------      ------------     -------------   ------------      -----------    -----------
Year ended December 31, 1998:
  Deduced from asset accounts:
      Allowance for doubtful accounts          $30,673,000     $ 2,020,000     $12,191,000A     $13,114,000B     $31,770,000

Year ended December 31, 1997:
  Deducted from asset accounts:
      Allowance for doubtful accounts          $28,242,000     $ 1,484,000     $45,582,000A     $44,635,000B     $30,673,000

Year ended December 31, 1996:
  Deducted from asset accounts:
      Allowance for doubtful accounts          $19,304,000     $11,713,000     $34,505,000A     $37,280,000B     $28,242,000

A  Charged against revenue
B  Uncollectible accounts written off and recoveries

The required information regarding the valuation allowance for deferred tax assets is included in Note 7 to the Financial Statements.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.
SYBASE, INC.

                                    By:    /s/ JOHN S. CHEN
March 26, 1999                             -------------------------------------
                                           John S. Chen
                                           Chairman of the Board, President
                                           and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                                                   Title                                           Date
---------                                                   -----                                           ----

/s/ JOHN S. CHEN                                    Chairman of the Board, President,                  March 26, 1999
-----------------------------------------------     Chief Executive Officer (Principal
(John S. Chen)                                      Executive Officer) and Director


/s/PIETER VAN DER VORST                             Vice President and                                 March 26, 1999
-----------------------------------------------     Chief Financial Officer (Principal
(Pieter Van Der Vorst)                              Financial Officer)


/s/ ROBERT S. EPSTEIN                               Executive Vice President                           March 26, 1999
-----------------------------------------------     and Director
(Robert S. Epstein)


/s/ MARTIN J. HEALY                                 Vice President and Corporate                       March 26, 1999
-----------------------------------------------     Controller (Principal Accounting
(Martin J. Healy)                                   Officer)


/s/ RICHARD C. ALBERDING                            Director                                           March 26, 1999
-----------------------------------------------
(Richard C. Alberding)


/s/ L. WILLIAM KRAUSE                               Director                                           March 26, 1999
-----------------------------------------------
(L. William Krause)


/s/ ALAN B. SALISBURY                               Director                                           March 26, 1999
-----------------------------------------------
(Alan B. Salisbury)


/s/ ROBERT P. WAYMAN                                Director                                           March 26, 1999
-----------------------------------------------
(Robert P. Wayman)


/s/ JEFFREY T. WEBBER                               Director                                           March 26, 1999
-----------------------------------------------
(Jeffrey T. Webber)


                                  EXHIBIT INDEX


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

           10.1(6)    1988 Stock Option Plan and Forms of Incentive Stock Option
                      Agreements and Nonstatutory Stock Option Agreements, as amended

           10.2       1991 Employee Stock Purchase Plan and 1991 Foreign
                      Subsidiary Employee Stock Purchase Plan, as amended

           10.3       Sybase Key Management Incentive Program

           10.4(1)    Sybase, Inc. 401(k) Plan, as amended

           10.5       1992 Director Stock Option Plan, as amended

           10.6       Executive Deferred Compensation Plan, as amended

           10.7       1996 Stock Plan, as amended, and form of Stock Option
                      Agreement

           10.8(1)    Standard Office Lease dated April 17, 1989 between
                      Registrant and P.O. Partners

           10.9       Offer Letter dated February 12, 1998 between Michael
                      Gardner and Sybase, Inc.

           10.10      Form of Indemnification Agreement

           10.11(3)   Lease dated October 1, 1992 between JS-Bay Center
                      Associates and the Registrant

           10.12      Retirement Agreement and General Release dated November 5,
                      1998 between Mitchell Kertzman and the Registrant

           10.13(6) Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman

           10.14(6) Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta

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

           10.19(5)   Powersoft Corporation 1994 Amended and Restated Employee
                      Stock Purchase Plan

           10.20(7)   Form of Statement of Employment Terms

           10.21      Form of Amendment No. 1 to Form of Statement of Employment
                      Terms

           10.22(6)   Retirement Agreement and General Release between Sybase,
                      Inc. and Michael Forster dated as of March 11, 1998

           10.23(8) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997

           10.24(6) Office Lease dated March 17, 1998, Building A - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.25(6) Office Lease dated March 17, 1998, Building C - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.26(6)   Promissory Note of Eric Miles in favor of Sybase, Inc.
                      dated as of January 2, 1998

           10.27      Promissory Note of Richard LaBarbera in favor of Sybase,
                      Inc. dated as of December 17, 1997

           13.1(2)    Proxy for 1998 Annual Meeting of Stockholders

           13.2       Pages 6 - 43 of the Registrant's Annual Report to
                      Stockholders for the fiscal year ended December 31, 1998
                      (except for the portions of the 1998 Annual Report to the Stockholders expressly incorporated by reference in the Report on Form 10-K, the 1998 Annual Report to
                      Stockholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed
                      "filed")

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

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, filed on March 29, 1993.

(4) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed March 8, 1994 (File No. 33-75462).

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 33-89334) filed on February 10, 1995.

(6) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(8) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8K" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.