Form 10-Q
period 1999-03-31
SYBASE INC
filed 1999-05-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

       Registrant's Telephone Number, Including Area Code: (510) 922-3500


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

On March 31, 1999, 82,389,602 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999


                                      INDEX





                                                                                        Page
                                                                                        ----
Part I:     Financial Information

      Item 1:     Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets at March 31, 1999 and                          3
      December 31, 1998

      Condensed Consolidated Statements of Operations for the three months                 4
      ended March 31, 1999 and March 31, 1998

      Condensed Consolidated Statements of Stockholders' Equity for the three              5
      months ended March 31, 1999 and March 31, 1998

      Condensed Consolidated Statements of Cash Flows for the three months                 6
      ended March 31, 1999 and March 31, 1998

      Notes to Condensed Consolidated Financial Statements                                 7

      Item 2: Management's Discussion and Analysis of Financial Condition                 12
      and Results of Operations


Part II:    Other Information

      Item 6:  Exhibits and Reports on Form 8-K                                           25


Signature                                                                                 26

Exhibit Index                                                                             27

ITEM 1:  FINANCIAL STATEMENTS


                                  SYBASE, INC.

                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                        March 31,        December 31,
           (In thousands, except share and per share data)                                1999               1998
                                                                                      ------------       ------------
Current assets:
           Cash and cash equivalents                                                  $    234,700       $    224,665
           Short-term cash investments                                                      20,651             23,967
                                                                                      ------------       ------------
                    Total cash, cash equivalents and short-term cash investments           255,351            248,632

           Accounts receivable, net                                                        153,982            199,303
           Deferred income taxes                                                            20,903             20,903
           Other current assets                                                             10,913              8,862
                                                                                      ------------       ------------
                    Total current assets                                                   441,149            477,700

Long-term cash investments                                                                  41,777                981
Property, equipment and improvements, net                                                   90,682            101,433
Deferred income taxes                                                                       20,177             20,152
Capitalized software, net                                                                   35,199             35,773
Other assets                                                                                61,275             60,565
                                                                                      ------------       ------------
                    Total assets                                                      $    690,259       $    696,604
                                                                                      ============       ============


Current liabilities:
           Accounts payable                                                           $      8,500       $     12,747
           Accrued compensation and related expenses                                        44,634             49,061
           Accrued income taxes                                                             28,977             26,736
           Other accrued liabilities                                                       101,800            112,856
           Deferred revenue                                                                190,454            190,631
           Other current liabilities                                                         1,311              1,490
                                                                                      ------------       ------------
                    Total current liabilities                                              375,676            393,521

Other liabilities                                                                            2,054              2,011

Commitments and contingent liabilities

Stockholders' equity:
           Preferred stock, $0.001 par value, 8,000,000
              shares authorized; none issued or outstanding                                     --                 --
           Common stock, $0.001 par value, 200,000,000
              shares authorized; 82,495,755 shares issued and 82,389,602 outstanding (1998-81,769,334 shares issued and 81,169,334
              outstanding)                                                                      82                 82
           Additional paid-in capital                                                      421,622            416,501
           Accumulated deficit                                                             (96,596)          (102,471)
           Accumulated other comprehensive loss                                            (11,746)            (9,702)
           Cost of 106,153 shares of treasury stock (1998-600,000 shares)                     (833)            (3,338)
                                                                                      ------------       ------------
                    Total stockholders' equity                                             312,529            301,072
                                                                                      ------------       ------------
                    Total liabilities and stockholders' equity                        $    690,259       $    696,604
                                                                                      ============       ============



See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                  -------------------------
     (In thousands, except per share data)                           1999            1998
                                                                  ---------       ---------
Revenues:
     License fees                                                 $  98,270       $  96,004
     Services                                                       109,998         110,813
                                                                  ---------       ---------
               Total revenues                                       208,268         206,817

Costs and expenses:
     Cost of license fees                                            12,296          10,098
     Cost of services                                                54,042          62,782
     Sales and marketing                                             81,285         108,434
     Product development and engineering                             37,178          37,133
     General and administrative                                      17,051          16,425
     Cost of restructuring                                               --          51,694
                                                                  ---------       ---------
               Total costs and expenses                             201,852         286,566
                                                                  ---------       ---------


Operating income (loss)                                               6,416         (79,749)

Interest income                                                       3,287           2,702
Interest expense and other, net                                        (247)           (627)
                                                                  ---------       ---------

Income (loss) before income taxes                                     9,456         (77,674)

Provision for income taxes                                            3,581           3,520
                                                                  ---------       ---------
                Net income (loss)                                 $   5,875       $ (81,194)
                                                                  =========       =========


Basic net income (loss) per share                                 $    0.07       $   (1.01)
                                                                  =========       =========

Shares used in computing basic net income (loss) per share           81,781          80,409
                                                                  =========       =========

Diluted net income (loss) per share                               $    0.07       $   (1.01)
                                                                  =========       =========

Shares used in computing diluted net income (loss) per share         82,924          80,409
                                                                  =========       =========



See accompanying notes.

                                  SYBASE, INC.
                              --------------------

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                            Accumulated
                                                   Common         Additional                  Other
                                             -------------------    Paid-In   Accumulated  Comprehensive  Treasury
(In thousands)                               Shares      Amount     Capital     Deficit        Loss        Stock        Total
                                             ----------------------------------------------------------------------------------
Balances at December 31, 1997                79,998    $      80   $ 397,925   $  (9,343)   $ (17,147)          --    $ 371,515
Common stock issued under stock
  option and stock purchase plans               825            1       7,211          --           --           --        7,212
                                             ----------------------------------------------------------------------------------
Subtotal                                     80,823           81     405,136      (9,343)     (17,147)          --      378,727
                                             ----------------------------------------------------------------------------------

Net loss                                         --           --          --     (81,194)          --           --      (81,194)
Foreign currency translation adjustment          --           --          --          --       (1,915)          --       (1,915)
                                             ----------------------------------------------------------------------------------
Comprehensive loss                                                                                                      (83,109)
                                             ----------------------------------------------------------------------------------

Balances at March 31, 1998                   80,823    $      81   $ 405,136   $ (90,537)   $ (19,062)          --    $ 295,618
                                             ==================================================================================


Balances at December 31, 1998                81,169    $      82   $ 416,501   $(102,471)   $  (9,702)   $  (3,338)   $ 301,072
Common stock issued under stock
  option and stock purchase plans             1,358           --       5,121          --           --        3,584        8,705
Purchase of treasury stock                     (137)          --          --          --           --       (1,079)      (1,079)
                                             ----------------------------------------------------------------------------------
Subtotal                                     82,390           82     421,622    (102,471)      (9,702)        (833)     308,698
                                             ----------------------------------------------------------------------------------

Net income                                       --           --          --       5,875           --           --        5,875
Foreign currency translation adjustment          --           --          --          --       (2,044)          --       (2,044)
                                             ----------------------------------------------------------------------------------
Comprehensive income                                                                                                      3,831
                                             ----------------------------------------------------------------------------------

Balances at March 31, 1999                   82,390    $      82   $ 421,622   $ (96,596)   $ (11,746)   $    (833)   $ 312,529
                                             ==================================================================================

See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


     (In thousands)                                                Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                   1999            1998
                                                                ---------       ---------
Cash and cash equivalents, beginning of year                    $ 224,665       $ 188,876

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              5,875         (81,194)

     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation and amortization                           23,889          30,476
           Write off of assets in restructuring                        --          23,126
           Loss on disposal of assets                               2,672              --
           Deferred income taxes                                      (24)             --
           Changes in assets and liabilities:
                 Accounts receivable                               44,340           9,430
                 Other current assets                              (3,098)         (8,161)
                 Accounts payable                                  (4,247)        (11,535)
                 Accrued compensation and related expenses         (4,427)         (2,252)
                 Accrued income taxes                               2,241          (3,716)
                 Other accrued liabilities                         (8,447)         12,183
                 Deferred revenues                                   (177)          1,491
                 Other                                                 21            (176)
                                                                ---------       ---------
Net cash provided by (used for) operating activities               58,618         (30,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash deposits                                          --         (13,276)
     Purchases of available-for-sale cash investments             (46,759)        (14,319)
     Maturities of available-for-sale cash investments              6,784          11,742
     Sales of available-for-sale cash investments                   2,495           7,009
     Business combinations, net of cash acquired                   (8,047)         (5,000)
     Purchases of property, equipment and improvements             (4,551)         (9,262)
     Capitalized software development costs                        (4,103)         (3,619)
     Decrease in other assets                                       2,512             314
                                                                ---------       ---------
Net cash used for investing activities                            (51,669)        (26,411)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Decrease in other current liabilities                           (157)        (10,862)
     Proceeds from issuance of common stock                         8,705           7,212
     Purchase of treasury stock                                    (1,079)             --
                                                                ---------       ---------
Net cash provided by (used for) financing activities                7,469          (3,650)

Effect of exchange rate changes on cash                            (4,383)         (5,773)
                                                                ---------       ---------
Net increase (decrease) in cash and cash equivalents               10,035         (66,162)

Cash and cash equivalents, end of period                          234,700         122,714

Cash investments, end of period                                    62,428          52,827
                                                                ---------       ---------
Total cash, cash equivalents, and cash investments,
     end of period                                              $ 297,128       $ 175,541
                                                                =========       =========
Supplemental disclosures:

     Interest paid                                              $      11       $     298
                                                                =========       =========
     Income taxes paid                                          $   3,582       $   6,908
                                                                =========       =========


See accompanying notes.

                                  SYBASE, INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries ("Sybase" or the "Company"), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, stockholders' equity and cash flows as of and for the dates and periods stated. The condensed consolidated balance sheet as of December 31, 1998 has been prepared from the audited consolidated financial statements of the Company.

This report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report to Stockholders for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

2. Business Combinations. In February, 1999, the Company acquired Data Warehouse Network (DWN), an Ireland-based, privately held provider of packaged, industry-specific business intelligence applications. Under terms of the acquisition agreement, the Company paid $2.7 million in cash for certain assets and assumed certain liabilities of DWN. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed upon performance criteria. The maximum additional amount payable over an aggregate three-year period is $5.3 million. The transaction was accounted for as a purchase. Of the amount paid, $2.7 million was allocated to purchased software and intangible assets. The results of operations of DWN are not material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

In March, 1999, the Company paid $5.4 million for Convertible Secured Promissory Notes due December 31, 2002 issued by Demica PLC (Demica), a provider of a wholesale banking application using the Company's technology. The notes bear interest at 8 percent per annum and are convertible into 29.9 percent of the share capital of Demica. The Company accounts for this entity under the equity method of accounting.

On February 2, 1998, Sybase acquired Intellidex Systems, L.L.C. (Intellidex), a provider of meta data management technology for deploying and managing data warehouse environments. Under terms of the acquisition agreement, Sybase paid $5,000,000 in cash for certain assets and assumed certain liabilities of Intellidex. Of the amount paid, $3,737,000, was allocated to purchased software and the balance of $1,263,000 was allocated to intangible assets. In addition, pursuant to the terms of the agreement, Sybase is obligated to make contingent payments based on certain agreed upon performance criteria. The maximum additional amount payable over an aggregate three-year period is equal to $10,000,000. The transaction was accounted for as a purchase. The results of operations of Intellidex are not material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

                                  SYBASE, INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3. Restructuring Costs. In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs, restoring profitability to operations and focusing the Company's products around its core businesses. This restructuring activity consisted primarily of terminating 1,097 employees company-wide, 1,039 of which were terminated by March 31, 1999, terminating certain product lines, vacating certain facilities and canceling real estate leases as a result of the employee terminations. Through March 31, 1999, these actions resulted in aggregate charges of $74,167,000, of which $23,289,000 was paid during 1998 and $7,637,000 was paid during the three months ended March 31, 1999.

The following table summarizes the activity related to the restructuring liability for the three months ended March 31, 1999 (in thousands):

                                                    Accrued         Amounts          Accrued
                                                Liabilities at      Paid or       Liabilities at
                                              December 31, 1998   Written off     March 31,1999
                                              -----------------   -----------     --------------
Severance and related charges                      $12,483          $ 6,605          $ 5,878
Lease cancellations and commitments                  9,538            1,571            7,967
Write-off on disposal of assets and other            5,297            3,635            1,662
                                                   -------          -------          -------
                                                   $27,318          $11,811          $15,507
                                                   =======          =======          =======

The Company expects that the remaining $15,507,000 accrued liability balance at March 31, 1999 will be expended over the next nine months.

4. Net income (loss) per share. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. The following table shows the computation of basic and diluted net income (loss) per share:

(In thousands, except per share data)                               Three         Three
                                                                    Months        Months
                                                                    Ended         Ended
                                                                   3/31/99       3/31/98
                                                                  --------      --------
Net income (loss)                                                 $  5,875      $(81,194)

Shares used in computing basic net income (loss) per share          81,781        80,409

Effect of dilutive securities - stock options                        1,143            --(a)
                                                                  --------      --------
Shares used in computing diluted net income (loss) per share        82,924        80,409

Basic net income (loss) per share                                 $   0.07      $  (1.01)
                                                                  ========      ========
Diluted net income (loss) per share                               $   0.07      $  (1.01)
                                                                  ========      ========


(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

                                  SYBASE, INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5. New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). The Company is required to adopt this statement for the year ending December 31, 2000. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.

The Company adopted Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4") as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect the Company's future revenues and results of operations.

In December 1998, the American Institute of Certified Public accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues and results of operations.

6. Segment Information. The Company helps businesses integrate, manage and deliver applications, content and data anywhere they are needed. The Company's software products, combined with its professional services and partner technologies, provide a comprehensive platform for delivering the integrated solutions businesses need to be successful. Leveraging its existing strengths in enterprise data management and enterprise application development, the Company is focused on delivering end-to-end solutions for mobile and embedded computing, data warehousing and Web computing environments.

The Company is organized into four separate business divisions which provide the foundation for its operational structure. Each of these divisions maintain its own profit and loss accountability, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

The Company's Enterprise Solutions Division (ESD) delivers the products and professional services that businesses require for developing and maintaining operational systems. The Company's Mobile and Embedded Computing Division (MEC) provides solutions which enable

                                  SYBASE, INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



customers to synchronize data seamlessly across their mobile business systems, from laptops, to handheld computing devices and pagers, to intelligent appliances. The Company's Internet Applications Division (IAD) delivers a combination of technologies, consulting, training and technical support designed to help businesses develop and deploy complex internet-enabled applications. The Company's Business Intelligence Division (BID) combines technology with business strategy to give customers a database management system specifically designed for warehousing and a full suite of warehouse design tools and central meta data management facilities.

Beginning in the first quarter of 1999, the Company reported its ESD, MEC and IAD divisions as reportable segments. The Company combined the results of operations of its BID division with ESD in accordance with the aggregation criteria specified in Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company has not presented the reportable segments discussed above for the three months ended March 31, 1998 as the Company did not launch these segments until 1999 and it is impractical to restate prior periods on this basis. The Company identified two reportable segments in 1998, license fees and professional services. The Company's statements of operations disclose the available data for the two reportable segments identified above for the three months ended March 31, 1999 and 1998.

In 1999, the Company's Chief Operating Decision Maker ("CODM"), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss which includes an allocation of common operating costs and expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated on measurable drivers of expense. Unallocated costs and expenses represent corporate expenditures which are not specific to the segments. The Company's CODM does not view segment results below operating profit (loss), therefore, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. In 1998, the CODM evaluated performance based upon a measure of segment gross profit or loss. The Company does not account for or report to the CODM its assets or capital expenditures by segment.

                                  SYBASE, INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A summary of the segment financial information reported to the CODM for the three months ended March 31, 1999 is presented below:

(in thousands)                                                                                  Consolidated
                                                   ESD         IAD         MEC    Elimination       Total
                                                --------    --------    --------  -----------   ------------
Revenues:
    License fees                                $ 74,348    $ 15,360    $  8,562          --     $ 98,270
    Services                                     109,998          --          --          --      109,998
Direct revenues from external customers          184,346      15,360       8,562          --      208,268
Intersegment revenues                                300       8,196       7,154     (15,650)          --
Total revenues                                   184,646      23,556      15,716     (15,650)     208,268
Total allocated costs and expenses               173,993      19,740      12,571     (15,650)     190,654
Operating income before unallocated expenses      10,653       3,816       3,145          --       17,614
Unallocated expenses                                                                               11,198
Operating income                                                                                    6,416
Interest income and expense, net                                                                    3,040
Income before income taxes                                                                          9,456

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)

                                                 Three          Three
                                                 Months         Months
                                                 Ended          Ended     Percent
                                                3/31/99        3/31/98    Change
                                               --------       --------    -------
License fees                                   $  98.3       $  96.0        2%
    Percentage of total revenues                    47%           46%

Services                                       $ 110.0       $ 110.8       (1%)
    Percentage of total revenues                    53%           54%

Total revenues                                 $ 208.3       $ 206.8        1%

Total revenues for the three months ended March 31, 1999 increased 1 percent to $208.3 million as compared to $206.8 million for the three months ended March 31, 1998. License fees revenues increased 2% to $98.3 million in the three months ended March 31, 1999, up from $96.0 million achieved in the three months ended March 31, 1998. Services revenue decreased 1 percent to $110.0 million for the three months ended March 31, 1999 as compared to $110.8 million in the three months ended March 31, 1998. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products, and product support and maintenance fees. Services revenues as a percentage of total revenues decreased to 53 percent for the three months ended March 31, 1999 as compared to 54 percent for the three months ended March 31, 1998.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)

                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended      Percent
                                                 3/31/99      3/31/98     Change
                                                 -------      -------     -------
North America                                    $ 127.1      $ 121.1        5%
        Percentage of total revenues                  61%          59%

International
     Europe                                      $  56.9      $  62.9      (10%)
        Percentage of total revenues                  27%          30%

     Intercontinental                            $  24.3      $  22.8        7%
        Percentage of total revenues                  12%          11%

Total International                              $  81.2      $  85.7       (5%)
        Percentage of total revenues                  39%          41%

Total revenues                                   $ 208.3      $ 206.8        1%

North American revenues (United States, Canada and Mexico) increased 5 percent to $127.1 million during the three months ended March 31, 1999 as compared to $121.1 million during the three months ended March 31, 1998. This increase was primarily due to higher license fees revenue in North America. International revenues decreased 5 percent for the three months ended March 31, 1999 to $81.2 million from $85.7 million for the three months ended March 31, 1998. European revenues decreased 10 percent for the three months March 31, 1999 compared to the same period of 1998. The decrease in European revenues was due to lower license fees revenue. Intercontinental revenues (Japan, Asia Pacific and South America) increased 7 percent for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in Intercontinental revenues is due to higher license fees revenue as well as higher services revenue.

International revenues were 39 percent of total revenues for the three months ended March 31, 1999, compared to 41 percent for the three months ended March 31, 1998

Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business and results of operations could be materially and adversely affected by unanticipated fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues as a percentage of total revenues in the future.

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended      Percent
                                                 3/31/99      3/31/98     Change
                                                 -------      -------     -------
Cost of license fees                             $  12.3     $   10.1      22%
    Percentage of license fees revenues               13%          11%

Cost of services                                 $  54.0     $   62.8     (14%)
    Percentage of services revenues                   49%          57%

Sales and marketing                              $  81.3     $  108.5     (25%)
     Percentage of total revenues                     39%          52%

Product development and Engineering              $  37.2     $   37.1       --
     Percentage of total revenues                     18%          18%

General and administrative                       $  17.1     $   16.4       4%
     Percentage of total revenues                      8%           8%

Cost of restructuring                                 --     $   51.7       --
      Percentage of total revenues                    --           25%

Cost of License Fees. Cost of license fees, consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs and third-party royalty costs. These costs increased to $12.3 million for the three months ended

March 31, 1999, up from $10.1 million for the three months ended March 31, 1998. These costs were 13 percent and 11 percent of license fees revenue for the three months ended March 31, 1999 and 1998, respectively. The increase in the cost of license fees was primarily due to an increase in royalties payable to third parties. Amortization of capitalized software costs included in cost of license fees was $5.1 million for the three months ended March 31, 1999 as compared to $5.4 million in the three months ended March 31, 1998.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs decreased 14 percent to $54.0 million in the three months ended March 31, 1999 as compared to $62.8 million in the three months ended March 31,1998. These costs were 49 percent and 57 percent of services revenues in the three months ended March 31, 1999 and 1998, respectively. The decrease in cost of services in absolute dollars and as a percentage of services revenues is primarily due to the Company's restructuring program initiated in 1998.

Sales and Marketing. Sales and marketing expenses decreased 25% to $81.3 million in the three months ended March 31, 1999 as compared to $108.5 million in the three months ended March 31, 1998. These costs decreased as a percentage of total revenues to 39 percent in the three months ended March 31, 1999 as compared to 52 percent in the three months ended March 31, 1998. This decrease in sales and marketing expense in absolute dollars and as a percent of total revenues is primarily due to the Company's restructuring program initiated in 1998.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased to $37.2 million in the three months ended March 31, 1999 as compared to $37.1 million in the three months ended March 31, 1998. These costs represented 18 percent of total revenues in both periods. The Company capitalized approximately $4.1 million of software development costs in the three months ended March 31, 1999 as compared to $3.6 million in the three months ended March 31, 1998. In the first quarter of 1999, capitalized software costs included costs incurred for the development of Adaptive Server(R) Enterprise 12.0 and Enterprise Application Studio(TM) 3.0. The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses represented 8 percent of total revenues in the three months ended March 31, 1999 and 1998. These expenses remained relatively flat in absolute dollars with $17.1 million incurred in the three months ended March 31, 1999 as compared to $16.4 in the three months ended March 31, 1998.

Cost of Restructuring. In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and focusing the Company's products and personnel around its core businesses. The Company's restructuring actions consisted primarily of terminating certain product lines, terminating employees and vacating certain facilities, and canceling real estate leases as a result of employee terminations. These actions resulted in a charge to operations in the first quarter of 1998 of approximately $51.7 million, including approximately $12.1 million for employee severance and related items, $15.5 million for facilities consolidation, and $24.1 million for disposition expenses and write-off of capitalized software development costs related to discontinued products and other restructuring related items.

OPERATING INCOME (LOSS)
(DOLLARS IN MILLIONS)

                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended      Percent
                                                 3/31/99      3/31/98     Change
                                                 -------      -------     -------
Operating income (loss)                          $  6.4       $ (79.7)      *
    Percentage of total revenues                      3%           39%

Operating income (loss) exclusive of cost of
restructuring                                    $  6.4       $ (28.0)      *
    Percentage of total revenues                      3%           14%

---------------
* Not meaningful

Operating income was $6.4 million for the three months ended March 31, 1999 compared to an operating loss of $28.0 million (exclusive of $51.7 million in cost of restructuring) in the three months ended March 31, 1998. This increase is primarily due to a reduction in expenses associated with the Company's restructuring plan implemented in 1998.

OTHER INCOME AND EXPENSE, NET
(DOLLARS IN MILLIONS)

                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended      Percent
                                                 3/31/99      3/31/98     Change
                                                 -------      -------     -------
Interest income                                  $  3.3       $  2.7        22%
    Percentage of total revenues                      2%           1%

Interest expense and other, net                  $ (0.2)      $ (0.6)       61%
    Percentage of total revenues                       *            *

---------------
* Not meaningful

Other income and expense, net consists primarily of interest earned on cash investments, expenses from bank fees and net gains and losses resulting from the Company's foreign currency transactions and the related hedging activities including the cost of hedging foreign currency exposures. Interest income in absolute dollars for the three months ended March 31, 1999 increased $0.6 million as compared to the three months ended March 31,1998. This increase is due primarily to larger average invested cash balances in 1999. The decrease in interest expense and other, net in absolute dollars for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to lower net cost of hedging activities.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended      Percent
                                                 3/31/99      3/31/98     Change
                                                 -------      -------     -------
Provision for income taxes                         $3.6        $3.5          2%

The Company recorded income tax provisions of $3.6 million in the three months ended March 31, 1999 as compared $3.5 million in the three months ended March 31, 1998. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

The Company has a net deferred tax asset of $41.1 million at March 31, 1999. The deferred tax asset includes a valuation allowance of $42.6 million. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on the Company's effective tax rate and results of operations in future periods.

NET INCOME (LOSS) PER SHARE
(DOLLARS AND SHARES IN MILLIONS)

                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended      Percent
                                                 3/31/99      3/31/98     Change
                                                 -------      -------     -------
Net income (loss)                                  $5.9       $(81.2)       *
    Percentage of total revenues                      3%         -39%

Basic and diluted net income (loss) per share     $0.07       $(1.01)       *

Shares used in computing basic net income
  (loss) per share                                 81.8         80.4       2%

Shares used in computing diluted net income
  (loss) per share                                 82.9         80.4       3%

---------------
* Not meaningful

The Company reported net income of $5.9 million in the three months ended March 31, 1999 as compared to a net loss of $81.2 million in the three months ended March 31, 1998. The net loss in the three months ended March 31, 1998 includes a cost of restructuring of $51.7 million. The increase in net income for the three months ended March 31, 1999 as compared to the same period of 1998 is primarily due to the implementation of the restructuring plan which occurred in the first and fourth quarters of 1998. This program was aimed at reducing costs, restoring profitability to operations and realigning the Company's sales force, product teams and professional services into four new divisions, each focused upon one of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. The basic and diluted net income per share was $0.07 for the three months ended

March 31, 1999 compared to a net loss per share of $1.01 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                        Three        Three
                                                        Months       Months
                                                        Ended        Ended      Percent
                                                       3/31/99      3/31/98     Change
                                                       -------      -------     -------
Working capital                                        $ 65.5       $ (2.4)        *

Cash, cash equivalents and cash investments            $297.1       $175.5        69%

Net cash provided by (used for) operating activities   $ 58.6       $(30.3)      293%

Net cash used for investing activities                 $ 51.7       $ 26.4        96%

Net cash provided by (used for) financing activities   $  7.5       $ (3.7)      303%

---------------
* Not meaningful

Net cash provided by operating activities was $58.6 million for the three months ended March 31, 1999 compared to net cash used for operating activities of $30.3 million for the three months ended March 31, 1998. Depreciation and amortization charges, which are included in the net results of operations, but do not require the use of cash, amounted to $23.9 million for the three months ended March 31, 1999 compared to $30.5 million in the three months ended March 31, 1998. This decrease in depreciation and amortization was primarily due to the write-off of assets in connection with the restructuring plan implemented during 1998. Additionally, net cash provided by operating activities reflects a decrease in accounts receivable of $44.3 million in the three months ended March 31, 1999 as compared to a decrease of $9.4 million in the three months ended March 31, 1998.

Net cash used for investing activities increased to $51.7 million for the three months ended March 31, 1999 compared to net cash used for investing activities of $26.4 million in the three months ended March 31, 1998. Investing activities included capital expenditures of $4.6 million for the three months ended March 31, 1999 compared to $9.3 million in the same period for 1998. This decrease in 1999 reflects a reduction in capital expenditures required to support the Company's employee base as well as in systems and infrastructure investments. The Company's headcount was reduced to 4,133 at March 31, 1999 from 5,152 at March 31, 1998. Additionally, for the three months ended March 31, 1999, investing activities included $8.0 million of cash used for business combinations compared to $5.0 million in the three months ended March 31, 1998, as well as net purchases of investments amounting to $37.5 million in the three months ended March 31, 1999 compared to net redemptions of $4.4 million in the three months ended March 31, 1998. Also, in the three months ended March 31, 1998, the Company collateralized its obligation to a lessor by pledging $13.3 million in cash deposits.

Net cash provided by financing activities for the three months ended March 31, 1999 was $7.5 million compared to net cash used for financing activities of $3.7 million in the same period for 1998. The net cash provided by financing activities for the three months ended March 31, 1999 was due primarily to the issuance of common stock associated with the Company's stock option and employee stock purchase plans.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of March 31, 1999, the Company had identifiable assets totaling $151.8 million associated with its European operations and $70.0 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposure from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see
Note 1 of Notes to Consolidated Financial Statements in the 1998 Sybase Annual Report to Stockholders). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated other comprehensive loss account in stockholders' equity.

Cash, cash equivalents and cash investments totaled $297.1 million at March 31, 1999, compared to $175.5 million at March 31, 1998.

During the first quarter of 1999, the Company repurchased an additional 137,500 shares of its common stock for $1.1 million pursuant to the Board of Directors' authorization on February 18, 1998 to repurchase up to $25.0 million of the Company's outstanding common stock.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditures and strategic operating programs, for the foreseeable future.


FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of significant risks, including but not limited to the specific risks identified below. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the year ending December 31, 1999 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's revenues from license fees are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has generally experienced a seasonal pattern of license fees decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. The Company has operated historically with little or no backlog and, as a result, license fees in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly license fees revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1998. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firms and industry analysts have previously resulted in, and in the future could result in, an immediate and substantial adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in and prior to 1994 or the rates of growth projected for the software markets in which Sybase competes.

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

The market for the Company's stock is highly volatile. The trading price of the Company's common stock has fluctuated widely in 1995 through 1999 and may continue to fluctuate in the future in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenues and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. For example, due to a variety of factors, the Company's stock price declined significantly during the first quarter of 1996 and the first quarter of 1998. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and which often have been unrelated to the operating performance of these companies.

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. In the first quarter of 1999, revenues from its international operations represented 39 percent of the Company's total revenues. During 1998, the Company closed subsidiaries in Mexico and Thailand and began the process of closing its subsidiaries in Chile, Peru and Venezuela. In addition, there have been several management and organizational changes within the international operations. For example, during 1998 and in early 1999, the country managers in Australia, Switzerland and Japan and the European General Manager resigned or were replaced. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity or closure of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, the introduction of the Euro currency unit, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables and the recognition of revenue in the fourth quarter of 1997 and during 1998.

The market for the Company's software products and services is extremely competitive and characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent product enhancements and new product introductions. The Company competes with a number of companies, including Oracle Corporation, Microsoft Corporation, Informix Corporation, IBM Corporation, and Computer Associates, Inc. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales, and marketing resources, and a larger installed base than the Company. In addition, many of these competitors offer additional categories of products, such as operating systems, that the Company does not offer and which may provide those companies with a competitive advantage in various circumstances. New or enhanced products, many of which have been announced and many of which are continually introduced by existing or future competitors in the software industry, could increase the competition faced by the Company's products from time to time and result in greater price pressure on certain of the Company's products, especially to the extent that market acceptance for personal computer-oriented and Windows NT technologies increases at the expense of UNIX-based systems. A failure by the Company to compete successfully with its existing competitors or with new competitors could have a material adverse effect on the Company's business and results of operations and on the market price of the Company's common stock.

The Company's future results of operations will depend in part on its ability to enhance existing products and to introduce new products that meet dynamic customer requirements on a timely and cost-effective basis. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. During 1998, the Company achieved a number of milestones, including the shipment to several application partners of Adaptive Server(R) Enterprise with row-level locking capabilities. In October 1998, the Company also announced the general availability of Adaptive Server(R) Anywhere for Windows CE. The Company has been in the process of combining a number of its products into integrated product sets such as Enterprise Application Studio(TM), which includes Jaguar CTS(TM) and PowerDynamo(TM); and SQL Anywhere(TM) Studio, which includes Adaptive Server Anywhere, InfoMaker(R) and jConnect(TM) for JBDC. Creation of such integrated product sets is intended to enhance the ability of the Company's partners and direct sales force to market and sell more complete solutions to customers in a single package. While such integration is intended to improve productivity, revenues and profitability, the elimination of the availability of individual products subsumed within integrated product sets could have an adverse effect on license fees and service revenues, particularly if such product sets are not well received in the marketplace.

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

Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts, and industry periodicals concerning the Company and its products, business, or competitors, or by the advertising or marketing efforts of competitors that could affect customer perception. In addition, customer perception of Sybase and its products could be adversely affected by financial results, particularly revenues and profitability, reported for the 1999 fiscal year or future periods, by reductions in the applicable market share of the Company's products and by related press reports.

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

Sybase currently ships most of its products in North America from its Emeryville, California and Massachusetts distribution facilities. Because of the pattern of recording a high percentage of quarterly revenues within the last two weeks of the quarter, the closure or inoperability of one or more of these facilities (or a disruption of business operations generally) during such weeks due to natural calamity or due to a systems or power failure could have a material adverse effect on the Company's ability to record revenues for such quarter and, therefore, on the overall results of operations for such quarter.

The Company has acquired a number of companies in the past. During 1998, the Company acquired Intellidex Systems, L.L.C., a provider of meta data management technology for deploying and managing data warehouse environments. In 1999, the Company acquired Data Warehouse Network Limited, a provider of industry specific data warehouse solutions and purchased a 29.9 percent interest in Demica PLC, a provider of a wholesale banking application using the Company's technology. The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

During 1998, the Company incurred restructuring charges of $74.2 million. The Company does not currently anticipate that it will incur additional restructuring charges in 1999. However, as this is a forward-looking statement, future actual results may differ based on the actual results of operations experienced in 1999 and the various factors described above that affect future results.

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes SOP 91-1 and which prohibits the restatement of prior financial statements. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued. In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", which defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. All other provisions of SOP 97-2 remain in effect. These and future changes to, and interpretations of, accounting standards and rules could adversely affect the amount and timing of recognition of revenue.


YEAR 2000

The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issue is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates potential risk for the Company from unforeseen problems in its own computer systems, from third parties with whom the Company deals on financial transactions worldwide and in its own software products licensed to customers. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Not all products previously licensed by the Company meet current standards for Year 2000 compliance, and many of these products are still in use by customers. Complex software products, such as the type licensed by the Company and its competitors, generally are not completely free from "bugs" and other defects. The existence of such "bugs" may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers disclaiming express and implied warranties against such errors. Such legal claims or claims that products previously licensed by the Company are not Year 2000 compliant could have a material adverse impact on the Company's business and results of operations.

As of March 1999, the Company completed its assessment of all of its critical worldwide infrastructure systems (e.g., computer and telephone systems) and business systems (e.g., revenue, sales and marketing and finance functions) and also completed much of the remedial work necessary to make these systems Year 2000 compliant. The outstanding list of such nonconforming applications and systems is small and the Company believes it has identified upgrade or replacement solutions to make all of these systems Year 2000 compliant. Most outstanding items are scheduled for installation of certified upgrades from suppliers which have been received or are expected to be received by May 1999, and the Company expects to effect all solutions by July 1999. The Company believes that the risk of Year 2000 problems in the Company's internal applications has been low because the Company's systems are generally run using its own technology and its partners' products, and relatively little development work other than assessment and testing has been required to insure Year 2000 compliance. Notwithstanding the foregoing, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they will not have an adverse effect on the Company's systems. As such, the Company is in the process of developing a contingency plan in the event its internal systems are not converted on a timely basis. The Company does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and other uncertainties.

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





May 12, 1999                     SYBASE, INC.


                                 By /s/ PIETER VAN DER VORST
                                   --------------------------------------------
                                    Pieter Van der Vorst
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)




                                 By /s/ MARTIN HEALY
                                   --------------------------------------------
                                    Martin Healy
                                    Vice President and Corporate Controller
                                    (Principal Accounting Officer)

                         EXHIBIT INDEX TO SYBASE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999



Exhibit Number            Description
--------------            -----------

27                        Financial Data Schedule