Form 10-Q
period 1999-06-30
SYBASE INC
filed 1999-08-13
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On June 30, 1999, 81,738,086 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999


                                      INDEX


                                                                                  Page
                                                                                  ----
Part I: Financial Information

    Item 1: Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets at June 30, 1999 and                      3
    December 31, 1998

    Condensed Consolidated Statements of Operations for the three months and        4
    six months ended June 30, 1999 and June 30, 1998

    Condensed Consolidated Statements of Cash Flows for the six months              5
    ended June 30, 1999 and June 30, 1998

    Notes to Condensed Consolidated Financial Statements                            6

    Item 2: Management's Discussion and Analysis of Financial Condition            12
    and Results of Operations

    Item 3: Quantitative and Qualitative Disclosure of Market Risk                 26

Part II: Other Information

    Item 1: Legal Proceedings                                                      27

    Item 4: Submission of Matters to a Vote of Security Holders                    27

    Item 6: Exhibits and Reports on Form 8-K                                       28

Signatures                                                                         29

Exhibit Index                                                                      30

ITEM 1:  FINANCIAL STATEMENTS


                                  SYBASE, INC.
                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                  June 30,           December 31,
       (In thousands, except share and per share data)              1999                 1998
                                                                ------------         ------------
Current assets:
       Cash and cash equivalents                                $    188,747         $    224,665
       Short-term investments                                         60,726               23,967
                                                                ------------         ------------
             Total cash, cash equivalents and short-term
               investments                                           249,473              248,632

       Accounts receivable, net                                      162,001              199,303
       Deferred income taxes                                          20,967               20,903
       Other current assets                                           11,285                8,862
                                                                ------------         ------------

             Total current assets                                    443,726              477,700

Long-term investments                                                 49,856                  981
Property, equipment and improvements, net                             81,711              101,433
Deferred income taxes                                                 20,180               20,152
Capitalized software, net                                             35,974               35,773
Other assets                                                          48,464               60,565
                                                                ------------         ------------

             Total assets                                       $    679,911         $    696,604
                                                                ============         ============


Current liabilities:
       Accounts payable                                         $      9,239         $     12,747
       Accrued compensation and related expenses                      46,316               49,061
       Accrued income taxes                                           35,091               26,736
       Other accrued liabilities                                      92,733              112,856
       Deferred revenue                                              178,993              190,631
       Other current liabilities                                       1,271                1,490
                                                                ------------         ------------

             Total current liabilities                               363,643              393,521

Other liabilities                                                      2,098                2,011

Commitments and contingent liabilities

Stockholders' equity:
       Preferred stock, $0.001 par value, 8,000,000
         shares authorized; none issued or outstanding                    --                   --
       Common stock, $0.001 par value, 200,000,000
         shares authorized; 82,561,537 shares issued and
         81,738,086 outstanding (1998-81,769,334 shares
         issued and 81,169,334 outstanding)                               83                   82
       Additional paid-in capital                                    421,204              416,501
       Accumulated deficit                                           (83,422)            (102,471)
       Accumulated other comprehensive loss                          (15,649)              (9,702)
       Cost of 823,451 shares of treasury stock
         (1998-600,000 shares)                                        (8,046)              (3,338)
                                                                ------------         ------------

             Total stockholders' equity                              314,170              301,072
                                                                ------------         ------------

             Total liabilities and stockholders' equity         $    679,911         $    696,604
                                                                ============         ============



See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                   ---------------------------        ---------------------------
    (In thousands, except per share data)            1999              1998              1999             1998
                                                   ---------         ---------        ---------         ---------
Revenues:
    License fees                                   $  95,703         $ 105,920        $ 193,973         $ 201,924
    Services                                         114,484           111,950          224,482           222,763
                                                   ---------         ---------        ---------         ---------

              Total revenues                         210,187           217,870          418,455           424,687

Costs and expenses:
    Cost of license fees                               8,492             8,934           20,788            19,032
    Cost of services                                  52,110            56,064          106,152           118,846
    Sales and marketing                               80,884           103,412          162,169           211,846
    Product development and engineering               35,385            33,260           72,563            70,393
    General and administrative                        17,736            14,588           34,787            31,013
    Cost of restructuring (reversals)                 (5,619)               --           (5,619)           51,694

                                                   ---------         ---------        ---------         ---------

              Total costs and expenses               188,988           216,258          390,840           502,824
                                                   ---------         ---------        ---------         ---------


Operating income (loss)                               21,199             1,612           27,615           (78,137)

Interest income                                        3,112             2,040            6,399             4,742
Interest expense and other, net                          469               298              222              (329)
                                                   ---------         ---------        ---------         ---------

Income (loss) before income taxes                     24,780             3,950           34,236           (73,724)

Provision for income taxes                            10,480             3,500           14,061             7,020
                                                   ---------         ---------        ---------         ---------

               Net income (loss)                   $  14,300         $     450        $  20,175         $ (80,744)
                                                   =========         =========        =========         =========


Basic net income (loss) per share                  $    0.17         $    0.01        $    0.25         $   (1.00)
                                                   =========         =========        =========         =========

Shares used in computing basic net income
(loss) per share                                      82,191            80,833           81,986            80,552
                                                   =========         =========        =========         =========

Diluted net income (loss) per share                $    0.17         $    0.01        $    0.24         $   (1.00)
                                                   =========         =========        =========         =========

Shares used in computing diluted net income
(loss) per share                                      83,776            80,854           83,381            80,552
                                                   =========         =========        =========         =========



See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

    (In thousands)                                               Six Months Ended
                                                                     June 30,
                                                            ---------------------------
                                                              1999              1998
                                                            ---------         ---------
Cash and cash equivalents, beginning of year                $ 224,665         $ 188,876

CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net income (loss)                                          20,175           (80,744)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation and amortization                           47,053            56,255
       Write off of assets in restructuring (reversals)          (390)           23,126
       Loss on disposal of assets                               2,899                --
       Deferred income taxes                                      (92)             (207)
       Changes in assets and liabilities:
           Accounts receivable                                 35,494            21,773
           Other current assets                                (3,470)             (277)
           Accounts payable                                    (3,508)           (9,696)
           Accrued compensation and related expenses           (2,745)            3,554
           Accrued income taxes                                 8,355            (2,976)
           Other accrued liabilities                          (16,978)           (4,183)
           Deferred revenues                                  (11,638)           (1,940)
           Other                                                   52               119
                                                            ---------         ---------

Net cash provided by operating activities                      75,207             4,804


CASH FLOWS FROM INVESTING ACTIVITIES:

    Restricted cash deposits                                       --           (13,276)
    Purchases of available-for-sale cash investments         (103,007)          (20,137)
    Maturities of available-for-sale cash investments           9,843            18,730
    Sales of available-for-sale cash investments                7,530            25,131
    Business combinations, net of cash acquired                (8,047)           (5,000)
    Purchases of property, equipment and improvements          (8,480)          (13,721)
    Sale of property, equipment and improvements                   --             6,808
    Capitalized software development costs                     (8,631)           (7,963)
    Decrease in other assets                                    6,961             1,225
                                                            ---------         ---------

Net cash used for investing activities                       (103,831)           (8,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in other current liabilities                        (182)          (21,545)
    Proceeds from issuance of common stock                      4,703             7,933
    Proceeds from the sale of treasury stock                   11,118                --
    Purchases of treasury stock                               (16,952)             (431)
                                                            ---------         ---------
Net cash used for financing activities                         (1,313)          (14,043)

Effect of exchange rate changes on cash                        (5,981)           (6,734)
                                                            ---------         ---------
Net decrease in cash and cash equivalents                     (35,918)          (24,176)

Cash and cash equivalents, end of period                      188,747           164,700

Cash investments, end of period                               110,582            33,537
                                                            ---------         ---------
Total cash, cash equivalents, and cash
    investments, end of period                              $ 299,329         $ 198,237
                                                            =========         =========
Supplemental disclosures:
    Interest paid                                           $      44         $     537
                                                            =========         =========
    Income taxes paid                                       $   7,362         $   8,593
                                                            =========         =========

See accompanying notes.

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries (Sybase, or the Company), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 1998 has been prepared from the audited consolidated financial statements of the Company.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report to Stockholders for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

2. Business Combinations. In February 1999, the Company acquired Data Warehouse Network (DWN), an Ireland-based, privately held provider of packaged, industry-specific business intelligence applications. Under terms of the acquisition agreement, the Company paid $2,723,000 in cash for certain assets and assumed certain liabilities of DWN. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed-upon performance criteria. The aggregate maximum additional amount payable over a three-year period is $5,336,000. The transaction was accounted for as a purchase. Substantially all of the amount paid was allocated to purchased software and intangible assets. The results of operations of DWN have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

In March 1999, the Company paid $5,324,000 for Convertible Secured Promissory Notes due December 31, 2002 issued by Demica PLC (Demica), a provider of a wholesale banking application using the Company's technology. The notes bear interest at 8 percent per annum and are convertible into 29.9 percent of the share capital of Demica. The Company accounts for its investment in this entity under the equity method of accounting.

On February 2, 1998, Sybase acquired Intellidex Systems, L.L.C. (Intellidex), a provider of meta data management technology for deploying and managing data warehouse environments. Under terms of the acquisition agreement, Sybase paid $5,000,000 in cash for certain assets and assumed certain liabilities of Intellidex. Of the amount paid, $3,737,000 was allocated to purchased software and the balance of $1,263,000 was allocated to other intangible assets. In addition, pursuant to the terms of the agreement, Sybase is obligated to make contingent payments based on certain agreed upon performance criteria. The aggregate maximum additional amount payable

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

over a three-year period is $9,166,666. The transaction was accounted for as a purchase. The results of operations of Intellidex have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

3. Costs of Restructuring (Reversals). In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs, restoring profitability to operations and focusing the Company's products around its core businesses. This restructuring activity consisted primarily of terminating employees, terminating certain product lines, vacating certain facilities and canceling real estate leases as a result of the employee terminations. In the six months ended June 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 restructuring activity. The significant components included: (i) approximately $1.8 million for termination payments to employees who were terminated as part of the 1998 restructuring activity but left the Company prior to their exit date, and therefore, did not qualify for termination benefits; and (ii) approximately $3.1 million related to lease cancellations and commitments where the Company was able to sublet certain closed facilities earlier than anticipated.

The following table summarizes the activity related to the restructuring liability for the six months ended June 30, 1999 (in thousands):

                                                                                          Accrued
                                                            Amounts                      Liabilities
                                             Accrued        paid or                          at
                                         Liabilities at     written        Amounts        June 30,
                                        December 31, 1998     off         reversed          1999
                                        -----------------   -------       --------          ----
Termination payments to employees and
other related costs                          $12,483        $ 9,574        $ 1,810        $ 1,099

Lease cancellations and commitments            9,538          2,114          3,105          4,319

Costs related to closing of
subsidiaries, including write-off of
goodwill                                       2,730          2,730             --             --

Other                                          2,567            620            704          1,243
                                             -------        -------        -------        -------

                                             $27,318        $15,038        $ 5,619        $ 6,661
                                             =======        =======        =======        =======

The Company expects that the remaining $6.7 million accrued liability balance at June 30, 1999 will be expended over the next six months.

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

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(In thousands, except per share data)                 Three            Three           Six           Six
                                                      Months           Months         Months         Months
                                                      Ended            Ended          Ended          Ended
                                                     6/30/99          6/30/98        6/30/99         6/30/98
                                                     --------        --------        --------        --------
Net income (loss)                                    $ 14,300        $    450        $ 20,175        $(80,744)

Shares used in computing basic
net income (loss) per share                            82,191          80,833          81,986          80,552

Effect of dilutive securities - stock options           1,585              21           1,395            -(a)
                                                     --------        --------        --------        --------

Shares used in computing diluted
net income (loss) per share                            83,776          80,854          83,381          80,552


Basic net income (loss) per share                    $   0.17        $   0.01        $   0.25        $  (1.00)
                                                     ========        ========        ========        ========

Diluted net income (loss) per share                  $   0.17        $   0.01        $   0.24        $  (1.00)
                                                     ========        ========        ========        ========


(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

5. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

                                         Three Months    Three Months      Six Months       Six Months
                                            Ended            Ended            Ended           Ended
(In thousands)                          June 30, 1999    June 30, 1998    June 30, 1999     June 30, 1998
                                        -------------    -------------    -------------     -------------
Net income (loss)                          $ 14,300         $    450         $ 20,175         $(80,744)

Foreign currency translation losses          (3,903)             (82)          (5,947)          (1,997)
                                           --------         --------         --------         --------

Comprehensive income (loss)                $ 10,397         $    368         $ 14,228         $(82,741)
                                           ========         ========         ========         ========

6. New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "Software Revenue Recognition". The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect the Company's future revenues and results of operations.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The Company does not expect a material impact from the final adoption of SOP 98-9 on its future revenues and results of operations.

7. Segment Information. The Company helps businesses integrate, manage and deliver applications, content and data anywhere they are needed. The Company's software products, combined with its professional services and partner technologies, provide a comprehensive platform for delivering integrated solutions to businesses. The Company is organized into four separate business divisions, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems. The Mobile and Embedded Computing Division (MEC) provides solutions which enable customers to synchronize data seamlessly across their mobile business systems, including laptops, handheld computing devices, pagers, and intelligent appliances. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex internet-enabled applications. The Business Intelligence Division (BID) delivers database management systems, warehouse design tools and central meta data management facilities.

The Company reports its ESD, MEC, IAD and BID divisions as reportable segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement
131). For the three months ended March 31, 1999, the results of the ESD and BID divisions were aggregated in accordance with the provisions of Statement 131. As a result of the expansion of BID's activities

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and infrastructure, the division no longer satisfies the aggregation criteria set forth in Statement 131 and, therefore, is reported separately for the three and six months ended June 30, 1999.

The Company has not presented the reportable segments discussed above for the three and six months ended June 30, 1998, since these segments were not established until 1999, and it would be impractical to restate prior periods on this basis. The Company had two reportable segments in 1998: license fees and professional services. The Company's statements of operations disclose the available data for the two reportable segments identified above for the three and six months ended June 30, 1999 and 1998.

In 1999, the Company's Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss which includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated on measurable drivers of expense. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments. The Company's CODM does not view segment results below operating profit (loss), and therefore, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. The Company does not account for or report to the CODM its assets or capital expenditures by segment.

A summary of the segment financial information reported to the CODM for the three months ended June 30, 1999 is presented below:

(In thousands)                                                                                                 Consolidated
                                           ESD           IAD            MEC          BID        Elimination        Total
                                           ---           ---            ---          ---        -----------        -----
Revenues:
    License fees                        $ 64,917      $ 17,103      $  9,847      $  3,836       $     --        $ 95,703
    Services                             114,278            --            --           206             --         114,484
                                        --------      --------      --------      --------       --------        --------
Direct revenues from external
  customers                              179,195        17,103         9,847         4,042             --         210,187
Intersegment revenues                        477         7,494         8,375         2,473        (18,819)             --
                                        --------      --------      --------      --------       --------        --------
Total revenues                           179,672        24,597        18,222         6,515        (18,819)        210,187
Total allocated costs and
  expenses                               159,253        21,443        13,317         7,764        (18,819)        182,958
Operating income (loss) before
  unallocated expenses                    20,419         3,154         4,905        (1,249)            --          27,229
Unallocated expenses                                                                                                6,030
                                                                                                                 --------
Operating income                                                                                                   21,199
Interest income and expense, net                                                                                    3,581
                                                                                                                 --------
Income before income taxes                                                                                         24,780

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the six months ended June 30, 1999 is presented below:

(In thousands)                                                                                               Consolidated
                                              ESD          IAD          MEC          BID       Elimination      Total
                                            --------     --------     --------     --------      --------      --------
Revenues:
    License fees                            $139,139     $ 32,463     $ 18,409     $  3,962      $     --      $193,973
    Services                                 224,097           --           --          385            --       224,482
                                            --------     --------     --------     --------      --------      --------
Direct revenues from external customers      363,236       32,463       18,409        4,347            --       418,455
Intersegment revenues                            777       15,690       15,529        5,350       (37,346)           --
                                            --------     --------     --------     --------      --------      --------
Total revenues                               364,013       48,153       33,938        9,697       (37,346)      418,455
Total allocated costs and expenses           327,927       41,183       25,888       15,960       (37,346)      373,612
                                            --------     --------     --------     --------      --------      --------
Operating income (loss) before
  unallocated expenses                        36,086        6,970        8,050       (6,263)           --        44,843
Unallocated expenses                                                                                             17,228
                                                                                                               --------
Operating income                                                                                                 27,615
Interest income and expense, net                                                                                  6,621
                                                                                                               --------
Income before income taxes                                                                                       34,236

8. Subsequent Event. On July 20, 1999, the Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common stock. The plan continued a $25 million repurchase program authorized by the Board of Directors in 1998 to allow the Company to use available cash balances to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of June 30, 1999, the Company held a balance of 823,451 shares which had been repurchased under the program.

9. Litigation. Following the Company's announcement on April 3, 1995 of its preliminary results for the first fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. On April 21, 1999, the Company and all the individual defendants reached an agreement in principle with plaintiffs to settle the case for $14,800,000, of which $1,500,000 is to be paid by the Company and the remainder of which is to be paid by the Company's insurers. The Company has paid its share of the settlement to plaintiffs' escrow fund, and intends to carry out the terms of the settlement agreement. On April 29, 1999, during the time in which the settlement agreement was being formally documented, the District Court granted summary judgment in favor of the Company and all the individual defendants. Plaintiffs have appealed the judgment to the United States Court of Appeals, Ninth Circuit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)

                                     Three       Three                  Six        Six
                                     Months      Months                Months      Months
                                     Ended       Ended     Percent     Ended       Ended     Percent
                                    6/30/99     6/30/98    Change     6/30/99     6/30/98    Change
                                    -------     -------    ------     -------     -------    ------
License fees                        $ 95.7      $105.9      (10%)     $194.0      $201.9      (4%)
   Percentage of total revenues         46%         49%                  46%         48%


Services                            $114.5      $112.0        2%      $224.5      $222.8       1%
   Percentage of total revenues         54%         51%                  54%         52%


Total revenues                      $210.2      $217.9       (4%)     $418.5      $424.7      (1%)

Total revenues for the three months ended June 30, 1999 decreased 4 percent to $210.2 million as compared to $217.9 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, total revenues decreased 1 percent to $418.5 million as compared to $424.7 million for the six months ended June 30, 1998.

License fees revenues decreased 10% to $95.7 million in the three months ended June 30, 1999, as compared to $105.9 million for the three months ended June 30,1998. For the six months ended June 30,1999, license fees revenues decreased 4% to $194.0 million as compared to $201.9 million for the six months ended June 30,1998. The Company believes the decrease in license fees revenues is primarily due to companies continuing to reallocate available technology resources toward "Year 2000" compliance solutions. The products that contributed to the decline in license fees revenues were primarily enterprise server database products. Whether the decline in license fees revenues continues will depend, in part, on the Company's ability to enhance existing products and to introduce, on a timely basis, new products that meet customer requirements. See "Future Operating Results."

Services revenues increased 2 percent to $114.5 million for the three months ended June 30, 1999 as compared to $112.0 million in the three months ended June 30, 1998. For the six months ended June 30, 1999, services revenues increased 1% to $224.5 million as compared to $222.8 million in the six months ended June 30, 1998. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products, and product support and maintenance fees. Services revenues as a percentage of total revenues increased to 54 percent for the three and six months ended June 30, 1999 as compared to 51 percent and 52 percent for the three and six months ended June 30, 1998, respectively.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)

                                       Three      Three                  Six         Six
                                       Months     Months                Months      Months
                                       Ended      Ended      Percent    Ended        Ended    Percent
                                      6/30/99    6/30/98      Change   6/30/99      6/30/98    Change
                                      -------    -------      ------   -------      -------    ------
North American                        $125.8      $125.8        0%      $252.8      $246.9       2%
   Percentage of total revenues          60%         58%                   60%         58%

International
   European                           $ 57.1      $ 64.1      (11%)     $113.9      $127.0     (10%)
     Percentage of total revenues        27%         29%                   27%         30%


   Intercontinental                   $ 27.3      $ 28.0       (3%)     $ 51.8      $ 50.8       2%
     Percentage of total revenues        13%         13%                   13%         12%

Total International                   $ 84.4      $ 92.1       (8%)     $165.7      $177.8      (7%)
     Percentage of total revenues        40%         42%                   40%         42%

Total revenues                        $210.2      $217.9       (4%)     $418.5      $424.7      (1%)

North American revenues (United States, Canada and Mexico) were $125.8 million in both the three months ended June 30, 1999 and the three months ended June 30, 1998. North American revenues increased 2% to $252.8 million in the six months ended June 30, 1999 as compared to $246.9 million for the six months ended June 30, 1998. The increase during the six month period was due to higher license fees revenue in North America. International revenues decreased 8 percent and 7 percent for the three and six months ended June 30, 1999, respectively, to $84.4 million and $165.7 million, from $92.1 million and $177.8 million, respectively, for both comparable periods of 1998. European revenues decreased 11 percent and 10 percent for the three and six months ended June 30, 1999 compared to the same periods of 1998. The decrease in European revenues was primarily due to lower license fees revenues. Intercontinental revenues (Japan, Asia Pacific and South America) decreased 3 percent for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily related to lower license fees revenues. Intercontinental revenues increased 2 percent in the six months ended June 30,1999 as compared to the same period of 1998. This increase was primarily due to higher services revenues.

International revenues were 40 percent of total revenues for the three and six months ended June 30, 1999, compared to 42 percent for the three and six months ended June 30, 1998.

Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business and results of operations could be materially and adversely affected by unanticipated fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of foreign revenues as a percentage of total revenues in the future.

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                            Three       Three                  Six          Six
                                            Months      Months                Months       Months
                                            Ended       Ended     Percent     Ended        Ended     Percent
                                           6/30/99     6/30/98    Change     6/30/99      6/30/98     Change
                                           -------     -------    ------     -------      -------     ------
Cost of license fees                       $   8.5     $    8.9     (5%)     $   20.8     $   19.0      9%
   Percentage of license fees revenues          9%           8%                   11%           9%

Cost of services                           $  52.1     $   56.1     (7%)     $  106.2     $  118.8    (11%)
   Percentage of services revenues             46%          50%                   47%          53%


Sales and marketing                        $  80.9     $  103.4    (22%)     $  162.2     $  211.8    (23%)
   Percentage of total revenues                38%          47%                   39%          50%

Product development and
Engineering                                $  35.4     $   33.3      6%      $   72.6     $   70.4      3%
   Percentage of total revenues                17%          15%                   17%          17%

General and administrative                 $  17.7     $   14.6     22%      $   34.8     $   31.0     12%
   Percentage of total revenues                 8%           7%                    8%           7%

Cost of restructuring (reversals)          $  (5.6)        --       --       $   (5.6)    $   51.7      *
   Percentage of total revenues               (3%)         --       --           (1%)         12%      --

* Not meaningful

Cost of License Fees. Cost of license fees, consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs and third-party royalty costs. These costs were $8.5 million and $20.8 million for the three and six months ended June 30, 1999, respectively, as compared to $8.9 million and $19.0 million for the same periods in 1998. These costs were 9 percent and 11 percent of license fees revenue for the three and six months ended June 30, 1999, respectively, as compared to 8 percent and 9 percent for the same periods in 1998. The increase in the cost of license fees in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was primarily due to an increase in royalties payable to third parties. Amortization of purchased software and capitalized software costs included in cost of license fees was $4.9 million and $9.6 million for the three and six months ended June 30, 1999, respectively, as compared to $4.9 million and $9.8 million for the three and six months ended June 30, 1998.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $52.1 million and $106.2 million in the three and six months ended June 30, 1999, respectively, as compared to $56.1 million and $118.8 million for the comparable periods of 1998. These changes represent decreases of 7 percent and 11 percent for the three and six months ended June 30, 1999 as compared to the same periods of 1998. These costs decreased as a percentage of services revenues to 46 percent and 47 percent for the three and six months ended June 30, 1999, respectively, from 50 percent and 53 percent for the same periods in 1998. The decrease in cost of services in absolute dollars and as a percentage of services revenues for both comparable periods is primarily due to a decrease in salaries, facility costs including rent, and depreciation as a result of the Company's restructuring plan initiated in 1998.

Sales and Marketing. Sales and marketing expenses were $80.9 million and $162.2 million for the three and six months ended June 30, 1999, respectively, compared to $103.4 million and $211.8 million for the same periods in 1998. These changes represent decreases of 22 percent and 23 percent for the three and six months ended June 30, 1999 compared to the same periods of 1998. These costs decreased as a percentage of total revenues to 38 percent and 39 percent in the three and six months ended June 30, 1999, respectively, as compared to 47 percent and 50 percent for the same periods of 1998. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues for both comparable periods is primarily due to a decrease in salaries, facility costs including rent, and depreciation as a result of the Company's restructuring plan initiated in 1998. The decrease in sales and marketing was partially offset by an increase in allocated common costs. The Company allocates certain common costs including legal, litigation, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $35.4 million and $72.6 million in the three and six months ended June 30, 1999, respectively, as compared to $33.3 million and $70.4 million in the same periods of 1998. These costs as a percentage of total revenues increased to 17 percent in the three and six months ended June 30, 1999, as compared to 15 percent and 17 percent in the three and six months ended June 30, 1998, respectively. The increase in product development and engineering expenses in absolute dollars and as a percentage of total revenues for both comparable periods is primarily due to an increase in allocated common costs.

The Company capitalized approximately $4.5 million and $8.6 million of software development costs in the three and six months ended June 30, 1999 as compared to $4.1 million and $7.6 million in the three and six months ended June 30, 1998. In the six months ended June 30, 1999, capitalized software costs included costs incurred for the development of Adaptive Server(R) Enterprise 12.0, Enterprise Application Studio(TM) 3.0, Jaguar CTS(TM) 3.0 and PowerDesigner(R) 7.0. The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $17.7 million and $34.8 million in the three and six months ended June 30, 1999, respectively, as compared to $14.6 million and $31.0 million in the same periods of 1998. General and administrative expenses represented 8 percent of total revenues in the three and six months ended June 30, 1999, as compared to 7 percent of total revenues in the three and six months ended June 30, 1998. The increase in general and administrative expenses for both comparable periods is primarily due to an increase in allocated common costs.

Cost of Restructuring (Reversals). The Company incurred restructuring charges in the amount of $51.7 million and $22.5 million in the first and fourth quarters of 1998, respectively. As a result of a substantial loss incurred during 1997, the Company formulated a restructuring plan, which was instituted in February 1998 ("the 1998 Plan"). The 1998 Plan was intended to significantly reduce annual operating expenses by realigning the Company's resources around its core product initiatives. Under the 1998 Plan, the Company estimated restructuring charges of $70 million to be incurred during 1998. The 1998 Plan included the termination of approximately 1,100 employees, the termination of certain product offerings including Sybase MPP(TM), certain APT products, dbQueue(TM), Web. SQL(TM), Lego Rom and Powerbuilder(R) for Mac, the consolidation or closure of more than 30 facilities worldwide, and the closure of subsidiaries in Thailand, Peru, Chile, Venezuela and Mexico. The Company believes the restructuring actions taken achieved the desired result as the Company has been able to reduce its overall cost structure.

In the six months ended June 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 Plan. The significant components included: (i) approximately $1.8 million for termination payments to employees who were terminated as part of the 1998 Plan but left the Company prior to their exit date, and therefore, did not qualify for termination benefits; and (ii) approximately $3.1 million related to lease cancellations and commitments where the Company was able to sublet certain closed facilities earlier than anticipated.

The following table summarizes the activity related to the restructuring liability for the six months ended June 30, 1999:



                                                                                                             Accrued
(IN MILLIONS)                                                   Accrued         Amounts                   Liabilities at
                                                            Liabilities at      paid or        Amounts       June 30,
                                                          December 31, 1998   written off     reversed         1999
                                                          -----------------   -----------     --------         ----
Termination payments to employees and other related costs        $12,483        $ 9,574        $ 1,810        $ 1,099


Lease cancellations and commitments                                9,538          2,114          3,105          4,319

Costs related to closing of subsidiaries, including
  write-off of goodwill                                            2,730          2,730             --             --

Other                                                              2,567            620            704          1,243
                                                                 -------        -------        -------        -------

                                                                 $27,318        $15,038        $ 5,619        $ 6,661
                                                                 =======        =======        =======        =======

The Company expects that the remaining $6.7 million accrued liability balance at June 30, 1999 will be expended over the next six months.

OPERATING INCOME (LOSS)
(DOLLARS IN MILLIONS)

                                           Three        Three                    Six            Six
                                           Months       Months                   Months         Months
                                           Ended        Ended     Percent        Ended          Ended    Percent
                                          6/30/99      6/30/98     Change       6/30/99        6/30/98    Change
                                          -------      -------     ------       -------        -------    ------
Operating income (loss)                  $  21.2       $   1.6        *         $  27.6        ($ 78.1)      *
   Percentage of total revenues              10%            1%                       7%           (18%)

Operating income (loss) exclusive
  of cost of restructuring (reversals)   $  15.6       $   1.6        *         $  22.0        ($ 26.5)      *

  Percentage of total revenues                7%            1%                       5%            (6%)

----------

* Not meaningful

Operating income was $15.6 million and $22.0 million for the three and six months ended June 30, 1999, respectively (exclusive of cost of restructuring reversals of $5.6 million), compared to operating income of $1.6 million and an operating loss of $26.5 million (exclusive of $51.7 million cost of restructuring charges) in the three and six months ended June 30, 1998, respectively. The increase in operating income in both comparable periods is primarily related to a reduction in expenses associated with the 1998 Plan.

OTHER INCOME AND EXPENSE, NET
(DOLLARS IN MILLIONS)

                                        Three        Three                   Six          Six
                                        Months       Months                  Months       Months
                                        Ended        Ended     Percent       Ended        Ended     Percent
                                       6/30/99      6/30/98    Change       6/30/99      6/30/98     Change
                                       -------      -------    ------       -------      -------     ------
Interest income                        $  3.1       $  2.0       53%        $  6.4       $  4.7       35%
   Percentage of total revenues             1%           1%                      2%           1%
Interest expense and other, net        $  0.5       $  0.3       57%        $  0.2       $ (0.3)       *
  Percentage of total revenues             *            *                       *            *

----------

* Not meaningful

Other income and expense, net consists primarily of interest earned on cash investments, expenses from bank fees and net gains and losses resulting from the Company's foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures. Interest income in absolute dollars for the three and six months ended June 30, 1999 increased $1.1 million and $1.7 million, respectively, as compared to the three and six months ended June 30,1998. This increase is due primarily to larger average invested cash balances in 1999. The decrease in interest expense and other, net, in absolute dollars for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, is primarily due to lower net costs of hedging activities and net gains resulting from the Company's foreign currency transactions.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                 Three     Three                 Six       Six
                                 Months    Months                Months    Months
                                 Ended     Ended    Percent      Ended     Ended    Percent
                                6/30/99   6/30/98   Change      6/30/99    6/30/98   Change
                                -------   -------   ------      -------    -------   ------
Provision for income taxes       $10.5      $3.5     199%         $14.1      $7.0    100%

The Company recorded income tax provisions of $10.5 million and $14.1 million in the three and six months ended June 30, 1999, respectively, as compared $3.5 million and $7.0 million in the three and six months ended June 30, 1998. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

The Company had net deferred tax assets of $41.1 million at June 30, 1999. The deferred tax assets were net of a valuation allowance of $42.6 million. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on the Company's effective tax rate and results of operations in future periods.

NET INCOME (LOSS) PER SHARE
(DOLLARS AND SHARES IN MILLIONS)

                                            Three         Three                  Six            Six
                                            Months        Months                 Months         Months
                                            Ended         Ended     Percent      Ended          Ended     Percent
                                           6/30/99       6/30/98    Change      6/30/99        6/30/98    Change
                                           -------       -------    ------      -------        -------    ------
Net income (loss)                          $ 14.3        $  0.4        *        $ 20.2         $(80.7)       *
      Percentage of total revenues             7%            0%                     5%           (19%)

Basic net income (loss) per share          $ 0.17        $ 0.01        *        $ 0.25         $(1.00)       *

Diluted net income (loss) per share        $ 0.17        $ 0.01        *        $ 0.24         $(1.00)       *

Shares used in computing basic net
     income (loss) per share                 82.2          80.8        2%         82.0           80.6        2%

Shares used in computing diluted net
     income (loss) per share                 83.8          80.9        4%         83.4           80.6        4%


----------

Note - The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

* Not meaningful

The Company reported net income of $14.3 million and $20.2 million in the three and six months ended June 30, 1999, respectively, as compared to net income of $0.4 million and a net loss of $80.7 million in the three and six months ended June 30,1998, respectively. The net income in the three and six months ended June 30, 1999 includes a pre-tax benefit from cost of restructuring reversals of $5.6 million. The net loss in the six months ended June 30, 1998 includes pre-tax cost of restructuring charges of $51.7 million. The increase in net income for the three and six months ended June 30, 1999 as compared to the same period of 1998 is primarily due to the implementation of the 1998 Plan which occurred in the first and fourth quarters of 1998. See "Cost of Restructuring (Reversals)."

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                        Six          Six
                                                       Months      Months
                                                       Ended        Ended      Percent
                                                      6/30/99      6/30/98      Change
                                                      -------      -------      ------
Working capital                                       $   80.1     $   26.0      208%

Cash, cash equivalents and cash investments           $  299.3     $  198.2       51%

Net cash provided by operating activities             $   75.2     $    4.8        *

Net cash used for investing activities                $  103.8     $    8.2        *

Net cash used for financing activities                $    1.3     $   14.0      (91%)

---------------
* Not meaningful

Net cash provided by operating activities was $75.2 million for the six months ended June 30, 1999 compared to $4.8 million for the six months ended June 30, 1998. This increase was largely attributable to the $100.9 million increase in net income (loss) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Depreciation and amortization charges, which are included in the net income (loss), but do not require the use of cash, amounted to $47.1 million for the six months ended June 30, 1999 compared to $56.3 million in the six months ended June 30, 1998. This decrease in depreciation and amortization was primarily due to the write-off of assets in connection with the 1998 Plan. Additionally, net cash provided by operating activities reflects a decrease in accounts receivable of $35.5 million in the six months ended June 30, 1999 as compared to a decrease of $21.8 million in the six months ended June 30, 1998.

Net cash used for investing activities increased to $103.8 million for the six months ended June 30, 1999 compared to $8.2 million in the six months ended June 30, 1998. Investing activities included capital expenditures of $8.5 million for the six months ended June 30, 1999 compared to $13.7 million in the same period for 1998. This decrease reflects a reduction in capital expenditures required to support the Company's employee base as well as the associated systems and infrastructure. The Company's headcount was reduced to 4,074 at June 30, 1999 from 4,773 at June 30, 1998. Additionally, for the six months ended June 30, 1999, investing activities included $8.0 million of cash used for business combinations compared to $5.0 million in the six months ended June 30, 1998, as well as net purchases of investments amounting to $85.6 million in the six months ended June 30, 1999 compared to net redemptions of $23.7 million in the six months ended June 30, 1998. Also, in the six months ended June 30, 1998, the Company collateralized its obligation to a lessor by pledging $13.3 million in cash deposits.

Net cash used for financing activities for the six months ended June 30, 1999 was $1.3 million compared to net cash used for financing activities of $14.0 million in the same period for 1998. The net cash used for financing activities for the six months ended June 30, 1999 was primarily due to the repurchase by the Company of its common stock, partially offset by the issuance of common stock and the sale of treasury stock associated with the Company's stock option and employee stock purchase plans.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of June 30, 1999, the Company had identifiable assets totaling $153.0 million associated with its European operations and $73.2 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposure from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see "Qualitative and Quantitative Disclosure of Market Risk"). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated other comprehensive loss account in stockholders' equity.

Cash, cash equivalents and cash investments totaled $299.3 million at June 30, 1999, compared to $198.2 million at June 30, 1998.

During the six months ended June 30, 1999, the Company repurchased 1.9 million shares of its common stock for $17.0 million pursuant to the Board of Directors' authorization in February 1998 to repurchase up to $25.0 million of the Company's outstanding common stock.

The Company believes that it has the financial resources needed for the foreseeable future to meet its presently anticipated business requirements, including capital expenditures and strategic operating programs.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of significant risks, including but not limited to the specific risks identified below. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the year ending December 31, 1999 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's revenues from license fees are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has generally experienced a seasonal pattern of license fees revenues decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. The Company has operated historically with little or no backlog and, as a result, license fees revenues in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly license fees revenues in the third month of the quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1998. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firms and industry analysts has previously resulted in, and in the future could result in, an immediate and substantial adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in and prior to 1994 or the rates of growth projected for the software markets in which Sybase competes.

The Company recently realigned its sales force, product teams and professional services capabilities into four new divisions, each one focused upon one of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. This reorganization took effect in January 1999. Although such changes are intended to enhance overall revenues and profitability, they could, in the short-term, materially and adversely affect the Company's sales process, revenues and results of operations. There have been a number of changes in the Company's executive management. In the fall of 1998, the Company completed an executive management transition pursuant to which John Chen became the Company's Chief Executive Officer and Chairman of the Board. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer, and Pamela George was named Vice President of Corporate Marketing. The Company's divisional reorganization also resulted in the appointment of one general manager for each division, and a number of other executive reassignments at the end of 1998 and beginning of 1999. The Company will make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect the Company's results of operations.

The market for the Company's stock is highly volatile. The trading price of the Company's common stock has fluctuated widely from 1995 through 1999 and may continue to fluctuate in the future in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, or customer contracts won by the Company or its competitors. Changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenues and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors could also affect the Company's stock prices. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, the Company's competitors, or the Company or its products specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. For example, due to a variety of factors, the Company's stock price declined significantly during the first quarter of 1996 and the first quarter of 1998. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies even though such fluctuations often have been unrelated to the operating performance of these companies.

An increased portion of the Company's revenues in recent quarters has been derived from its international operations. In the six months ended June 30, 1999 revenues from its international operations represented 40 percent of the Company's total revenues. In 1998 and 1999, the Company closed subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. In addition, there have been several management and organizational changes within the international operations. For example, during 1998 and 1999, the country managers in Australia, Switzerland and Japan and the European General Manager resigned or were replaced. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity or closure of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, the introduction of the Euro currency unit, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables and the recognition of revenue since the fourth quarter of 1997.

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

The Company's future results of operations will depend in part on its ability to enhance existing products and to introduce new products that meet dynamic customer requirements on a timely and cost-effective basis. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. In the second quarter of 1999, the Company announced general availability of Sybase Financial Server(TM) 1.0, an e-commerce application platform for securities trading and electronic banking, as well as Enterprise Application Studio(TM) 3.0, a complete suite of integrated application development and deployment products including Enterprise Application Server(TM) 3.0, PowerJ(TM) 3.0 and PowerBuilder(R) 7.0. The Company also announced availability of four Industry Warehouse Studios(TM) for the healthcare, telecommunications, insurance and retail banking industries. Each product set includes packaged applications for company-specific customization and data warehouse management. Earlier in the year, the Company released the latest version of Adaptive Server(R) Anywhere, which includes the UltraLite(TM) deployment option, an application-optimized ultra-small database that resides locally on handheld devices and embedded systems, and Mobilink two-way enterprise server synchronization technology for the Windows CE operating system and 3Com Palm Computing platform. The creation of certain integrated product sets is intended to enhance the ability of the Company's partners and direct sales force to market and sell more complete solutions to customers in a single package. While such integration is intended to improve productivity, revenues and profitability, the elimination of the availability of individual products subsumed within integrated product sets could have an adverse effect on license fees and service revenues, particularly if such product sets are not well received in the marketplace.

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

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. There have been a number of recent changes in the Company's executive management team, including the appointment in 1998 of John Chen as the Company's Chief Executive Officer and Chairman of the Board, and the appointment in early 1999 of Pieter Van der Vorst as Chief Financial Officer, and Pamela George as Vice President of Corporate Marketing. Moreover, in connection with the Company's reorganization into four operating divisions and the appointment of one general manager for each division, a number of executives changed responsibilities at the end of 1998 and in early 1999. Further changes in management, the reduction in the overall number of Sybase employees made during 1998, and the Company's financial and stock price performance relative to companies with which Sybase competes for employees, could affect the amount of employee turnover. The Company has experienced in recent quarters a high rate of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among consulting, engineering or sales staff, could adversely affect the Company's product development efforts, sales of products and services and other aspects of the Company's operations and results.

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

The Company has acquired a number of companies in the past. During 1998, the Company acquired Intellidex Systems, L.L.C., a provider of meta data management technology for deploying and managing data warehouse environments. In 1999, the Company acquired Data Warehouse Network Limited, a provider of industry specific data warehouse solutions and purchased debt instruments convertible into a 29.9 percent interest in Demica PLC, a provider of a wholesale banking application using the Company's technology. The Company will likely acquire other distributors, companies, products, or technologies in the future. The achievement of the desired benefits of these and future acquisitions will depend in part upon whether the integration of the acquired businesses is achieved in an efficient and effective manner. The successful combination of businesses will require, among other things, integration of the companies' related product offerings and coordination of their sales, marketing, and research and development efforts. The difficulties of such coordination may be increased by the geographic distance between separate organizations. The Company may be unable to integrate effectively these or future acquired businesses and may not obtain the anticipated or desired benefits of such acquisitions. Such acquisitions may result in costs, liabilities, or additional expenses that could adversely affect the Company's results of operations and financial condition. In addition, acquisitions or changes in business or market conditions may cause the Company to revise its plans, which could result in unplanned expenses or a loss of anticipated benefits from past investments.

During 1998, the Company incurred restructuring charges of $74.2 million. The Company does not currently anticipate that it will incur additional restructuring charges in 1999 and has recorded cost of restructuring reversals of $5.6 million in the second quarter of 1999. However, as this is a forward-looking statement, future actual results may differ based on the actual results of operations experienced in 1999 and the various factors described above that affect future results.

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

As of March 1999, the Company completed its assessment of all of its critical worldwide infrastructure systems (e.g., computer and telephone systems) and business systems (e.g., revenue, sales and marketing and finance functions) and also completed much of the remedial work necessary to make these systems Year 2000 compliant. The outstanding list of such nonconforming applications and systems is small and the Company believes it has identified upgrade or replacement solutions to make all of these systems Year 2000 compliant. Most outstanding items are scheduled for installation of certified upgrades from suppliers, which have been received, and the Company expects to effect all solutions by September 1999. The Company believes that the risk of Year 2000 problems in the Company's internal applications has been low because the Company's systems are generally run using its own technology and its partners' products, and relatively little development work other than assessment and testing has been required to insure Year 2000 compliance. Notwithstanding the foregoing, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they will not have an adverse effect on the Company's systems. As such, the Company is in the process of developing a contingency plan in the event its internal systems are not converted on a timely basis. The Company does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and other uncertainties.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption "Future Operating Results."

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial position and results of operations. Historically, the Company's primary exposures have related to nondollar-denominated sales and expenses in Europe, Asia Pacific, including Japan and Australia, and Latin America. In order to reduce the effect of foreign currency fluctuations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany accounts receivable owed to the Company as a result of local sales of software licenses by the Company's international subsidiaries. The majority of these exposures are denominated in European and Asia Pacific currencies, primarily the Euro and Hong Kong dollar. These forward exchange contracts are recorded at fair value and are short-term in nature (usually 30 days or less). At June 30, 1999, the Company had forward exchange contracts to exchange various foreign currencies for U.S. dollars, Euro and Hong Kong dollars in the amounts of $6,793,000, $7,863,000 and $1,542,000, respectively, and to exchange U.S. dollars and Euro dollars into various foreign currencies in the amounts of $18,247,000 and $4,676,000, respectively. Neither the cost nor the fair value of these foreign currency forward exchange contracts was material at June 30, 1999. One major U.S. multinational bank is counterparty to substantially all of these contracts.

The Company maintains an investment portfolio holding of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of tax, if material. Unrealized gains and losses at June 30, 1999 were not material. The Company's investments consisted primarily of short-term money market instruments. Of the Company's cash equivalent and cash investment balances of $299,329,000 at June 30, 1999, approximately 60 percent have maturity dates of less than 180 days, and 40 percent of this balance have maturities of 180 days to two years. The Company does not believe its exposure to interest rate risk is material given the short-term nature of its investment portfolio.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Following the Company's announcement on April 3, 1995 of its preliminary results for the first fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. On April 21, 1999, the Company and all the individual defendants reached an agreement in principle with plaintiffs to settle the case for $14,800,000, of which $1,500,000 is to be paid by the Company and the remainder of which is to be paid by the Company's insurers. The Company has paid its share of the settlement to plaintiffs' escrow fund, and intends to carry out the terms of the settlement agreement. On April 29, 1999, during the time in which the settlement agreement was being formally documented, the District Court granted summary judgment in favor of the Company and all the individual defendants. Plaintiffs have appealed the judgment to the United States Court of Appeals, Ninth Circuit.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on May 27, 1999. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1. Election of two Class I directors, each to serve a three-year term expiring upon the 2002 Annual Meeting of Stockholders or until a successor is duly elected and qualified. John S. Chen and Alan B. Salisbury were the only nominees and each was elected (73,133,110 votes were cast for election of Mr. Chen and 967,269 were cast withholding authority to vote for his election; 73,174,306 votes were cast for election of Mr. Salisbury and 926,073 were cast withholding authority to vote for his election). There were no abstentions or non-votes. In addition to these directors, the Company's incumbent directors (Robert
        S. Epstein, Richard C. Alberding, L. William Krause, Robert P. Wayman and Jeffrey T. Webber) had terms that continued after the 1999 Annual Meeting.

2. Approval of an amendment to the 1996 Stock Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 1,800,000 shares (58,630,497 for, 14,190,486 votes against, 311,792 abstentions, and 967,604 non-votes.)

3. Approval of an amendment to the Amended and Restated 1991 Employee Stock Purchase Plan and the Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 2,300,000 shares (69,990,899 for, 2,837,292 against, 304,584 abstentions, and 967,604 non-votes.)

4. Approval of an amendment to the 1992 Director Stock Option Plan increasing the amount of the annual stock option grant made to nonemployee directors from 12,000 shares to 16,000 shares (65,264,341 for, 7,481,674 against, 386,760 abstentions, and 967,604 non-votes.)

5. Approval of an amendment to the Restated Certificate of Incorporation to reorganize the Board of Directors into a single class (39,930,736 for, 1,317,523 against, 333,064 abstentions, and 32,519,056 non-votes.)

6. Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 1999 (73,566,707 for, 312,858 against, 220,814 abstentions and no non-votes.)

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


August 12, 1999                     SYBASE, INC.


                                    By /s/ PIETER VAN DER VORST
                                      ------------------------------------------
                                    Pieter Van der Vorst
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)




                                    By /s/  MARTIN J. HEALY
                                      ------------------------------------------
                                    Martin J. Healy
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999



Exhibit Number               Description
--------------               -----------
27                           Financial Data Schedule