Form 10-Q
period 1999-09-30
SYBASE INC
filed 1999-11-12
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission File number 0-19395


                                  SYBASE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                  94-2951005
           --------                                  ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                   6475 Christie Avenue, Emeryville, CA 94608
                   ------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (510) 922-3500


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On October 31, 1999, 81,529,825 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                                    Page
                                                                                    ----
Part I:     Financial Information

     Item 1: Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of September 30, 1999 and               3
     December 31, 1998

     Condensed Consolidated Statements of Operations for the three                    4
     and nine months ended September 30, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows for the nine months              5
     ended September 30, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements                             6

     Item 2: Management's Discussion and Analysis of Financial Condition             12
     and Results of Operations

     Item 3: Quantitative and Qualitative Disclosures of Market Risk                 27

Part II:    Other Information

     Item 6:  Exhibits and Reports on Form 8-K                                       28

Signatures                                                                           29

Exhibit Index                                                                        30

ITEM 1:  FINANCIAL STATEMENTS


                                  SYBASE, INC.

                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           September 30,    December 31,
        (In thousands, except share and per share data)                        1999             1998
                                                                           -------------    ------------
Current assets:
        Cash and cash equivalents                                             $ 217,344        $ 224,665
        Short-term cash investments                                              57,895           23,967
                                                                              ---------        ---------
               Total cash, cash equivalents and short-term cash investments     275,239          248,632

        Accounts receivable, net                                                167,485          199,303
        Deferred income taxes                                                    20,978           20,903
        Other current assets                                                     12,388            8,862
                                                                              ---------        ---------
               Total current assets                                             476,090          477,700

Long-term cash investments                                                       43,829              981
Property, equipment and improvements, net                                        71,540          101,433
Deferred income taxes                                                            20,173           20,152
Capitalized software, net                                                        36,668           35,773
Other assets                                                                     48,182           60,565
                                                                              ---------        ---------

               Total assets                                                   $ 696,482        $ 696,604
                                                                              =========        =========
Current liabilities:
        Accounts payable                                                      $  10,478        $  12,747
        Accrued compensation and related expenses                                48,174           49,061
        Accrued income taxes                                                     37,959           26,736
        Other accrued liabilities                                                96,605          114,346
        Deferred revenue                                                        170,579          190,631
                                                                              ---------        ---------
               Total current liabilities                                        363,795          393,521

Other liabilities                                                                 5,987            2,011

Commitments and contingent liabilities

Stockholders' equity:
        Preferred stock, $0.001 par value, 8,000,000
          shares authorized; none issued or outstanding                              --               --
        Common stock, $0.001 par value, 200,000,000
          shares authorized; 82,561,537 shares issued and 81,765,668 outstanding (1998-81,769,334 shares issued and 81,169,334
          outstanding)                                                               83               82
        Additional paid-in capital                                              421,204          416,501
        Accumulated deficit                                                     (70,866)        (102,471)
        Accumulated other comprehensive loss                                    (14,082)          (9,702)
        Cost of 795,869 shares of treasury stock (1998-600,000 shares)           (9,639)          (3,338)
                                                                              ---------        ---------
               Total stockholders' equity                                       326,700          301,072
                                                                              ---------        ---------
               Total liabilities and stockholders' equity                     $ 696,482        $ 696,604
                                                                              =========        =========

See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                         ---------------------    ----------------------
    (In thousands, except per share data)                   1999       1998          1999        1998
                                                         ---------   ---------    ---------    ---------
Revenues:
  License fees                                           $ 104,216   $  98,759    $ 298,189    $ 300,683
  Services                                                 111,887     111,498      336,369      334,261
                                                         ---------   ---------    ---------    ---------
              Total revenues                               216,103     210,257      634,558      634,944

Costs and expenses:
  Cost of license fees                                       9,204       8,921       29,992       27,953
  Cost of services                                          55,880      57,807      162,032      176,654
  Sales and marketing                                       79,135      87,684      241,305      299,529
  Product development and engineering                       34,823      36,865      107,387      107,258
  General and administrative                                16,630      15,016       51,417       46,029
  Cost of restructuring (reversals)                             --          --       (5,619)      51,694
                                                         ---------   ---------    ---------    ---------
              Total costs and expenses                     195,672     206,293      586,514      709,117
                                                         ---------   ---------    ---------    ---------
Operating income (loss)                                     20,431       3,964       48,044      (74,173)

Interest income                                              3,477       2,403        9,878        7,145
Interest expense and other, net                              1,251        (660)       1,473         (990)
                                                         ---------   ---------    ---------    ---------
Income (loss) before income taxes                           25,159       5,707       59,395      (68,018)

Provision for income taxes                                   9,103       3,500       23,164       10,520
                                                         ---------   ---------    ---------    ---------
               Net income (loss)                         $  16,056   $   2,207    $  36,231    $ (78,538)
                                                         =========   =========    =========    =========


Basic net income (loss) per share                        $    0.20   $    0.03    $    0.44    $   (0.97)
                                                         =========   =========    =========    =========
Shares used in computing basic net income (loss) per
  share                                                     81,611      81,137       81,861       80,744
                                                         =========   =========    =========    =========
Diluted net income (loss) per share                      $    0.19   $    0.03    $    0.43    $   (0.97)
                                                         =========   =========    =========    =========

Shares used in computing diluted net income (loss) per
  share                                                     84,088      81,936       83,717       80,744
                                                         =========   =========    =========    =========


See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

    (In thousands)                                         Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------
Cash and cash equivalents, beginning of year             $ 224,665    $ 188,876

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                         36,231      (78,538)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                      68,906       81,712
         Write off of assets in restructuring                 (545)      23,126
         Loss on disposal of assets                          3,178           --
         Changes in assets and liabilities:
             Accounts receivable                            33,963       27,522
             Other current assets                           (4,573)         156
             Accounts payable                               (2,269)      (7,854)
             Accrued compensation and related expenses        (887)       1,778
             Accrued income taxes                           11,223       (4,526)
             Other accrued liabilities                     (13,967)     (13,331)
             Deferred revenues                             (20,052)      (8,376)
             Other                                           1,137          313
                                                         ---------    ---------
Net cash provided by operating activities                  112,345       21,982

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of available-for-sale cash investments      (114,651)     (23,422)
    Maturities of available-for-sale cash investments       30,345       34,755
    Sales of available-for-sale cash investments             7,530       30,138
    Business combinations, net of cash acquired             (8,047)      (5,000)
    Purchases of property, equipment and improvements      (21,083)     (20,795)
    Sale of property, equipment and improvements            11,036        6,808
    Capitalized software development costs                 (14,178)      (8,162)
    Decrease in other assets                                   156       (2,855)
                                                         ---------    ---------
Net cash (used for)/provided by investing activities      (108,892)      11,467

CASH FLOWS FROM FINANCING ACTIVITIES:

    Decrease in other current liabilities                   (1,432)     (27,132)
    Proceeds from issuance of common stock                   4,704       13,041
    Proceeds from the issuance of treasury stock            20,607           --
    Purchases of treasury stock                            (31,533)        (431)
                                                         ---------    ---------
Net cash used for financing activities                      (7,654)     (14,522)

Effect of exchange rate changes on cash                     (3,120)      (3,078)
                                                         ---------    ---------
Net (decrease)/increase in cash and cash equivalents        (7,321)      15,849

Cash and cash equivalents, end of period                   217,344      204,725

Cash investments, end of period                            101,724       15,790
                                                         ---------    ---------
Total cash, cash equivalents, and cash investments,
    end of period                                        $ 319,068    $ 220,515
                                                         =========    =========
Supplemental disclosures:
    Interest paid                                        $      76    $     414
                                                         =========    =========
    Income taxes paid                                    $  11,441    $  10,140
                                                         =========    =========

See accompanying notes.

                                   SYBASE INC.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report to Stockholders for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

2. Business Combinations. In February 1999, the Company acquired Data Warehouse Network (DWN), an Ireland-based, privately held provider of packaged, industry-specific business intelligence applications. Under terms of the acquisition agreement, the Company paid $2.7 million in cash for certain assets and assumed certain liabilities of DWN. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed-upon performance criteria. The aggregate maximum additional amount payable over a three-year period is $5.3 million. The transaction was accounted for as a purchase. Substantially all of the amount paid was allocated to purchased software and intangible assets. The results of operations of DWN have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

In March 1999, the Company paid $5.3 million for Convertible Secured Promissory Notes due December 31, 2002 issued by Demica PLC (Demica), a provider of a wholesale banking application using the Company's technology. The notes bear interest at 8 percent per annum and are convertible into 29.9 percent of the share capital of Demica. The Company accounts for its investment in this entity under the equity method of accounting.

On February 2, 1998, Sybase acquired Intellidex Systems, L.L.C. (Intellidex), a provider of meta data management technology for deploying and managing data warehouse environments. Under terms of the acquisition agreement, Sybase paid $5.0 million in cash for certain assets and assumed certain liabilities of Intellidex. Of the amount paid, $3.7 million was allocated to purchased software and the balance of $1.3 million was allocated to other intangible assets. In addition, pursuant to the terms of the agreement, Sybase is obligated to make contingent payments based on certain agreed upon performance criteria. The aggregate maximum additional amount payable over a three-year period is $9.2 million. The transaction was accounted for as a purchase. The results of operations of Intellidex have not been material in relation to those of the

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

3. Costs of Restructuring (Reversals). In February 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs, restoring profitability to operations and focusing the Company's products around its core businesses. This restructuring activity consisted primarily of terminating employees, terminating certain product lines, vacating certain facilities and canceling real estate leases as a result of the employee terminations. In the nine months ended September 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 restructuring activity. The significant components included: (i) approximately $1.8 million for termination payments due to employees who were terminated as part of the 1998 restructuring activity but who left the Company prior to their exit date, and therefore, did not qualify for such payments; and (ii) approximately $3.1 million related to lease cancellations and commitments where the Company was able to sublet certain closed facilities earlier than anticipated.

The following table summarizes the activity related to the restructuring liability for the nine months ended September 30, 1999 (in thousands):

                                                         Accrued                                    Accrued
                                                       Liabilities                                Liabilities
                                                           at       Amounts Paid or    Amounts        at
                                                        12/31/98      Written Off     Reversed      9/30/99
                                                       -----------  ---------------  -----------  -----------
Termination payments to employees and
  other related costs                                    $12,483        $ 9,797        $ 1,810      $   876

Lease cancellations and commitments                        9,538          2,652          3,105        3,781
Costs related to closing of subsidiaries, including
  write-off of goodwill                                    2,730          2,730             --           --
Other                                                      2,567            710            704        1,153
                                                         -------        -------        -------      -------
                                                         $27,318        $15,889        $ 5,619      $ 5,810
                                                         =======        =======        =======      =======

The Company expects that significantly all of the remaining $5.8 million accrued liability balance at September 30, 1999 will be extinguished over the next three months.

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

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(In thousands, except per share data)            Three     Three        Nine       Nine
                                                Months     Months      Months     Months
                                                 Ended     Ended       Ended      Ended
                                                9/30/99   9/30/98     9/30/99    9/30/98
                                               --------   --------   --------   ---------
Net income (loss)                              $ 16,056   $  2,207   $ 36,231   $(78,538)

Shares used in computing basic net
   income (loss) per share                       81,611     81,137     81,861     80,744

   Effect of dilutive securities -
     stock options                                2,477        799      1,856         --(a)
                                               --------   --------   --------   --------
Shares used in computing diluted
  net income (loss) per share                    84,088     81,936     83,717     80,744

Basic net income (loss) per share              $   0.20   $   0.03   $   0.44   $  (0.97)
                                               ========   ========   ========   ========

Diluted net income (loss) per share            $   0.19   $   0.03   $   0.43   $  (0.97)
                                               ========   ========   ========   ========

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

5. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

(In thousands)                                  Three       Three       Nine       Nine
                                                Months      Months     Months     Months
                                                Ended       Ended      Ended       Ended
                                               9/30/99     9/30/98    9/30/99     9/30/98
                                               --------   --------    --------   --------
Net income (loss)                              $ 16,056   $  2,207    $ 36,231   $(78,538)

Foreign currency translations gains/(losses)
  (b)                                               956      2,395      (4,380)      1,177
                                               --------   --------    --------   --------
Comprehensive income (loss)                    $ 17,012   $  4,602    $ 31,852   $(77,361)
                                               ========   ========    ========   ========

(b) Foreign currency translation gains are net of tax

6. New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. The Company has not determined the effect, if any, that adoption will have on its consolidated financial position or results of operations.

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "Software Revenue Recognition". The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's consolidated financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect the Company's future revenues and results of operations.

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

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems. The Mobile and Embedded Computing Division (MEC) provides solutions which enable customers to synchronize data seamlessly across their mobile business systems, including laptops, handheld computing devices, pagers and intelligent appliances. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers database management systems, warehouse design tools and central meta data management facilities.

The Company reports its ESD, MEC, IAD and BID divisions as reportable segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement
131). The Company has not presented the reportable segments discussed above for the three and nine months ended September 30, 1998, since these segments were not established until 1999, and it would be impractical to restate prior periods on this basis. The Company had two reportable segments in 1998: license fees and professional services. The Company's consolidated statements of operations disclose the available data for the two reportable segments identified above for the three and nine months ended September 30, 1999 and 1998.

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

A summary of the segment financial information reported to the CODM for the three months ended September 30, 1999 is presented below:

(In thousands)                                                                                     Consolidated
                                             ESD        IAD        MEC        BID     Elimination      Total
                                          --------   --------   --------   --------   -----------  ------------
Revenues:
    License fees                          $ 75,463   $ 16,811   $  8,194   $  3,748   $      --       $104,216
    Services                               111,744         --         67         76          --        111,887
                                          --------   --------   --------   --------    --------       --------
Direct revenues from external customers    187,207     16,811      8,261      3,824          --        216,103
Intersegment revenues                          213      7,286     11,201      3,362     (22,062)            --
                                          --------   --------   --------   --------    --------       --------
Total revenues                             187,420     24,097     19,462      7,186     (22,062)       216,103
Total allocated costs and expenses         170,394     20,368     13,711      8,164     (22,062)       190,575
                                          --------   --------   --------   --------    --------       --------
Operating income (loss) before
unallocated expenses                        17,026      3,729      5,751       (978)         --         25,528
Unallocated expenses                                                                                     5,097
                                                                                                      --------
Operating income                                                                                        20,431
Interest income, interest  expense and
  other, net                                                                                             4,728
                                                                                                      --------
Income before income taxes                                                                              25,159

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 1999 is presented below:

(In thousands)                                                                                     Consolidated
                                             ESD        IAD        MEC        BID     Elimination     Total
                                          --------   --------   --------   --------   -----------  ------------
Revenues:
    License fees                          $214,602   $ 49,274   $ 26,603   $  7,710    $     --      $298,189
    Services                               335,841         --         67        461          --       336,369
                                          --------   --------   --------   --------    --------      --------
Direct revenues from external customers    550,443     49,274     26,670      8,171          --       634,558
Intersegment revenues                          990     22,976     26,730      8,712     (59,408)           --
                                          --------   --------   --------   --------    --------      --------
Total revenues                             551,433     72,250     53,400     16,883     (59,408)      634,558
Total allocated costs and expenses         498,321     61,551     39,599     24,124     (59,408)      564,187
                                          --------   --------   --------   --------    --------      --------
Operating income (loss) before
unallocated expenses                        53,112     10,699     13,801     (7,241)         --        70,371
Unallocated expenses                                                                                   22,327
                                                                                                     --------
Operating income                                                                                       48,044
Interest income, interest  expense and                                                                 11,351
other, net
                                                                                                     --------
Income before income taxes                                                                             59,395

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8. During the third quarter of 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sales-leaseback agreement. Under the terms of this agreement, the Company entered into a seven-year operating lease. The sales price of $5.3 million resulted in a book gain of $2.8 million, which will be amortized over the seven-year lease period.

Future minimum lease payments under this noncancellable operating lease as of September 30, 1999 are as follows:

                    1999                               $  177,800
                    2000                                  535,200
                    2001                                  535,200
                    2002                                  544,900
                    2003                                  564,200
                    Thereafter                          1,504,500
                                                       ----------
                    Total minimum lease payments       $3,861,800

9. On July 20, 1999, the Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common stock. The plan continued a $25 million repurchase program authorized by the Board of Directors in 1998 to allow the Company to use available cash balances to buy back its common stock in open market transactions from time to time, subject to price and market conditions. As of September 30, 1999, the Company held a balance of 795,869 shares that had been repurchased under the program.

10. Litigation. Following the Company's announcement on April 3, 1995 of its preliminary results for the first fiscal quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. On April 21, 1999, the Company and all the individual defendants reached an agreement in principle with plaintiffs to settle the case for $14,800,000, of which $1,500,000 is to be paid by the Company and the remainder of which is to be paid by the Company's insurers. The Company has paid its share of the settlement to plaintiff's escrow fund, and intends to carry out the terms of the settlement agreement. On April 29, 1999, during the time in which the settlement agreement was being formally documented, the District Court granted summary judgment in favor of the Company and all the individual defendants. Plaintiffs have appealed the judgment to the United States Court of Appeals, Ninth Circuit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)

                                    Three       Three                    Nine      Nine
                                    Months      Months                  Months     Months
                                    Ended       Ended       Percent     Ended      Ended         Percent
                                   9/30/99     9/30/98      Change     9/30/99     9/30/98       Change
                                   --------    -------      -------    -------     -------       -------
License fees                        $104.2      $ 98.8           6%     $298.2      $300.7           (1%)
   Percentage of total revenues         48%         47%                     47%         47%

Services                            $111.9      $111.5           0%     $336.4      $334.3            1%
   Percentage of total revenues         52%         53%                     53%         53%

Total revenues                      $216.1      $210.3           3%     $634.6      $635.0            0%

Total revenues for the three months ended September 30, 1999 increased 3 percent to $216.1 million as compared to $210.3 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, total revenues remained relatively consistent at $634.6 million as compared to $635.0 million for the nine months ended September 30, 1998.

License fees revenues increased 6 percent to $104.2 million in the three months ended September 30, 1999, as compared to $98.8 million for the three months ended September 30,1998. For the nine months ended September 30,1999, license fees revenues decreased 1 percent to $298.2 million as compared to $300.7 million for the nine months ended September 30,1998. The increase in license fees during the quarter is primarily due to increased sales of the Sybase data warehouse products. The Company believes the slight decrease in license fees revenues for the nine months ended September 30, 1999 is primarily due to companies continuing to reallocate available technology resources toward "Year 2000" compliance solutions. The products that contributed to the decline in license fees revenues were primarily enterprise server database products. Whether the decline in license fees revenues continues will depend, in part, on the Company's ability to enhance existing products and to introduce, on a timely basis, new products that meet customer requirements. See "Future Operating Results."

Services revenues remained relatively consistent at $111.9 million for the three months ended September 30, 1999 as compared to $111.5 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999, services revenues increased 1 percent to $336.4 million as compared to $334.3 million in the nine months ended September 30, 1998. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products, and product support and maintenance fees. Services revenues as a percentage of total revenues decreased to 52 percent for the three months ended September 30, 1999 as compared to 53 percent for the three months ended September 30, 1998 and remained consistent at 53 percent for nine months ended September 30, 1999 and September 30, 1998, respectively.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)

                                       Three       Three                    Nine        Nine
                                      Months       Months                  Months      Months
                                       Ended       Ended       Percent      Ended       Ended      Percent
                                      9/30/99      9/30/98     Change      9/30/99     9/30/98     Change
                                      -------      -------     -------     -------     -------     -------
North American                         $136.7      $125.7           9%      $389.5      $372.6          5%
   Percentage of total revenues            63%         60%                      61%         59%

International
   European                            $ 52.0      $ 55.5          (6%)     $165.9      $182.5         (9%)
      Percentage of total revenues         24%         26%                      26%         29%

   Intercontinental                    $ 27.4      $ 29.1          (6%)     $ 79.2      $ 79.8         (1%)
      Percentage of total revenues         13%         14%                      13%         12%

Total International                    $ 79.4      $ 84.6          (6%)     $245.1      $262.3         (7%)
      Percentage of total revenues         37%         40%                      39%         41%

Total revenues                         $216.1      $210.3           3%      $634.6      $634.9          0%

North American revenues (United States, Canada and Mexico) increased 9% to $136.7 million for the three months ended September 30, 1999, as compared to $125.7 million for the three months ended September 30, 1998. North American revenues increased 5 percent to $389.5 million for the nine months ended September 30, 1999, as compared to $372.6 million for the nine months ended September 30, 1998. The increase during the nine-month period was due to higher license fees revenue in North America. International revenues decreased 6 percent for the three months ended September 30, 1999, to $79.4 million from $84.6 million. For the nine months ended September 30, 1999, international revenues decreased 7 percent to $245.1 million from $262.3 million. European revenues decreased 6 percent and 9 percent for the three and nine months ended September 30, 1999 compared to the same periods of 1998. The decrease in European revenues was due primarily to lower license fees revenues. Intercontinental revenues (Japan, Asia Pacific and South America) decreased 6 percent for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily related to lower license fees revenues. Intercontinental revenues decreased by 1 percent in the nine months ended September 30, 1999 as compared to the same period of 1998. This slight decrease in revenue was attributable to lower license fees revenues.

International revenues were 37 percent and 39 percent of total revenues for the three and nine months ended September 30, 1999, compared to 40 percent and 41 percent for the three and nine months ended September 30, 1998.

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

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                           Three       Three                     Nine         Nine
                                           Months      Months                   Months      Months
                                           Ended       Ended       Percent      Ended        Ended       Percent
                                          9/30/99     9/30/98      Change      9/30/99      9/30/98      Change
                                          -------     -------      -------     -------      -------      -------
Cost of license fees                       $  9.2      $  8.9           3%      $ 30.0       $ 28.0           7%
   Percentage of license fees revenues          9%          9%                      10%           9%

Cost of services                           $ 55.9      $ 57.8          (3%)     $162.0       $176.7          (8%)
   Percentage of services revenues             50%         52%                      48%          53%

Sales and marketing                        $ 79.1      $ 87.7         (10%)     $241.3       $299.5         (19%)
    Percentage of total revenues               37%         42%                      38%          47%

Product development and
engineering                                $ 34.8      $ 36.9          (5%)     $107.4       $107.2           0%
    Percentage of total revenues               16%         18%                      17%          17%

General and administrative                 $ 16.6      $ 15.0          11%      $ 51.4       $ 46.0          12%
    Percentage of total revenues                8%          7%                       8%           7%

Cost of restructuring (reversals)              --          --          --       $ (5.6)      $ 51.7           *
    Percentage of total revenues               --          --          --           (1%)          8%         --

---------------
* Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs, and third-party royalty costs. These costs were $9.2 million and $30.0 million for the three and nine months ended September 30, 1999, respectively, as compared to $8.9 million and $28.0 million for the same periods in 1998. Such costs were 9 percent and 10 percent of license fees revenue for the three and nine months ended September 30, 1999, respectively, as compared to 9 percent for the same periods in 1998. The increase in the cost of license fees in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily due to an increase in royalties payable to third parties. Amortization of purchased software and capitalized software costs included in cost of license fees was $5.1 million and $14.7 million for the three and nine months ended September 30, 1999, respectively, as compared to $4.8 million and $14.7 million for the three and nine months ended September 30, 1998.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $55.9 million and $162.0 million in the three and nine months ended September 30, 1999, respectively, as compared to $57.8 million and $176.7 million for the comparable periods of 1998. These changes represent decreases of 3 percent and 8 percent for the three and nine months ended September 30, 1999 as compared to the same periods of 1998. These costs decreased as a percentage of services revenues to 50 percent and 48 percent for the three and nine months ended September 30, 1999, respectively, from 52 percent and 53 percent for the same periods in 1998. The decrease in cost of services in absolute dollars and as a percentage of services revenues for both comparable periods is primarily due to a decrease in salaries, facility costs including rent, and depreciation as a result of the Company's restructuring plan initiated in 1998.

Sales and Marketing. Sales and marketing expenses were $79.1 million and $241.3 million for the three and nine months ended September 30, 1999, respectively, compared to $87.7 million and $299.5 million for the same periods in 1998. These changes represent decreases of 10 percent and 19 percent for the three and nine months ended September 30, 1999 compared to the same periods of 1998. These costs decreased as a percentage of total revenues to 37 percent and 38 percent in the three and nine months ended September 30, 1999, respectively, as compared to 42 percent and 47 percent for the same periods of 1998. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues for both comparable periods is primarily due to a decrease in salary cost, facility costs including rent, and depreciation as a result of the Company's restructuring plan initiated in 1998. The decrease in sales and marketing expense was partially offset by an increase in allocated common costs pertaining to legal fees and litigation costs in connection with defending its lawsuits. The Company allocates certain common costs including legal, litigation, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $34.8 million and $107.4 million in the three and nine months ended September 30, 1999, respectively, as compared to $36.9 million and $107.2 million in the same periods of 1998. These costs as a percentage of total revenues were 16 percent and 17 percent in the three and nine months ended September 30, 1999, as compared to 18 percent and 17 percent in the three and nine months ended September 30, 1998, respectively. The decrease in product development and engineering expenses for the three months ended September 30, 1999 was primarily due to an increase in the capitalization of software development costs which were partially offset by an increase in allocated common costs.

The Company capitalized approximately $5.6 million and $14.2 million of software development costs in the three and nine months ended September 30, 1999 as compared to $0.8 million and $8.2 million in the three and nine months ended September 30, 1998. In the nine months ended September 30, 1999, capitalized software costs included costs incurred for the development of Adaptive Server(R) Enterprise 12.0, Enterprise Application Studio(TM) 3.0, Jaguar CTS(TM) 3.0 and 3.5, Replication Server(R) 12.0 and PowerDesigner(R) 7.0. The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $16.6 million and $51.4 million in the three and nine months ended September 30, 1999, respectively, as compared to $15.0 million and $46.0 million in the same periods of 1998. General and administrative expenses represented 8 percent of total revenues in the three and nine months ended September 30, 1999, as compared to 7 percent of total revenues in the three and nine months ended September 30, 1998. The increase in general and administrative expenses for both comparable periods is primarily due to an increase in allocated common costs.

Cost of Restructuring (Reversals). The Company incurred restructuring charges in the amount of $51.7 million and $22.5 million in the first and fourth quarters of 1998, respectively. As a result of a substantial loss incurred during 1997, the Company formulated a restructuring plan, which was instituted in February 1998 ("the 1998 Plan"). The 1998 Plan was intended to significantly reduce annual operating expenses by realigning the Company's resources around its core product initiatives. Under the 1998 Plan, the Company estimated restructuring charges of $70 million to be incurred during 1998. The 1998 Plan included the termination of approximately 1,100 employees, the discontinuation of certain product offerings including Sybase MPP(TM), certain APT products, dbQueue(TM), Web.SQL(TM), Lego Rom and Powerbuilder(R) for Mac, the consolidation or closure of more than 30 facilities worldwide, and the closure of subsidiaries in Thailand, Peru, Chile, Venezuela and Mexico. The Company believes the restructuring actions have reduced its overall cost structure.

In the nine months ended September 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 Plan. The significant components included (i) approximately $1.8 million for termination payments due to employees who were terminated as part of the 1998 Plan, but who left the Company prior to their exit date, and therefore, did not qualify for such benefits; and (ii) approximately $3.1 million related to lease cancellations and commitments where the Company was able to sublet certain closed facilities earlier than anticipated.

The following table summarizes the activity related to the restructuring liability for the nine months ended September 30, 1999:

(IN THOUSANDS)

                                                   Accrued        Amounts                       Accrued
                                                Liabilities at    Paid or       Amounts      Liabilities at
                                                   12/31/98     Written Off     Reversed        9/30/99
                                                   --------     -----------     --------        -------
Termination payments to employees and other
related costs                                      $12,483        $ 9,797        $ 1,810        $   876

Lease cancellations and commitments                  9,538          2,652          3,105          3,781

Costs related to closing of subsidiaries,
including write-off of goodwill                      2,730          2,730             --             --

Other                                                2,567            710            704          1,153
                                                   -------        -------        -------        -------

                                                   $27,318        $15,889        $ 5,619        $ 5,810
                                                   =======        =======        =======        =======

The Company expects that significantly all of the remaining $5.8 million accrued liability balance at September 30, 1999 will be extinguished over the next three months.

OPERATING INCOME (LOSS)
(DOLLARS IN MILLIONS)

                                        Three      Three                 Nine       Nine
                                       Months      Months               Months     Months
                                        Ended      Ended      Percent    Ended      Ended       Percent
                                       9/30/99    9/30/98     Change    9/30/99    9/30/98      Change
                                       -------    -------     -------   -------    -------      -------
Operating income (loss)                 $ 20.4     $  4.0        415%    $ 48.0     $(74.2)          *
   Percentage of total revenues             10%         2%                    8%       (12%)

Operating income (loss) exclusive of
cost of restructuring (reversals)       $ 20.4     $  4.0        415%    $ 42.4     $(22.6)          *

   Percentage of total revenues             10%         2%                    7%        (4%)

---------------
* Not meaningful

Operating income was $20.4 million and $42.4 million for the three and nine months ended September 30, 1999, respectively (exclusive of cost of restructuring reversals of $5.6 million), compared to operating income of $4.0 million and an operating loss of $22.6 million (exclusive of $51.7 million cost of restructuring charges) in the three and nine months ended September 30, 1998, respectively. The increase in operating income in the three months ended September 30, 1999 compared to the three months ended September 30, 1998 is related to a reduction in expenses associated with the 1998 Plan and increased license revenues. The increase in operating income in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 is primarily related to a reduction in expenses associated with the 1998 Plan.

OTHER INCOME AND EXPENSE, NET
(DOLLARS IN MILLIONS)

                                   Three      Three                  Nine       Nine
                                  Months     Months                 Months     Months
                                   Ended      Ended       Percent    Ended      Ended       Percent
                                  9/30/99    9/30/98      Change    9/30/99    9/30/98      Change
                                  -------    -------      -------   -------    -------      -------
Interest income                    $  3.5     $  2.4          45%    $  9.9     $  7.1          38%
   Percentage of total revenues         2%         1%                     2%         1%

Interest expense and other, net    $  1.3     $ (0.7)          *     $  1.5     $ (1.0)          *
   Percentage of total revenues         1%         *                      0%         *

---------------

* Not meaningful

Other income and expense, net consists primarily of interest earned on cash investments, gains from the disposition of certain real estate, bank fees and net gains and losses resulting from the Company's foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures. Interest income in absolute dollars for the three and nine months ended September 30, 1999 increased $1.1 million and $2.7 million, respectively, as compared to the three and nine months ended September 30, 1998. This increase is due primarily to larger average invested cash balances in 1999. The increase in interest expense and other, net, in absolute dollars for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, is due primarily to the gain on the sale of certain real estate.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                               Three     Three                Nine      Nine
                               Months    Months               Months   Months
                               Ended     Ended    Percent     Ended     Ended    Percent
                              9/30/99   9/30/98   Change     9/30/99   9/30/98   Change
                              -------   -------   -------    -------   -------   -------
Provision for income taxes    $  9.1    $  3.5       160%    $ 23.2    $ 10.5       120%

The Company recorded income tax provisions of $9.1 million and $23.2 million in the three and nine months ended September 30, 1999, respectively, as compared $3.5 million and $10.5 million in the three and nine months ended September 30, 1998. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

The Company had net deferred tax assets of $41.1 million at September 30, 1999. The deferred tax assets were net of a valuation allowance of $38.1 million. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on the Company's effective tax rate and results of operations in future periods.

NET INCOME (LOSS) PER SHARE
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                         Three      Three                 Nine       Nine
                                         Months     Months               Months     Months
                                         Ended      Ended     Percent     Ended      Ended      Percent
                                        9/30/99    9/30/98    Change     9/30/99    9/30/98     Change
                                        -------    -------    -------    -------    -------     -------
Net income (loss)                       $ 16.1     $  2.2        628%    $ 36.2     $(78.5)          *
   Percentage of total revenues              7%         1%                    6%       (12%)

Basic net income (loss) per share       $ 0.20     $ 0.03        567%    $ 0.44     $(0.97)          *

Diluted net income (loss) per share     $ 0.19     $ 0.03        533%    $ 0.43     $(0.97)          *

Shares used in computing basic net
income (loss) per share                   81.6       81.1          1%      81.9       80.7           1%

Shares used in computing diluted net
income (loss) per share                   84.1       81.9          3%      83.7       80.7           4%

---------------

Note - For the nine months ended September 30, 1998, the effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

* Not meaningful

The Company reported net income of $16.1 million and $36.2 million in the three and nine months ended September 30, 1999, respectively, as compared to net income of $2.2 million and a net loss of $78.5 million in the three and nine months ended September 30,1998, respectively. The net income in the three and nine months ended September 30, 1999 includes a pre-tax benefit from cost of restructuring reversals of $5.6 million. The net loss in the nine months ended September 30, 1998 includes pre-tax cost of restructuring charges of $51.7 million. The increase in net income in the three months ended September 30, 1999 compared to the three months ended September 30, 1998 is related to a reduction in expenses associated with the 1998 Plan and increased license revenues. The increase in net income in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 is primarily related to a reduction in expenses associated with the 1998 Plan. See "Cost of Restructuring (Reversals)."

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                         Nine      Nine
                                                        Months     Months
                                                         Ended      Ended    Percent
                                                        9/30/99    9/30/98   Change
                                                        -------    -------   -------
Working capital                                         $112.3     $ 70.0        60%

Cash, cash equivalents and cash investments             $319.1     $220.5        45%

Net cash  provided by operating activities              $112.3     $ 22.0       411%

Net cash (used for)/provided by investing activities    $(108.9)   $ 11.5         *

Net cash used for financing activities                  $  7.7     $ 14.5       (47%)

---------------

* Not meaningful

Net cash from operating activities was $112.3 million for the nine months ended September 30, 1999 compared to $22.0 million for the nine months ended September 30, 1998. This increase was largely attributable to the $114.8 million increase in net income (loss) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Depreciation and amortization charges, which are included in the net income (loss), but do not require the use of cash, amounted to $68.9 million for the nine months ended September 30, 1999 compared to $81.7 million in the nine months ended September 30, 1998. This decrease in depreciation and amortization was primarily due to the write-off of assets in connection with the 1998 Plan. Additionally, net cash provided by operating activities reflects an increase in accounts receivable of $34.0 million in the nine months ended September 30, 1999 as compared to $27.5 million in the nine months ended September 30, 1998.

Net cash used for investing activities was $108.9 million for the nine months ended September 30, 1999 compared to net cash provided by investing activities of $11.5 million in the nine months ended September 30, 1998. Investing activities included capital expenditures of $21.1 million for the nine months ended September 30, 1999 compared to $20.8 million in the same period for 1998. Investing activities included $8.0 million of cash used for business combinations for the nine months ended September 30, 1999 compared to $5.0 million in the nine months ended September 30, 1998, as well as capitalized software development costs amounting to $14.2 million in the nine months ended September 30, 1999 compared $8.1 million in the comparable period. Net cash used for cash investments was $76.8 million for the nine months ended September 30, 1999 compared to net cash provided by the sale of cash investments of $41.5 million for the same period of 1998. Also, for the nine months ended September 30, 1999, investing activities included $11.0 million of cash provided by the sale of real estate.

Net cash used for financing activities for the nine months ended September 30, 1999 was $7.7 million compared to net cash used for financing activities of $14.5 million in the same period for 1998. Cash of $31.5 million was used by the Company during the nine months ended September 30, 1999 to repurchase its common stock. During this same period, cash of $4.7 million was generated from the issuance of common stock and cash of $20.6 million was generated from the issuance of treasury stock associated with the Company's stock option and employee stock purchase plans.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of September 30, 1999, the Company had identifiable assets totaling $145.9 million associated with its European operations and $64.1 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposure from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see "Qualitative and Quantitative Disclosure of Market Risk"). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated other comprehensive loss in stockholders' equity.

Cash, cash equivalents and cash investments totaled $319.1 million at September 30, 1999, compared to $220.5 million at September 30, 1998.

During the nine months ended September 30, 1999, the Company repurchased 3.1 million shares of its common stock for $31.5 million pursuant to the Board of Directors' authorization earlier in 1999 to repurchase up to $100.0 million of the Company's outstanding common stock.

The Company believes that it has the financial resources needed for the foreseeable future to meet its presently anticipated business requirements, including capital expenditures and strategic programs.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The price of the Company's common stock will fluctuate in the future, and an investment in the Company's common stock is subject to a variety of significant risks, including but not limited to the specific risks identified below. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the year ending December 31, 1999 or any other future period. Expectations, forecasts, and projections by the Company or others are by nature forward-looking statements, and future results cannot be guaranteed. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Inevitably, some investors in the Company's securities will experience gains while others will experience losses, depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

The timing and amount of the Company's revenues from license fees are subject to a number of factors that make estimation of revenues and operating results prior to the end of a quarter extremely uncertain. Sybase has generally experienced a seasonal pattern of license fees revenues decline between the fourth quarter and the succeeding first quarter contributing to lower total revenues and operating earnings in the first quarter compared to the prior fourth quarter. The Company has operated historically with little or no backlog and, as a result, license fees revenues in any quarter are dependent on orders booked and shipped in that quarter. In addition, the timing of closing of large license agreements increases the risk of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company has experienced a pattern of recording 50 percent to 70 percent of its quarterly license fees revenues in the third month of each quarter, with a concentration of such revenues in the last two weeks of such third month. The Company's operating expenses are based on projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. Because the Company's operating expenses are relatively fixed in the short term, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected and could result in an operating loss, as occurred in the first quarter of 1998. Failure to achieve revenues, earnings, and other operating and financial results as forecast or anticipated by brokerage firms and industry analysts has previously resulted in, and in the future could result in, an immediate and substantial adverse effect on the market price of the Company's stock. The Company may not achieve, in the future, the relatively high rates of growth experienced by the Company in and prior to 1994 or the rates of growth projected for the software markets in which Sybase competes.

The Company recently realigned its sales force, product teams and professional services capabilities into four new divisions, each one focused on a key market:
Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. This reorganization took effect in January 1999. Although such changes are intended to enhance overall revenues and profitability, they could, in the short-term, materially and adversely affect the Company's sales process, revenues and results of operations. There have been a number of changes in the Company's Board of Directors and executive management. During the third quarter of 1999, Leo T. Hindery, former president and CEO of AT&T Broadband & Internet Services, and former president of TCI, joined the Company's Board of Directors. Robert Epstein, a founder of the Company who had served as a director and as the Company's Executive Vice President since November 1984, resigned from the Company and from the Board during the third quarter. In the fall of 1998, the Company completed an executive management transition pursuant to which John Chen became the Company's Chief Executive Officer and Chairman of the Board. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer, and Pamela George was named Vice President of Corporate Marketing. The Company's divisional reorganization also resulted in the appointment of one general manager for each division, and a number of other executive reassignments at the end of 1998 and beginning of 1999. The Company will make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness. However, such changes may not produce the desired results and could materially adversely affect the Company's results of operations.

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

A significant portion of the Company's revenues in recent quarters has been derived from its international operations. In the nine months ended September 30, 1999 revenues from its international operations represented 39 percent of the Company's total revenues. In 1998 and 1999, the Company closed subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. In addition, there have been several management and organizational changes within the international operations. For example, during 1998 and 1999, the country managers in Australia, Switzerland and Japan and the European General Manager resigned or were replaced. International revenues, in absolute dollars and as a percentage of total revenues, may fluctuate in part due to the growth and, in some cases, the relative immaturity or closure of international organizations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, the introduction of the Euro currency unit, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as other risks associated with international activities. For example, the economic unrest and currency devaluations in Asia in late 1997 adversely affected collection of receivables, particularly dollar denominated receivables and the recognition of revenue since the fourth quarter of 1997.

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

The Company's future results of operations will depend in part on its ability to enhance existing products and to introduce new products that meet dynamic customer requirements on a timely and cost-effective basis. Customer requirements for products can rapidly change as a result of innovations or changes within the computer hardware and software industries. For example, the widespread use of the Internet is rapidly giving rise to new customer requirements as well as new methods and practices of selling, marketing, and distributing products and services. Sybase's future results will depend in part on its success in developing new products, making generally available products that have been previously announced, enhancing its existing products and adapting its existing products to changing customer requirements, and ultimately gaining market acceptance for such new or enhanced products. During the third quarter of 1999, the Company announced general availability of Adaptive Server(R) Enterprise 12.0, complete with extended capabilities for native Java support, tight XML integration for Internet content management, high availability, and support for Web transaction management. The Company also announced general availability of Enterprise Event Broker(TM), an addition to the EnterpriseConnect(TM) family of Sybase middleware products, which enables custom or standalone database applications to integrate with other applications in an enterprise without requiring changes to the existing application code. In the second quarter of 1999, the Company announced general availability of Sybase Financial Server(TM) 1.0, an e-commerce application platform for securities trading and electronic banking, as well as Enterprise Application Studio(TM) 3.0, a complete suite of integrated application development and deployment products including Enterprise Application Server(TM) 3.0, PowerJ(TM) 3.0 and PowerBuilder(R) 7.0. The Company also announced availability of four Industry Warehouse Studios(TM) for the healthcare, telecommunications, insurance and retail banking industries. Each product set includes packaged applications for company-specific customization and data warehouse management. Earlier in the year, the Company released the latest version of Adaptive Server(R) Anywhere, which includes the UltraLite(TM) deployment option, an application-optimized ultra-small database that resides locally on handheld devices and embedded systems, and Mobilink two-way enterprise server synchronization technology for the Windows CE operating system and 3Com Palm Computing platform. The creation of certain integrated product sets is intended to enhance the ability of the Company's partners and direct sales force to market and sell more complete solutions to customers in a single package. While such integration is intended to improve productivity, revenues and profitability, the elimination of the availability of individual products subsumed within integrated product sets could have an adverse effect on license fees and service revenues, particularly if such product sets are not well received in the marketplace.

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

The Company's ability to achieve its future revenues and earnings will depend in part on the ability of its officers and key personnel to manage growth, costs, and expenses successfully through the implementation of appropriate management systems and controls. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business and results of operations. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, sales, and marketing personnel. The competition for such personnel is intense in the software industry and, Sybase believes, has increased substantially in recent years. There have been a number of recent changes in the Company's Board of Directors, and in its executive management team, including the appointment of Leo Hindery to the Board during the third quarter of 1999, the resignation of Robert Epstein from the Board during the same period, and the appointment in 1998 of John Chen as the Company's Chief Executive Officer and Chairman of the Board. Such changes also included the appointment in early 1999 of Pieter Van der Vorst as Chief Financial Officer, and Pamela George as Vice President of Corporate Marketing. Moreover, in connection with the Company's reorganization into four operating divisions and the appointment of one general manager for each division, a number of executives changed responsibilities at the end of 1998 and in early 1999. Further changes in management, the reduction in the overall number of Sybase employees made during 1998, and the Company's financial and stock price performance relative to companies with which Sybase competes for employees, could affect the amount of employee turnover. The Company has experienced in recent quarters a high rate of employee turnover. The failure to effectively recruit, train, and retain qualified personnel or high rates of employee turnover, particularly among consulting, engineering or sales staff, could adversely affect the Company's product development efforts, sales of products and services and other aspects of the Company's operations and results.

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

During 1998, the Company incurred restructuring charges of $74.2 million. The Company does not currently anticipate that it will incur additional restructuring charges in 1999 and recorded cost of restructuring reversals of $5.6 million in the second quarter of 1999. However, as this is a forward-looking statement, future actual results may differ based on the actual results of operations experienced in 1999 and the various factors described above that affect future results.

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

As of March 1999, the Company completed its assessment of all of its critical worldwide infrastructure systems (e.g., computer and telephone systems) and business systems (e.g., revenue, sales and marketing and finance functions) and also completed much of the remedial work necessary to make these systems Year 2000 compliant. The Company has substantially completed installation of all upgrade and replacement solutions necessary to make its mission-critical applications, infrastructure systems and business systems Year 2000 compliant. The Company defines "mission-critical" as those applications and systems which, if rendered non-functional, would likely result in a disruption of the Company's normal business lasting three hours or more. The Company believes that the risk of Year 2000 problems in the Company's internal applications has been low because the Company's systems are generally run using its own technology and its partners' products. The Company has received written certification from all partners and outside vendors providing mission-critical services and systems that such services and systems are Year 2000 compliant. Notwithstanding the foregoing, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they will not have an adverse effect on the Company's systems. As such, the Company has developed detailed contingency plans for all of its mission-critical systems. The Company does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and other uncertainties.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption "Future Operating Results."

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial position and results of operations. Historically, the Company's primary exposures have related to nondollar-denominated sales and expenses in Europe, Asia Pacific, including Japan and Australia, and Latin America. In order to reduce the effect of foreign currency fluctuations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany accounts receivable owed to the Company as a result of local sales of software licenses by the Company's international subsidiaries. The majority of these exposures are denominated in European and Asia Pacific currencies, primarily the Euro and Hong Kong dollar. These forward exchange contracts are recorded at fair value and are short-term in nature (usually 30 days or less). At September 30, 1999, the Company had forward exchange contracts to exchange various foreign currencies for U.S. dollars, Euro and Hong Kong dollars in the amounts of $5.0 million, $8.2 million and $0.9 million, respectively, and to exchange U.S. dollars and Euro dollars into various foreign currencies in the amounts of $33.8 million and $11.1 million, respectively. Neither the cost nor the fair value of these foreign currency forward exchange contracts was material at September 30, 1999. One major U.S. multinational bank is a counter party to substantially all of these contracts.

The Company maintains an investment portfolio holding of various issuers, types and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of tax, if material. Unrealized gains and losses at September 30, 1999 were not material. The Company's cash, cash equivalent and short term cash investment balances of $275.2 million at September 30, 1999 consisted primarily of short-term money market instruments with approximately 60 percent having maturity dates of less than 180 days, and 40 percent having maturities of 180 days to one year. The Company's long term investments of $43.8 million at September 30, 1999 primarily consists of commercial paper, bonds and mid-term notes that have maturity dates of more than one year but less than two years. The Company does not believe its exposure to interest rate risk is material given the short-term nature of its investment portfolio.

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


November 12, 1999                  SYBASE, INC.


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

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



Exhibit Number             Description
--------------             -----------

27                         Financial Data Schedule