Form 10-K
period 1999-12-31
SYBASE INC
filed 2000-03-30
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 2000 as reported on the NASDAQ National Market System, was approximately $2,110,475,333. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2000, Registrant had 89,851,184 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        FORM 10-K PARTS      DOCUMENT INCORPORATED BY REFERENCE
        ---------------      ----------------------------------
        III                  Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2000
                             (to be filed within 120 days of Registrant's fiscal year ended December 31, 1999)



                           FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (Sybase, or the Company) to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in customer or market demand for the Company's products and services; public perception of the Company, its technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of the Company's products with other software products, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

Expectations, forecasts, and projections that may be contained in this report are by nature forward-looking statements, and future results cannot be guaranteed. The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions in this document, as they relate to Sybase and its management, may identify forward-looking statements. Such statements reflect the current views of Sybase with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1.   BUSINESS

The Company is a leading global provider of software solutions that help businesses manage and deliver information wherever it is needed across distributed mixed computing environments, including the Internet.

Sybase was founded and incorporated in California on November 15, 1984, and re-incorporated in Delaware on July 1, 1991. The Company's business is organized into four principal operating divisions:

        - ENTERPRISE SOLUTIONS (ESD) products and solutions provide vertical applications to give enterprises the ability to integrate, move and manage very large amounts of data and applications across diverse computing environments. ESD also provides technical support and professional services required by businesses to develop and maintain operational systems, including e-Business infrastructures.

        - MOBILE AND EMBEDDED COMPUTING (MEC) products and solutions extend enterprise systems to remote and wireless devices to enable e-Business anywhere, anytime.

        - BUSINESS INTELLIGENCE (BID) products and solutions let businesses consolidate and analyze large amounts of information from data warehouses and data marts to facilitate better decision-making and gain a competitive edge in sales and marketing, customer satisfaction, trend and risk analysis, and other critical areas.

        - INTERNET APPLICATIONS (IAD) products and solutions allow businesses to design, build and deploy distributed and Web-based applications, and to extend existing distributed client/server applications (generally unsuitable for direct access on the Internet) into the new Web environment.

A summary of financial results for the Company's four divisions is found in Note Nine to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

CUSTOMERS

Sybase's customers are primarily Fortune 1000 companies in North America or their equivalents in other geographic regions. The Company's primary markets include financial services, insurance, telecommunications, healthcare, defense and government agencies. No single customer accounted for more than 10% of total revenues during 1999, 1998 or 1997. The following were among Sybase's customers during 1999:

        - A multi-billion dollar banking institution using ADAPTIVE SERVER(R) ENTERPRISE to create a global real-time fully-automated trading system that can be used by investors and their intermediaries to trade warrants issued by the bank via the Internet, intranet or leased phone line. A "warrant" is a right to buy or sell shares at a particular time for an agreed price. The system automatically calculates the prices, and the deal is confirmed with a mouse-click.

        - An international video game developer deploying an ADAPTIVE SERVER(R) ANYWHERE application to gather real-time sales information from 75,000 game machines in 850 amusement centers. This critical feedback allows the company to develop and refine video game releases and maintain its competitive edge in a fast-moving market.

        - A major U.S. commercial airline using ADAPTIVE SERVER(R) IQ to develop and deploy its new passenger revenue tracking system. With Adaptive Server IQ, the airline's new system can economically store and rapidly access massive amounts of data. While the old system's capacity was 3 months worth of data, the new system using Adaptive Server IQ gives users ready access to a 150-gigabyte database storing 13 months worth of data. Also, queries that on average took more than 25 minutes now are returned in 1-1/2 minutes.

        - A large state health insurance company using ENTERPRISE APPLICATION SERVER(TM) to replace its existing intranet-based customer service system. EA Server was used to integrate new customer service data with existing logic located on an IBM mainframe. EA Server also helped the company retain the "look and feel" of the existing user interface, resulting in less training time and expense. With EA Server, the company has the added ability to extend its customer service application to the Web to give customers easy, self-service access to their account information.

PRODUCTS

Sybase products are available on hardware platforms manufactured by Compaq (Digital), Hewlett-Packard, IBM, Sun Microsystems and others. The Company also makes products that connect these platforms to other hardware platforms with large installed bases. Our products are also available for a wide range of operating systems including various UNIX environments, Windows, Windows NT, and Linux. A description of each division's principal products in 1999 is set forth below:

ENTERPRISE SOLUTIONS DIVISION (ESD)

ADAPTIVE SERVER(R) ENTERPRISE (ASE) is the Company's flagship database server designed to integrate, store, retrieve, update and manage large amounts of corporate data at high speed across heterogeneous computing environments. A "heterogeneous" computing environment exists when an enterprise has multiple computing systems with different features and functions. A typical heterogeneous environment might result, for example, from a merger of companies having different databases, different locations or different computer hardware systems. ASE significantly streamlines operations in a broad range of applications useful in e-Business, financial services, telecommunications, healthcare, and government and other large enterprises. Adaptive Server Enterprise 12.0 became available in December 1999, and includes these new product features:

        - The Java Virtual Machine (JVM) that allows developers to write procedures in Java object-oriented computer language, specifically adapted for execution over the Internet, and to mix Java with SQL language, the industry standard language for relational database products.

        - Added support for eXtensible Mark-up Language (XML). XML is a World Wide Web Consortium standard language for business information exchange on the Internet.

        - Robust failover architecture using a two-node cluster. This means that one data processing location or "node" watches over another node. If the first node fails, the standby node takes over processing, resulting in more continual processing "up time".

REPLICATION SERVER(R) and REPLICATION AGENT(TM) allow remote sites to share data from a primary data site, and to automatically receive updated data from the primary site. Replication Server uses "store-and-forward asynchronous replication" that monitors and copies changes made at the primary data site, then automatically forwards those changes to all replicated sites. As a result, Replication Server can provide near real-time data replication to multiple remote sites. Replication Server 12.0 became available in January 2000, and is designed to support Adaptive Server Enterprise 12.0 (discussed above).

OMNICONNECT(TM), ENTERPRISECONNECT(TM), DIRECTCONNECT(TM) and OPEN SERVER(TM) are among Sybase's core data access and integration products. These products allow users to use a single language to access varied types of data and applications (e.g., real-time data feeds, stored data) from multiple sources as if they were contained in a single database.

ENTERPRISE EVENT BROKER, Sybase's latest data messaging product, became available in August 1999. It is designed for enterprises needing real-time event and information delivery. For instance, if a customer places a rush order with an Internet company, Enterprise Event Broker allows the order processing application to "flag" the rush to the shipping application, which in turn can trigger the shipping process immediately.

MOBILE AND EMBEDDED COMPUTING (MEC)

ADAPTIVE SERVER(R) ANYWHERE is Sybase's market-leading "small footprint" database engine specifically designed for embedded and mobile computing environments. This product works with Adaptive Server Enterprise and Replication Server (see discussion above) to create an end-to-end, small-to-large data management platform within a single enterprise.

SQL ANYWHERE STUDIO(TM) WITH MOBILINK(TM) AND ULTRALITE(TM) is the industry-leading mobile database for use on workgroup servers, laptops and handheld devices, and supports applications used by single or multiple users. The UltraLite deployment option minimizes memory and system requirements for applications found in devices such as smart phones and intelligent appliances. SQL Anywhere Studio technology allows scalable bidirectional synchronization of e-Business information between enterprise systems and remote devices. This means that mobile users can send and receive critical data ensuring that up-to-date information is always available at their fingertips and at the head office.

INTERNET APPLICATION DIVISION (IAD)

ENTERPRISE APPLICATION SERVER(TM) (EA Server) is the Sybase cornerstone for Web and distributed applications. This product allows large enterprises to add Web-enabled capabilities to their existing applications, and also lets Web-enabled users input and receive data on the Internet. During 1999, for example, a national European movie theater chain with multiple theaters used
EA Server to automate the purchase of movie tickets on the Internet, resulting in increased sales and cost savings to the company. In another case, a military agency used EA Server to transform a paper-based user satisfaction survey to a Web-based model. This resulted in cost savings and a dramatic reduction in the time needed to collect feedback and improve the agency's programs.

SYBASE FINANCIAL SERVER(TM) incorporates EA Server and is designed specifically for the financial services industry, including banking, securities and insurance. The product is intended to reduce the expense of financial protocol standards, including those used for on-line banking and securities trading.

ENTERPRISE APPLICATION STUDIO(TM) combines a development edition of EA Server with Sybase's enhanced development tools, POWERBUILDER(R), POWERJ(TM) and INFOMAKER(R). These products offer software developers a complete toolset to build, deploy and manage Web-based applications, as well as extend existing client/server applications to the Internet. Enterprise Application Studio 3.5, PowerBuilder 7.0, PowerJ 3.0 and InfoMaker 7.0 all became available in 1999. IAD also offers a range of other tools, such as POWERDESIGNER(TM) version 7.0 which became available in 1999, with additional Web development capabilities.

BUSINESS INTELLIGENCE (BID)

ADAPTIVE SERVER(R) IQ is a data warehouse server that incorporates an innovative indexing technology to provide quick responses with a minimum of tuning. It also incorporates intelligent storage, compression and retrieval features that reduce storage requirements for data, and minimize associated hardware costs of data warehousing. Adaptive Server IQ 12.0 became available in 1999.

INDUSTRY WAREHOUSE STUDIOS(TM) combine technology acquired by Sybase as a result of its 1999 acquisition of Data Warehouse Network Limited, a provider of packaged industry-specific data warehouse applications, and its 1998 acquisition of Intellidex Systems, L.L.C., a provider of data management technology. These solutions provide a core set of integrated business intelligence applications that let businesses analyze their customers' behavior and its impact on the business. The IWS products offer a prepackaged solution that can be customized for industries such as retail banking, capital markets, insurance, healthcare and telecommunications.

WORLDWIDE SERVICES

TECHNICAL SUPPORT. Sybase's Customer Service and Support organizations offer technical support for the entire family of Sybase products. The Company currently maintains regional support centers in North America, Europe, and Asia Pacific that can provide 24 x 7 technical services (i.e., 24 hours a day, seven days a week) in all time zones around the world. Sybase end users and partners have access to technical information sources and newsgroups on Sybase's support web site, including a problem-solving library and certain download-able software fixes. End users generally can choose a technical support program that best suits their business needs. All of the following support programs are priced on a per-product basis and include updates and new version releases during the support period:

        - BASIC SUPPORT is generally geared toward smaller local enterprises, and includes business-day support for up to two customer support contacts.

        - EXTENDED SUPPORT is the minimum support level recommended for Sybase database products, and includes 24 x 7 coverage for up to four customer support contacts.

        - ENTERPRISE SUPPORT offers personalized high-availability support for companies with mission-critical projects. Services includes 24 X 7 coverage and other specialized options.

        - WORKPLACE SUPPORT programs apply to designated workplace-level products, and are geared toward developers. Under these programs, updates and new version releases are not included and must be purchased separately.

Each Sybase division also offers a variety of support services to its partners, including value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and independent software developers.

CONSULTING. The Sybase Professional Services (SPS) organization offers customers comprehensive consulting, training and integration services designed to optimize their business solutions using both Sybase and non-Sybase products. Service offerings include assistance with data and system migration, custom application design and development, implementation, performance improvement, knowledge transfer and system administration. SPS also provides extensive SQL and Sybase product training.

EDUCATION. Sybase provides a broad education curriculum allowing customers and partners to increase their proficiency in Sybase products. Basic and advanced courses are offered at Sybase education centers throughout North America, South America, Europe and Asia Pacific (including Australia and New Zealand). Specially tailored customer classes and self-paced training are also available. A number of the Company's distributors and authorized education providers also provide training in Sybase products.

SALES AND DISTRIBUTION

LICENSING MODEL. Consistent with software industry practice, Sybase does not sell or transfer to its customers title to the Company's software products. Instead, customers generally purchase nonexclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single-user desktop products to several million dollars for solutions that can support hundreds or thousands of users. Sybase also licenses many of its products for use in connection with customer applications on the Internet. The Company's products and services are offered in a wide variety of configurations depending on each customer's needs and hardware environment.

DISTRIBUTION METHOD. All Sybase products and services generally are sold through direct sales organizations and indirect sales channels. "Indirect channels" include VARs, SIs, OEMs, international distributors and other resellers.

INTERNATIONAL BUSINESS. Thirty-nine percent of the Company's total revenues were from international operations in 1999, with European operations accounting for 27% of total revenues, and intercontinental operations (principally Japan, Asia Pacific and South America) accounting for 12% of total revenues. Most of Sybase's international sales are made by foreign subsidiaries. However, certain sales were made in international markets from the United States. The Company also licenses its products through distributors in those regions. A summary of Sybase's geographical revenues is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Geographical Revenues", Part II, Item 7, and Note Nine to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. For a discussion of the risks associated with Sybase's foreign operations, see "MD&A - Future Operating Results - International Operations", Part II, Item 7, incorporated here by reference.

INTELLECTUAL PROPERTY RIGHTS

Sybase relies on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect its intellectual property rights. As of March 24, 2000, the Company had 44 issued patents, expiring between 2013 and 2017, covering various aspects of our technology. We believe that our patents and other intellectual property rights have value, but no single patent is essential to the Company as a whole. Additionally, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantage. For a discussion of additional risks associated with Sybase's intellectual property, see "MD&A - Future Operating Results - Intellectual Property", Part II, Item 7, incorporated here by reference.

RESEARCH AND DEVELOPMENT

Since inception, the Company has made substantial investments in research and product development. The Company believes that timely development of new products and enhancements to its existing products is essential to maintaining a strong position in its market. During 1999, the Company invested $136.3 million, or 16% of its total revenue in research and development. Sybase intends to continue to invest heavily in these areas. However, future operations could be affected if the Company fails to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see "MD&A - Future Operating Results
- Product Development", Part II, Item 7, incorporated here by reference. As is common in the software industry, the Company's backlog is typically small and is not material to an understanding of our business.

COMPETITION

The market for the Company's products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the Internet marketplace. For a discussion of the risks associated with competition, see "MD&A - Future Operating Results - Competition", Part II, Item 7, incorporated here by reference.

EMPLOYEES

As of March 24, 2000, the Company and its subsidiaries had 4,136 employees.

Information regarding Sybase's executive officers is set forth in "Executive Officers of the Registrant" at the end of Part I of this Report.

ITEM 2. PROPERTIES

The Company is headquartered in Emeryville, California, where it leases administrative and product development facilities consisting of approximately 446,000 square feet. The leases for these facilities are due to expire as follows: approximately 129,700 square feet in 2001, 95,900 square feet in 2002 and 220,308 square feet in 2003. The Company has renewal options, generally at the fair market value, under each of these leases. As of January 28, 2000, Sybase entered into a lease agreement for new headquarters facilities in Dublin, California, consisting of approximately 420,000 square feet. Finalization of the lease is subject to satisfaction of certain financing conditions, environmental due diligence and governmental approval requirements. Currently, Sybase intends to move its Emeryville operations to the new facility during the last half of 2001. For a further discussion regarding the Dublin lease, see Note Thirteen to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

The area of Emeryville in which the Company's headquarters facilities are currently located includes significant amounts of landfill, and was historically used for industrial purposes. Prior to Sybase's occupancy of certain of these facilities, underground fuel storage tanks and soil contaminated from leaked fuel were removed. The cost of monitoring and treating these sites has been less than $40,000 per year.

The Company maintains an engineering center in Milpitas, California, where it leases approximately 20,749 square feet of office space through 2003. The Company also maintains engineering centers in Boulder, Colorado; Paris, France; Waterloo, Canada; and Singapore. The North American engineering centers focus on product development for the Company's divisions, and the Singapore facility is primarily focused on product localization and development relating to Sybase's Asian markets.

As of December 31, 1999, the Company's field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 82 locations throughout North America, South America, Europe and Asia (including Australia and New Zealand), aggregating approximately 1.2 million square feet. In 1999, the Company sold a building in Concord, Massachusetts consisting of approximately 44,600 square feet. During the year, Sybase also completed a sale/leaseback transaction and executed a five-year lease extension on two other buildings in Concord. The leases for all three buildings expire in June 2006. In 1999, the Company sold a building consisting of approximately 10,500 square feet located in Maidenhead, England. The Company is in the process of leasing additional premises in various locations.

ITEM 3.  LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note Eleven to the Consolidated Financial Statements, Part II, Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a stockholder vote in the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of March 24, 2000 are:

JOHN S. CHEN                       Mr. Chen has served Sybase in his present
Chairman, President and            capacity since November 1996. From February
Chief Executive Officer            through November 1998, he served as co-Chief
Age 44                             Executive Officer. Mr. Chen joined Sybase in
                                   August 1997 as Chief Operating Officer and
                                   served in that capacity until February 1998.
                                   From March 1995 to July 1997, Mr. Chen was
                                   President of the Open Enterprise Computing
                                   Division, Siemens Nixdorf, and Chief
                                   Executive Officer and Chairman of Siemens
                                   Pyramid, a Subsidiary of Siemens Nixdorf.
                                   He has also served as a Board member of
                                   Beyond.com since March 1999.

RICHARD N. LABARBERA               Mr. LaBarbera has served Sybase in his
Sr. Vice President & GM            present capacity since December 1998. Prior
Enterprise Solutions               to that, he was Senior Vice President,
Division                           Services starting in June 1998. Mr. LaBarbera
Age 51                             joined Sybase in December 1997 and served as
                                   Vice President, Customer Service and Support
                                   through June 1998. Before joining Sybase, he
                                   was Vice President and General Manager of
                                   Customer Services at Siemens Pyramid between
                                   November 1995 and December 1997.


ERIC L. MILES                      Mr. Miles has served in his present capacity
Sr. Vice President & GM            since December 1998. Between December 1997,
Business Intelligence              when he joined Sybase, and December 1998, he
Division                           was Senior Vice President, Product
Age 53                             Operations. From November 1995 until he
                                   joined Sybase, Mr. Miles served as Vice
                                   President, Product Development at Informix
                                   Corporation.


RAJ NATHAN                         Dr. Nathan has served in his present capacity
Sr. Vice President & GM            since December 1998. Joining Sybase in
Internet Applications              November 1997, he served as Senior Vice
Division                           President, Corporate Program Office until
Age 46                             December 1998 From May through November 1997,
                                   he served as President and Chief Executive
                                   Officer of Siemens Pyramid, and held a number
                                   of executive positions with Siemens Pyramid
                                   prior to that.

TERRY STEPIEN                      Mr. Stepien has served in his present
Sr. Vice President & GM            capacity since March 1999. From September
Mobile and Embedded                1998 to March 1999, he was Vice President and
Computing Division                 General Manager, Mobile and Embedded
Age 41                             Computing Division. From September 1996 to
                                   September 1998, he served as Vice President,
                                   Marketing for Database Products. Mr. Stepien
                                   was Vice President, Marketing for Workplace
                                   Database Products from February 1995 to
                                   September 1996.

PIETER VAN DER VORST               Mr. Van der Vorst has served in his present
Vice President and                 capacity since January 1999. Between November
Chief Financial Officer            1997 and January 1999, he served as Corporate
Age 45                             Controller, and prior to that, he served as
                                   Vice President, Tax and Corporate Accounting
                                   beginning in April 1997. Mr. Van der Vorst
                                   has held various other positions since
                                   joining Sybase in 1991.

PAMELA J. GEORGE                   Ms. George has served in her present capacity
Vice President                     since April 1999. Prior to that she was Vice
Corporate Marketing                President of Corporate Communications at
Age 54                             Maxager Technology, beginning in December
                                   1997. From October 1991 through October 1995,
                                   Ms. George was Director of Corporate
                                   Communications for Cisco Systems.

DANIEL R. CARL                     Mr. Carl has served in his present capacity
Vice President and                 since April 1999. Immediately prior to that,
General Counsel                    he served as Director of European Legal
Age 47                             Affairs, beginning in January 1997. Mr. Carl
                                   has been a Vice President of Sybase since May
                                   1996, and served as Associate General Counsel
                                   from 1992 to April 1999.

MARTIN J. HEALY                    Mr. Healy has served in his present capacity
Vice President and                 since January 1999. Between January 1997 and
Corporate Controller               January 1999, he served as Vice President,
Age 37                             Intercontinental Operations. Mr. Healy was
                                   Director of Finance, Asia (excluding Japan)
                                   from January 1994 to December 1997, and prior
                                   to that held various positions within the
                                   Company's finance organization. Before
                                   joining Sybase in 1989, Mr. Healy was
                                   Financial Reporting Manager at WordStar
                                   International.


NITA C. WHITE-IVY                  Ms. White-Ivy has served in her present
Vice President Worldwide           capacity since March 1998. Prior to that, she
Human Resources                    was a human resources consultant to Sybase
Age 53                             beginning in January 1998. Before joining
                                   Sybase, she was with Siemens Pyramid, serving
                                   as Vice President of Worldwide Human
                                   Resources from February 1994 to October 1997.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Sybase, Inc. Common Stock, par value $.001, is traded on the NASDAQ National Market System under the symbol "SYBS." Following is the range of low and high closing prices for the Company's stock as reported on the NASDAQ for the quarters indicated.

                                                                 High                 Low
                                                                 ----                 ---
Fiscal 1998

Quarter ended March 31, 1998                                    $ 10.69             $  7.00
Quarter ended June 30, 1998                                     $ 10.38             $  6.50
Quarter ended September 30, 1998                                $ 10.06             $  5.84
Quarter ended December 31, 1998                                 $  8.03             $  4.53

Fiscal 1999

Quarter ended March 31, 1999                                    $ 11.00             $  5.53
Quarter ended June 30, 1999                                     $ 11.00             $  6.48
Quarter ended September 30, 1999                                $ 13.19             $ 10.00
Quarter ended December 31, 1999                                 $ 18.50             $ 10.63


The Company has never paid cash dividends on its capital stock, and does not anticipate doing so in the foreseeable future. The closing sale price of the Company's stock on the NASDAQ on March 24, 2000 was $23.50. The number of stockholders of record on that date was 1,808.

On February 21, 1997, the Company issued 750,000 shares of Common Stock pursuant to Section 4(2) of the Securities Act to two individuals in exchange for all of the outstanding common stock of Purchase Net, Inc., a privately-held developer of application development software. The resale of the Sybase common stock issued in connection with this merger transaction was registered under the Act.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(In thousands, except per share data)          1999                1998               1997              1996               1995
                                            -----------        -----------        -----------        -----------        -----------
Revenues:

  License fees                              $   421,645        $   421,454        $   471,036        $   605,491        $   615,642
  Services                                      449,988            446,015            432,901            406,054            340,944
                                            -----------        -----------        -----------        -----------        -----------
Total revenues                                  871,633            867,469            903,937          1,011,545            956,586

Costs and expenses:

  Cost of license fees                           46,241             37,573             31,356             29,859             29,736
  Cost of services                              217,053            235,574            248,625            246,273            205,019
  Sales and marketing                           324,694            392,979            469,161            523,159            481,404
  Product development and engineering           136,272            148,583            138,590            164,676            151,902
  General and administrative                     68,876             65,406             62,607             72,561             67,888
  Cost (reversal) of restructuring               (8,528)            74,167                 --             49,232                 --
  Cost of merger                                     --                 --                 --                 --             24,017
  Purchase of in-process technology                  --                 --                 --                 --             19,965
                                            -----------        -----------        -----------        -----------        -----------
Total costs and expenses                        784,608            954,282            950,339          1,085,760            979,931
                                            -----------        -----------        -----------        -----------        -----------
Operating income (loss)                          87,025            (86,813)           (46,402)           (74,215)           (23,345)

Interest income and expense, net                 13,773              7,748              5,646              7,507              8,603
                                            -----------        -----------        -----------        -----------        -----------
Income (loss) before income taxes               100,798            (79,065)           (40,756)           (66,708)           (14,742)
Provision for income taxes                       38,303             14,063             14,668             12,298              4,760
                                            -----------        -----------        -----------        -----------        -----------
Net income (loss)                           $    62,495        $   (93,128)       $   (55,424)       $   (79,006)       $   (19,502)
                                            ===========        ===========        ===========        ===========        ===========

Basic net income (loss) per share           $      0.76        $     (1.15)       $     (0.70)       $     (1.05)       $     (0.27)
                                            -----------        -----------        -----------        -----------        -----------
Shares used in computing basic
net income (loss) per share                      81,817             80,893             78,794             75,160             71,292
                                            ===========        ===========        ===========        ===========        ===========

Diluted net income (loss) per share         $      0.74        $     (1.15)       $     (0.70)       $     (1.05)       $     (0.27)
                                            -----------        -----------        -----------        -----------        -----------
Shares used in computing
diluted net income (loss) per share              84,156             80,893             78,794             75,160             71,292
                                            ===========        ===========        ===========        ===========        ===========

CONSOLIDATED BALANCE SHEET DATA
(In thousands)
                                                    1999           1998           1997           1996           1995
                                                  --------       --------       --------       --------       --------
Cash, cash equivalents and cash investments       $352,899       $249,613       $246,137       $174,522       $223,721
Working capital                                    127,229         84,179         67,510         93,056        140,306
Total assets                                       737,335        696,604        781,625        751,891        766,292
Long-term obligations                                5,799          2,011          1,959          2,871          5,452
Stockholders' equity                               336,110        301,072        371,515        396,808        439,649


Historical financial results of operations of Sybase prior to February 1995 contained in this Annual Report on Form 10-K have been restated to include results of operations of Powersoft Corporation, acquired by Sybase that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sybase reported net income of $62.5 million for 1999, compared to a net loss of $93.1 million in 1998. The Company's return to profitability resulted largely from a corporate restructuring program initiated in 1998 that decreased operating expenses from 1998 levels by $87.0 million (excluding cost (reversal) of restructuring).

The Company's revenues for 1999 also increased to $871.6 million, compared to $867.5 million in 1998. The increase was primarily attributable to higher sales in North America, particularly in the second half of 1999. During the first half of 1999, many businesses allocated available technology and financial resources toward Year 2000 compliance efforts. As businesses began to complete these preparations, previously committed resources once again became available for new technology investment. Sybase believes this development contributed to its increased revenues in 1999.

As of December 31, 1999, the Company had $352.9 million in cash, cash equivalents and cash investments, and stockholders' equity of $336.1 million. Days sales outstanding in accounts receivable was 69 days for the quarter ended December 31, 1999.

During 1999, the Company organized into four separate divisions, each focused upon one of four key market segments -- Enterprise Solutions (ESD), Mobile and Embedded Computing (MEC), Internet Applications (IAD) and Business Intelligence
(BID). For a discussion of the business of each of these divisions, see "Business", Part I, Item 1, incorporated here by reference.

The Company, with its market focus and end-to-end e-Business solutions, believes it is in a strong position to extend beyond its traditional enterprise software offerings, aggressively pursue new market driven opportunities, and quickly deliver to customers leading industry-specific computing solutions. For a discussion of significant new product releases in 1999, see "Business", Part I,
Item 1, incorporated here by reference.

Sybase believes its strong customer base, market-focused divisional structure, and sound financial position will be key to achieving its long-term goals of profitability and sustained revenue growth.

RESULTS OF OPERATIONS

REVENUES
(Dollars in millions)

                                        1999       Change        1998       Change       1997
                                      ---------   ---------    ---------    --------    --------
License fees                         $421.6         --        $421.5        (11%)       $471.0
  Percentage of total revenues           48%                      49%                       52%

Services                             $450.0          1%       $446.0          3%        $432.9
  Percentage of total revenues           52%                      51%                       48%

Total revenues                       $871.6         --        $867.5         (4%)       $903.9

Total revenues for 1999 increased slightly to $871.6 million, compared to $867.5 million in 1998. Total revenues in 1998 decreased 4 percent from $903.9 million in 1997. The Company believes the decline in 1998 from 1997 was primarily due to lower revenues in North America, due to businesses reallocating their available technology resources toward Year 2000 compliance programs.

License fees revenues remained flat at $421.6 million in 1999, compared to $421.5 million in 1998. License fees revenues decreased 11 percent in 1998 from $471.0 million in 1997. In 1999, license fees revenues from sales of certain product lines included in the MEC and BID divisions increased but were offset by sales decreases in certain product lines included in the ESD and IAD divisions. The decline in license fees revenues in 1998 compared to 1997 resulted from factors described above. Product lines that contributed to this decline in license fees revenues in 1998 include the Company's database, tools and middleware product lines.

Services revenues grew 1 percent to $450.0 million in 1999, compared to $446.0 million in 1998. Service revenues grew 3 percent in 1998, compared to $432.9 million in 1997. Services revenues are derived primarily from consulting, education and technical support services relating to the Company's products. For a discussion of Sybase's services, see "Business - Worldwide Services", Part I,
Item 1, incorporated here by reference.

As a percentage of total revenues, Sybase's service revenues increased to 52 percent in 1999 from 51 percent in 1998, and 48 percent in 1997. This increase, both in absolute dollars and as a percentage of total revenues, was primarily attributable to increased support and maintenance fees revenues from directly supported sites, additional users, and the renewal of maintenance contracts. The increase was partially offset by a decrease in consulting revenues related to management changes in the Sybase consulting organization during 1999, which adversely affected revenues.

GEOGRAPHICAL REVENUES
(Dollars in millions)

                                        1999        Change        1998       Change       1997
                                      ---------   ---------    ---------    --------    --------
North America                          $531.5          6%        $503.3        (12%)       $571.5
  Percentage of total revenues             61%                       58%                       63%

International:

  Europe                               $231.9         (8%)       $253.2          9%        $232.6
    Percentage of total revenues           27%                       29%                       26%

  Intercontinental                     $108.2         (2%)       $111.0         11%        $ 99.8
    Percentage of total revenues           12%                       13%                       11%

Total International                    $340.1         (7%)       $364.2         10%        $332.4
  Percentage of total revenues             39%                       42%                       37%

Total revenues                         $871.6         --         $867.5         (4%)       $903.9

North America revenues (United States, Canada and Mexico) increased 6 percent in 1999 to $531.5 million from $503.3 million in 1998. The increase was largely attributable to license fees revenues growth in certain product lines included in the ESD, MEC and BID divisions, partially offset by a decrease in revenues associated with certain product lines included in the IAD division. North America revenues decreased 12 percent in 1998 from $571.5 million in 1997 due to factors described above in "Results of Operations".

International revenues decreased 7 percent in 1999 to $340.1 million from $364.2 million in 1998, and increased 10 percent in 1998 from $332.4 million in 1997. European revenues declined 8 percent in 1999 due to a decline in revenues from certain product lines included in the ESD, MEC and IAD divisions, partially offset by increased revenues from certain product lines included in the BID division. Management changes in Europe also adversely affected revenues in 1999. See "Future Operating Results - Human Resources" below for a further discussion of management changes. In 1998, European revenues increased 9 percent from growth in both license fees revenues and services revenues. In 1999, intercontinental revenues (principally Japan, Asia Pacific and South America) decreased 2 percent due to a decline in the revenues generated by certain product lines included in the ESD division. In 1998, intercontinental revenues increased by 11% over 1997 due to increased services revenues. International revenues comprised 39 percent of total revenues in 1999, down from 42 percent in 1998, and up from 37 percent in 1997.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material in 1999 and 1998. However, throughout 1997, the U.S. dollar strengthened against major European and Intercontinental currencies. This resulted in lower revenues and expenses recorded for these regions when translated into U.S. dollars compared with 1998. Although Sybase takes into account changes in exchange rates over time in its pricing strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuation, see "Financial Risk Management - Foreign Exchange Risk" and "Future Operating Results - Euro Currency", below.

COST AND EXPENSES

(Dollars in millions)

                                             1999         Change        1998        Change        1997
                                             ----         ------        ----        ------        ----
Cost of license fees                        $ 46.2          23%        $ 37.6         20%        $ 31.4
  Percentage of license fees revenues           11%                         9%                        7%

Cost of services                            $217.1          (8%)       $235.6         (5%)       $248.6
  Percentage of services revenues               48%                        53%                       57%

Sales and marketing                         $324.7         (17%)       $393.0        (16%)       $469.2
  Percentage of total revenues                  37%                        45%                       52%

Product development and engineering         $136.3          (8%)       $148.6          7%        $138.6
  Percentage of total revenues                  16%                        17%                       15%

General and administrative                  $ 68.9           5%        $ 65.4          4%        $ 62.6
  Percentage of total revenues                   8%                         8%                        7%

Cost (reversal) of restructuring            $ (8.5)          *         $ 74.2          *             --
  Percentage of total revenues                   1%                         9%                       --

------
* Not meaningful

COST OF LICENSE FEES

Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and third party royalty costs. In 1999, these costs increased 23 percent to $46.2 million from $37.6 million in 1998, and 20 percent from $31.4 million in 1997. The 1999 increase was primarily due to increased third party royalties. The increase in 1998 was attributed to increased amortization of capitalized software. Cost of license fees was 11 percent of license fees revenues in 1999, 9 percent in 1998 and 7 percent in 1997. Amortization of capitalized software costs was $20.0 million in 1999, $19.5 million in 1998 and $9.7 million in 1997. Amortization costs remained relatively flat from 1999 to 1998. In 1998, the increase in the amortization of capitalized software was related to the release of Adaptive Server Enterprise 11.9, featuring row-level locking, in the second quarter of 1998.

COST OF SERVICES

Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs decreased 8 percent to $217.1 million in 1999, compared to $235.6 million in 1998, and 5 percent from $248.6 million in 1997. These costs decreased as a percentage of services revenues to 48 percent in 1999, compared to 53 percent and 57 percent in 1998 and 1997, respectively. The decrease, in absolute dollars and as a percentage of services revenues in 1999 over 1998 and in 1998 over 1997, is primarily due to a decrease in salaries and facility costs (including rent and depreciation) as a result of the Company's restructuring program initiated in 1998.

SALES AND MARKETING

Sales and marketing expenses decreased to $324.7 million in 1999 from $393.0 million in 1998, a 17 percent decrease. In 1998, the costs decreased 16 percent from $469.2 million in 1997. These costs decreased in absolute dollars and as a percentage of total revenues to 37 percent in 1999, as compared to 45 percent in 1998 and 52 percent in 1997. The decreases in sales and marketing expense, in absolute dollars and as a percentage of total revenues in 1999 compared to 1998 and 1998 compared to 1997, is primarily due to a decrease in salary cost, facility costs including rent, and depreciation as a result of the Company's restructuring plan initiated in 1998. The decrease in 1999, was also partially offset by an increase in allocated common costs pertaining to the Company's litigation costs. The Company allocates such costs, as well as other common costs such as accounting, human resources, external consulting, employee benefits, and facilities expenses, to sales and marketing, product development and engineering, and general and administrative expenses.

PRODUCT DEVELOPMENT AND ENGINEERING

Product development and engineering expenses (net of capitalized software development costs) decreased 8 percent to $136.3 million in 1999 from $148.6 million in 1998, a 7 percent increase from $138.6 million in 1997. These expenses decreased as a percentage of total revenues to 16 percent in 1999 compared to 17 percent and 15 percent in 1998 and 1997, respectively. The decrease in 1999 was primarily due to an increase in software development costs capitalized during the year, and a decrease in salary cost, facility costs including rent, and depreciation as a result of the restructuring plan initiated in 1998. These decreases were partially offset by an increase in allocated common costs. The increased costs in 1998 compared to 1997, in absolute dollars and as a percentage of total revenues, were partially due to the acquisition in February 1998 of Intellidex Systems, L.L.C. (Intellidex), a provider of data management technology. The product development and engineering costs incurred by Intellidex since the date of acquisition have been included in the "Results of Operations".

The Company capitalizes its product development and engineering costs during the period between achievement of technological feasibility and general availability of the product. Amounts capitalized totaled approximately $18.7 million in 1999, $10.8 million in 1998 and $21.7 million in 1997. In 1999, capitalized software costs included costs incurred for the development of Adaptive Server Enterprise 12.0, Enterprise Event Broker, Sybase Financial Server 1.0, Enterprise Application Studio 3.5, PowerJ 3.0, Replication Server 12.0, and PowerDesigner
7.0. During 1998, Sybase capitalized software costs in connection with the Company's acquisition of Intellidex, development of Adaptive Server Enterprise 11.9, and enhancements to Replication Server and Jaguar CTS(TM). During 1997, the Company released Adaptive Server Enterprise 11.5 and PowerBuilder 6.0.

The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 5 percent to $68.9 million in 1999 compared to $65.4 million in 1998. In 1998, the costs increased 4 percent from $62.6 million in 1997. General and administrative expenses represent 8 percent of total revenues in both 1999 and 1998, compared to 7 percent in 1997. The increases in absolute dollars, in 1999 and 1998 and as a percentage of total revenues compared to 1997, were primarily due to increases in allocated common costs.

COST (REVERSAL) OF RESTRUCTURING

In February 1998, the Company announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee. The 1998 Plan included reductions in sales and marketing and product development and engineering expenses. The Company intended to significantly reduce its annual operating expenses by realigning its resources around core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. As part of the 1998 Plan, the Company terminated approximately 1,100 employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software), wrote off costs of terminating certain product lines and closed down subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela.

In the first phase of the 1998 Plan, the Company focused its efforts on eliminating product lines not core to the business. It also reduced personnel and related facilities costs to achieve an immediate reduction in its overall cost structure. In the fourth quarter of 1998, the Company focused its restructuring efforts on reducing costs and realigning its sales force, product teams and professional service capabilities into four new divisions. The charges included reductions of personnel and related facilities costs. The amounts included in the restructuring charges for 1998 were as follows:


(Dollars in millions)                                            Q1 1998        Q4 1998         Total
                                                                --------       --------        --------
Termination payments to employees and other related costs       $ 11,631       $ 14,957        $ 26,588


Lease cancellations and commitments                                6,267          9,930          16,197

Write-downs of:

   Property, equipment and improvements                            7,660            838           8,498
   Capitalized software                                            3,726            (85)          3,641
   Prepaid royalties                                               3,953             --           3,953
   Other                                                           1,441           (153)          1,288

Costs related to closing of subsidiaries, including
write-off of goodwill                                              7,681          1,815           9,496


Estimated product and employee termination liabilities             6,676         (5,013)          1,663

Other                                                              2,659            184           2,843
                                                                --------       --------        --------

                                                                $ 51,694       $ 22,473        $ 74,167
                                                                ========       ========        ========



Termination payments to employees and other related costs

In the first quarter of 1998, the Company incurred a restructuring charge of approximately $11.6 million for severance payments and termination benefits in connection with the termination of approximately 450 employees. In the fourth quarter of 1998, the Company incurred additional restructuring charges of approximately $15.0 million for severance payments and termination benefits paid in connection with the additional termination of approximately 650 employees. The severance payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.

Lease cancellation and commitments

In the first quarter of 1998, the Company incurred restructuring charges of $6.3 million for facilities consolidated or closed in Burlington, Massachusetts, Mexico and Japan. In the fourth quarter of 1998, the Company incurred a restructuring charge of $9.9 million for facilities consolidated or closed, including sales offices in the United States, Europe and Asia. These offices were primarily responsible for the sale of all the Company's software products, professional services and customer support. These restructuring charges reflect the remaining contractual obligations under facility leases net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

Write-downs of property, equipment and improvements

In the first and fourth quarters of 1998, the Company incurred restructuring charges of $7.7 million and $0.8 million, respectively, related to the carrying values of property, equipment and leaseholds abandoned in connection with the restructuring. The specific assets charged to restructure included: personal computers and equipment used by employees terminated; office equipment and leaseholds in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia (including Japan) and Latin America; and, certain internal use software abandoned in connection with the restructuring. The assets were all taken out of service and held for disposal at the date that they were identified for inclusion in the restructure except for the assets of the Japanese subsidiary which remained in use for three months. The assets of the Japanese subsidiary were depreciated for the three months they remained in use.

Write-downs of capitalized software/prepaid royalties

In the first quarter of 1998, the Company incurred restructuring charges of $3.7 million related to the carrying value of capitalized software development costs for those product lines which Sybase had eliminated as part of the 1998 Restructuring Plan. The products eliminated included Sybase MPP(TM) on certain platforms, certain APT products, dbQueue(TM), Web.SQL(TM), Lego Rom and PowerBuilder for Mac. In the first quarter of 1998, the Company also incurred restructuring charges of $4.0 million related to the carrying value of prepaid royalties paid by Sybase to third-party licensors. These prepaid royalties related to technologies either embedded in abandoned products or technologies abandoned because they were no longer core to the Company's business.

Costs related to closing of subsidiaries, including write-off of goodwill

In the first quarter of 1998, the Company accrued approximately $7.7 million for costs associated with the closure of certain subsidiaries. Of this amount, approximately $7.4 million represented costs associated with the closure of the Company's Mexican subsidiary. In the fourth quarter of 1998, the Company recorded additional restructuring charges of $1.8 million associated with the closing of subsidiaries consisting principally of the write-off of goodwill related to the Company's subsidiary in Chile. The fourth quarter charge was partially offset by the recovery of $0.9 million of certain accounts receivable of the Mexican subsidiary previously charged to restructuring costs in the first quarter of 1998.

Estimated product and employee termination liabilities

In the first quarter of 1998, the Company recorded restructuring charges of approximately $6.7 million associated with anticipated liabilities for claims resulting from the abandonment of products no longer core to the Company's business and from the termination of employees. The amounts accrued were based on the Company's previous experience with obligations associated with end-of-life products and employee terminations, including payments made in connection with restructuring in 1996.

In the fourth quarter of 1998, the Company reevaluated this liability. Based on actual claims received, amounts paid to date and legal counsel's estimate of future obligations to customers and employees, the Company reduced the liability by approximately $5.0 million.

During 1999, the Company reversed by credit to operating expenses $8.5 million of restructuring costs related to the 1998 Plan. The reversals included $3.8 million related to termination payments to employees and other related costs; $4.2 million related to lease cancellations and commitments; and $0.5 million of legal and other fees. The significant components of the reversal to the accrual for termination payments to employees and other related costs included: termination payments due to employees who were terminated as part of the 1998 Plan, which were not claimed by the affected employees or were not utilized because the employee did not stay a specified period to qualify for the benefit; termination payments due to employees who were terminated as part of the 1998 Plan but were asked to stay with the Company to fill open positions; and an accrual relating to an employee note receivable that was subsequently collected by the Company. The significant components of the reversal relating to the accrual for lease cancellations and commitments included accruals where the Company was able to sublet certain closed facilities earlier than anticipated or was able to negotiate a settlement with the landlord for the termination of the leases on certain closed facilities for an amount less than the amount provided in the 1998 Plan.

The following table summarizes the activity related to the restructuring liability at December 31, 1999 (dollars in thousands):

                                          Accrued                                                Accrued
                                        liabilities     Amounts                                 liabilities
                                            at          written       Amounts      Amounts          at
                                         12/31/98         off           paid       reversed      12/31/99
                                          -------       -------       -------       -------       -------
Termination payments to employees
and other related costs                   $12,483            --       $ 8,208       $ 3,833       $   442

Lease cancellations and commitments         9,538            --         4,041         4,201         1,296

Costs related to closing of
subsidiaries, including write-off
of goodwill                                 2,730         2,730            --            --            --

Other                                       2,567            --         1,701           494           372
                                          -------       -------       -------       -------       -------
                                          $27,318       $ 2,730       $13,950       $ 8,528       $ 2,110
                                          =======       =======       =======       =======       =======


The Company has substantially completed all actions associated with its restructuring and believes that it has achieved the desired results. Operating expenses, excluding cost (reversal) of restructuring, decreased by $87.0 million in 1999, compared to 1998. The Company believes that this decrease was largely due to the benefit of the restructuring, partially offset by higher third party royalty expense, legal fees and litigation costs. In 1999, total employee related expenses decreased by approximately $54.5 million, depreciation expense decreased by approximately $18.2 million, and rent expense decreased by approximately $22.7 million, each of which was primarily due to the restructuring. The amount of the cost reduction achieved during 1999 was consistent with the objectives of the restructuring plan.

The remaining restructuring reserve primarily relates to certain lease payments contractually required of the Company on certain closed facilities, net of associated sublease amounts, and certain severance payments and termination benefits payable to approximately eight employees terminated as part of the 1998 Plan. The leases expire at various dates through 2003, and substantially all the remaining severance payments and termination benefits are expected to be paid in the first quarter of 2000. The remaining severance payments and termination benefits include those payable to four employees in Europe, who were notified in 1998 that their positions would be eliminated as certain general and administrative functions were eliminated from selected European subsidiaries. These employees were notified in 1998 that they would be entitled to such payments if they stayed until such activities were completed. The remaining severance payments and termination benefits also includes severance payments due to four employees terminated in 1998 in Brazil, who refused to collect their severance payments and instead chose to file a claim for additional money from the Company. These claims and related severance accruals were still outstanding at December 31, 1999.

OPERATING INCOME/LOSS
(Dollars in millions)

                                      1999        Change        1998        Change       1997
                                      ----        ------        ----        ------       ----
Operating income/(loss)              $ 87.0         *          $ (86.8)       *         $(46.4)
  Percentage of total revenues           10%                        10%                      5%

----------
* Not meaningful

Operating income was $87.0 million in 1999 compared to losses of $86.8 million and $46.4 million in 1998 and 1997, respectively. In 1999, operating income included a reversal to restructuring of $8.5 million while the 1998 operating loss includes $74.2 million in restructuring charges. The operating loss of $46.4 million in 1997 includes charges of $68.5 million related to the restatement of revenues recorded by the

Company's Japanese subsidiary. These charges include $43.0 million related to the restatement of revenues for the nine months ended September 30, 1997 and $25.5 million for the three months ended December 31, 1997 related to the adoption of the cash method of recognizing revenue of our Japanese subsidiary, under which revenue is not recognized until cash is received from the customer. As a result of the large number of transactions not collected by its Japanese subsidiary, which resulted in a significant restatement of quarterly revenue in 1997, the Company currently believes that it is not appropriate for its Japanese subsidiary to recognize future revenues prior to the collection of cash.

The $173.8 million increase in operating income in 1999, compared to 1998, primarily resulted from lower operating expenses ensuing from the 1998 Plan, and the absence of the 1998 restructuring charge.

INTEREST INCOME AND INTEREST EXPENSE AND OTHER, NET
(Dollars in millions)

                                       1999      Change      1998        Change        1997
                                       ----      ------      ----        ------        ----
Interest income                       $13.6        35%      $10.1          10%        $ 9.2
  Percentage of total revenues            2%                   1%                       1%

Interest expense and other, net       $ 0.2        *        $(2.3)        (34%)       $(3.5)
  Percentage of total revenues            0%                 0.3%                     0.4%

----------
* Not meaningful

Interest income increased 35 percent to $13.6 million in 1999 compared to $10.1 million in 1998. In 1998, interest income increased 10% from $9.2 million in 1997. Interest income consists primarily of interest earned on investments. The increases in 1999 and 1998 were primarily due to the build-up of larger average-invested cash balances since 1997.

Interest expense and other, net was $.2 million in 1999, compared to $(2.3) million in 1998 and $(3.5) million in 1997. Interest expense and other, net includes interest expense from capital lease obligations incurred in prior years; gains from the disposition of certain real estate; bank fees; expenses, net gains and losses resulting from the Company's foreign currency transactions and the related hedging activities; and the cost of hedging foreign currency exposures. The increase in interest expense and other, net in 1999 over 1998 and 1997 is primarily due to the gain on the sale of European real estate in 1999.

PROVISION FOR INCOME TAXES
(Dollars in millions)

                                        1999       Change        1998       Change       1997
                                        ----       ------        ----       ------       ----
Provision for income taxes             $ 38.3       172%        $ 14.1       (4%)        $ 14.7

The Company recorded a $38.3 million provision for income taxes in 1999, up from $14.1 million in 1998 and $14.7 million in 1997. The 1999 tax provision is primarily the result of taxable earnings generated from operations in both the United States and certain international jurisdictions. The Company has a net deferred tax asset of $41.1 million at December 31, 1999. The deferred tax asset includes a valuation allowance of $20.6 million. As of December 31, 1999, the Company has research and development tax credits of $11.8 million and foreign tax credits of $8.1 million. The research and development tax credits expire in years from 2005 and through 2011 and the foreign tax credits expire in 2000 and 2001. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have an impact on the Company's effective tax rate in future periods.

NET INCOME (LOSS) PER SHARE
(Dollars and shares in millions)

                                          1999      Change     1998       Change      1997
                                          ----      ------     ----       ------      ----
 Net income (loss)                       $ 62.5       *       $(93.1)      68%       $(55.4)
   Percentage of total revenues               7%                 (11%)                   (6%)

 Basic:
   Net income (loss) per share           $ 0.76       *       $(1.15)      64%       $(0.70)

   Shares used in computing basic
    net income (loss) per share            81.8       1%        80.9        3%         78.8

 Diluted:
   Net income (loss) per share           $ 0.74       *       $(1.15)      64%       $(0.70)

   Shares used in computing diluted
     net income (loss) per share           84.2       4%        80.9        3%         78.8

----------
* Not meaningful

The Company recorded net income in 1999 of $62.5 million compared to net losses of $93.1 million and $55.4 million in 1998 and 1997, respectively. The basic and diluted net income per share in 1999 was $0.76 and $0.74 per share, respectively. The basic and diluted net losses per share were $1.15 in 1998 and $0.70 in 1997. Shares used in computing basic net income (loss) per share increased 1 percent in 1999 and 3 percent in 1998, primarily due to the exercise of employee stock options and the increase of shares outstanding under the employee stock purchase plan. Shares used in computing diluted net income (loss) per share increased 4 percent in 1999 compared to 1998, primarily due to the effect of outstanding stock options excluded from the calculation of diluted net loss per share in 1998 and 1997, as their inclusion would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in millions)

                                                   1999          Change        1998          Change        1997
                                                   ----          ------        ----          ------        ----
Working capital                                   $127.2           51%        $ 84.2           25%        $ 67.5

Cash, cash equivalents and cash investments       $352.9           41%        $249.6            1%        $246.1

Net cash provided by operating activities         $170.8           93%        $ 88.5           19%        $ 74.2

Net cash used for investing activities            $118.0          466%        $ 20.8          (81%)       $109.6

Net cash provided by (used for) financing
activities                                        $(22.2)         (27%)       $(30.2)        (141%)       $ 73.7

Net cash provided by operating activities was $170.8 million compared to $88.5 million in 1998 and $74.2 million in 1997. Net cash provided by operating activities during 1999 reflects net income of $62.5 million compared to net losses of $93.1 million in 1998 and $55.4 million in 1997. Depreciation and amortization, which are included in net income (loss), but do not require the use of cash, amounted to $90.0 million in 1999 compared to $107.8 million in 1998 and $104.7 million in 1997. The decrease in depreciation and amortization in 1999 was primarily due to the write-off of assets in connection with the 1998 restructuring plan. The increase of depreciation and amortization in 1998 compared to 1997 resulted principally from increases in the amortization of capitalized software development costs. The Company incurred a non-cash restructuring charge to operations in the amount of $23.6 million in 1998. Net cash provided by operating activities also reflects a decrease in accounts receivable of $16.1 million in 1999 compared to a decrease of $6.6 million in 1998 and $25.9 million in 1997.

Net cash used for investing activities increased to $118.0 million compared to $20.8 million in 1998 and $109.6 million in 1997. The increase over 1998 was primarily the result of the $77.8 million net increase in cash investments during 1999 compared to a net decrease of $32.3 million in 1998 and a net increase of $39.5 million in 1997. Investing activities also included capital expenditures of $28.0 million in 1999 compared to $38.9 million in 1998 and $36.4 million in 1997. The decrease in 1999 capital expenditures compared to 1999 reflected a reduction in capital expenditures required to support the Company's employee base around the world as well as systems and infrastructure investments. Additionally, 1999 investing activities included a cash use of $8.2 million (net of cash acquired) for business combinations compared to $6.6 million and $4.5 million in 1998 and 1997, respectively; and capitalized software development costs of $18.7 million in 1999, compared to $10.8 million and $21.7 million in 1998 and 1997, respectively.

Net cash used for financing activities was $22.2 million in 1999 compared to $30.2 million in 1998. During 1999, cash of $60.7 million was used by the Company to repurchase its common stock. In 1999, $32.0 million was generated from the issuance of common stock and reissuance of treasury stock associated with the Company's stock option and employee stock purchase plans. Net cash used for financing activities in 1998 was primarily related to the repayment by the Company of amounts received from Japanese financial institutions in prior years for financing transactions related to sale arrangements in the Company's Japanese subsidiary. The Company was obligated to make approximately $46.9 million of repayments, because of undisclosed side arrangements between the Japanese subsidiary and certain customers that made such customers' payment obligations conditional. These side arrangements were not disclosed by certain employees of the Company's Japanese subsidiary to the financial institutions upon the sale of the receivables. As a result, upon the discovery of such side arrangements, the Company determined that it could not enforce the non-recourse provisions under the terms of the factoring contracts. The 1998 cash used for financing activities was partially offset by cash generated from the issuance of common stock associated with the exercise of stock options.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of December 31, 1999, the Company had identifiable assets totaling $149.6 million associated with its European operations and $74.2 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposures from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see Note One of Notes to Consolidated Financial Statements). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in accumulated foreign translation adjustments in stockholders' equity.

Cash, cash equivalents and cash investments totaled $352.9 million at December 31, 1999 compared to $249.6 million at December 31, 1998, compared to $246.1 million at December 31, 1997.

In 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sales-leaseback agreement. Under the terms of this agreement, the Company entered into a seven-year operating lease. The sales price of $5.3 million resulted in a book gain of $2.8 million, which will be amortized over the seven-year lease period.

In 1998, the Board of Directors authorized the Company to repurchase up to $25 million in shares of its outstanding common stock in open market transactions from time to time, subject to price and market conditions. During 1999, an additional $75 million was authorized under this program and on February 2, 2000, an additional $50 million was authorized by the Board of Directors. During 1999, the Company repurchased 4,931,254 shares under this program at a cost of $60.7 million. During 1999, 3,499,753 shares of treasury stock were reissued in connection with the Company's stock options and employee stock purchase plans. During 1998, the Company repurchased 600,000 shares of treasury stock under this program at a cost of $3.3 million.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditures and strategic operating programs, for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. Any change in the Company's revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principles in the quarter ending June 30, 2000.

In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. The Company has not determined the effect, if any, that adoption will have on its consolidated financial position or results of operations.

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

FINANCIAL RISK MANAGEMENT

Foreign Exchange Risk

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial position and results of operations. Historically, the Company's primary exposures have related to nondollar-denominated sales and expenses in Europe, Asia Pacific, including Japan and Australia, and Latin America. In order to reduce the effect of foreign currency fluctuations, the Company utilizes foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (usually 35 days or less). The gains and losses on the forward contracts mitigate the gains and losses on the Company's outstanding foreign currency transactions. The Company does not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain
(loss) on the outstanding forward contracts as of December 31, 1999 was immaterial to the Company's consolidated financial statements.

The tables below provide information about the Company's foreign currency forward and option contracts as of December 31, 1999 and 1998. All of the outstanding forward contracts mature approximately 30 days from December 31. The fair value of these outstanding forward contracts were not material as of December 31, 1999 and 1998.

(Amounts in thousands except exchange rates)

                                                                          Average
                                                       Notional          contract
Forward Contracts - 1999                                amount             rate
--------------------------------------------        ---------------   ---------------
Contracts for the purchase of US Dollars:
  Australian Dollar                                        $   515             1.5524
  Japanese Yen                                               5,595           101.8700
  Swiss Franc                                                  822             1.5815
  Taiwan Dollar                                                158            31.7200
  UK Pound                                                   2,088              .6226

Contracts for sale of US Dollars:
  Canadian Dollars                                         $10,155              .6770
  Euro                                                       5,076             1.0152
  Indonesian Rupiah                                            263              .0001
  Thai Baht                                                    886              .0264

Contracts for purchase of Euros:
  Norwegian Krone                                          $   816             8.0918
  Swedish Krona                                                799             8.6313
  UK Pound                                                   8,912              .6301

Contract for purchase of HK Dollars:
  Thai Baht                                                $   893             4.8823
                                                           -------
Total                                                      $36,978
                                                           =======


                                                                          Average
                                                       Notional          contract
Forward Contracts - 1998                                amount             rate
--------------------------------------------        --------------    ---------------
Contracts for the purchase of US Dollars:
  Canadian Dollar                                          $ 8,400             1.5474
  French Franc                                               5,435             5.6225
  Indonesia Rupiah                                             354          8170.0000
  Thai Baht                                                    849            36.5300

Contracts for the sale of US Dollars:
  Belgium Franc                                            $   838            34.5800
  German Mark                                                  893             1.6776
  Japanese Yen                                               1,499           113.0000
  Netherland Guilder                                         9,006             1.8840
  Swiss Franc                                                1,084             1.3800
  Taiwan Dollar                                              1,987            32.4700
  UK Pound                                                   2,317             0.6050

Contracts for the purchase of Netherland Guilders:
  Canadian Dollar                                          $ 4,006             1.2175
  Swiss Franc                                                1,012             1.3652

Contract for the sale of Netherland Guilders:
  Belgium Franc                                            $ 4,015            18.3546
  French Franc                                              10,303             2.9843
  German Mark                                               15,241             1.1230
  Italian Lira                                               3,617           879.4690
  Norwegian Krone                                            3,217             4.0547
  Portuguese Escudo                                          2,501            91.4010
  Swedish Krona                                              1,728             4.2945
  Spanish Peso                                               3,919            75.4990
  UK Pound                                                   3,641             3.1143

Contracts for the purchase of Hong Kong dollars:
  Australia Dollars                                        $   674             4.7458
  Thai Baht                                                    795             4.7154
                                                           -------

Total                                                      $87,331
                                                           =======

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates to the Company's investment portfolio, which consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and two years. The Company has no investments in equity securities. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.

The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The Company has no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates. The table below presents principal (or notional) amounts and related average interest rates by year of maturity for the Company's investment portfolio as of December 31, 1999.

                                                                     Weighted
                                                                      average         1999               1998
                                                                     interest       Principal          Principal
(In thousands)                                                         rate          amounts            amounts
                                                                    ----------      ----------         ---------
Cash equivalents                                                       3.68%          $102,091          $ 99,995
Short-term cash investments (maturities of one year or                 5.63%            59,094            23,967
less)
Cash investments (maturities of one to two years)                      5.89%            43,702               981

FUTURE OPERATING RESULTS

Sybase's future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-K. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report.

Stock Price Volatility

Sybase's ability to exceed, or its failure to achieve, expected operating results for any period could significantly impact the Company's stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for the Company's stock is highly volatile, and the trading price of the Company's Common Stock has fluctuated widely during the past 5 years. The stock price may continue to fluctuate in the future in response to various factors, including the Company's financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, and other events. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high-technology companies, but which often have been unrelated to the operating performance of these companies.

Revenue-Related Factors

The timing and amount of Sybase's revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. In the Company's experience, license fees revenues tend to decline between the fourth quarter of one year and the first quarter of the next year. This has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. We currently anticipate that this seasonal pattern will continue.

Since the Company operates with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, the Company has recorded 50% to 70% of its quarterly revenues in the last month of each quarter, particularly during the final two weeks of that month. The Company's customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders from a customer at the very end of a quarter could materially and adversely impact our results or operations. The Company's operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period, as occurred in the first quarter of 1998.

In North America, Sybase currently ships most of its products from its California and Massachusetts distribution facilities. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at either facility at that time (due to natural calamity or systems failure, for example) could directly harm the Company's ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

Competition

The market for the Company's products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the Internet marketplace. Sybase has numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, and smaller highly aggressive Internet firms. Many of these companies may have greater financial, technical, sales, and marketing resources, and a larger installed base than Sybase. In addition, our competitors' advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, Sybase must be able to develop new products, enhance existing products and retain competitive pricing policies in a timely manner. The Company's failure to compete successfully with new or existing competitors could have a material adverse impact on the Company's business, and on the market price of the Company's Common Stock.

Product Development

Increasing widespread use of the Internet may significantly alter how the Company does business in the future. This, in turn, could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices.

During 1998 and 1999, Sybase created certain integrated product sets intended to offer customers more complete packaged solutions. As a result, certain individual products incorporated into the product sets were no longer available for sale separately. Such integration is intended to address customer needs in a more comprehensive way and improve Company revenues and profitability. However, the elimination of certain products for individual sale could adversely affect license fees and service revenues if this change is not well received in the marketplace.

Sybase's future results may also be affected if its products cannot interoperate and perform well with software products of other companies. Certain leading applications currently are not interoperable with Sybase products, and others may never be. In addition, many of Sybase's principal products are designed for use with products offered by competitors. In the future, vendors of non-Sybase products may become less willing to provide the Company with access to their products, technical information, and marketing and sales support, which could harm the Company's business and prospects.

Divisional Sales Model

In January 1999, the Company realigned its direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall Company revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. If the Company has misjudged the demand for its products and services in these markets, or if the divisions are unable to coordinate their respective sales efforts in a focused and efficient way, the change could materially and adversely affect Sybase's business and prospects.

International Operations

Sybase derives a substantial portion of its revenues from its international operations. In 1999, these revenues represented 39% of the Company's total revenues. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "Financial Risk Management -- Foreign Exchange Risk" above, incorporated here by reference.

The Company's revenues from international operations could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes made by Sybase to accommodate these conditions. During 1998 and 1999, for example, the Company closed subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. Several significant management and organizational changes occurred in the same period, including the resignation or replacement of several country managers in Europe and Asia and the European General Manager.

Other factors that could affect aspects of our international operations include:

        -       Changes in political, regulatory, or economic conditions

        -       Changes or limitations in trade protection laws

        -       Changes in tax treaties or laws favorable to Sybase

        -       Natural disasters

Intellectual Property

The Company's inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. Also, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims.

In the past, third parties have claimed that their patents or other proprietary rights were violated by Sybase products. It is possible that such claims will be asserted in the future. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company's business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

Human Resources

The Company's inability to hire and retain qualified technical, managerial, sales and other employees could harm our product development and sales efforts, other aspects of Company operations, and our financial results. Competition for such personnel is intense, particularly with the increase in pre-IPO Internet "dot-com" companies that attract many skilled and knowledgeable individuals. The Company's financial and stock price performance relative to the "dot-com" companies and other companies with whom Sybase competes for employees could also impact the degree of future employee turnover.

During 1998 and 1999, the Company experienced a number of changes in its executive management team. For example, John Chen became the Company's Chairman of the Board, President and Chief Executive Officer in 1998. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer, Pamela George was named Vice President, Corporate Marketing, and Daniel Carl became Vice President and General Counsel. Additionally, when the Company established its operating divisions in 1999, it appointed a general manager for each division. This resulted in changing or reassigning the prior job responsibilities of a number of executives. Further changes involving executives and managers could increase the current rate of employee turnover, particularly in consulting, engineering and sales.

Acquisitions

Sybase frequently explores possible acquisitions and strategic ventures with third parties as a way of expanding and enhancing its business. Sybase has acquired a number of companies during the past several years, and will likely acquire other companies, products, or technologies in the future. In 1999, Sybase acquired Data Warehouse Network, a provider of industry-specific business intelligence applications. During 1998, the Company acquired Intellidex, a provider of data management technology for deploying and managing data warehouse environments. For a further discussion of the Company's recent acquisitions, see Note Ten to the Consolidated Financial Statements, Part II,
Item 8, incorporated here by reference.

The Company may not achieve the desired benefits of its acquisitions, particularly if it is unable to successfully assimilate an acquired company's management team, business infrastructure, company culture, or other important factors. Additionally, dedication of additional Company resources to handle these integration tasks could temporarily divert attention from other important Company business. Such acquisitions could also result in costs, liabilities, or additional expenses that could harm the Company's results of operations and financial condition.

Recent Accounting Pronouncements

For a discussion of risks associated with recent accounting pronouncements, see "New Accounting Pronouncements", above.

Year 2000 Update

Since January 1, 2000, Sybase's worldwide operations have not experienced any significant problems or issues associated with the "Year 2000" issue. Additionally, our customer support organizations have not reported any significant Year 2000 problems experienced by customers as a result of using our products. The "Year 2000" issue arose from uncertainty regarding how many computer systems would be affected by the rollover at the end of 1999 of the two-digit year value from 99 to 00. Systems that could not properly recognize such information were in danger of generating incorrect data or suffering system failure.

Well before the end of 1999, Sybase assessed all of its critical worldwide infrastructure systems (e.g., computer and telephone systems) and business systems (e.g., revenue, sales and marketing and finance functions) and also completed the remedial work necessary to make these systems Year 2000 compliant.

The costs associated with these actions did not have a significant effect on the Company's results of operations or financial condition. The Company does not believe it will experience any significant Year 2000-related issues, but it will continue to monitor its operations throughout the remainder of the year. The Company believes it is adequately prepared to resolve any Year 2000 issues that may arise, and that the cost of doing so will not have a material effect on the Company's results of operations or financial condition. There is no guarantee that Sybase will not encounter Year 2000-related issues in the future.

Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversation rates between their existing currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date. The transition period will last through January 1, 2001. There was no significant impact on the Company's worldwide operations caused by the adoption of the Euro. The introduction and the use of the Euro has not materially affected, and is not expected to affect in the future, the Company's foreign exchange activities, its use of derivatives and other financial instruments, or result in any material cost to the Company. The Company will continue to assess the impact of the introduction of the Euro currency over the transition period as well as the period subsequent to the transition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to "MD&A - Financial Risk Management", Part II, Item 7, incorporated here by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                                   Page
Report of Independent Auditors                                                                      28

Consolidated Balance Sheets as of December 31, 1999 and 1998                                        29

Consolidated Statements of Operations for the Three Years Ended December 31, 1999,
1998 and 1997                                                                                       30

Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1999,
1998 and 1997                                                                                       31

Consolidated Statements of Cash Flows for the Three Years Ended December 31,
1999, 1998 and 1997                                                                                 32

Notes to Consolidated Financial Statements                                                          33

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sybase, Inc.

We have audited the accompanying consolidated balance sheets of Sybase, Inc., as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/  ERNST & YOUNG LLP


Walnut Creek, California
January 20, 2000 except for Note Thirteen as to which the date is February 2, 2000

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)                                           December 31,
                                                                                1999             1998
                                                                              ---------        ---------
Assets
Current assets:
   Cash and cash equivalents                                                  $ 250,103        $ 224,665
   Short-term cash investments                                                   59,094           23,967
                                                                              ---------        ---------
      Total cash, cash equivalents and short-term cash investments              309,197          248,632
   Accounts receivable, less allowance for doubtful accounts of $31,452
   (1998 - $31,770)                                                             182,708          199,303
   Deferred income taxes                                                         15,826           20,903
   Other current assets                                                          14,924            8,862
                                                                              ---------        ---------
      Total current assets                                                      522,655          477,700
Long-term cash investments                                                       43,702              981
Property, equipment and improvements, net                                        67,587          101,433
Deferred income taxes                                                            25,238           20,152
Capitalized software, net                                                        35,934           35,773
Other assets                                                                     42,219           60,565
                                                                              ---------        ---------
        Total assets                                                          $ 737,335        $ 696,604
                                                                              =========        =========

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                                           $   8,349        $  12,747
   Accrued compensation and related expenses                                     57,625           49,061
   Accrued income taxes                                                          40,253           26,736
   Other accrued liabilities                                                    101,876          114,346
   Deferred revenue                                                             187,323          190,631
                                                                              ---------        ---------
     Total current liabilities                                                  395,426          393,521
                                                                              ---------        ---------

Other liabilities                                                                5,799            2,011

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $0.001 par value, 8,000,000 shares authorized; none
   issued or outstanding                                                             --               --
   Common stock, $0.001 par value; 200,000,000 shares authorized;
   82,952,192 shares issued and 80,920,691 shares outstanding (1998 -
   81,769,334 shares issued and 81,169,334 shares outstanding)                       83               82
   Additional paid-in capital                                                   432,352          416,501
   Accumulated deficit                                                          (48,037)        (102,471)
   Accumulated other comprehensive loss                                         (16,426)          (9,702)
   Cost of 2,031,501 shares of treasury stock (1998 - 600,000 shares)           (31,862)          (3,338)
                                                                              ---------        ---------
      Total stockholders' equity                                                336,110          301,072
                                                                              ---------        ---------
           Total liabilities and stockholders' equity                         $ 737,335        $ 696,604
                                                                              =========        =========


See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)               For the years ended December 31,
                                                         1999             1998            1997
                                                       ---------        ---------        ---------
Revenues:
   License fees                                        $ 421,645        $ 421,454        $ 471,036
   Services                                              449,988          446,015          432,901
                                                       ---------        ---------        ---------
      Total revenues                                     871,633          867,469          903,937

Costs and expenses:
   Cost of license fees                                   46,241           37,573           31,356
   Cost of services                                      217,053          235,574          248,625
   Sales and marketing                                   324,694          392,979          469,161
   Product development and engineering                   136,272          148,583          138,590
   General and administrative                             68,876           65,406           62,607
   Cost (reversal) of restructuring                       (8,528)          74,167               --
                                                       ---------        ---------        ---------
      Total costs and expenses                           784,608          954,282          950,339
                                                       ---------        ---------        ---------

Operating income (loss)                                   87,025          (86,813)         (46,402)
                                                       ---------        ---------        ---------

Interest income                                           13,626           10,077            9,184
Interest expense and other, net                              147           (2,329)          (3,538)
                                                       ---------        ---------        ---------
Income (loss) before income taxes                        100,798          (79,065)         (40,756)
Provision for income taxes                                38,303           14,063           14,668
                                                       ---------        ---------        ---------

      Net income (loss)                                $  62,495        $ (93,128)       $ (55,424)
                                                       =========        =========        =========

Basic net income (loss) per share                      $    0.76        $   (1.15)       $   (0.70)
                                                       =========        =========        =========
Shares used in computing basic net income (loss)
per share                                                 81,817           80,893           78,794
                                                       =========        =========        =========
Diluted net income (loss) per share                    $    0.74        $   (1.15)       $   (0.70)
                                                       =========        =========        =========
Shares used in computing diluted net income
(loss) per share                                          84,156           80,893           78,794
                                                       =========        =========        =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars and shares in thousands)                                       Three years ended December 31, 1999
                                                                                Retained    Accumulated
                                                                 Additional     earnings       other
                                               Common stock       paid-in     (accumulated  comprehensive   Treasury
                                            Shares      Amount    capital       deficit)        loss          stock         Total
                                           ---------     -----    ---------     ---------     ---------     ---------     ---------
Balances at December 31, 1996                 76,609     $  77    $ 359,161     $  46,081     $  (8,511)    $      --     $ 396,808
Common stock issued in connection
    with business combinations                   750         1       11,999            --            --            --        12,000
Common stock issued under stock
    option and stock purchase plans            2,639         2       26,765            --            --            --        26,767
                                           ---------     -----    ---------     ---------     ---------     ---------     ---------
Subtotal                                      79,998        80      397,925        46,081        (8,511)           --       435,575
Net loss                                          --        --           --       (55,424)           --            --       (55,424)
Foreign currency translation
    adjustments                                   --        --           --            --        (8,636)           --        (8,636)
                                                                                                                          ---------
Comprehensive loss                                                                                                          (64,060)
                                           ---------     -----    ---------     ---------     ---------     ---------     ---------
Balances at December 31, 1997                 79,998     $  80    $ 397,925     $  (9,343)    $ (17,147)           --     $ 371,515
Common stock issued under stock
    option and stock purchase plans            1,771         2       13,201            --            --            --        13,203
Acquisition of treasury stock                   (600)       --           --            --            --        (3,338)       (3,338)
Tax benefit of exercise of stock options          --        --        5,375            --            --            --         5,375
                                           ---------     -----    ---------     ---------     ---------     ---------     ---------
Subtotal                                      81,169        82      416,501        (9,343)      (17,147)       (3,338)      386,755
Net loss                                          --        --           --       (93,128)           --            --       (93,128)
Foreign currency translation
    adjustments                                   --        --           --            --         7,445            --         7,445
                                                                                                                          ---------
Comprehensive loss                                                                                                          (85,683)
                                           ---------     -----    ---------     ---------     ---------     ---------     ---------
Balances at December 31, 1998                 81,169     $  82    $ 416,501     $(102,471)    $  (9,702)    $  (3,338)    $ 301,072
Common stock issued and treasury stock
    reissued under stock option and
    stock purchase plans                       4,683         1        7,951        (8,061)           --        32,133        32,024
Acquisition of treasury stock                 (4,931)       --           --            --            --       (60,657)      (60,657)
Tax benefit of exercise of stock
    options                                       --        --        7,900            --            --            --         7,900
                                           ---------     -----    ---------     ---------     ---------     ---------     ---------
Subtotal                                      80,921        83      432,352      (110,532)       (9,702)      (31,862)      280,339
Net income                                        --        --           --        62,495            --            --        62,495
Foreign currency translation
    adjustments                                   --        --           --            --        (6,724)           --        (6,724)
                                                                                                                          ---------
Comprehensive income                                                                                                         55,771
                                           ---------     -----    ---------     ---------     ---------     ---------     ---------

Balances at December 31, 1999                 80,921     $  83    $ 432,352     $ (48,037)    $ (16,426)    $ (31,862)    $ 336,110
                                           =========     =====    =========     =========     =========     =========     =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                                                  For the years ended December 31,
                                                                                     1999             1998             1997
                                                                                   ---------        ---------        ---------
Cash and cash equivalents, beginning of year                                       $ 224,665        $ 188,876        $ 156,796
Cash flows from operating activities:
Net income (loss)                                                                     62,495          (93,128)         (55,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                      90,009          107,798          104,739
   Write-off of assets in restructuring                                                 (883)          23,560               --
   Loss on disposal of assets                                                          3,176            3,036               --
   Deferred income taxes                                                                  (9)              (5)              85
   Changes in assets and liabilities:
   Accounts receivable                                                                16,051            6,610           25,876
   Other current assets                                                               (7,110)           9,274             (589)
   Accounts payable                                                                   (4,398)          (6,774)          (2,042)
   Accrued compensation and related expenses                                           8,564            5,087           (3,855)
   Accrued income taxes                                                               13,517           (5,064)           4,848
   Other accrued liabilities                                                          (8,347)          17,262            1,152
   Deferred revenue                                                                   (3,308)          20,158            2,521
   Other                                                                               1,066              668           (3,130)
                                                                                   ---------        ---------        ---------
   Net cash provided by operating activities                                         170,823           88,482           74,181

    Cash used for investing activities:
    Purchases of available-for-sale cash investments                                (124,541)         (42,588)         (76,652)
    Maturity of available-for-sale cash investments                                   39,164           44,755           20,385
    Sale of available-for-sale cash investments                                        7,529           30,146           16,732
    Business combinations, net of cash acquired                                       (8,155)          (6,550)          (4,533)
    Purchase of property, equipment and improvements                                 (27,952)         (38,910)         (36,362)
    Proceeds from sale of property, equipment and improvements                        11,109            7,274               --
    Capitalized software development costs                                           (18,744)         (10,819)         (21,658)
    Increase (decrease)  in other assets                                               3,561           (4,150)          (7,516)
                                                                                   ---------        ---------        ---------
    Net cash used for investing activities                                          (118,029)         (20,842)        (109,604)

Cash provided by (used for) financing activities:
   Increase (decrease) in other current liabilities                                   (1,431)         (45,474)          46,907
   Net proceeds from issuance of common stock and reissuance of treasury stock        32,024           13,203           26,767
   Tax benefit of exercise of stock options                                            7,900            5,375               --
   Acquisition  of treasury stock                                                    (60,657)          (3,338)              --
                                                                                   ---------        ---------        ---------
   Net cash provided by (used for) financing activities                              (22,164)         (30,234)          73,674

Effect of exchange rate changes on cash                                               (5,192)          (1,617)          (6,171)
                                                                                   ---------        ---------        ---------

Net increase in cash and cash equivalents                                             25,438           35,789           32,080
                                                                                   ---------        ---------        ---------
Cash and cash equivalents, end of year                                               250,103          224,665          188,876
                                                                                   ---------        ---------        ---------
Cash investments, end of year                                                        102,796           24,948           57,261
Total cash, cash equivalents and cash investments,
end of year                                                                        $ 352,899        $ 249,613        $ 246,137
                                                                                   =========        =========        =========

Supplemental disclosures:
Acquisition of Purchase Net, Inc. in exchange for common stock                     $      --        $      --        $  12,000
                                                                                   ---------        ---------        ---------
Facility acquired and sold under sale and leaseback
arrangement                                                                        $      --        $  13,016        $      --
                                                                                   ---------        ---------        ---------
Interest paid                                                                      $     282        $     489        $   1,168
                                                                                   ---------        ---------        ---------
Income taxes paid                                                                  $  16,585        $  19,584        $  15,987
                                                                                   ---------        ---------        ---------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Sybase, Inc. (Sybase or the Company), one of the largest global independent software companies in the world, helps businesses gain competitive advantage by enabling them to integrate, manage and deliver applications, content and data anywhere they are needed. The Company's software products and professional consulting services provide a comprehensive platform for delivering the integrated solutions businesses need to be successful. Through its enterprise portal strategy, Sybase provides solutions that allow businesses to build the e-Business infrastructures that provide their employees, customers, partners and shareholders with a personalized, seamless integration of content, commerce and communities.

The Company is organized into four separate business divisions, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including e-Business infrastructures. The Mobile and Embedded Computing Division (MEC) provides solutions that deliver enterprise information and applications to any location where business transactions occur, whether it be at a self-service kiosk, a remote branch office, or in the field using a hand-held device for remote access. The Internet Applications Division
(IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and transform data from multiple data sources.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sybase and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In January 1998, the Company discovered that certain accounting practices in its Japanese subsidiary were not in accordance with U.S. generally accepted accounting principals and the Company's policies. As a result of these irregularities, the Company restated its revenues and results of operations for the quarters ended September 30, 1997, June 30, 1997 and March 31, 1997. The restatement resulted in a decrease in previously reported revenues for those quarters totaling approximately $43 million.

The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. For foreign subsidiaries in countries with highly inflationary economies, the accounts are translated as if the U.S. dollar was the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates, and gains and losses from this translation process are credited or charged to the "accumulated other comprehensive loss" account included in stockholders' equity. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations.

In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany accounts receivable owed to the Company as a result of local sales of software licenses by the Company's international subsidiaries. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, Yen, Euro and the Hong Kong dollar. These forward exchange contracts are recorded at fair value and the resulting gains or losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses from foreign exchange contracts on hedged balances.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

CAPITALIZED SOFTWARE

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed", under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $97.3 million, $77.1 million, and $69.4 million at December 31, 1999, 1998 and 1997, respectively, and related accumulated amortization was $61.3 million, $41.4 million and $25.2 million, respectively. Software amortization charges included in cost of license fees were $20.0 million, $19.5 million and $9.7 million for 1999, 1998 and 1997, respectively.

INTANGIBLE ASSET

Intangible assets, which have generally resulted from business combinations accounted for as purchases (Note Ten), are recorded at amortized cost and are included in other assets. Amortization is computed using the straight-line method over periods of three to eight years. Management periodically reviews the carrying amounts of the Company's intangible assets for indications of impairment.

LONG-LIVED ASSETS

The Company evaluates their long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.

REVENUE RECOGNITION

The Company licenses software under noncancellable license agreements. License fees revenues are recognized when a noncancellable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Sublicense fees are recognized as reported to the Company by its licensees. License fees revenue for certain application development and data access tools is recognized upon direct shipment to the end user or through an initial reseller channel to the end user. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues from other contract services are generally recognized under the percentage-of-completion method.

The Company adopted Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," (SOP 98-4) as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supercede Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results.

In December 1998, the American Institute of Certified Public Accountants
(AICPA) issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP
98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not expect a material impact from the final adoption of SOP 98-9 on its future revenues and results of operations.

TRANSFER OF FINANCIAL ASSETS

The Company finances certain software license and service agreements with customers through the sale, assignment and transfer of the future payments under those agreements to financing institutions, principally on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (Statement 125). The Company adopted Statement 125 effective January 1, 1997. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (Statement 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock.

NET INCOME (LOSS) PER SHARE

Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share in 1998 and 1997 as their inclusion would be antidilutive. Accordingly, the calculation of diluted net loss per share does not include the common stock equivalent effect (using the treasury stock method) of 12,037,963 and 10,685,969 shares of common stock which may be issued under outstanding stock options at December 31, 1998 and 1997, respectively.

The following shows the computation of basic and diluted net income (loss) per share at December 31:

(Dollars in thousands, except per share data)         1999           1998            1997
                                                    --------       --------        --------
Net income (loss)                                   $ 62,495       $(93,128)       $(55,424)

Shares used in computing basic net income
(loss) per share                                      81,817         80,893          78,794

Effect of dilutive securities - stock options          2,339            (a)             (a)

Shares used in computing diluted net income
(loss) per share                                      84,156         80,893          78,794

Basic net income (loss) per share                   $   0.76       $  (1.15)       $  (0.70)

Diluted net income (loss) per share                 $   0.74       $  (1.15)       $  (0.70)

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

COMPREHENSIVE INCOME

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (Statement 130) which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. The Company's components of comprehensive income (loss) consist of net income (loss) and foreign currency translation adjustments.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Statement 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. See Note Nine.

NEW PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (Statement
133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. The Company is required to adopt Statement 133 for the year ending December 31, 2001. The Company has not determined the effect, if any, that adoption will have on its consolidated financial position or results of operations.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed the assessment of the impact of adoption. Any change in the Company's revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principles in the quarter ending June 30, 2000.

NOTE TWO:  FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENT

Cash equivalents are highly liquid investments which consist principally of taxable, short-term money market instruments with insignificant interest rate risk and original maturities of three months or less. Cash equivalents are stated at amounts which approximate fair value, based on quoted market prices. Cash investments consist principally of taxable, short-term money market instruments with maturities between 90 days and up to two years and are stated at amounts which approximate fair value, based on quoted market prices. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement
115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1999 and 1998, the Company has classified all of its debt and equity securities as available-for-sale pursuant to Statement 115. The available-for-sale securities are recorded as follows at December 31 (dollars in thousands):

                                                                     1999           1998
                                                                   --------       -------
Cash equivalents                                                   $102,091       $99,995
Short-term cash investments (maturities of one year or less)       $ 59,094       $23,967
Cash investments (maturities of one to two years)                  $ 43,702       $   981

Unrealized gains and losses at December 31, 1999 and 1998 and realized gains and losses for the years then ended were not significant. Accordingly, the Company has not made a provision for such amounts in its consolidated balance sheets. The cost of securities sold is based on the specific identification method.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

At December 31, 1999, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $9.2 million and to exchange U.S. dollars, Euros and Hong Kong dollars into various foreign currencies in the amounts of $16.4 million, $10.5 million, and $0.9 million, respectively. At December 31, 1998, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars, and Dutch Guilders in the amounts of $15.0 million and $5.0 million, respectively, and to exchange U.S. dollars, Dutch Guilders, and Hong Kong dollars into various foreign currencies in the amounts of $17.6 million, $48.2 million and $1.5 million, respectively. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 1999 or 1998. Two major U.S. multinational banks are counterparty to all of these contracts during both 1999 and 1998.

NOTE THREE: PROPERTY, EQUIPMENT AND IMPROVEMENTS

The components of property, equipment and improvements are as follows at December 31 (dollars in thousands):

                                                                               Estimated useful
                                                  1999             1998             lives
                                                  ----             ----        ----------------
Real property                                  $      --        $   4,467        20-25 years
Computer equipment and software                  229,635          241,134            3 years
Furniture and fixtures                            76,620           76,676            5 years
Leasehold improvements                            44,173           44,075         lease term
                                               ---------        ---------

                                                 350,428          366,352
                                               ---------        ---------

Less accumulated depreciation                   (282,841)        (264,919)
                                               ---------        ---------

Net property, equipment and improvements       $  67,587        $ 101,433
                                               =========        =========

Depreciation expense amounted to $54.2 million, $71.0 million and $81.5 million in 1999, 1998 and 1997, respectively.

NOTE FOUR: OTHER ASSETS

The components of other assets are as follows at December 31 (dollars in thousands):

                                                                    1999          1998
                                                                  -------       -------
Intangible assets, less accumulated amortization of $69,739
(1998 - $57,065)                                                  $24,528       $39,314
Deposits                                                            3,929         5,548
Other                                                              13,762        15,703
                                                                  -------       -------

                                                                  $42,219       $60,565
                                                                  =======       =======

NOTE FIVE: LEASE OBLIGATIONS AND OTHER LIABILITIES AND COMMITMENTS

The Company leases certain office facilities and certain furniture and equipment under operating leases expiring through 2010, which generally require Sybase to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index, increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the lease. Capital lease obligations incurred for equipment acquisitions have not been material.

In September 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sales-leaseback agreement. Under the terms of this agreement, the Company entered into a seven-year operating lease. The sales price of $5.3 million resulted in a book gain of $2.8 million, which will be amortized on a straight-line basis over the seven-year lease period.

In September 1998, the Company terminated a five-year lease for its research and development facility in Boulder, Colorado by exercising the option to purchase the property for $13.0 million. As a result, the Company satisfied its obligation to the lessor resulting in the release of $13.3 million in restricted cash deposits. The Company subsequently entered into a sale-leaseback agreement for the facility, which resulted in an immaterial gain. Under the terms of the leaseback agreement, the Company entered into a twelve-year operating lease.

Future minimum lease payments under noncancellable operating leases having initial terms in excess of one year as of December 31, 1999 are as follows (dollars in thousands):

   2000                              $ 40,791
   2001                                31,217
   2002                                23,194
   2003                                14,152
   2004                                 9,169
 Thereafter                            17,941
                                     --------

 Total minimum lease payments*       $136,464
                                     ========

* Minimum payments have not been reduced by minimum sublease rentals of $11.5 million due in the future under noncancellable subleases.

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed (dollars in thousands):

                                    Year ending December 31,
                                    ------------------------
                               1999           1998          1997
                              -------       -------       -------
Minimum rentals               $31,507       $52,608       $44,923
Less:  sublease rentals         3,779         2,180         2,601
                              -------       -------       -------
                              $27,728       $50,428       $42,322
                              =======       =======       =======

At December 31, 1999, the Company had outstanding letters of credit in the amount of $1.6 million.

NOTE SIX: STOCKHOLDERS' EQUITY

PREFERRED STOCK RIGHTS

Under the Company's stockholder rights plan, each stockholder receives one right to purchase one one-thousandth of a share of Series A Participating Preferred Stock (a Right) for each share of common stock owned by the stockholder. Holders of the Rights are entitled to purchase for $250.00 one one-thousandth of one share of the Company's Series A Participating Preferred Stock in certain limited circumstances involving acquisitions of, or offers for, 15 percent or more of the Company's common stock. After any such acquisition is completed, each Right entitles its holder to purchase for $250.00 an amount of common stock of the Company, or in certain circumstances securities of the acquirer, having a then current market value of two times the exercise price of the Right. In connection with the stockholder rights plan, the Company has designated 200,000 shares of its 8,000,000 shares of authorized but unissued Preferred Stock as "Series A Participating Preferred Stock." Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. The Rights are redeemable for a specified period at a price of $0.01 per Right and expire in March 2002.

STOCK OPTION PLANS

Pursuant to the terms of the Company's 1988 Stock Option Plan, an aggregate of 17,930,480 shares of common stock has been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 1996 Stock Option Plan must be at least equal to the fair market value of the shares at the date of the grant. Options granted prior to January 1, 1997 generally expire over terms not exceeding ten years from the grant date, one month after termination of employment, and six months after death or permanent disability of the optionee. Options granted subsequent to January 1, 1997 generally expire over terms not exceeding ten years from the grant date, three months after termination of employment, two years after death, and one year after permanent disability of the optionee. Options, in all of these cases, are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months.

Pursuant to the 1996 Stock Option Plan, an aggregate of 9,727,000 shares of common stock were reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the 1996 Stock Option Plan must be at least 85% of the fair market value of the common stock on the date granted. Options generally expire over terms not exceeding ten years from the grant date, three months after termination of employment, two years after death, one year after permanent disability, or at the end of the option's term in the case of retirement. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months.

Pursuant to the 1999 Nonstatutory Stock Option Plan, an aggregate of 4,000,000 shares of common stock were reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the 1999 Stock Option Plan must be at least 85% of the fair market value of the common stock on the date granted. Options generally expire over terms not exceeding ten years from the grant date, three months after termination of employment, two years after death, one year after permanent disability, or at the end of the option's term in the case of retirement. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.

An aggregate of 700,000 shares of common stock has been issued or reserved for issuance under the 1992 Director Stock Option Plan. All grants of options under the Plan are automatic and nondiscretionary and may be granted only to nonemployee directors. The exercise price of all options granted under the Plan must be the fair market value of the shares at the date of grant. Options expire in ten years from the date of grant and vest ratably over four years from the grant date.

Price data and activity for the Company's option plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

                                                    Weighted average
                               Outstanding options   exercise price
                                 number of shares      per share
                                 ----------------      ---------
Balance at December 31, 1996        12,762,192        $   18.27
Granted                              4,090,400            14.87
Exercised                           (1,402,285)            7.43
Cancelled                           (4,764,338)           21.14
                                   -----------
Balance at December 31, 1997        10,685,969        $   17.11
Granted                             17,920,121             7.38
Exercised                             (128,078)            4.08
Cancelled                          (16,440,049)           13.60
                                   -----------
Balance at December 31, 1998        12,037,963        $    7.56
Granted                              7,706,380            10.44
Exercised                           (3,398,910)            6.87
Cancelled                           (3,251,087)            7.92
                                   -----------
Balance at December 31, 1999        13,094,346        $    9.34
                                   ===========

At December 31, 1999, options to purchase 3,912,772 shares were exercisable at prices ranging from $4.38 to $49.38. Shares available for grant totaled 7,674,573 at December 31, 1999.

In June 1998, the Board of Directors approved a stock option repricing program pursuant to which all employees of the Company (excluding certain executive officers) could elect to exchange or amend their then outstanding employee stock options for new employee stock options having an exercise price of $6.88 per share (equal to the then fair market value), with exercisability generally prohibited until April 5, 1999. A total of 11,426,021 options with exercise prices ranging from $8.00 to $45.69 per share were exchanged or amended under the program. The exchange of such options are presented in the preceding table as cancellations and corresponding grants.

The income tax benefits that accrue to the Company from exercises of nonqualified stock options and disqualifying dispositions of incentive stock options are recorded as additional paid-in capital.

EMPLOYEE STOCK PURCHASE PLANS

The Company has an Employee Stock Purchase Plan and a Foreign Subsidiary Employee Stock Purchase Plan (collectively the Plans), which allow eligible employees to purchase common stock through payroll deductions. The Plans consist of 6-month exercise periods. The shares can be purchased at the lower of 85 percent of the fair market value of the common stock at the first day of each 6-month exercise period or at the last day of each 6-month exercise period. Purchases are limited to 10 percent of an employee's eligible compensation, subject to an annual maximum as defined in the Plans.

As of December 31, 1999, an aggregate of 9,800,000 shares of common stock had been reserved under the Plans, of which 1,836,282 shares remained available for issuance. Employees purchased 1,284,250 shares in 1999, 1,642,993 shares in 1998 and 1,236,696 shares in 1997.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION PLANS

The Company applies APB Opinion No. 25 and related Interpretations in accounting for grants to employees under its stock-based compensation plans, described above. As a result, no compensation cost has been recognized for grants to employees under its fixed stock option plans or its employee stock purchase plan. Compensation cost for the estimated fair value of grants to nonemployee consultants of stock-based compensation has not been material. Had compensation cost been charged to expense for grants to employees under the Company's fixed stock option plans and its employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

(dollars in thousands)                                                   1999               1998              1997
                                                                      -----------       -----------        -----------
Net income/(loss)                                   As reported         $62,495          $ (93,128)          $(55,424)
                                                    Pro forma           $35,479          $(139,541)          $(63,797)

Basic net income/(loss) per share                   As reported         $  0.76          $   (1.15)          $  (0.70)
                                                    Pro forma           $  0.43          $   (1.73)          $  (0.81)

Diluted net income/(loss) per share                 As reported         $  0.74          $   (1.15)          $  (0.70)
                                                    Pro forma           $  0.42          $   (1.73)          $  (0.81)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     Stock option plans                      Purchase plans
                                1999         1998         1997         1999         1998         1997
                                ----         ----         ----         ----         ----         ----
Expected volatility            68.24%       68.36%       54.90%       68.24%       68.36%       54.90%
Risk-free interest rates        5.51%        5.15%        6.50%        4.86%        5.00%        5.60%
Expected lives (years)          4.25         3.50         4.25          .50          .50          .50
Expected dividend yield           --           --           --           --           --           --

The weighted-average grant-date fair value of options granted in 1999, 1998 and 1997 was $5.98, $3.84 and $7.52 per share, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                      Options outstanding                          Options exercisable
                                                      -------------------                          -------------------
                                                            Weighted-
                                                             average          Weighted-                         Weighted-
                                                            remaining          average                           average
                                                           contractual        exercise                          exercise
Ranges of exercisable prices                  Shares          life             price               Shares         price
----------------------------                ----------     -----------       ---------           ----------     ---------
$ 4.38 to $ 4.94                               660,598        8.76             $ 4.94               175,751       $ 4.93
$ 5.75 to $ 6.88                             5,000,747        7.26             $ 6.85             2,939,568       $ 6.86
$ 7.00 to $10.69                             2,881,543        9.18             $ 9.19               428,785       $ 8.64
$10.81 to $49.38                             4,551,458        9.27             $12.81               368,668       $27.67
                                            ----------     -----------       ---------           ----------     ---------
$ 4.38 to $49.38                            13,094,346        8.46             $ 9.34             3,912,772       $ 8.93
                                            ==========                                            =========

NOTE SEVEN: INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The following is a geographical breakdown of consolidated income (loss) before income taxes (including intercompany royalties and expenses) by income tax jurisdiction (dollars in thousands):

                      1999           1998            1997
                    --------       --------        --------
United States       $ 23,576       $(46,786)       $(30,899)
Foreign               77,222        (32,279)         (9,857)
                    --------       --------        --------

Total               $100,798       $(79,065)       $(40,756)
                    ========       ========        ========

The provisions (credits) for income taxes consist of the following (dollars in thousands):

                    1999            1998            1997
                  --------        --------        --------
Federal
   Current        $ 10,745        $   (900)       $ (4,496)
   Deferred             --              --              --
                  --------        --------        --------
                    10,745            (900)         (4,496)

State
   Current           4,373             375             750
   Deferred             --              --              --
                  --------        --------        --------
                     4,373             375             750

Foreign
   Current          23,175          14,593          18,329
   Deferred             10               5              85
                  --------        --------        --------
                    23,185          14,588          18,414
                  --------        --------        --------

Total             $ 38,303        $ 14,063        $ 14,668
                  ========        ========        ========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

                                                            1999            1998            1997
                                                          --------        --------        --------
Tax (credit) at U.S. statutory rate                       $ 35,279        $(27,673)       $(14,265)
State tax, net of federal benefit, before valuation
allowance                                                    4,373          (1,408)           (401)
Effect of foreign operations                                 4,070          27,618          21,035
Amortization of intangible assets                            4,352           2,398           2,435
Research and development tax credits                          (745)             --              --
Utilization of net operating loss and credit
carryforwards                                              (11,941)             --              --
Effect of valuation allowance                                   --          13,699           3,272
Other                                                        2,915            (571)          2,592
                                                          --------        --------        --------
Total                                                     $ 38,303        $ 14,063        $ 14,668
                                                          ========        ========        ========

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for Financial and tax reporting purposes. Significant components of the Company's net deferred tax assets were as follows at December 31 (dollars in thousands):

                                                      1999             1998
                                                    ---------        ---------
Depreciation                                        $  21,122        $  16,898
Deferred revenue                                        8,315            9,032
Accrued expenses                                       20,432           18,679
Allowance for doubtful accounts                         9,599           10,548
Purchased software                                        156              373
Net operating loss carryovers and tax credits
carryforwards                                          24,184           40,366
Other assets                                            9,373           12,005
                                                    ---------        ---------
Gross deferred tax asset                               93,181          107,901
Unremitted foreign earnings                           (18,110)          (5,095)
Capitalized R&D expenses                              (13,362)         (18,105)
Other liabilities                                         (65)            (322)
                                                    ---------        ---------
Gross deferred tax liability                          (31,537)         (23,522)
Total before valuation allowance                       61,644           84,379
Valuation allowance                                   (20,580)         (43,324)
                                                    ---------        ---------
Net deferred tax assets                             $  41,064        $  41,055
Recorded as:
    Current deferred tax assets                     $  15,826        $  20,903
    Noncurrent deferred tax assets                     25,238           20,152
                                                    ---------        ---------
                                                    $  41,064        $  41,055
                                                    =========        =========

The valuation allowance decreased by $22.7 million in 1999, including reductions of deferred tax assets and the related valuation allowance previously recorded for certain tax assets utilized during 1999 ($18.3 million) and reductions to the deferred tax assets and the related valuation allowance previously recorded ($4.3 million). Deferred tax assets relating to carryforwards as of December 31, 1999 include approximately $10.7 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity. As of December 31, 1999, the Company had research and development tax credits of $11.8 million that expire in years from 2005 through 2011 and foreign tax credits of $8.1 million expiring in 2000 and 2001.

Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced

No provision has been made for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries (approximately $2.8 million at December 31, 1999) since the Company plans to permanently reinvest all such earnings.

NOTE EIGHT: RETIREMENT PLAN

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code. Discretionary Company contributions are based on achieving certain operating profit goals. There were no such discretionary Company contributions made in 1999, 1998 or 1997.

NOTE NINE:  SEGMENT AND GEOGRAPHICAL INFORMATION

The Company is organized into four separate business divisions, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including eBusiness infrastructures that allow companies to present a personalized, seamless integration of content, commerce and communities. The Mobile and Embedded Computing Division (MEC) provides solutions that deliver enterprise information and applications to any locations where business transactions occur, whether it be a self-service kiosk, a remote branch office, or in the field using a hand-held devise for remote access. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and transform data from multiple data sources.

The Company reports its ESD, MEC, IAD and BID divisions as reportable segments in accordance with Statement 131). The Company has not presented the reportable segments discussed above for the year ended December 31, 1998, since these segments were not established until 1999, and it would be impractical to restate prior periods on this basis. The Company had two reportable segments in 1998: license fees and professional services. The Company's consolidated statements of operations disclose the available data for the two reportable segments identified above for the years ended December 31, 1999, 1998 and 1997

In 1999, the Company's Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss which includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated on measurable drivers of expense. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments. The Company's CODM does not view segment results below operating profit (loss), and therefore, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. The Company does not account for or report to the CODM its assets or capital expenditures by segment.

A summary of the segment financial information reported to the CODM for the year ended December 31, 1999 is presented below (dollars in thousands):

                                                                                                                  Consolidated
                                               ESD           IAD           MEC           BID       Elimination        total
                                            ---------     ---------     ---------     ---------      ---------      ---------
Revenues:
    License fees                            $ 311,455     $  64,755     $  37,244     $   8,191      $      --      $ 421,645
    Services                                  449,141            --           233           614             --        449,988
                                            ---------     ---------     ---------     ---------      ---------      ---------
Direct revenues from external customers       760,596        64,755        37,477         8,805             --        871,633
Intersegment revenues                           1,203        30,133        38,814        13,838        (83,988)            --
                                            ---------     ---------     ---------     ---------      ---------      ---------
Total revenues                                761,799        94,888        76,291        22,643        (83,988)       871,633
Total allocated costs and expenses            678,469        81,824        55,136        34,736        (83,988)       766,177
                                            ---------     ---------     ---------     ---------      ---------      ---------
Operating income (loss) before
Unallocated expenses                           83,330        13,064        21,155       (12,093)            --        105,456
Unallocated expenses                                                                                                   18,431
                                                                                                                    ---------
Operating income                                                                                                       87,025
Interest income, interest  expense and
other, net                                                                                                             13,773
                                                                                                                    ---------
Income before income taxes                                                                                           $100,798
                                                                                                                    =========

The Company operates in one industry segment (the development and marketing of computer software and related services) and markets its products and services internationally through both foreign subsidiaries and distributors located in the Americas, Europe, Asia, Australia and New Zealand. Intersegment revenues, which are eliminated in the consolidated financial statements, represent royalties from license and service fees generated by the foreign operations. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America.

The following table presents a summary of operating information and certain year-end balance sheet information by geographic region (dollars in thousands) Other includes operations in Asia, Australia, Canada, New Zealand and Latin
America:

                                   1999           1998           1997
                                 --------       --------       --------
Revenues:
   Unaffiliated customers:
      United States              $504,217       $475,949       $537,485
      Europe                      231,862        253,162        232,561
      Other                       135,554        138,358        133,891
                                 --------       --------       --------
        Total                    $871,633       $867,469       $903,937
                                 ========       ========       ========

Long-lived assets, net:
   United States                 $100,329       $150,120       $210,232
   Europe                          16,150         10,908         18,735
   Other                           11,570         15,492         17,843
                                 --------       --------       --------
      Total                      $128,049       $176,520       $246,810
                                 ========       ========       ========

NOTE TEN: BUSINESS COMBINATIONS

In March 1999, the Company paid $5.4 million for Convertible Secured Promissory Notes due December 31, 2002 issued by Demica PLC (Demica), a provider of a wholesale banking application using the Company's technology. The notes bear interest at 8 percent per annum and are convertible into 29.9 percent of the share capital of Demica. The Company accounts for its investment in this entity under the equity method of accounting.

In February 1999, the Company acquired Data Warehouse Network Limited (DWN), an Irish-based, privately held provider of packaged, industry-specific business intelligence applications. Under terms of the acquisition agreement, the Company paid $2.7 million in cash for certain assets and assumed certain liabilities of DWN. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed-upon performance criteria. The aggregate maximum additional amount payable over a three-year period is $5.3 million. The transaction was accounted for as a purchase. Substantially all of the amount paid was allocated to purchased software and intangible assets. The results of operations of DWN have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

In February 1998, the Company acquired Intellidex Systems, L.L.C., (Intellidex) a provider of data management technology for deploying and managing data warehouse environments. Under terms of the acquisition agreement, the Company paid $5.0 million in cash for certain assets and assumed certain liabilities of Intellidex. Of the amount paid, $3.7 million was allocated to purchased software and the balance of $1.3 million was allocated to goodwill. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed upon performance criteria. The maximum additional amount payable over an aggregate three-year period is equal to $10.0 million. The transaction was accounted for as a purchase. The results of operations of Intellidex are not material in relation to those of the Company and have been included in the consolidated results of operations for periods subsequent to the acquisition date.

In February 1997, the Company acquired Purchase Net, Inc., a developer of application development software. The Company issued 750,000 shares of its common stock with a fair market value of approximately $12.0 million for all the outstanding shares of common stock of Purchase Net, Inc. The transaction was accounted for as a purchase. The total purchase cost was $12.8 million, including direct cost and expenses related to the acquisition, of which $12.7 million was allocated to purchased software and included in capitalized software in the consolidated balance sheet. The results of operations of Purchase Net, Inc., which are not material in relation to those of the Company, have been included in the consolidated results of operations for periods subsequent to the acquisition date.

In addition to the transactions discussed above, in 1997, the Company acquired several distributors of its products in various countries in transactions accounted for as purchases. The Company paid cash for the businesses totaling $4.3 million. Amounts recorded as intangible assets from these transactions were $8.3 million. These intangible assets are being amortized over periods of five to seven years, which amounts were recorded as additional intangible assets. There were no such purchases in 1999 and 1998. The Company paid approximately $1.6 million and $2.8 million in 1998 and 1997, respectively, related to earn-out provisions for transactions consummated in the current and prior years. The results of operations of these entities prior to the acquisitions were not material in relation to those of the Company. Results of operations of these entities have been included in the consolidated results of operations for the periods subsequent to the respective acquisition dates.

NOTE ELEVEN:  LITIGATION

Following the Company's announcements on January 2, 1998 and January 21, 1998 regarding its preliminary results of operations for the quarter and year ended December 31, 1997, several class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court, Northern District of California ("Northern California District Court"). The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. A consolidated, amended class action complaint was served in June 1998 and named Sybase KK, the Company's Japanese subsidiary, and Yoshi Ogawa, the Company's former Japan country manager, as additional defendants. Plaintiffs filed a second amended complaint in November 1999. The parties are currently engaged in settlement negotiations.

On January 27, 1998, a purported shareholder derivative action was filed in the Superior Court of the State of California, County of Alameda ("Alameda County Superior Court"). The complaint alleges that certain of the Company's present and former officers and/or directors breached fiduciary duties owed to the Company in connection with the underlying circumstances alleged in the securities class action complaints described above. Sybase is a nominal defendant in the action and no damages are sought from it. The Company filed a demurrer to the complaint and the Court ruled against issuing a demurrer. Two similar derivative actions were also filed in Alameda County Superior Court, and the three derivative actions have now been consolidated. Pretrial discovery has begun in those actions. On April 15, 1998, a derivative complaint was filed in the Northern California District Court. A second similar derivative complaint was also filed in the same court. These cases were dismissed by the Plaintiffs. In addition, a similar complaint was filed in the Chancery Court in Delaware. The parties have agreed to stay the Delaware case in light of the California action.

Management believes that the claims contained in the actions described above are without merit and the Company intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect the Company's future operations or cash flows in a particular period.

Following the Company's announcement on April 3, 1995 of its preliminary results of operations for the quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. A consolidated amended class action complaint was served in August 1995. On March 25, 1996, the Court denied Sybase's motion to dismiss the amended complaint in its entirety and granted the defendants' motion to dismiss certain individual defendants. The Company filed a motion for summary judgment. Prior to the judge ruling on the summary judgment, the parties agreed in April 1999 to settle the case for $14.8 million, with Sybase responsible for $1.5 million of such amount plus its accumulated legal expenses. The Company's insurers are responsible for the balance. Sybase and the insurers paid the settlement amount into an escrow account maintained by Sybase's outside attorneys pending approval of the settlement by the Court. After settlement was reached, the court ruled in favor of Sybase on the summary judgment motion and dismissed the case. The plaintiffs appealed, and the Ninth Circuit Court of Appeals vacated the judgment which dismissed the case, remanding the matter to the trial court for a hearing on the settlement agreement. The settlement amount of $1.5 million, and the related legal expenses were accrued by the Company during 1998. The settlement amount was still held in escrow as of December 31, 1999.

The Company is also a party to various legal disputes and proceedings arising from the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on the consolidated financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at December 31, 1999.

NOTE TWELVE:  RESTRUCTURING COSTS

In February 1998, the Company announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee. The plan included reductions in sales and marketing and product development and engineering expenses. The Company intended to significantly reduce its annual operating expenses by realigning its resources around core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. As part of the 1998 Plan, the Company terminated approximately 1,100 employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software), wrote off costs of terminating certain product lines and closed down subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela.

In the first phase of the restructuring, the Company focused its efforts on eliminating product lines not core to the business. It also reduced personnel and related facilities costs to achieve an immediate reduction in the Company's cost structure. In the fourth quarter of 1998, the Company focused its restructuring efforts on reducing costs, and realigning its sales force, product teams and professional service capabilities into four new divisions. The charges included reductions of personnel and related facilities costs.

The amounts included in the restructuring charges for 1998 were as follows:

                                                              Q1 1998       Q4 1998           Total
                                                             --------       --------        --------
Termination payments to employees and other
related costs                                                $ 11,631       $ 14,957        $ 26,588
Lease cancellations and commitments                             6,267          9,930          16,197
Write-downs of:
   Property, plant and equipment                                7,660            838           8,498
   Capitalized software                                         3,726            (85)          3,641
   Prepaid royalties                                            3,953             --           3,953
   Other                                                        1,441           (153)          1,288
Costs related to closing of subsidiaries, including
write-off of goodwill                                           7,681          1,815           9,496
Estimated product and employee termination liabilities          6,676         (5,013)          1,663
Other                                                           2,659            184           2,843
                                                             --------       --------        --------
                                                             $ 51,694       $ 22,473        $ 74,167
                                                             ========       ========        ========

Termination payments to employees and other related costs

In the first quarter of 1998, the Company incurred a restructuring charge of approximately $11.6 million for severance payments and termination benefits in connection with the termination of approximately 450 employees. In the fourth quarter of 1998, the Company incurred additional restructuring charges of approximately $15.0 million for severance payments and termination benefits paid in connection with the additional termination of approximately 650 employees. The severance payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.

Lease cancellation and commitments

In the first quarter of 1998, the Company incurred restructuring charges of $6.3 million for facilities consolidated or closed in Burlington, Massachusetts, Mexico and Japan. In the fourth quarter of 1998, the Company incurred a restructuring charge of $9.9 million for facilities consolidated or closed, including sales offices in the United States, Europe and Asia. These offices were primarily responsible for the sale of all the Company's software products, professional services and customer support. These restructuring charges reflect the remaining contractual obligations under facility leases net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

Write-downs of property, plant and equipment

In the first and fourth quarters of 1998, the Company, incurred restructuring charges of $7.7 million and $0.8 million, respectively, related to the carrying values of property, equipment and leaseholds abandoned in connection with the restructuring. The specific assets charged to restructure included: personal computers and equipment used by employees terminated; office equipment and leaseholds in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia (including Japan) and Latin America; and, certain internal use software abandoned in connection with the restructuring. The assets were all taken out of service and held for disposal at the date that they were identified for inclusion in the restructure, except for the assets of the Japanese subsidiary which remained in use for three months. The assets of the Japanese subsidiary were depreciated for the three months they remained in use.

Write-downs of capitalized software/ prepaid royalties

In the first quarter of 1998, the Company incurred restructuring charges of $3.7 million related to the carrying value of capitalized software development costs for those product lines which Sybase had eliminated as part of the 1998 Plan. The products eliminated included Sybase MPP(TM) on certain platforms, certain APT products, dbQueue(TM), Web.SQL(TM), Lego Rom and PowerBuilder(R) for Mac. In the first quarter of 1998, the Company also incurred restructuring charges of $4.0 million related to the carrying value of prepaid royalties paid by Sybase to third-party licensors. These prepaid royalties related to technologies either embedded in abandoned products or technologies abandoned because they were no longer core to the Company's business.

Costs related to closing of subsidiaries, including write off of goodwill

In the first quarter of 1998, the Company accrued approximately $7.7 million for costs associated with the closure of certain subsidiaries. Of this amount, approximately $7.4 million represented costs associated with the closure of the Company's Mexican subsidiary. In the fourth quarter of 1998, the Company recorded additional restructuring charges of $1.8 million associated with the closing of subsidiaries consisting principally of the write-off of goodwill related to the Company's subsidiary in Chile. The fourth quarter charge was partially offset by the recovery of $0.9 million of certain accounts receivable of the Mexican subsidiary previously charged to restructuring costs in the first quarter of 1998.

Estimated product and employee termination liabilities

In the first quarter of 1998, the Company recorded restructuring charges of approximately $6.7 million associated with anticipated liabilities for claims resulting from the abandonment of products no longer core to the Company's business and from the termination of employees. The amounts accrued were based on the Company's previous experience with obligations associated with end-of-life products and employee terminations, including payments made in connection with the restructuring in 1996.

In the fourth quarter of 1998, the Company reevaluated this liability and based on actual claims received, amounts paid to date and legal counsel's estimate of future obligations to customers and employees, the Company reduced the liability by approximately $5.0 million.

During 1999, the Company reversed by credit to operating expenses $8.5 million of restructuring costs related to the 1998 Plan. The reversals included $3.8 million related to termination payments to employees and other related costs; $4.2 million related to lease cancellations and commitments; and, $.5 million of legal and other fees. The significant components of the reversal to the accrual for termination payments to employees and other related costs included: termination payments due to employees who were terminated as part of the 1998 Plan, which were not claimed by the affected employees or were not utilized because the employee did not stay a specified period to qualify for the benefit; termination payments due to employees who were terminated as part of the 1998 Plan but were asked to stay with the Company to fill open positions; and, an accrual relating to an employee note receivable that was subsequently collected by the Company. The significant components of the reversal relating to the accrual for lease cancellations and commitments included: accruals where the Company was able to sublet certain closed facilities earlier than anticipated or was able to negotiate a settlement with the landlord for the termination of the leases on certain closed facilities for an amount less than the amount provided in the 1998 Plan.

The following table summarizes the activity related to the restructuring liability at December 31, 1999 (in thousands):

                                                          Accrued                                                 Accrued
                                                        liabilities     Amounts                                 liabilities
                                                             at         written       Amounts       Amounts         at
                                                          12/31/98        off          paid        reversed      12/31/99
                                                          --------      -------        ----        --------      --------
Termination payments to employees and other related
costs                                                     $12,483            --       $ 8,208       $ 3,833       $   442

Lease cancellations and commitments                         9,538            --         4,041         4,201         1,296

Costs related to closing of subsidiaries, including
write-off of goodwill                                       2,730         2,730            --            --            --

Other                                                       2,567            --         1,701           494           372
                                                          -------       -------       -------       -------       -------
                                                          $27,318       $ 2,730       $13,950       $ 8,528       $ 2,110
                                                          =======       =======       =======       =======       =======

 The remaining restructuring reserve primarily relates to certain lease payments contractually required of the Company on certain closed facilities, net of associated sublease amounts, and certain severance payments and termination benefits payable to approximately eight employees terminated as part of the 1998 Plan. The leases expire at various dates through 2003, and substantially all the remaining severance payments and termination benefits are expected to be paid in the first quarter of 2000. The remaining severance payments and termination benefits include four employees in Europe, who were notified in 1998 that their positions would be eliminated as general and administrative functions were eliminated from selected European subsidiaries. These employees were notified in 1998 that they would be entitled to such payments if they stayed until such activities were completed. The remaining severance payments and termination benefits also includes severance payments due to four employees terminated in 1998 in Brazil, who refused to collect their severance payments and instead chose to file a claim for additional money from the Company. These claims and related severance accruals were still outstanding at December 31, 1999.

NOTE THIRTEEN: SUBSEQUENT EVENTS

On February 2, 2000, the Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in open market transactions from time to time, subject to price and market conditions. This action increased the $100 million which had previously been authorized under this program.

On January 28, 2000, the Company entered into a 15-year non-cancelable lease of a new facility to be built in Dublin, California. The lessor has committed to securing funding to acquire the land and to build two buildings with a total of approximately 420,000 rentable square feet. The lease agreement provides for five major milestones that if not met, within agreed upon dates, allow for termination of the lease agreement. Payments under this lease will commence after the successful completion of building A of the project, no earlier than May 1, 2001. The company has the option to renew the lease for up to two five-year extensions, subject to certain conditions.

The base rent shall be increased by four percent each year, commencing on the month following the anniversary of the first completion date and thereafter on each anniversary date of the adjustment date. The lease generally requires Sybase to pay operating costs, including property taxes, insurance and maintenance in addition to ordinary operating expenses (such as utilities). The company has not entered into an agreement to purchase the facilities at the end of the initial lease or at the end of the five-year lease extensions.

Future minimum payments under the lease agreement are as follows (dollars in thousands):

2001                               $  5,200
2002                                 10,608
2003                                 11,302
2004                                 11,474
2005                                 11,933
                                   --------
Thereafter                          157,728
                                   --------
Total minimum lease payments       $208,245
                                   ========

On January 20, 2000, the Company acquired Home Financial Networks (HFN), an Internet financial services company specializing in the development of customized e-Finance Web sites. The Company issued, or is expecting to issue, 7,817,471 shares of its common stock with a fair market value of approximately $129.8 million and $25.9 million in cash for all the outstanding shares of preferred and common stock of HFN. The share total (7,817,471) assumes the exercise of all warrants and all vested and outstanding HFN options. In addition to the HFN shares, the Company acquired certain assets and assumed certain liabilities of HFN. The acquisition is accounted for as a purchase, and the estimated excess of the purchase price over the fair value of the net assets acquired has been preliminarily valued at $154.9 million. Of this excess, $20.0 million was allocated to customer list, $18.0 million was allocated to developed Technology, $108.9 million was allocated to goodwill, and $8.0 million allocated to in-process research and development. The amount allocated to in-process research and development will be charged to expense as a non-recurring charge during 2000 since the in-process research and development has not yet reached technological feasibility and has no alternative future uses. The amount allocated to customer list, developed technology and goodwill will be amortized on a straight-line basis over an average of 7 years.

The following unaudited pro forma financial information presents the combined results of operations of Sybase Inc. and HFN as if the acquisition had occurred as of the beginning of 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, and excluding the write-off of acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

(In thousands except for per share data)      1999             1998
                                            ---------       ---------
Revenue                                     $ 876,969       $ 868,815

Net income (loss)                           $  33,955        (117,250)

Basic net income (loss) per share           $    0.39           (1.32)

Diluted net income (loss) per share         $    0.38           (1.32)(a)

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Three months ended (in thousands,            March 31,        June 30,       September 30,   December 31,
except per share and stock price data)         1999             1999             1999           1999             1999
                                             ---------       ---------        ---------       ---------        ---------
Revenues:
   License fees                              $  98,270       $  95,703        $ 104,216       $ 123,456        $ 421,645
   Services                                    109,998         114,484          111,887         113,619          449,988
                                             ---------       ---------        ---------       ---------        ---------
Total revenues:                                208,268         210,187          216,103         237,075          871,633
Costs and expenses:
   Cost of license fees                         12,296           8,492            9,204          16,249           46,241
   Cost of services                             54,042          52,110           55,880          55,021          217,053
   Sales and marketing                          81,285          80,884           79,135          83,390          324,694
   Product development and engineering          37,178          35,385           34,823          28,886          136,272
   General and administrative                   17,051          17,736           16,630          17,459           68,876
   Cost (reversal) of restructure                   --          (5,619)              --          (2,909)          (8,528)
                                             ---------       ---------        ---------       ---------        ---------
Total costs and expenses                       201,852         188,988          195,672         198,096          784,608
                                             ---------       ---------        ---------       ---------        ---------
Operating income                                 6,416          21,199           20,431          38,979           87,025
Interest income and expense, net                 3,040           3,581            4,728           2,424           13,773
                                             ---------       ---------        ---------       ---------        ---------
Income before income taxes                       9,456          24,780           25,159          41,403          100,798
Provision for income taxes                       3,581          10,480            9,103          15,139           38,303
                                             ---------       ---------        ---------       ---------        ---------
Net income                                   $   5,875       $  14,300        $  16,056       $  26,264        $  62,495
                                             =========       =========        =========       =========        =========
Basic net income per share                   $    0.07       $    0.17        $    0.20       $    0.32        $    0.76
Diluted net income per share                 $    0.07       $    0.17        $    0.19       $    0.31        $    0.74
Stock prices:
   High                                      $   11.00       $   11.00        $   13.19       $   18.50        $   18.50
   Low                                       $    5.53       $    6.48        $   10.00       $   10.63        $    5.53

Three months ended (in thousands,            March 31,        June 30,      September 30,   December 31,
except per share and stock price data)         1998             1998             1998           1998             1998
                                             ---------        ---------       ---------       ---------        ---------
Revenues:
   License fees                              $  96,004        $ 105,920       $  98,759       $ 120,771        $ 421,454
   Services                                    110,813          111,950         111,498         111,754          446,015
                                             ---------        ---------       ---------       ---------        ---------
Total revenues:                                206,817          217,870         210,257         232,525          867,469
Costs and expenses:
   Cost of license fees                         10,098            8,934           8,921           9,620           37,573
   Cost of services                             62,782           56,064          57,807          58,921          235,574
   Sales and marketing                         108,434          103,412          87,684          93,449          392,979
   Product development and engineering          37,133           33,260          36,865          41,325          148,583
   General and administrative                   16,425           14,588          15,016          19,377           65,406
   Cost of restructuring                        51,694               --              --          22,473           74,167
                                             ---------        ---------       ---------       ---------        ---------
Total costs and expenses                       286,566          216,258         206,293         245,165          954,282
                                             ---------        ---------       ---------       ---------        ---------
Operating income (loss)                        (79,749)           1,612           3,964         (12,640)         (86,813)
Interest income and expense, net                 2,075            2,338           1,743           1,592            7,748
                                             ---------        ---------       ---------       ---------        ---------
Income (loss) before income taxes              (77,674)           3,950           5,707         (11,048)         (79,065)
Provision for income taxes                       3,520            3,500           3,500           3,543           14,063
                                             ---------        ---------       ---------       ---------        ---------
Net income (loss)                            $ (81,194)       $     450       $   2,207       $ (14,591)       $ (93,128)
                                             =========        =========       =========       =========        =========

Basic net income (loss) per share            $   (1.01)       $     .01       $     .03       $   (0.18)       $   (1.15)
Diluted net income (loss) per share          $   (1.01)       $     .01       $     .03       $   (0.18)       $   (1.15)
Stock prices:
   High                                      $   10.69        $   10.38       $   10.06       $    8.03        $   10.69
   Low                                       $    7.00        $    6.50       $    5.84       $    4.53        $    4.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item with respect to identification of directors is incorporated by reference to "Election of Directors" in Sybase's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2000 (Proxy Statement). The Proxy Statement will be filed with the Commission within 120 days after the end of Sybase's fiscal year ended December 31, 1999. For information regarding the Company's executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to "Stock Ownership of Management and Beneficial Owners" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to "Employment Agreements and Certain Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K:

        1. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 1999, 1998 and 1997 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8, and related notes.

                                                                   Form 10-K
Schedule                                                              Page
--------                                                              ----
II Valuation and Qualifying Accounts                                   58

Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related notes, Part II, Item 8.

        2. Exhibits Required by Item 601 of Regulation S-K. The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1988 Stock Option Plan, as amended, Exhibit 10.1, (ii) 1991 Employee Stock Purchase Plan, as amended, and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended, Exhibit 10.2,
(iii) Sybase Key Management Incentive Program, Exhibit 10.3, (iv) Sybase, Inc. 401(K) Plan, as amended, Exhibit 10.4, (v) 1992 Director Stock Option Plan, as amended, Exhibit 10.5, (vi) Executive Deferred Compensation Plan, Exhibit 10.6,
(vii) 1996 Stock Plan, as amended, and form of Stock Option Agreement, Exhibit 10.7, (viii) Retirement Agreement and General Release dated as of November 5, 1998 between Mitchell Kertzman and the Sybase, Inc., Exhibit 10.12, (ix) Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman, Exhibit 10.13, (x) Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta, Exhibit 10.14, (xi) Form of Statement of Employment Terms, Exhibit 10.20, (xii) Form of Amendment to Form of Statement of Employment Terms, Exhibit 10.21, (xiii) Retirement Agreement and General Release between Sybase, Inc. and Michael Forster dated as of March 11, 1998, Exhibit 10.22, (xiv) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997, Exhibit 10.23, (xv) Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998, Exhibit 10.26, (xvi) Promissory Note of Richard LaBarbera in favor of Sybase, Inc. dated as of December 17, 1997, Exhibit 10.27, (xvii) Offer Letter dated February 12, 1998 between Michael Gardner and Sybase, Inc., Exhibit 10.9, (xviii) 1999 Nonstatutory Stock Plan, and form of Stock Option Agreement, Exhibit 10.28, and
(xiv) Severance Agreement and General Release between Sybase, Inc. and Michael
S. Gardner dated March 26, 1999, Exhibit 10.29, (xv) Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement, Exhibit 10.30.

        The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

         Exhibit No.                       Description
         -----------                       -----------
           3.1(4)     Restated Certificate of Incorporation of Registrant, as
                      amended

           3.2(9)     Bylaws of Registrant, as amended

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

           10.1(6)    1988 Stock Option Plan and Forms of Incentive Stock Option
                      Agreements and Nonstatutory Stock Option Agreements, as amended

           10.2(9)    1991 Employee Stock Purchase Plan and 1991 Foreign
                      Subsidiary Employee Stock Purchase Plan, as amended

           10.3(9)    Sybase Key Management Incentive Program

           10.4(1)    Sybase, Inc. 401(k) Plan, as amended

           10.5(9)    1992 Director Stock Option Plan, as amended

           10.6(9)    Executive Deferred Compensation Plan, as amended

           10.7(9)    1996 Stock Plan, as amended, and form of Stock Option
                      Agreement

           10.8(1)    Standard Office Lease dated April 17, 1989 between
                      Registrant and P.O. Partners

           10.9(9)    Offer Letter dated February 12, 1998 between Michael
                      Gardner and Sybase, Inc.

           10.10(9)   Form of Indemnification Agreement

           10.11(3)   Lease dated October 1, 1992 between JS-Bay Center
                      Associates and the Registrant

           10.12(9)   Retirement Agreement and General Release dated November 5,
                      1998 between Mitchell Kertzman and the Registrant

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

           10.19(5)   Powersoft Corporation 1994 Amended and Restated Employee
                      Stock Purchase Plan

           10.20(7)   Form of Statement of Employment Terms

           10.21(9)   Form of Amendment No. 1 to Form of Statement of Employment
                      Terms

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

           10.23(8) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997

           10.24(6) Office Lease dated March 17, 1998, Building A - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.25(6) Office Lease dated March 17, 1998, Building C - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.26(6)   Promissory Note of Eric Miles in favor of Sybase, Inc.
                      dated as of January 2, 1998

           10.27(9)   Promissory Note of Richard LaBarbera in favor of Sybase,
                      Inc. dated as of December 17, 1997

           10.28      1999 Nonstatutory Stock Plan, and form of Stock Option
                      Agreement

           10.29      Severance Agreement and General Release between Sybase, Inc. and
                      Michael S. Gardner dated March 26, 1999.

           10.30      Home Financial Network, Inc. 1995 Stock Plan, and form of
                      Stock Option Agreement(10)

           13.1(2)    Proxy for 2000 Annual Meeting of Stockholders

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

(9) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-95079) filed on January 20, 2000.



(b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the quarter ended December 31, 1999.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              --------------------

                                  SYBASE, INC.

           COL. A                             COL. B                     COL. C                    COL. D            COL. E
                                                                        Additions
                                                              ----------------------------
                                                               Charged
                                             Balance at        to Costs          Charged                            Balance at
                                             Beginning           and             to Other                             End of
                Description                  of Period         Expenses         Accounts(A)       Deletions(B)        Period
----------------------------------------    -----------       -----------       -----------       -----------       -----------
Year ended December 31, 1999:
   Deduced from asset accounts:
      Allowance for doubtful accounts       $31,770,000       $     1,000       $11,448,000       $11,767,000       $31,452,000

Year ended December 31, 1998:
   Deducted from asset accounts:
      Allowance for doubtful accounts       $30,673,000       $ 2,020,000       $12,191,000       $13,114,000       $31,770,000

Year ended December 31, 1997:
   Deducted from asset accounts:
      Allowance for doubtful accounts       $28,242,000       $ 1,484,000       $45,582,000C      $44,635,000       $30,673,000



A       Sales returns and credit memos allowances
B       Uncollectible accounts written off and recoveries
C Adjustments to quarterly revenue of the Company's Japanese Subsidiary in 1997 for transactions which were not in compliance with the Company's revenue recognition policy.

The required information regarding the valuation allowance for deferred tax assets is included in Note 7 to the Consolidated Financial Statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            SYBASE, INC.

                                            By:    /s/ JOHN S. CHEN
                                               ---------------------------------
March 27, 2000                              John S. Chen
                                            Chairman of the Board, President
                                            and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                                           Title                              Date
---------                                           -----                              ----
/s/ JOHN S. CHEN                       Chairman of the Board, President,          March 27, 2000
----------------------------------     Chief Executive Officer (Principal
(John S. Chen)                         Executive Officer) and Director

/s/ PIETER VAN DER VORST               Vice President and                         March 27, 2000
--------------------------- ------     Chief Financial Officer (Principal
(Pieter Van der Vorst)                 Financial Officer)

/s/ MARTIN J. HEALY                    Vice President and Corporate               March 27, 2000
----------------------------------     Controller  (Principal Accounting
(Martin J. Healy)                      Officer)

/s/ RICHARD C. ALBERDING               Director                                   March 27, 2000
----------------------------------
(Richard C. Alberding)

/s/ L. WILLIAM KRAUSE                  Director                                   March 27, 2000
----------------------------------
(L. William Krause)

/s/ ALAN B. SALISBURY                  Director                                   March 27, 2000
----------------------------------
(Alan B. Salisbury)

/s/ ROBERT P. WAYMAN                   Director                                   March 27, 2000
----------------------------------
(Robert P. Wayman)

/s/ CECILIA CLAUDIO                    Director                                   March 27, 2000
----------------------------------
(Cecilia Claudio)

                                  EXHIBIT INDEX

         Exhibit No.                       Description
         -----------                       -----------
           3.1(4)     Restated Certificate of Incorporation of Registrant, as
                      amended

           3.2(9)     Bylaws of Registrant, as amended

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

           10.1(6)    1988 Stock Option Plan and Forms of Incentive Stock Option
                      Agreements and Nonstatutory Stock Option Agreements, as amended

           10.2(9)    1991 Employee Stock Purchase Plan and 1991 Foreign
                      Subsidiary Employee Stock Purchase Plan, as amended

           10.3(9)    Sybase Key Management Incentive Program

           10.4(1)    Sybase, Inc. 401(k) Plan, as amended

           10.5(9)    1992 Director Stock Option Plan, as amended

           10.6(9)    Executive Deferred Compensation Plan, as amended

           10.7(9)    1996 Stock Plan, as amended, and form of Stock Option
                      Agreement

           10.8(1)    Standard Office Lease dated April 17, 1989 between
                      Registrant and P.O. Partners

           10.9(9)    Offer Letter dated February 12, 1998 between Michael
                      Gardner and Sybase, Inc.

           10.10(9)   Form of Indemnification Agreement

           10.11(3)   Lease dated October 1, 1992 between JS-Bay Center
                      Associates and the Registrant

           10.12(9)   Retirement Agreement and General Release dated November 5,
                      1998 between Mitchell Kertzman and the Registrant

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

           10.19(5)   Powersoft Corporation 1994 Amended and Restated Employee
                      Stock Purchase Plan

           10.20(7)   Form of Statement of Employment Terms

           10.21(9)   Form of Amendment No. 1 to Form of Statement of Employment
                      Terms

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

           10.23(8) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997

           10.24(6) Office Lease dated March 17, 1998, Building A - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.25(6) Office Lease dated March 17, 1998, Building C - Bay Center between Sybase, Inc. and JS Bay Center Associates

           10.26(6)   Promissory Note of Eric Miles in favor of Sybase, Inc.
                      dated as of January 2, 1998

           10.27(9)   Promissory Note of Richard LaBarbera in favor of Sybase,
                      Inc. dated as of December 17, 1997

           10.28      1999 Nonstatutory Stock Plan, and form of Stock Option
                      Agreement

           10.29      Severance Agreement and General Release between Sybase, Inc. and
                      Michael S. Gardner dated March 26, 1999.

           10.30      Home Financial Network, Inc. 1995 Stock Plan, and form of
                      Stock Option Agreement (10)

           13.1(2)    Proxy for 2000 Annual Meeting of Stockholders

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

(9) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-95079) filed on January 20, 2000.