Form 10-K/A
period 1999-12-31
SYBASE INC
filed 2000-05-10
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K/A

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

                  For the transition period from           to

                        Commission file number: 0 - 19395

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

             AMENDMENT AND CORRECTION TO ANNUAL REPORT ON FORM 10-K
                              FOR FISCAL YEAR 1999

The top line of the table appearing on page 16, Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - General and Administrative," is hereby amended to correct the reference from "(Dollars in millions)" to "(Dollars in thousands)."

Except as noted above, Sybase, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, remains as originally filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf of the undersigned, thereunto duly authorized.

                                             SYBASE, INC.

                                             By:    /s/ JOHN S. CHEN
                                                ------------------------------
May 8, 2000                                  John S. Chen
                                             Chairman of the Board, President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature                                          Title                                     Date
---------                                          -----                                     ----
/s/ JOHN S. CHEN                            Chairman of the Board, President,           May 8, 2000
----------------------------------------    Chief Executive Officer (Principal
(John S. Chen)                              Executive Officer) and Director

/s/ PIETER VAN DER VORST                    Vice President and                          May 8, 2000
----------------------------------------    Chief Financial Officer (Principal
(Pieter Van der Vorst)                      Financial Officer)

/s/ MARTIN J. HEALY                         Vice President and Corporate                May 8, 2000
----------------------------------------    Controller (Principal Accounting
(Martin J. Healy)                           Officer)

/s/ RICHARD C. ALBERDING                    Director                                    May 8, 2000
----------------------------------------
(Richard C. Alberding)

/s/ L. WILLIAM KRAUSE                       Director                                    May 8, 2000
----------------------------------------
(L. William Krause)

/s/ ALAN B. SALISBURY                       Director                                    May 8, 2000
----------------------------------------
(Alan B. Salisbury)

/s/ ROBERT P. WAYMAN                        Director                                    May 8, 2000
----------------------------------------
(Robert P. Wayman)

/s/ CECILIA CLAUDIO                         Director                                    May 8, 2000
----------------------------------------
(Cecilia Claudio)