Form 10-Q
period 2000-03-31
SYBASE INC
filed 2000-05-15
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On April 30, 2000, 89,186,260 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                                                                  Page
                                                                                  ----
Part I:     Financial Information

    Item 1: Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets as of March 31, 2000 and
    December 31, 1999                                                               3

    Condensed Consolidated Statements of Operations for the three
    months ended March 31, 2000 and 1999                                            4

    Condensed Consolidated Statements of Cash Flows for the three months
    ended March 31, 2000 and 1999                                                   5

    Notes to Condensed Consolidated Financial Statements                            6

    Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              15

    Item 3: Quantitative and Qualitative Disclosures of Market Risk                29

Part II:    Other Information

    Item 1: Legal Proceedings                                                      31

    Item 6: Exhibits and Reports on Form 8-K                                       32

Signatures                                                                         33

Exhibit Index                                                                      34

ITEM 1:  FINANCIAL STATEMENTS


                                  SYBASE, INC.

                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                               March 31,      December 31,
(Dollars in thousands, except share and per share data)                          2000             1999
                                                                               ---------      ------------
Current assets:
       Cash and cash equivalents                                               $ 272,991       $ 250,103
       Short-term cash investments                                                52,029          59,094
                                                                               ---------       ---------
             Total cash, cash equivalents and short-term cash investments        325,020         309,197

       Accounts receivable, net                                                  184,310         182,708
       Deferred income taxes                                                      15,826          15,826
       Other current assets                                                       19,546          14,924
                                                                               ---------       ---------

             Total current assets                                                544,702         522,655

Long-term cash investments                                                        37,892          43,702
Property, equipment and improvements, net                                         66,558          67,587
Deferred income taxes                                                             25,238          25,238
Capitalized software, net                                                         34,040          35,934
Goodwill and other purchased intangibles, net                                    176,397          24,528
Other assets                                                                       8,989          17,691
                                                                               ---------       ---------

             Total assets                                                      $ 893,816       $ 737,335
                                                                               =========       =========


Current liabilities:
       Accounts payable                                                        $  20,143       $   8,349
       Accrued compensation and related expenses                                  42,881          57,625
       Accrued income taxes                                                       30,381          40,253
       Other accrued liabilities                                                 108,333         101,876
       Deferred revenue                                                          216,672         187,323
                                                                               ---------       ---------

             Total current liabilities                                           418,410         395,426

Other liabilities                                                                  5,012           5,799

Commitments and contingent liabilities

Stockholders' equity:
       Preferred stock, $0.001 par value, 8,000,000
         shares authorized; none issued or outstanding                                --              --
       Common stock, $0.001 par value, 200,000,000
         shares authorized; 90,769,663 shares issued and 89,695,918 outstanding (1999-82,952,192 shares issued and 80,920,691
         outstanding)                                                                 91              83
       Additional paid-in capital                                                573,314         432,352
       Accumulated deficit                                                       (58,165)        (48,037)
       Accumulated other comprehensive loss                                      (20,165)        (16,426)
       Cost of 1,073,745 shares of treasury stock (1999-2,031,501 shares)        (24,681)        (31,862)
                                                                               ---------       ---------

             Total stockholders' equity                                          470,394         336,110
                                                                               ---------       ---------

             Total liabilities and stockholders' equity                        $ 893,816       $ 737,335
                                                                               =========       =========


See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  ------------------------
(In thousands, except per share data)                               2000           1999
                                                                  ---------      ---------
Revenues:
    License fees                                                  $ 110,668      $  98,270
    Services                                                        116,099        109,998
                                                                  ---------      ---------

              Total revenues                                        226,767        208,268

Costs and expenses:
    Cost of license fees                                             10,827         12,296
    Cost of services                                                 60,785         54,042
    Sales and marketing                                              83,268         77,872
    Product development and engineering                              31,692         37,178
    General and administrative                                       17,519         17,051
    Amortization of goodwill and other purchased intangibles          7,308          3,413
    In-process research and development                               8,000             --
                                                                  ---------      ---------

              Total costs and expenses                              219,399        201,852
                                                                  ---------      ---------


Operating income                                                      7,368          6,416

Interest income                                                       3,952          3,287
Interest expense and other, net                                         628           (247)
                                                                  ---------      ---------

Income before income taxes                                           11,948          9,456

Provision for income taxes                                            5,257          3,581
                                                                  ---------      ---------

               Net income                                         $   6,691      $   5,875
                                                                  =========      =========


Basic net income  per share                                       $    0.08      $    0.07
                                                                  =========      =========

Shares used in computing basic net income per share                  86,579         81,781
                                                                  =========      =========

Diluted net income per share                                      $    0.07      $    0.07
                                                                  =========      =========

Shares used in computing diluted net income per share                91,553         82,924
                                                                  =========      =========


See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -------------------------
(In thousands)                                                 2000            1999
                                                             ---------       ---------
Cash and cash equivalents, beginning of year                 $ 250,103       $ 224,665


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   6,691           5,875

    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                            25,077          23,889
       Write-off in-process research and development             8,000              --
       Loss on disposal of assets                                    5           2,672
       Deferred income taxes                                        --             (24)
       Changes in assets and liabilities:
           Accounts receivable                                     825          44,340
           Other current assets                                 (4,621)         (3,098)
           Accounts payable                                      8,142          (4,247)
           Accrued compensation and related expenses           (16,139)         (4,427)
           Accrued income taxes                                 (9,879)          2,241
           Other accrued liabilities                             6,778          (8,447)
           Deferred revenues                                    28,636            (177)
           Other                                                  (819)             21
                                                             ---------       ---------

Net cash provided by operating activities                       52,696          58,618

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale cash investments           (22,112)        (46,759)
    Maturities of available-for-sale cash investments           34,986           6,784
    Sales of available-for-sale cash investments                    --           2,495
    Business combinations, net of cash acquired                (26,907)         (8,047)
    Purchases of property, equipment and improvements           (7,903)         (4,551)
    Capitalized software development costs                      (3,697)         (4,103)
    Decrease in other assets                                     8,987           2,512
                                                             ---------       ---------

Net cash used for investing activities                         (16,646)        (51,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in other current liabilities                           --            (157)
    Proceeds from issuance of common stock                          --           4,482
    Proceeds from the issuance of treasury stock                15,572           4,223
    Purchases of treasury stock                                (25,211)         (1,079)
                                                             ---------       ---------

Net cash (used for) provided by financing activities            (9,639)          7,469

Effect of exchange rate changes on cash                         (3,523)         (4,383)
                                                             ---------       ---------

Net increase in cash and cash equivalents                       22,888          10,035

Cash and cash equivalents, end of period                       272,991         234,700

Cash investments, end of period                                 89,921          62,428
                                                             ---------       ---------

Total cash, cash equivalents, and cash investments, end
of period                                                    $ 362,912       $ 297,128
                                                             =========       =========

Supplemental disclosures:

    Interest paid                                            $      47       $      11
                                                             =========       =========

    Income taxes paid                                        $  12,749       $   3,582
                                                             =========       =========


See accompanying notes.

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries (Sybase, or the Company), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 1999 has been prepared from the audited consolidated financial statements of the Company.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report to Stockholders for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000. Certain previously reported amounts have been reclassified to conform to the current presentation format.

2. Business Combinations. On January 20, 2000, the Company acquired Home Financial Network (HFN), an Internet financial services company specializing in the development of customized e-Finance Web sites, in a transaction accounted for as a purchase. The total purchase cost was approximately $167.4 million, consisting of the following:

        (In millions)

        Issuance of 7,817,471 Sybase shares        $  129.8
        HFN stock options assumed                      11.2
        Cash                                           25.9
        Merger costs, legal and accounting               .5
                                                   --------
        Total Purchase Consideration               $  167.4
                                                   ========

The estimated fair value of the common stock to be issued is based on the average closing price of the Sybase common stock on the two days before and after the acquisition was announced on December 1, 1999. The estimated fair value of the HFN options assumed, which will be exchanged for cash and Sybase options, is based on the Black-Scholes model using the following assumptions:

        -      Expected lives of 0.4 to 4.0 years
        -      Expected volatility factor of 68.24%
        -      Risk-free interest rate of 5.51%
        -      Expected dividend rate of 0%

The estimated excess of the purchase price over the fair value of the net assets acquired has been valued at $166.5 million. Of this excess, $20.0 million was allocated to the established customer list, $18.0 million was allocated to developed technology, $120.5 million was allocated to goodwill, and $8.0 million was allocated to in-process research and development based upon a valuation prepared by an independent third-party appraiser. The amount allocated to in-process research

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


and development was charged to expense as a non-recurring charge in the first quarter of 2000 since the in-process research and development had not yet reached technological feasibility and had no alternative future uses. The amounts allocated to the established customer list, the developed technology and the goodwill are being amortized on a straight-line basis over periods of 10 years, 6 years and 7 years, respectively.

The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase and HFN as if the acquisition had occurred as of the beginning of 1999 and 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $8.0 million in acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

                                                   Three               Three
                                                  Months              Months
                                                   Ended               Ended
(In thousands except for per share data)          3/31/00            3/31/99
                                                -----------        -----------
Revenue                                         $   226,767        $   209,079

Net income (loss)                                    10,321               (260)

Basic net income (loss) per share                      0.12              (0.00)

Diluted net income (loss) per share                    0.11              (0.00)(a)

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

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. Net income per share. Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. The following table shows the computation of basic and diluted net income per share:

                                                               Three             Three
                                                               Months            Months
                                                               Ended             Ended
(In thousands, except per share data)                         3/31/00           3/31/99
                                                             ---------         ---------
Net income                                                   $   6,691         $   5,875

Shares used in computing basic net income per share             86,579            81,781

Effect of dilutive securities - stock options                    4,974             1,143
                                                             ---------         ---------

Shares used in computing diluted net income per share           91,553            82,924
                                                             =========         =========

Basic net income per share                                   $    0.08         $    0.07
                                                             =========         =========

Diluted net income per share                                 $    0.07         $    0.07

4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

                                                               Three             Three
                                                               Months            Months
                                                               Ended             Ended
(In thousands)                                                3/31/00           3/31/99
                                                             ---------         ---------
Net income                                                   $   6,691         $   5,875

Foreign currency translations adjustments                       (3,739)           (2,044)
                                                             ---------         ---------

Comprehensive income                                         $   2,952         $   3,831
                                                             =========         =========

5. New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. Any change in the Company's revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ending June 30, 2000.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's consolidated financial results.

6. Segment Information. The Company is organized into five separate business divisions, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including e-Business infrastructures that allow companies to present a personalized, seamless integration of content, commerce and communities. The Mobile and Embedded Computing Division (MEC) provides solutions that deliver enterprise information and applications to any locations where business transactions occur, whether it be a self-service kiosk, a remote branch office, or in the field using a hand-held device for remote access. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and transform data from multiple data sources. Financial Fusion, Inc.
(FFI), formerly HFN and now a wholly-owned subsidiary of the Company, delivers turnkey Internet banking solutions to financial institutions.
(See Note 2 - Business Combinations).

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company reports its ESD, MEC, IAD and BID divisions and FFI as reportable segments in accordance with Statement 131. The Company had four reportable segments in 1999: ESD, MEC, IAD and BID.

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

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2000 is presented below:

                                                                                                                        Consolidated
(In thousands)                             ESD          IAD          MEC          BID           FFI       Elimination      Total
                                         --------     --------     --------     --------      --------    -----------   ------------
Revenues:
  License fees                           $ 84,380     $ 14,619     $ 10,701     $     62      $    906            --      $110,668
  Services                                113,598          109          139           56         2,197            --       116,099
                                         --------     --------     --------     --------      --------      --------      --------

Direct revenues from external
customers                                 197,978       14,728       10,840          118         3,103            --       226,767

Intersegment revenues                         106       10,194        8,054        2,217         1,460       (22,031)           --
                                         --------     --------     --------     --------      --------      --------      --------

Total revenues                            198,084       24,922       18,894        2,335         4,563       (22,031)      226,767

Total allocated costs and
expenses before amortization of
goodwill and other purchased
intangibles, write off of
in-process research and
development and amortization of
purchased technology                      173,163       18,900       14,175        8,822         9,873       (22,031)      202,902
                                         --------     --------     --------     --------      --------      --------      --------

Operating income (loss) before
amortization of goodwill and
other purchased intangibles, write
off of in-process research and
development and amortization of
purchased technology                       24,921        6,022        4,719       (6,487)       (5,310)           --        23,865

Amortization of goodwill and
other purchased intangibles                 2,017          990           22          449         3,830            --         7,308

Write off of in-process research
and development                                --           --           --           --         8,000            --         8,000

Amortization of purchased technology          393           --           --           --           583            --           976
                                         --------     --------     --------     --------      --------      --------      --------

Operating income (loss) before
unallocated costs                          22,511        5,032        4,697       (6,936)      (17,723)           --         7,581

Unallocated expense                                                                                                            213
                                                                                                                          --------

Operating income                                                                                                             7,368

Interest income, interest
expense and other, net                                                                                                       4,580
                                                                                                                          --------

Income before income taxes                                                                                                $ 11,948

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the three months ended March 31, 1999 is presented below:

                                                                                                              Consolidated
(In thousands)                                 ESD          IAD           MEC         BID       Elimination      Total
                                             --------     --------     --------     --------    -----------   ------------
Revenues:
  License fees                               $ 74,222     $ 15,360     $  8,562     $    126            --      $ 98,270
  Services                                    109,819           --           --          179            --       109,998
                                             --------     --------     --------     --------      --------      --------

Direct revenues from external customers       184,041       15,360        8,562          305            --       208,268

Intersegment revenues                             300        8,196        7,154        2,877       (18,527)           --
                                             --------     --------     --------     --------      --------      --------

Total revenues                                184,341       23,556       15,716        3,182       (18,527)      208,268

Total allocated costs and expenses
before amortization of goodwill and
other purchased intangibles, write off
of in-process research and development
and amortization of purchased technology      166,068       18,828       12,559        7,920       (18,527)      186,848
                                             --------     --------     --------     --------      --------      --------

Operating income (loss) before
amortization of goodwill and other
purchased intangibles, write off of
in-process research and development and
amortization of purchased technology           18,273        4,728        3,157       (4,738)           --        21,420

Amortization of goodwill and other
purchased intangibles                           2,213          912           12          276            --         3,413

Amortization of purchased technology              393           --           --           --            --           393
                                             --------     --------     --------     --------      --------      --------

Operating income (loss) before
unallocated costs                              15,667        3,816        3,145       (5,014)           --        17,614

Other unallocated expense                                                                                         11,198
                                                                                                                --------

Operating income costs                                                                                             6,416

Interest income, interest  expense and
other, net                                                                                                         3,040
                                                                                                                --------

Income before income taxes                                                                                      $  9,456


7. Litigation. Following the Company's announcements on January 2, 1998 and January 21, 1998 regarding its preliminary results of operations for the quarter and year ended December 31, 1997, several class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court, Northern District of California (Northern California District Court). The complaints were similar and alleged violations of federal and state securities laws and requested unspecified monetary damages. A consolidated, amended class action complaint was served in June 1998 and named Sybase KK, the Company's Japanese subsidiary, and Yoshi Ogawa, the Company's former Japan country manager, as additional defendants.

On January 27, 1998, a purported shareholder derivative action was filed in the Superior Court of the State of California, County of Alameda (Alameda County Superior Court). The complaint alleged breach of fiduciary duties by certain present and former officers and/or directors in connection with the underlying circumstances alleged in the securities class action complaints described above. Two similar derivative actions were also filed in Alameda County Superior Court, and the three derivative actions were consolidated. On April 15, 1998, a derivative complaint was filed in the Northern California District Court. A second similar derivative

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


complaint was also filed in the same court. These cases were dismissed by the Plaintiffs. In addition, a similar complaint was filed in the Chancery Court in Delaware. The parties agreed to stay the Delaware case in light of the California action.

On April 18, 2000, the Company announced that it had agreed to settle the consolidated federal securities class action and the consolidated California shareholder derivative actions. The terms of these settlements are subject to court approval. The Company believes the settlements will have no financial impact on Sybase going forward.

Following the Company's announcement on April 3, 1995 of its preliminary results of operations for the quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. The complaints are similar and alleged violations of federal and state securities laws and requested unspecified monetary damages. A consolidated amended class action complaint was served in August 1995. On March 25, 1996, the Court denied Sybase's motion to dismiss the amended complaint in its entirety and granted the defendants' motion to dismiss certain individual defendants. The Company filed a motion for summary judgment. Prior to the judge ruling on the summary judgment, the parties agreed in April 1999 to settle the case for $14.8 million, with Sybase responsible for $1.5 million of such amount plus its accumulated legal expenses. The Company's insurers are responsible for the balance. Sybase and the insurers paid the settlement amount into an escrow account maintained by Sybase's outside attorneys pending approval of the settlement by the Court. After settlement was reached, the court ruled in favor of Sybase on the summary judgment motion and dismissed the case. The plaintiffs appealed, and the Ninth Circuit Court of Appeals vacated the judgment which dismissed the case, remanding the matter to the trial court for a hearing on the settlement agreement. The settlement amount of $1.5 million, and the related legal expenses were accrued by the Company during 1998. The settlement amount was still held in escrow as of March 31, 2000.

The Company is also a party to various legal disputes and proceedings arising from the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on the consolidated financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at March 31, 2000.

8. On February 2, 2000, the Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock in open market transactions from time to time, subject to price and market conditions. This action increased the aggregate total authorized under the repurchase program to $150.0 million.

On January 28, 2000, the Company entered into a 15-year non-cancelable lease of a new facility to be built in Dublin, California. The lessor has committed to securing funding to acquire the land and to build two buildings with a total of approximately 420,000 rentable square feet. The

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


lease agreement provides for five major milestones that if not met within agreed upon dates, allow for termination of the lease agreement. Payments under this lease will commence after the successful completion of building A of the project, no earlier than May 1, 2001. The Company has the option to renew the lease for up to two five-year extensions, subject to certain conditions.

The base rent shall be increased by four percent each year, commencing on the month following the anniversary of the first completion date and thereafter on each anniversary date of the adjustment date. The lease generally requires Sybase to pay operating costs, including property taxes, insurance and maintenance in addition to ordinary operating expenses (such as utilities). The Company has not entered into an agreement to purchase the facilities at the end of the initial lease or at the end of either five-year lease extension.

Future minimum payments under the lease agreement are as follows (dollars in thousands):

                  Year Ending December 31
                  ---------------------------
                  2001                                            $  5,200
                  2002                                              10,608
                  2003                                              11,302
                  2004                                              11,474
                  2005                                              11,933
                  Thereafter                                       157,728
                                                                  --------

                  Total minimum lease payments                    $208,245
                                                                  ========

9. Restructuring. In February 1998, the Company announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee, including reductions in sales and marketing, and product development and engineering expenses. The Company's goal was to significantly reduce its annual operating expenses by realigning the Company's resources around its core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. The 1998 Plan included the termination of at least 1,000 employees, the termination of certain product lines, and the consolidation or closure of certain facilities and subsidiaries. As a result of the 1998 Plan, the Company terminated approximately 1,100 employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software) wrote off costs of terminating certain product lines, and closed down subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. The Company has substantially completed all actions associated with its restructuring and believes that it has achieved the desired results.

                                   SYBASE INC.

                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The following table summarizes the activity related to the restructuring reserve at March 31, 2000:

                                                  Accrued                     Accrued
                                                Liabilities                 Liabilities
                                                     at          Amounts        at
(In thousands)                                    12/31/99        paid        3/31/00
                                                -----------      -------    -----------
Termination payments to employees and other
related costs                                      $  442        $  235        $  207

Lease cancellations and commitments                 1,296           253         1,043

Other                                                 372            --           372
                                                   ------        ------        ------

Total                                              $2,110        $  488        $1,622
                                                   ======        ======        ======

The remaining restructuring reserve primarily relates to certain lease payments contractually required of the Company on certain closed facilities, net of associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 1998 Plan. The leases expire at various dates through 2003 and substantially all the remaining termination benefits are anticipated to be paid during 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)

                                      Three          Three
                                      Months         Months
                                      Ended          Ended         Percent
                                     3/31/00        3/31/99         Change
                                     -------        -------        --------
License fees                          $110.7         $ 98.3             13%
  Percentage of total revenues            49%            47%


Services                              $116.1         $110.0              6%
  Percentage of total revenues            51%            53%

Total revenues                        $226.8         $208.3              9%

Total revenues for the three months ended March 31, 2000 increased 9 percent to $226.8 million as compared to $208.3 million for the three months ended March 31, 1999.

License fees revenues increased 13 percent to $110.7 million for the three months ended March 31, 2000 as compared to $98.3 million for the three months ended March 31, 1999. The increase in license fees revenues during the quarter is primarily due to an increase in ESD revenues (primarily enterprise database products), an increase in MEC (primarily mobile database products) revenues, and the FFI revenues primarily associated with the Company's acquisition of HFN (See
Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1). The increases in license revenue generated by the ESD and MEC divisions were partially offset by a decrease in the license revenues of the BID division (primarily data warehouse products). Whether the increase in license fees revenues continues will depend, in part, on the Company's ability to enhance existing products and to introduce, on a timely basis, new products that meet customer requirements. See "Future Operating Results."

Services revenues increased 6 percent to $116.1 million for the three months ended March 31, 2000 as compared to $110.0 million for the three months ended March 31, 1999. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products, and product support and maintenance fees. The increase in services revenue is primarily due to an increase in product support and maintenance fees.

Services revenues as a percentage of total revenues decreased to 51 percent for the three months ended March 31, 2000 as compared to 53 percent for the three months ended March 31, 1999.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)

                                         Three          Three
                                         Months         Months
                                         Ended          Ended        Percent
                                        3/31/00        3/31/99        Change
                                        -------        -------       --------
North American                          $134.8         $126.9              6%
  Percentage of total revenues              59%            61%

International
  European                              $ 64.3         $ 56.9             13%
    Percentage of total revenues            28%            27%

  Intercontinental                      $ 27.7         $ 24.5             13%
    Percentage of total revenues            12%            12%

Total International                     $ 92.0         $ 81.4             13%
    Percentage of total revenues            41%            39%

Total revenues                          $226.8         $208.3              9%

North American revenues (United States and Canada) increased 6 percent to $134.8 million for the three months ended March 31, 2000, as compared to $126.9 million for the three months ended March 31, 1999. International revenues increased 13 percent for the three months ended March 31, 2000, to $92.0 million from $81.4 million for the three months ended March 31, 1999. European revenues increased 13 percent for the three months ended March 31, 2000 to $64.3 million as compared to $56.9 million for the three months ended March 31, 1999. Intercontinental revenues (Japan, Asia Pacific and South America) increased 13 percent for the three months ended March 31, 2000 to $27.7 million as compared to $24.5 million for the three months ended March 31, 1999. The increase in North America revenues was primarily attributable to an increase in revenues of the ESD division. The increase in European revenues was primarily related to an increase in revenues of the IAD and MEC divisions. The increase in Intercontinental revenues was primarily attributable to an increase in revenues of the ESD division. International revenues comprised 41 percent of total revenues for the three months ended March 31, 2000, up from 39 percent for the same period for 1999.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three months ended March 31, 2000 and 1999. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see "Future Operating Results" and "Quantitative and Qualitative Disclosures of Market Risk," Part II, Item 3.

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                              Three           Three
                                              Months          Months
                                              Ended           Ended          Percent
                                             3/31/00         3/31/99          Change
                                             -------         -------         --------
Cost of license fees                         $  10.8         $  12.3             (12%)
  Percentage of license fees revenues             10%             13%

Cost of services                             $  60.8         $  54.0              12%
  Percentage of services revenues                 52%             49%

Sales and marketing                          $  83.3         $  77.9               7%
  Percentage of total revenues                    37%             37%

Product development and engineering          $  31.7         $  37.2             (15%)
  Percentage of total revenues                    14%             18%

General and administrative                   $  17.5         $  17.1               3%
  Percentage of total revenues                     8%              8%

Amortization of goodwill and
other purchased intangibles                  $   7.3         $   3.4             114%
  Percentage of total revenues                     3%              2%

In-process research and development          $   8.0              --               *
  Percentage of total revenues                     4%             --

---------------

*    Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs, and third-party royalty costs. These costs were $10.8 million for the three months ended March 31, 2000, down from $12.3 million for the three months ended March 31, 1999. Such costs were 10 percent of license fees revenue for the three months ended March 31, 2000 as compared to 13 percent for the three months ended March 31, 1999. The decrease in the cost of license fees was primarily due to a decrease in royalties payable to third parties, which was partially offset by an increase in amortization relating to capitalized software and technology acquired in the HFN transaction. Amortization of capitalized software costs included in cost of license fees was $5.6 million for the three months ended March 31, 2000 as compared to $4.7 million for the three months ended March 31, 1999. The increase in amortization of purchased software and capitalized software costs was primarily related to Powerbuilder 7.0, DWN products and Jaguar 3.0 and 3.5.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $60.8 million for the three months ended March 31, 2000 as compared to $54.0 million for the three months ended March 31, 1999. These costs were 52 percent and 49 percent of services revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in cost of services in absolute dollars and as a percentage of services revenues is primarily due to an increase in the number of consulting personnel located in North America

(partially attributable to the HFN transaction), and market driven increases in the labor costs associated with consulting personnel. (See Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1).

Sales and Marketing. Sales and marketing expenses increased 7 percent to $83.3 million for the three months ended March 31, 2000 as compared to $77.9 million for the three months ended March 31, 1999. These costs remained consistent at 37 percent as a percentage of total revenues for the three months ended March 31, 2000 and 1999. The increase in sales and marketing expenses in absolute dollars is primarily due to sales expenses associated with the increased license fee revenues and costs, and certain marketing programs undertaken during the quarter ended March 31, 2000. The increase in sales and marketing expense was partially offset by a decrease in allocated common costs pertaining to legal fees and litigation costs in connection with defending its lawsuits (See Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1). The Company allocates certain common costs including legal, litigation, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 15 percent to $31.7 million for the three months ended March 31, 2000 as compared to $37.2 million for the three months ended March 31, 1999. These costs as a percentage of total revenues were 14 percent and 18 percent for the three months ended March 31, 2000 and 1999, respectively. The decrease in product development and engineering in absolute dollars and as a percentage of total revenues is due primarily to a decrease in allocated common costs.

The Company capitalized approximately $3.7 million of software development costs for the three months ended March 31, 2000 as compared to $4.1 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, capitalized software costs included costs incurred for the development of the Enterprise PortalTM, Adaptive ServerR Enterprise 12.5, Adaptive Server IQ 12.4.2, DirectConnectTM 12.0 and MainframeConnectTM 12.0.

The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $17.5 million for the three months ended March 31, 2000 as compared to $17.1 million for the same period in 1999. General and administrative expenses represented 8 percent of total revenues for both the three months ended March 31, 2000 and 1999. The slight increase in general and administrative expenses in absolute dollars is primarily due to the costs associated with growth of the Company infrastructure during the quarter associated with revenue growth.

Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles were $7.3 million for the three months ended March 31, 2000 as compared to $3.4 million for the three months ended March 31, 1999. These costs increased as a percentage of total revenues to 3 percent for the three months ended March 31, 2000 compared to 2 percent for the same period in 1999. This increase is primarily due to $3.8 million of amortization of goodwill and established customer list associated with the HFN acquisition (See Note 2 to Condensed Consolidated Financial Statements, Part I,
Item 1).

In-process Research and Development. The following paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our expectations, including percentage of completion, expected product release dates, dates for which we expect to begin generating benefits from projects, expected product capabilities and product life cycles, costs and efforts to complete projects, growth rates, projected revenue and expense information used by us to calculate discounted cash flows and discount rates. These forward-looking statements involve risks and uncertainties, and the cautionary statements including those set forth below and in "Future Operating Results" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such factors included but are not limited to, delays in the development of in-process technologies or the release of products into the market, the complexity of the technology, our ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and market or general economic considerations. In addition, there can be no assurance that any of the new products discussed below will be completed, that such products will achieve either technological or commercial success or that we will receive any economic benefit from such products as a result of delays in the development of the technology, the complexity of the technology, changes in customer needs, or for other reasons, including those described above.

In connection with the acquisition of HFN in the quarter ended March 31, 2000, the Company allocated $8.0 million of the total purchase price of approximately $167.4 million to purchased in-process research and development. As part of the process of analyzing this acquisition, the decision was made to buy technology that had not yet been commercialized rather than develop the technology internally. This decision was based on factors such as the amount of time and costs it would take to bring the technology to market.

HFN is a software company involved in the development of technologies that enable financial institutions to deliver their services to customers via the Internet. At the acquisition date, HFN was conducting development and qualification activities related to a suite of products encompassing bill presentment, small business functions, alternative service delivery methods and related underlying software technology. At the date of the acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was immediately expensed at acquisition.

The Company estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development by determining the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, by applying risk adjusted discount rates. The selection of the discount rate was based on a weighted average cost of capital, adjusted to reflect risks associated with the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances known at the time, and each technologies' degree of completion. Projected future net cash flows attributable to HFN's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 20%. The Company believes that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount another third party would pay for the projects.

Revenue estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. The analysis of the in-process technology was determined by incorporating revenue related to the expected evolution of the technology over time. Once developed, the estimated lifecycle of the product suite was estimated to be approximately 5 to 7 years. As a whole, HFN was expected to exhibit compound annual growth of approximately 38% in the period from 2000 through 2007. It was projected that the suite of products resulting from the in-process research and development efforts would begin generating revenue in 2000 and positive cash flow in 2001. Operating expenses included selling, general and administrative expenses, and research and development expenses. Total research and development was divided into: (i) the costs to complete the in-process research and development projects and (ii) costs for developed products that had already been introduced to the market, including product maintenance. Costs to complete in-process projects were estimated by management. These costs were allocated based on an analysis of expected project completion dates.

The resultant target margin that HFN expected to achieve from the in-process products was approximately 37%. Profitability was expected to be significantly lower in the first several years of the product suite's lifecycle compared to the latter years due to a higher level of sales and marketing expenses as a percentage of revenue in the earlier years. The financial forecasts only included results that were projected to be generated by HFN on a standalone basis. Synergies resulting from the combination of Sybase were not incorporated into the analysis.

To properly analyze the research and development efforts that had been accomplished to date and exclude the effort to be completed on the development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only the accomplishments made as of the date of the acquisition towards the ultimate completion of the in-process R&D projects. The relative contribution made on the research and development efforts was assessed based on a variety of factors including absolute development time (costs) incurred to date, management estimates, and a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts and the associated risks. Overall, HFN's in-process research and development projects were estimated to be approximately 75% complete. HFN estimated that the projects would be completed in March 2000, after which time it expected to begin generating economic benefits from the completed projects. As of the valuation date, approximately 86 man months totaling $650,000 had been expended on the in-process research and development projects. In total, costs to complete HFN's in-process research and development were expected to be approximately $150,000 and require 23 man months of work. Completion of these projects was expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn a new-to-the world software suite into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved. Historically, many of HFN's in-process research and development projects have required rework and additional expenditures in comparable stages of development.

Research and development efforts expected to be completed in March 2000 are substantially complete and actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

OPERATING INCOME
(DOLLARS IN MILLIONS)

                                       Three          Three
                                       Months         Months
                                       Ended          Ended        Percent
                                      3/31/00        3/30/99        Change
                                      -------        -------       --------
Operating income                      $  7.4         $  6.4             15%
  Percentage of total revenues             3%             3%

Operating income was $7.4 million for the three months ended March 31, 2000 compared to operating income of $6.4 million for the three months ended March 31, 1999. The increase in operating income is due primarily to the $18.5 million increase in total revenues which was partially offset by a $17.5 million increase in operating expenses including $12.4 million associated with the amortization of goodwill and established customer lists, write-off of in-process research and development and the amortization of purchased technology relating to the acquisition of HFN.

OTHER INCOME (EXPENSE), NET
(DOLLARS IN MILLIONS)

                                        Three          Three
                                        Months         Months
                                        Ended          Ended         Percent
                                       3/31/00        3/31/99         Change
                                       -------        -------        --------
Interest income                        $  4.0         $  3.3              20%
  Percentage of total revenues              2%             2%


Interest expense and other, net        $  0.6         $ (0.2)              *
  Percentage of total revenues              *              *

---------------

*    Not meaningful

Interest income increased 20 percent to $4.0 million for the three months ended March 31, 2000 compared to $3.3 million for the three months ended March 31, 1999. Interest income consists primarily of interest earned on investments. The increase in interest income is primarily due to the increase in the average-invested cash balances in the first quarter of 2000.

Interest expense and other, net was $0.6 million for the three months ended March 31, 2000 compared to $(0.2) million for the three months ended March 31, 1999. Interest expense and other, net consists primarily of interest expense on capital lease obligations, bank fees and net gains and losses resulting from the Company's foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                   Three         Three
                                   Months        Months
                                   Ended         Ended        Percent
                                  3/31/00       3/31/99       Change
                                  -------       -------      --------
Provision for income taxes        $  5.3        $  3.6            47%

The Company recorded income tax provisions of $5.3 million for the three months ended March 31, 2000, as compared to $3.6 million for the three months ended March 31, 1999, an increase of 47 percent. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

The Company had net deferred tax assets of $41.1 million at March 31, 2000. The deferred tax assets were net of a valuation allowance of $20.6 million. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on the Company's effective tax rate and results of operations in future periods.

NET INCOME PER SHARE
(DOLLARS AND SHARES IN MILLIONS)

                                                              Three           Three
                                                              Months          Months
                                                              Ended           Ended          Percent
                                                             3/31/00         3/31/99          Change
                                                             -------         -------         --------
Net income                                                   $   6.7         $   5.9              14%
  Percentage of total revenues                                     3%              3%

Basic net income per share                                   $  0.08         $  0.07              14%

Diluted net income per share                                 $  0.07         $  0.07               0%

Shares used in computing basic net income per share             86.6            81.8               6%

Shares used in computing diluted net income per share           91.6            82.9              10%

The Company reported net income of $6.7 million for the three months ended March 31, 2000 as compared to net income of $5.9 million for the three months ended March 31, 1999. The increase in net income is related to an increase in total revenues and interest income and expense and other, net which was partially offset by an increase in operating expenses. Basic net income per share was $0.08 for the three months ended March 31, 2000 as compared to $0.07 for the same period in 1999. Diluted net income per share remained consistent at $0.07 for both the three months ended March 31, 2000 and 1999. Shares used in computing basic net income per share increased 6 percent for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due primarily to the shares issued for the acquisition of HFN, (See Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1), the exercise of employee stock options and the increase of shares outstanding under the employee stock purchase plan. Shares used in computing diluted net income per share increased 10 percent for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due primarily to the reasons stated above, and an increase in outstanding stock options.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                    Three           Three
                                                    Months          Months
                                                    Ended           Ended         Percent
                                                   3/31/00         3/31/99         Change
                                                   -------         -------        --------
Working capital                                    $ 126.3         $  65.5             93%

Cash, cash equivalents and cash investments        $ 362.9         $ 297.1             22%

Net cash  provided by operating activities         $  52.7         $  58.6            (10%)

Net cash used for investing activities             $  16.6         $  51.7            (68%)

Net cash provided by financing activities          $  (9.6)        $   7.5              *

---------------

*    Not meaningful

Net cash provided by operating activities was $52.7 million for the three months ended March 31, 2000 compared to $58.6 million for the three months ended March 31, 1999. Net cash provided by operating activities reflects a decrease in accounts receivable of $0.8 million for the three months ended March 31, 2000 as compared to a decrease of $44.3 million for the three months ended March 31, 1999. Net cash provided by operating activities also reflects an increase in deferred revenue $28.6 million for the three months ended March 31, 2000 compared to a decrease of $.2 million for the three months ended March 31, 1999. Depreciation and amortization charges, which are included in the net income, but do not require the use of cash, amounted to $25.1 million for the three months ended March 31, 2000 compared to $23.9 million for the three months ended March 31, 1999. This increase in depreciation and amortization was primarily due to the amortization of goodwill and other purchased intangibles, excluding the write off of in-process research and development for HFN which resulted in a non-cash charge of $8.0 million in the quarter, associated with the HFN transaction. (See Note 2 to Condensed Consolidated Financial Statements, Part
I, Item 1).

Net cash used for investing activities was $16.6 million for the three months ended March 31, 2000 compared to net cash used for investing activities of $51.7 million for the three months ended March 31, 1999. Investing activities included: capital expenditures of $7.9 million for the three months ended March 31, 2000 compared to $4.6 million in the same period for 1999; $26.9 million for business combinations, net of cash acquired, for the three months ended March 31, 2000 compared to $8.0 million for the three months ended March 31, 1999; and capitalized software development costs amounting to $3.7 million for the three months ended March 31, 2000 compared $4.1 million in the comparable period of 1999. Net cash provided from net maturities of investments was $12.9 million for the three months ended March 31, 2000 compared to net purchases of cash investments of $37.5 million for the same period of 1999.

Net cash used for financing activities for the three months ended March 31, 2000 was $9.6 million compared to net cash provided by financing activities of $7.5 million in the same period for 1999. Cash of $25.2 million was used by the Company during the three months ended March 31, 2000 to repurchase its common stock. During this same period, no cash proceeds were generated from the issuance of common stock. In the three months ended March 31,

1999, cash proceeds of $4.5 million were generated from the issuance of Common Stock. Cash of $15.6 million was generated from the issuance of treasury stock associated with the Company's stock option and employee stock purchase plans in the three months ended March 31, 2000 compared to $4.2 million generated in the comparable period of 1999.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of March 31, 2000, the Company had identifiable assets totaling $166.7 million associated with its European operations and $72.8 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposure from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see "Qualitative and Quantitative Disclosure of Market Risk," Part II, Item 3). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated other comprehensive loss in stockholders' equity.

Cash, cash equivalents and cash investments totaled $362.9 million at March 31, 2000, compared to $297.1 million at March 31, 1999.

During the three months ended March 31, 2000, the Company repurchased 1.1 million shares of its common stock for $25.2 million pursuant to the Board of Directors' authorization. On February 2, 2000, the Board of Directors authorized the Company to repurchase up to an additional $50.0 million of its outstanding common stock in open market transactions from time to time, subject to price and market conditions. This action increased the $100.0 million previously authorized under this program.

The Company believes that it has the financial resources needed for the foreseeable future to meet its presently anticipated business requirements, including capital expenditures and strategic programs.

FUTURE OPERATING RESULTS

Sybase's future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Revenue-Related Factors

The timing and amount of Sybase's revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. In the Company's experience, license fees revenues tend to decline between the fourth quarter of one year and the first quarter of the next year. This has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. For example, total revenues for the quarter ended March 31, 2000 were $226.8 million compared to total revenues of $237.1 million for the quarter ended December 31, 1999. We currently anticipate that this seasonal pattern will continue.

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

Divisional Sales Model

In January 1999, the Company realigned its direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall Company revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, Financial Fusion, Inc. (formerly HFN), a wholly-owned subsidiary, increased the Company's focus on the financial services market. If the Company has misjudged the demand for its products and services in these markets, or if the divisions are unable to coordinate their respective sales efforts in a focused and efficient way, the change could materially and adversely affect Sybase's business and prospects.

International Operations

Sybase derives a substantial portion of its revenues from its international operations. For the period ended March 31, 2000, these revenues represented 41% of the Company's total revenues for that period. In 1999, these revenues represented 39% of the Company's total revenues. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "Financial Risk Management - Foreign Exchange Risk" above, incorporated here by reference.

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

Human Resources

The Company's inability to hire and retain qualified technical, managerial, sales and other employees could affect our product development and sales efforts, other aspects of Company operations, and our financial results. Competition for such personnel is intense, particularly with the increase in pre-IPO Internet "dot-com" companies that attract many skilled and knowledgeable individuals. The Company's financial and stock price performance relative to the "dot-com" companies and other companies with whom Sybase competes for employees could also impact the degree of future employee turnover.

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

Acquisitions

Sybase frequently explores possible acquisitions and strategic ventures with third parties as a way of expanding and enhancing its business. Sybase has acquired a number of companies during the past several years, and will likely acquire other companies, products, or technologies in the future. On January 20, 2000, the Company acquired Home Financial Network, an Internet financial services company specializing in the development of customized e-Finance Web sites. In 1999, Sybase acquired Data Warehouse Network, a provider of industry-specific business intelligence applications. During 1998, the Company acquired Intellidex, a provider of data management technology for deploying and managing data warehouse environments. For a further discussion of the Company's recent acquisitions, see Note 2 to Condensed Consolidated Financial Statements,
Part I, Item 1 incorporated here by reference.

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

Recent Accounting Pronouncements

For a discussion of risks associated with recent accounting pronouncements, see
Note 5 to Condensed Consolidated Financial Statements, Part I, Item 1.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under "Future Operating Results," Part II,
Item 2.

Foreign Exchange Risk

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial position and results of operations. Historically, the Company's primary exposures have related to nondollar-denominated sales and expenses in Europe, Asia Pacific, including Japan and Australia, and Latin America. In order to reduce the effect of foreign currency fluctuations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany accounts receivable owed to the Company as a result of local sales of software licenses by the Company's international subsidiaries. The majority of these exposures are denominated in European and Asia Pacific currencies, primarily the Euro and Hong Kong dollar. These forward exchange contracts are recorded at fair value and are short-term in nature (usually 30 days or less). There has been no material change in the Company's foreign exchange risk exposure since December 31, 1999.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates to the Company's investment portfolio, which consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and two years. The Company does no use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.

The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of tax, if material. Unrealized gains and losses at March 31, 2000 were not material.

The Company has no cash flow exposure due to rate changes for cash equivalent and cash investments as all of these investments are at fixed interest rates.

There has been no material change in the Company's interest rate risk exposure since December 31, 1999.

PART II:     OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1.

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

             27  Financial Data Schedule

             (b) Reports on Form 8-K:

             Filed on February 3, 2000; Report on Form 8-KA filed on April 3, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2000                     SYBASE, INC.


                                 By /s/ PIETER VAN DER VORST
                                    --------------------------------------------
                                 Pieter Van der Vorst
                                      Vice President and Chief Financial Officer
                                     (Principal Financial Officer)



                                 By /s/  MARTIN J. HEALY
                                    --------------------------------------------
                                 Martin J. Healy
                                     Vice President and Corporate Controller
                                     (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



Exhibit Number           Description
--------------           -----------

27                       Financial Data Schedule