Form 10-K/A
period 1999-12-31
SYBASE INC
filed 2000-06-19
CIK 768262

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 2000 as reported on the NASDAQ National Market System, was approximately $2,110,475,333. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2000, Registrant had 89,851,184 shares of Common Stock outstanding.

             AMENDMENT AND CORRECTION TO ANNUAL REPORT ON FORM 10-KA
                              FOR FISCAL YEAR 1999


The disclosure appearing on pages 17 and 18, Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Cost (Reversal) of Restructuring" and under the subheading of "Estimated product and employee termination liabilities" is hereby replaced with the following:

In the first quarter of 1998, the Company recorded restructuring charges of approximately $6.7 million associated with anticipated liabilities for claims resulting from the abandonment of products no longer core to the Company's business and from the termination of employees. Of this amount, $5.0 million was associated with anticipated liabilities for claims and the associated cost of litigation resulting from the abandonment of products no longer core to the Company's business, and $1.7 million was associated with anticipated liabilities for legal expenses, claims and the associated cost of litigation resulting from the termination of employees. The accrual relating to the abandonment of products no longer core to the Company's business was based on the Company's recent experience with obligations arising from its discontinuance of products in prior years. The amounts related to the employee terminations were accrued based on the Company's recent history of legal claims associated with employee terminations, its experience with employees filing claims when terminated as part of previous restructuring plans and, legal counsel's estimate of associated legal and litigation expenses.

In the fourth quarter of 1998, the Company reevaluated this liability. Based on actual claims received, amounts paid to date and legal counsel's estimate of future obligations to customers and employees, the Company reduced the liability by approximately $5.0 million. Of the liability reversed, $4.3 million was associated with the discontinuance of products, and $0.7 million was associated with employee terminations.

Legal costs included in the estimated product and employee termination liabilities, described above, include: the estimated cost of formal legal filings and proceedings required for the termination of employees in various foreign countries; the cost of outside legal assistance in the planning and preparing the proper forms of termination notification; and, other advice specific to the restructure. The restructuring charges in 1998 also included accounting costs related to additional fees incurred by our independent auditors, specifically related to their consultation, review and audit, of the 1998 restructuring charges. The fees in connection with these services were in excess and separate from the annual audit fees approved by our Audit Committee. These legal costs and accounting fees would not have been incurred if not for the restructuring and the services received did not benefit activities to be continued after the restructuring.

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

The Company assessed the status of the restructure accrual at the end of each quarter in 1999. As of March 31, 1999, no new information had arisen since the restructure actions were taken in December 1998, which warranted a reversal of the accrual. A $5.6 million reversal of the restructuring charge was recorded as of June 30, 1999. This reversal primarily related to termination payments to employees and lease cancellations and commitments associated with 20 locations, which arose for the reasons described above during the quarter. As of September 30, 1999 no significant additional developments occurred that required the accrual to be adjusted further. During the quarter ended December 31, 1999, $2.9 million of restructure charges were reversed in connection with certain leased facilities, primarily two facilities in Germany, and in connection with certain terminated employees. The nature of the significant reversals to the accrual for terminated employees and leases occurring in the fourth quarter were substantially the same as those occurring in the second quarter. The 1999 reversals were primarily attributable to termination payments and associated benefits for 110 employees and lease cancellation and commitment accruals relating to facilities in approximately 22 locations.

The following table summarizes the activity related to the restructuring liability at December 31, 1999 (dollars in thousands):

                                         Accrued                                             Accrued
                                       liabilities   Amounts                               liabilities
                                           at        written      Amounts       Amounts         at
                                        12/31/98       off         paid        reversed      12/31/99
                                       -----------   --------     --------     --------    -----------
Termination payments to employees
and other related costs                  $12,483           --      $ 8,208      $ 3,833      $   442

Lease cancellations and commitments        9,538           --        4,041        4,201        1,296

Costs related to closing of
subsidiaries, including write-off
of goodwill                                2,730        2,730           --           --           --

Other                                      2,567           --        1,701          494          372
                                         -------      -------      -------      -------      -------
                                         $27,318      $ 2,730      $13,950      $ 8,528      $ 2,110
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

Except as noted above, Sybase, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000 and subsequently amended on May 10, 2000 remains as filed with the Securities and Exchange Commission.



                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            SYBASE, INC.

                                            By: /s/ JOHN S. CHEN
                                               ---------------------------------
June 19, 2000                                  John S. Chen
                                               Chairman of the Board, President
                                               and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature                                         Title                        Date
---------                                         -----                        ----
/s/ JOHN S. CHEN                    Chairman of the Board, President,      June 19, 2000
------------------------------      Chief Executive Officer (Principal
(John S. Chen)                      Executive Officer) and Director


/s/ PIETER VAN DER VORST            Vice President and                     June 19, 2000
------------------------------      Chief Financial Officer (Principal
(Pieter Van der Vorst)              Financial Officer)

/s/ MARTIN J. HEALY                 Vice President and Corporate           June 19, 2000
------------------------------      Controller  (Principal Accounting
(Martin J. Healy)                   Officer)

/s/ RICHARD C. ALBERDING            Director                               June 19, 2000
------------------------------
(Richard C. Alberding)

/s/ L. WILLIAM KRAUSE               Director                               June 19, 2000
------------------------------
(L. William Krause)

/s/ ALAN B. SALISBURY               Director                               June 19, 2000
------------------------------
(Alan B. Salisbury)

/s/ ROBERT P. WAYMAN                Director                               June 19, 2000
------------------------------
(Robert P. Wayman)

/s/ CECILIA CLAUDIO                 Director                               June 19, 2000
------------------------------
(Cecilia Claudio)