Form 10-Q
period 2000-06-30
SYBASE INC
filed 2000-08-11
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       For the Quarter Ended June 30, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On July 31, 2000, 89,019,133 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000


                                      INDEX

                                                                            Page
                                                                            ----
Forward-Looking Statements                                                    3

Part I:  Financial Information

      Item 1:  Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 2000               4
      (Unaudited) and December 31, 1999

      Condensed Consolidated Statements of Operations for the three           5
      months and six months ended June 30, 2000 and 1999 (Unaudited)

      Condensed Consolidated Statements of Cash Flows for the six months      6
      ended June 30, 2000 and 1999 (Unaudited)

      Notes to Condensed Consolidated Financial Statements (Unaudited)        7

      Item 2:  Management's Discussion and Analysis of Financial Condition   18
      and Results of Operations (Unaudited)

      Item 3:  Quantitative and Qualitative Disclosures of Market Risk       33

Part II: Other Information

      Item 1:  Legal Proceedings                                             35

      Item 4:  Submission of Matters to a Vote of Security Holders           35

      Item 6:  Exhibits and Reports on Form 8-K                              35

Signatures                                                                   37

Exhibit Index                                                                38

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

ITEM 1: FINANCIAL STATEMENTS


                                  SYBASE, INC.
                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30     December 31
(Dollars in thousands, except share and per share data)                                  2000          1999
                                                                                      (Unaudited)
                                                                                       ---------    -----------
Current assets:
           Cash and cash equivalents                                                  $ 214,578       $ 250,103
           Short-term cash investments                                                   59,181          59,094
                                                                                      ---------       ---------
                    Total cash, cash equivalents and short-term cash investments        273,759         309,197

           Accounts receivable, net                                                     194,941         182,708
           Deferred income taxes                                                         15,839          15,826
           Other current assets                                                          20,064          14,924
                                                                                      ---------       ---------
                    Total current assets                                                504,603         522,655

Long-term cash investments                                                               66,808          43,702
Property, equipment and improvements, net                                                62,091          67,587
Deferred income taxes                                                                    25,236          25,238
Capitalized software, net                                                                33,226          35,934
Goodwill and other purchased intangibles, net                                           169,400          24,528
Other assets                                                                              5,272          17,691
                                                                                      ---------       ---------
                    Total assets                                                      $ 866,636       $ 737,335
                                                                                      =========       =========


Current liabilities:
           Accounts payable                                                           $  15,633       $   8,349
           Accrued compensation and related expenses                                     50,901          57,625
           Accrued income taxes                                                          35,543          40,253
           Other accrued liabilities                                                     96,627         101,876
           Deferred revenue                                                             198,613         187,323
                                                                                      ---------       ---------
                    Total current liabilities                                           397,317         395,426

Other liabilities                                                                         5,867           5,799

Commitments and contingent liabilities

Stockholders' equity:
           Preferred stock, $0.001 par value, 8,000,000
              shares authorized; none issued or outstanding                                  --              --
           Common stock, $0.001 par value, 200,000,000
              shares authorized; 90,804,457 shares issued and 89,060,736 outstanding (1999-82,952,192 shares issued and 80,920,691
              outstanding)                                                                   91              83
           Additional paid-in capital                                                   573,614         432,352
           Accumulated deficit                                                          (51,006)        (48,037)
           Accumulated other comprehensive loss                                         (20,928)        (16,426)
           Cost of 1,743,721 shares of treasury stock (1999-2,031,501 shares)           (38,319)        (31,862)
                                                                                      ---------       ---------
                    Total stockholders' equity                                          463,452         336,110
                                                                                      ---------       ---------
                    Total liabilities and stockholders' equity                        $ 866,636       $ 737,335
                                                                                      =========       =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                Three Months Ended            Six Months Ended
                                                                                    June 30                       June 30
                                                                           -------------------------       -----------------------
(In thousands, except per share data)                                        2000            1999           2000           1999
                                                                           ---------       ---------       --------      ---------
Revenues:
             License fees                                                  $ 110,872       $  95,703       $221,541      $ 193,973
             Services                                                        123,179         114,484        239,279        224,482
                                                                           ---------       ---------       --------      ---------
                       Total revenues                                        234,051         210,187        460,820        418,455

Costs and expenses:
             Cost of license fees                                             10,697           8,492         21,524         20,788
             Cost of services                                                 61,329          52,110        122,114        106,152
             Sales and marketing                                              83,915          77,177        167,183        155,049
             Product development and engineering                              31,467          35,385         63,159         72,563
             General and administrative                                       17,763          17,736         35,282         34,787
             Amortization of goodwill and other purchased intangibles          9,163           3,707         16,471          7,120
             In-process research and development                                  --              --          8,000             --
             Cost (reversals) of restructuring                                    --          (5,619)            --         (5,619)
                                                                           ---------       ---------       --------      ---------
                       Total costs and expenses                              214,334         188,988        433,733        390,840
                                                                           ---------       ---------       --------      ---------


Operating income                                                              19,717          21,199         27,087         27,615

Interest income                                                                4,378           3,112          8,330          6,399
Interest expense and other, net                                                 (150)            469            478            222
                                                                           ---------       ---------       --------      ---------
Income before income taxes                                                    23,945          24,780         35,895         34,236

Provision for income taxes                                                    10,536          10,480         15,794         14,061
                                                                           ---------       ---------       --------      ---------
                        Net income                                         $  13,409       $  14,300       $ 20,101      $  20,175
                                                                           =========       =========       ========      =========
Basic net income  per share                                                $    0.15       $    0.17       $   0.23      $    0.25
                                                                           =========       =========       ========      =========
Shares used in computing basic net income per share                           89,249          82,191         87,914         81,986
                                                                           =========       =========       ========      =========
Diluted net income per share                                               $    0.14       $    0.17       $   0.22      $    0.24
                                                                           =========       =========       ========      =========
Shares used in computing diluted net income per share                         93,608          83,776         92,597         83,381
                                                                           =========       =========       ========      =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30
                                                                                -------------------------
(In thousands)                                                                     2000            1999
                                                                                ---------       ---------
Cash and cash equivalents, beginning of year                                    $ 250,103       $ 224,665

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    20,101          20,175
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                           51,604          47,053
           Write-off of in-process research and development                         8,000              --
           Write-off of assets in restructuring                                        --            (390)
           (Gain) Loss on disposal of assets                                          (50)          2,899
           Deferred income taxes                                                      (11)            (92)
           Changes in assets and liabilities:
                 Accounts receivable                                              (12,518)         35,494
                 Other current assets                                              (5,140)         (3,470)
                 Accounts payable                                                   3,950          (3,508)
                 Accrued compensation and related expenses                         (8,119)         (2,745)
                 Accrued income taxes                                              (4,717)          8,355
                 Other accrued liabilities                                         (3,673)        (16,978)
                 Deferred revenues                                                 10,577         (11,638)
                 Other                                                                 37              52
                                                                                ---------       ---------
Net cash provided by operating activities                                          60,041          75,207


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available-for-sale cash investments                             (81,884)       (103,007)
     Maturities of available-for-sale cash investments                             53,673           9,843
     Sales of available-for-sale cash investments                                   5,017           7,530
     Business combinations, net of cash acquired                                  (30,339)         (8,047)
     Purchases of property, equipment and improvements                            (11,412)         (8,480)
     Capitalized software development costs                                        (8,572)         (8,631)
     Decrease in other assets                                                      10,960           6,961
                                                                                ---------       ---------
Net cash used for investing activities                                            (62,557)       (103,831)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in other current liabilities                                             --            (182)
     Proceeds from issuance of common stock                                           300           4,703
     Proceeds from the issuance of treasury stock                                  18,285          11,118
     Purchases of treasury stock                                                  (47,810)        (16,952)
                                                                                ---------       ---------
Net cash used for financing activities                                            (29,225)         (1,313)

Effect of exchange rate changes on cash                                            (3,784)         (5,981)
                                                                                ---------       ---------
Net decrease in cash and cash equivalents                                         (35,525)        (35,918)

Cash and cash equivalents, end of period                                          214,578         188,747

Cash investments, end of period                                                   125,989         110,582
                                                                                ---------       ---------
Total cash, cash equivalents, and cash investments, end of period               $ 340,567       $ 299,329
                                                                                =========       =========

Supplemental disclosures:

     Interest paid                                                              $     307       $      44
                                                                                =========       =========
     Income taxes paid                                                          $  17,009       $   7,362
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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000. Certain previously reported amounts have been reclassified to conform to the current presentation format.

2. Business Combinations. On January 20, 2000, the Company acquired Home Financial Network, Inc. (HFN), an Internet financial services company specializing in the development of customized e-Finance Web-sites, in a transaction accounted for as a purchase. The total purchase cost was approximately $167.4 million, consisting of the following:


           (In millions, except share amounts)

           Issuance of 7,817,471 Sybase shares            $129.8
           HFN stock options assumed                        11.2
           Cash                                             25.9
           Merger costs, legal and accounting                 .5
                                                          ------
           Total Purchase Consideration                   $167.4
                                                          ======

The estimated fair value of the common stock to be issued was based on the average closing price of the Sybase common stock on the two days before and after the acquisition was announced on December 1, 1999. The estimated fair value of the HFN options assumed, which will be exchanged for cash and Sybase options, was based on the Black-Scholes valuation model using the following assumptions:

       -     Expected lives of 0.4 to 4.0 years
       -     Expected volatility factor of 68.24%
       -     Risk-free interest rate of 5.51%
       -     Expected  dividend rate of 0%

The estimated excess of the purchase price over the fair value of the net assets acquired has been valued at $166.5 million. Of this excess, $20.0 million was allocated to the established customer list, $18.0 million was allocated to developed technology, $120.5 million was allocated to goodwill, and $8.0 million was allocated to in-process research and development based upon a

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

valuation prepared by an independent third-party appraiser. The amount allocated to in-process research and development was charged to expense as a non-recurring charge in the first fiscal quarter of 2000 since the in-process research and development had not yet reached technological feasibility and had no alternative future uses. The amounts allocated to the established customer list, the developed technology and the goodwill are being amortized on a straight-line basis over periods of 10 years, 6 years and 7 years, respectively.

The following unaudited pro forma quarterly financial information presents the combined fiscal results of operations of Sybase and HFN as if the acquisition had occurred as of the beginning of 1999 and 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $8.0 million in acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

                                              Six              Six
                                             Months          Months
                                             Ended            Ended
(In thousands except for per share data)    6/30/00          6/30/99
                                            --------         --------
Revenue                                     $460,820         $419,799

Net income (loss)                             15,805            5,502

Basic net income (loss) per share               0.18             0.06

Diluted net income (loss) per share             0.17             0.06

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

In February 1999, the Company acquired Data Warehouse Network (DWN), an Ireland-based, privately held provider of packaged, industry-specific business intelligence applications. Under terms of the acquisition agreement, the Company paid $2.7 million in cash for certain assets and assumed certain liabilities of DWN. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed-upon performance criteria. The aggregate maximum additional amount payable over a three-year period is $5.3 million of which $1.8 million has been paid to date. The transaction was accounted for as a purchase. Substantially all of the amount paid was allocated to purchased software and intangible assets. The results of operations of DWN have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

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

                                                    Three        Three         Six          Six
                                                    Months       Months       Months       Months
                                                    Ended        Ended        Ended        Ended
(In thousands, except per share data)              6/30/00      6/30/99      6/30/00      6/30/99
                                                   -------      -------      -------      -------
Net income                                         $13,409      $14,300      $20,101      $20,175

Shares used in computing basic net
income per share                                    89,249       82,191       87,914       81,986

Effect of dilutive securities - stock options        4,359        1,585        4,683        1,395
                                                   -------      -------      -------      -------
Shares used in computing diluted
net income per share                                93,608       83,776       92,597       83,381

Basic net income per share                         $  0.15      $  0.17      $  0.23      $  0.25
                                                   =======      =======      =======      =======
Diluted net income per share                       $  0.14      $  0.17      $  0.22      $  0.24
                                                   =======      =======      =======      =======


4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

                                          Three          Three           Six            Six
                                          Months         Months         Months         Months
                                          Ended          Ended          Ended          Ended
(In thousands)                           6/30/00        6/30/99        6/30/00        6/30/99
                                         --------       --------       --------       --------
Net income                               $ 13,409       $ 14,300       $ 20,101       $ 20,175

Foreign currency translation losses          (763)        (3,903)        (4,502)        (5,947)
                                         --------       --------       --------       --------
Comprehensive income                     $ 12,646       $ 10,397       $ 15,599       $ 14,228
                                         ========       ========       ========       ========

5. New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. Any change in the Company's revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ending December 31, 2000.

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

6. Segment Information. The Company is organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

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

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company reports its ESD, MEC, IAD and BID divisions and FFI as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement
131). The Company had four reportable segments in 1999: ESD, MEC, IAD and BID.

The Company's Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss which includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments. The Company's CODM does not view segment results below operating profit (loss), and therefore, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. The Company does not account for or report to the CODM its assets or capital expenditures by segment.

A summary of the segment financial information reported to the CODM for the three months ended June 30, 2000 is presented below:

                                                                                                                       Consolidated
(In thousands)                                ESD          IAD         MEC         BID          FFI       Elimination     Total
                                            --------     -------     -------     -------      --------    -----------  ------------
Revenues:
   License fees                             $ 79,770     $15,170     $12,285     $   132      $  3,515           --      $110,872
   Services                                  119,541         117         347         577         2,597           --       123,179
                                            --------     -------     -------     -------      --------      -------      --------
Direct revenues from external customers      199,311      15,287      12,632         709         6,112           --       234,051

Intersegment revenues                            697       6,818       9,945       4,791           285      (22,536)           --
                                            --------     -------     -------     -------      --------      -------      --------
Total revenues                               200,008      22,105      22,577       5,500         6,397      (22,536)      234,051

Total allocated costs and expenses
before amortization of goodwill and
other purchased intangibles, write
off of in-process research and
development and amortization of
purchased technology                         172,823      16,629      16,957       7,531        11,307      (22,536)      202,711
                                            --------     -------     -------     -------      --------      -------      --------
Operating income (loss) before
amortization of goodwill and other
purchased intangibles, write off of
in-process research and development and
amortization of purchased technology          27,185       5,476       5,620      (2,031)       (4,910)          --        31,340

Amortization of goodwill and other
purchased intangibles                          1,867         984          21       1,189         5,102           --         9,163

Amortization of purchased technology             393          --          --          --           750           --         1,143
                                            --------     -------     -------     -------      --------      -------      --------
Operating income (loss) before
unallocated costs                             24,925       4,492       5,599      (3,220)      (10,762)          --        21,034

Unallocated expense                                                                                                         1,317
                                                                                                                         --------
Operating income                                                                                                           19,717

Interest income, interest expense
and other, net                                                                                                              4,228
                                                                                                                         --------
Income before income taxes                                                                                               $ 23,945
                                                                                                                         ========

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended June 30, 1999 is presented below:

                                                                                                                  Consolidated
(In thousands)                                          ESD         IAD         MEC         BID      Elimination     Total
                                                     --------     -------     -------     -------    -----------  ------------
Revenues:
   License fees                                      $ 64,917     $17,103     $ 9,847     $ 3,836           --      $ 95,703
   Services                                           114,278          --          --         206           --       114,484
                                                     --------     -------     -------     -------      -------      --------

Direct revenues from external customers               179,195      17,103       9,847       4,042           --       210,187

Intersegment revenues                                     477       7,494       8,375       2,473      (18,819)           --
                                                     --------     -------     -------     -------      -------      --------

Total revenues                                        179,672      24,597      18,222       6,515      (18,819)      210,187

Total allocated costs and expenses before
amortization of goodwill and other
purchased intangibles, write off of
in-process research and development and
amortization of purchased technology                  156,181      20,591      13,305       7,600      (18,819)      178,858
                                                     --------     -------     -------     -------      -------      --------

Operating income (loss) before amortization
of goodwill and other purchased intangibles,
write off of in-process research and development
and amortization of purchased technology               23,491       4,006       4,917      (1,085)          --        31,329

Amortization of goodwill and other purchased
intangibles                                             2,679         852          12         164           --         3,707

Amortization of purchased technology                      393          --          --          --           --           393
                                                     --------     -------     -------     -------      -------      --------

Operating income (loss) before unallocated
costs                                                  20,419       3,154       4,905      (1,249)          --        27,229

Unallocated expense                                                                                                    6,030
                                                                                                                    --------
Operating income                                                                                                      21,199

Interest income, interest  expense and other,
net                                                                                                                    3,581
                                                                                                                    --------
Income before income taxes                                                                                          $ 24,780
                                                                                                                    ========

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2000 is presented below:

                                                                                                                        Consolidated
(In thousands)                                     ESD        IAD        MEC          BID          FFI      Elimination     Total
                                                --------    -------    --------     --------     --------   ----------- -----------
Revenues:
   License fees                                 $164,150    $29,789    $ 22,986     $    195     $  4,421           --     $221,541
   Services                                      233,140        226         486          633        4,794           --      239,279
                                                --------    -------    --------     --------     --------     --------     --------
Direct revenues from external customers          397,290     30,015      23,472          828        9,215           --      460,820

Intersegment revenues                                803     17,012      17,999        7,008        1,745      (44,567)          --
                                                --------    -------    --------     --------     --------     --------     --------
Total revenues                                   398,093     47,027      41,471        7,836       10,960      (44,567)     460,820

Total allocated costs and expenses before
amortization of goodwill and other
purchased intangibles, write off of
in-process research and development and
amortization of purchased technology             345,986     35,528      31,132       16,353       21,179      (44,567)     405,611
                                                --------    -------    --------     --------     --------     --------     --------

Operating income (loss) before amortization
of goodwill and other purchased intangibles,
write off of in-process research and
development and amortization of
purchased technology                              52,107     11,499      10,339       (8,517)     (10,219)          --       55,209

Amortization of goodwill and other purchased
intangibles                                        3,884      1,974          43        1,638        8,932           --       16,471

Write off of in-process research and
development                                           --         --          --           --        8,000           --        8,000

Amortization of purchased technology                 786         --          --           --        1,333           --        2,119
                                                --------    -------    --------     --------     --------     --------     --------

Operating income (loss) before unallocated
costs                                             47,437      9,525      10,296      (10,155)     (28,484)          --       28,619

Unallocated expense                                                                                                           1,532
                                                                                                                           --------
Operating income                                                                                                             27,087

Interest income, interest expense and other,
net                                                                                                                           8,808
                                                                                                                           --------
Income before income taxes                                                                                                 $ 35,895
                                                                                                                           ========

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 1999 is presented below:

                                                                                                                Consolidated
(In thousands)                                      ESD          IAD         MEC         BID       Elimination     Total
                                                  --------     -------     -------     --------    -----------  ------------
Revenues:
   License fees                                   $139,139     $32,463     $18,409     $  3,962           --      $193,973
   Services                                        224,097          --          --          385           --       224,482
                                                  --------     -------     -------     --------      -------      --------

Direct revenues from external customers            363,236      32,463      18,409        4,347           --       418,455

Intersegment revenues                                  777      15,690      15,529        5,350      (37,346)           --
                                                  --------     -------     -------     --------      -------      --------

Total revenues                                     364,013      48,153      33,938        9,697      (37,346)      418,455

Total allocated costs and expenses before
amortization of goodwill and other
purchased intangibles, write off of
in-process research and development and
amortization of purchased technology               322,249      39,419      25,864       15,520      (37,346)      365,706
                                                  --------     -------     -------     --------      -------      --------

Operating income (loss) before amortization
of goodwill and other purchased intangibles,
write off of in-process research and
development and amortization of purchased
technology                                          41,764       8,734       8,074       (5,823)          --        52,749

Amortization of goodwill and other purchased
intangibles                                          4,892       1,764          24          440           --         7,120

Amortization of purchased technology                   786          --          --           --           --           786
                                                  --------     -------     -------     --------      -------      --------

Operating income (loss) before unallocated
costs                                               36,086       6,970       8,050       (6,263)          --        44,843

Unallocated expense                                                                                                 17,228
                                                                                                                  --------
Operating income                                                                                                    27,615

Interest income, interest  expense and other,
net                                                                                                                  6,621
                                                                                                                  --------
Income before income taxes                                                                                        $ 34,236
                                                                                                                  ========

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

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

complaint was filed in the Northern California District Court. A second similar derivative complaint was also filed in the same court. These cases were dismissed by the Plaintiffs. In addition, a similar complaint was filed in the Chancery Court in Delaware. The parties agreed to stay the Delaware case in light of the California action.

On April 18, 2000, the Company announced that it had agreed to settle the consolidated federal securities class action and the consolidated California shareholder derivative actions. The terms of the federal securities class actions settlement are subject to court approval. The terms of the settlement of the shareholder derivative actions were approved by the court on July 7, 2000. The Company believes the settlements will have no future financial impact on Sybase.

Following the Company's announcement on April 3, 1995 of its preliminary results of operations for the quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. The complaints are similar and alleged violations of federal and state securities laws and requested unspecified monetary damages. A consolidated amended class action complaint was served in August 1995. On March 25, 1996, the Court denied Sybase's motion to dismiss the amended complaint in its entirety and granted the defendants' motion to dismiss certain individual defendants. The Company filed a motion for summary judgment. Prior to the judge ruling on the summary judgment, the parties agreed in April 1999 to settle the case for $14.8 million, with Sybase responsible for $1.5 million of such amount plus its accumulated legal expenses. The Company's insurers are responsible for the balance. Sybase and the insurers paid the settlement amount into an escrow account maintained by Sybase's outside attorneys pending approval of the settlement by the Court. After settlement was reached, the court ruled in favor of Sybase on the summary judgment motion and dismissed the case. The plaintiffs appealed, and the Ninth Circuit Court of Appeals vacated the judgment that dismissed the case, remanding the matter to the trial court for a hearing on the settlement agreement. The trial court approved the settlement on June 13, 2000. The settlement amount of $1.5 million, and the related legal expenses were accrued by the Company during 1998. The settlement amount was still held in escrow as of June 30, 2000.

The Company is also a party to various legal disputes and proceedings arising from the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on the consolidated financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at June 30, 2000.

8. Future Commitments. On February 2, 2000, the Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock in open market transactions from time to time, subject to price and market conditions. This action increased the aggregate total authorized under the repurchase program to $150.0 million.

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On January 28, 2000, the Company entered into a 15-year non-cancelable lease of a new facility to be built in Dublin, California. The lessor has committed to securing funding to acquire the land and to build two buildings with a total of approximately 420,000 rentable square feet. The lease agreement provides for five major milestones that if not met within agreed upon dates, allow for termination of the lease agreement. Payments under this lease will commence after the successful completion of building A of the project, no earlier than May 1, 2001. The Company has the option to renew the lease for up to two five-year extensions, subject to certain conditions.

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

       Year Ending December 31
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

                                  SYBASE, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table summarizes the activity related to the restructuring reserve at June 30, 2000:

                                               Accrued Liabilities               Accrued Liabilities
                                                       at             Amounts            At
(In thousands)                                      12/31/99           paid           6/30/00
                                               -------------------    -------    -------------------
Termination payments to employees and
other related costs                                  $  442            $235            $  207

Lease cancellations and commitments                   1,296             515               781

Other                                                   372              --               372
                                                     ------            ----            ------
Total                                                $2,110            $750            $1,360
                                                     ======            ====            ======


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

10. Costs (Reversals) of Restructuring. The Company has assessed the status of the restructure accrual at the end of each quarter since the restructure actions were last taken in December 1998. During the three months ended June 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 plan. The reversals included $1.8 million related to termination payments to employees and other related costs; $3.1 million related to lease cancellations and commitments; and $0.7 million of legal and other fees. The significant components of the reversal to the accrual for termination payments to employees and other related costs included: termination payments due to employees who were terminated as part of the 1998 Plan, which were not claimed by the affected employees or were not utilized because the employee did not stay a specified period to qualify for the benefits, and termination payments due to employees who were terminated as part of the 1998 Plan but were asked to stay with the Company to fill open positions. The significant components of the reversal relating to the accrual for lease cancellations and commitments included accruals, associated with 20 locations, where the Company was able to sublet certain closed facilities earlier than anticipated or was able to negotiate a settlement with the landlord for the termination of the leases on certain closed facilities for an amount less than the amount provided in the 1998 Plan. During the six months ended June 30, 2000 no new information has arisen which warranted a reversal of the accrual.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


REVENUES
(DOLLARS IN MILLIONS)
                                       Three Months     Three Months      Percent     Six Months        Six Months       Percent
                                       Ended 6/30/00    Ended 6/30/99     Change     Ended 6/30/00     Ended 6/30/99     Change
                                       -------------    -------------     -------    -------------     -------------     -------
License fees                              $110.9           $ 95.7           16%          $221.5           $194.0          14%
    Percentage of total revenues             47%              46%                           48%              46%

Services                                  $123.2           $114.5            8%          $239.3           $224.5           7%
    Percentage of total revenues             53%              54%                           52%              54%

Total revenues                            $234.1           $210.2           11%          $460.8           $418.5          10%

Total revenues for the three months ended June 30, 2000 increased 11 percent to $234.1 million as compared to $210.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, total revenues increased 10 percent to $460.8 million as compared to $418.5 million for the six months ended June 30, 1999.

License fees revenues increased 16 percent to $110.9 million for the three months ended June 30, 2000 as compared to $95.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, license fees revenues increased 14 percent to $221.5 million as compared to $194.0 million for the six months ended June 30,1999. The increase in license fees revenues during the quarter and year to date is primarily due to an increase in ESD revenues (primarily enterprise database products), an increase in MEC revenues (primarily mobile database products), and the FFI revenues primarily associated with the Company's acquisition of HFN (See Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1). The increases in license revenues generated by the ESD and MEC divisions were partially offset by a decrease in the license revenues of the BID (primarily data warehouse products) and IAD (primarily PowerBuilder(R) products) divisions. Whether the increase in license fees revenues continues will depend, in part, on the Company's ability to enhance existing products and to introduce, on a timely basis, new products that meet customer requirements. See "Future Operating Results."

Services revenues increased 8 percent to $123.2 million for the three months ended June 30, 2000 as compared to $114.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, services revenues increased 7 percent to $239.3 million as compared to $224.5 million in the six months ended June 30, 2000. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products, and product support and maintenance fees. The increase in services revenues during the quarter and year to date is primarily due to an increase in product support and maintenance fees as well as an increase in consulting revenue primarily related to FFI.

Services revenues as a percentage of total revenues decreased to 53 percent and 52 percent for the three and six months ended June 30, 2000, respectively, as compared to 54 percent for the three and six months ended June 30, 1999.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)
                                           Three Months     Three Months      Percent     Six Months        Six Months       Percent
                                           Ended 6/30/00    Ended 6/30/99     Change     Ended 6/30/00     Ended 6/30/99     Change
                                           -------------    -------------     -------    -------------     -------------     -------
North American                                $146.2           $125.8           16%          $280.9           $252.8          11%
     Percentage of total revenues                62%              60%                           61%              60%

International
     European                                 $ 57.4           $ 57.1            1%          $121.7           $113.9           7%
        Percentage of total revenues             25%              27%                           26%              27%

     Intercontinental                         $ 30.5           $ 27.3           12%          $ 58.2           $ 51.8          12%
        Percentage of total revenues             13%              13%                            13%              13%

Total International                           $ 87.9           $ 84.4            4%          $179.9           $165.7           9%
     Percentage of total revenues                38%              40%                           39%              40%

Total revenues                                $234.1           $210.2           11%          $460.8           $418.5          10%

North American revenues (United States and Canada) increased 16 percent to $146.2 million for the three months ended June 30, 2000, as compared to $125.8 million for the three months ended June 30, 1999. North American revenues increased 11 percent to $280.9 million in the six months ended June 30, 2000 as compared to $252.8 million for the six months ended June 30, 1999. International revenues increased 4 percent and 9 percent for the three and six months ended June 30, 2000, respectively, to $87.9 million and $179.9 million, from $84.4 million and $165.7 million, respectively, for both comparable periods of 1999. European revenues increased 1 percent and 7 percent for the three and six months ended June 30, 2000, respectively, to $57.4 million and $121.7 million, from $57.1 million and $113.9 million, respectively, for both comparable periods of 1999. Intercontinental revenues (Japan, Asia Pacific and South America) increased 12 percent for the three and six months ended June 30, 2000, to $30.5 million and $58.2 million, from $27.3 million and $51.8 million, respectively, for both comparable periods of 1999. The increase in North America revenues for the three and six months ended June 30, 2000 was primarily attributable to an increase in revenues of the ESD division and the revenues of the FFI division. The increase in European revenues for the three month period ended June 30, 2000 was primarily related to an increase in revenues of the MEC and ESD divisions partially offset by decreased revenues in the IAD division. The increase in European revenues for the six month period ended June 30, 2000 primarily related to an increase in revenues of the MEC and IAD divisions. The increase in Intercontinental revenues for the three and six months ended June 30, 2000 was primarily related to an increase in revenues of the ESD and MEC divisions.

International revenues comprised 38 percent and 39 percent of total revenues for the three and six months ended June 30, 2000, respectively, compared to 40 percent for the three and six months ended June 30, 1999.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three and six months ended June 30, 2000 and 1999. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see "Future Operating Results" and "Quantitative and Qualitative Disclosures of Market Risk," Part I, Item 3.

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)
                                                   Three         Three                     Six             Six
                                                Months Ended  Months Ended   Percent   Months Ended    Months Ended    Percent
                                                  6/30/00       6/30/99       Change      6/30/00         6/30/99       Change
                                                ------------  ------------   -------   ------------    ------------    -------
Cost of license fees                               $10.7        $ 8.5           26%        $ 21.5         $ 20.8           4%
    Percentage of license fees revenues               10%           9%                        10%            11%

Cost of services                                   $61.3        $52.1           18%        $122.1         $106.2          15%
    Percentage of services revenues                   50%          46%                        51%            47%

Sales and marketing                                $83.9        $77.2            9%        $167.2         $155.0           8%
     Percentage of total revenues                     36%          37%                        36%            37%

Product development and
engineering                                        $31.5        $35.4          (11%)       $ 63.2         $ 72.6         (13%)
     Percentage of total revenues                     13%          17%                        14%            17%

General and administrative                         $17.8        $17.7             0%       $ 35.3         $ 34.8           1%
     Percentage of total revenues                      8%           8%                         8%             8%

Amortization of goodwill and other purchased
intangibles                                        $ 9.2        $ 3.7           147%       $ 16.5         $  7.1         131%
     Percentage of total revenues                      4%           2%                         4%             2%

In-process research and development                   --           --            --        $  8.0             --           *
     Percentage of total revenues                     --           --                          2%             --

Cost (reversal) of restructuring                      --        $(5.6)           *             --         $ (5.6)          *
     Percentage of total revenues                     --           (3%)                        --            (1%)

----------------
* Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs, and third-party royalty costs. These costs were $10.7 million and $21.5 million for the three and six months ended June 30, 2000, respectively, as compared to $8.5 million and $20.8 million for the same periods in 1999. Such costs were 10 percent of license fees revenues for the three and six months ended June 30, 2000, as compared to 9 percent and 11 percent for the same periods in

1999. The increase in the cost of license fees in the three and six months ended June 30, 2000 as compared to the same periods in 1999 was primarily due to increases in amortization of capitalized software costs and the amortization of purchased technology acquired in the HFN transaction. This increase was partially offset by a decrease in royalties payable to third parties. Amortization of capitalized software costs included in cost of license fees was $5.8 million and $11.4 million for the three and six months ended June 30, 2000, respectively, as compared to $4.9 million and $9.6 million for the same periods in 1999. The increase in amortization of capitalized software costs was primarily related to Adaptive Server(R) Enterprise 12.0, PowerBuilder(R) 7.0, and Jaguar CTS(TM) 3.0 and 3.5.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $61.3 million and $122.1 million for the three and six months ended June 30, 2000, respectively, as compared to $52.1 million and $106.2 million for the comparable periods of 1999. These costs were 50 percent and 51 percent of services revenues for the three months and six months ended June 30, 2000, as compared to 46 percent and 47 percent for the same periods in 1999. The increase in cost of services in absolute dollars and as a percentage of services revenues for both comparable periods is primarily due to an increase in the number of consulting personnel located in North America (partially attributable to the acquisition of HFN), and market driven increases in the labor costs associated with consulting personnel.

Sales and Marketing. Sales and marketing expenses increased 9 percent and 8 percent to $83.9 million and $167.2 million for the three and six months ended June 30, 2000, respectively, as compared to $77.2 million and $155.0 million for the same periods in 1999. These costs were at 36 percent of total revenues for the three and six months ended June 30, 2000 as compared to 37 percent for the same periods in 1999. The increase in sales and marketing expenses in absolute dollars for both comparable periods is primarily due to sales expenses associated with increased license fees revenues and costs, and certain marketing programs. The increase in sales and marketing expense was partially offset by a decrease in allocated common costs. The Company allocates various common costs including certain legal expenses, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 11 percent and 13 percent to $31.5 million and $63.2 million for the three and six months ended June 30, 2000, respectively, as compared to $35.4 million and $72.6 million for the same periods in 1999. These costs as a percentage of total revenues were 13 percent and 14 percent for the three and six months ended June 30, 2000, respectively, and 17 percent for the same periods in 1999. The decrease in product development and engineering in absolute dollars and as a percentage of total revenues for both comparable periods is primarily due to a decrease in allocated common costs.

The Company capitalized approximately $4.9 million and $8.6 million of software development costs for the three and six months ended June 30, 2000, respectively, as compared to $4.5 million and $8.6 million for the same periods in 1999. For the six months ended June 30, 2000, capitalized software costs included costs incurred for the development of the Sybase(R) Enterprise Portal, Adaptive Server(R) Enterprise 12.5, Adaptive Server IQ 12.4.2 and 12.5, DirectConnect(TM) 12.0 and 12.5, Enterprise Application Server, and MainframeConnect(TM) 12.0 and 12.5.

The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $17.8 million and $35.3 million for the three and six months ended June 30, 2000, respectively, as compared to $17.7 million and $34.8 million for the same periods in 1999. General and administrative expenses represented 8 percent of total revenues for the three and six months ended June 30, 2000 and 1999. The slight increase in general and administrative expenses in absolute dollars for both comparable periods is primarily due to the costs associated with FFI.

Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles were $9.2 million and $16.5 million for the three and six months ended June 30, 2000, respectively, as compared to $3.7 million and $7.1 million for the same periods in 1999. These costs were 4 percent of total revenues for the three and six months ended June 30, 2000, and 2 percent for the same periods in 1999, respectively. The increase in absolute dollars is primarily due to amortization of goodwill and established customer list associated with the HFN acquisition (See Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1).

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

The Company estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development by determining the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk adjusted discount rates. The selection of the discount rate was based on a weighted average cost of capital, adjusted to reflect risks associated with the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances known at the time, and each technologies' degree of completion. Projected future net cash flows attributable to HFN's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 20%. The Company believes that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount another third party would pay for the projects.

Revenue estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. The analysis of the in-process technology was determined by incorporating revenue related to the expected evolution of the technology over time. Once developed, the estimated lifecycle of the product suite was estimated to be approximately 5 to 7 years. As a whole, HFN was expected to exhibit compound annual growth of approximately 38 percent in the period from 2000 through 2007. It was projected that the suite of products resulting from the in-process research and development efforts would begin generating revenue in 2000 and positive cash flow in 2001. Operating expenses included selling, general and administrative expenses, and research and development expenses. Total research and development was divided into: (i) the costs to complete the in-process research and development projects and (ii) costs for developed products that had already been introduced to the market, including product maintenance. Costs to complete in-process projects were estimated by management. These costs were allocated based on an analysis of expected project completion dates.

The resultant target margin that HFN expected to achieve from the in-process products was approximately 37 percent. Profitability was expected to be significantly lower in the first several years of the product suite's lifecycle compared to the latter years due to a higher level of sales and marketing expenses as a percentage of revenue in the earlier years. The financial forecasts only included results that were projected to be generated by HFN on a standalone basis. Synergies resulting from the combination of Sybase were not incorporated into the analysis.

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

The research and development efforts described above are substantially complete and actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Costs (Reversals) of Restructuring. In February 1998, the Company announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee, including reductions in sales and marketing, and product development and engineering expenses.

The Company's goal was to significantly reduce its annual operating expenses by realigning the Company's resources around its core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. The 1998 Plan included the termination of at least 1,000 employees, the termination of certain product lines, and the consolidation or closure of certain facilities and subsidiaries. As a result of the 1998 Plan, the Company terminated approximately 1,100 employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software), wrote off costs of terminating certain product lines, and closed down subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. The Company has substantially completed all actions associated with its restructuring and believes that it has achieved the desired results.

The Company has assessed the status of the restructure accrual at the end of each quarter since the restructure actions were last taken in December 1998. During the three months ended June 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 plan. The reversals included $1.8 million related to termination payments to employees and other related costs; $3.1 million related to lease cancellations and commitments; and $0.7 million of legal and other fees. The significant components of the reversal to the accrual for termination payments to employees and other related costs included: termination payments due to employees who were terminated as part of the 1998 Plan, which were not claimed by the affected employees or were not utilized because the employee did not stay a specified period to qualify for the benefits, and termination payments due to employees who were terminated as part of the 1998 Plan but were asked to stay with the Company to fill open positions. The significant components of the reversal relating to the accrual for lease cancellations and commitments included accruals, associated with 20 locations, where the Company was able to sublet certain closed facilities earlier than anticipated or was able to negotiate a settlement with the landlord for the termination of the leases on certain closed facilities for an amount less than the amount provided in the 1998 Plan. During the six months ended June 30, 2000 no new information has arisen which warranted a reversal of the accrual.

OPERATING INCOME
(DOLLARS IN MILLIONS)
                                           Three Months     Three Months      Percent     Six Months        Six Months       Percent
                                           Ended 6/30/00    Ended 6/30/99     Change     Ended 6/30/00     Ended 6/30/99     Change
                                           -------------    -------------     -------    -------------     -------------     -------
Operating income                               $19.7           $21.2           (7%)         $27.1              $27.6          (2%)
    Percentage of total revenues                 8%              10%                          6%                 7%

Operating income exclusive of cost
(reversals) of restructuring                   $19.7           $15.6           27%          $27.1              $22.0          23%
    Percentage of total revenues                 8%              7%                           6%                5%

Operating income, was $19.7 million and $27.1 million for the three and six months ended June 30, 2000, respectively, compared to operating income (exclusive of reversals of restructuring charges) of $15.6 million and $22.0 million for the same periods in 1999. The increase in operating income for both comparable periods is primarily due to an increase in total revenues which was partially offset by an increase in operating expenses including expenses associated with the amortization of goodwill and established customer lists, the write-off of in-process research and development and the amortization of purchased technology relating to the acquisition of HFN.

OTHER INCOME (EXPENSE), NET
(DOLLARS IN MILLIONS)
                                           Three Months     Three Months      Percent     Six Months        Six Months       Percent
                                           Ended 6/30/00    Ended 6/30/99     Change     Ended 6/30/00     Ended 6/30/99     Change
                                           -------------    -------------     -------    -------------     -------------     -------
Interest income                               $ 4.4            $3.1             41%          $8.3              $6.4            30%
    Percentage of total revenues                2%              1%                            2%                2%

Interest expense and other, net               $(0.2)           $0.5              *           $0.5              $0.2           115%
    Percentage of total revenues                *               *                             *                 *

---------------
* Not meaningful

Interest income increased 41 percent and 30 percent to $4.4 million and $8.3 million for the three and six months ended June 30, 2000, respectively, compared to $3.1 million and $6.4 million for the same periods in 1999. Interest income consists primarily of interest earned on investments. The increase in interest income for both comparable periods is primarily due to the increase in the average-invested cash balances.

Interest expense and other, net was ($0.2) million and $0.5 million for the three and six months ended June 30, 2000, respectively, compared to $0.5 million and $0.2 million for the same periods in 1999. Interest expense and other, net consists primarily of interest expense on capital lease obligations, bank fees and net gains and losses resulting from the Company's foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)
                                           Three Months     Three Months      Percent     Six Months        Six Months       Percent
                                           Ended 6/30/00    Ended 6/30/99     Change     Ended 6/30/00     Ended 6/30/99     Change
                                           -------------    -------------     -------    -------------     -------------     -------
Provision for income taxes                     $10.5            $10.5            1%          $15.8            $14.1            12%

---------------
* Not meaningful

The Company recorded income tax provisions of $10.5 million and $15.8 million for the three and six months ended June 30, 2000, respectively, as compared to $10.5 million and $14.1 million for the same periods in 1999. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

The Company had net deferred tax assets of $41.1 million at June 30, 2000. The deferred tax assets were net of a valuation allowance of $20.6 million. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on the Company's effective tax rate and results of operations in future periods.

NET INCOME PER SHARE
(DOLLARS AND SHARES IN MILLIONS)
                                           Three Months     Three Months      Percent     Six Months        Six Months       Percent
                                           Ended 6/30/00    Ended 6/30/99     Change     Ended 6/30/00     Ended 6/30/99     Change
                                           -------------    -------------     -------    -------------     -------------     -------
Net income                                     $13.4           $14.3            (6%)         $20.1             $20.2            0%
    Percentage of total revenues                 6%              7%                           4%                 5%

Basic net income per share                     $ 0.15          $ 0.17          (12%)         $ 0.23            $ 0.25          (8%)

Diluted net income per share                   $ 0.14          $ 0.17          (18%)         $ 0.22            $ 0.24          (8%)

Shares used in computing basic
net income per share                             89.2            82.2            9%           87.9              82.0            7%

Shares used in computing diluted
net income per share                             93.6            83.8           12%           92.6              83.4           11%

---------------
* Not meaningful

The Company reported net income of $13.4 million and $20.1 million for the three and six months ended June 30, 2000, respectively, as compared to net income of $14.3 million and $20.2 million for the same periods in 1999. The decrease in net income for both comparable periods is related to the reversal of restructuring charges in 1999 and the increase in 2000 operating expenses, which was partially offset by an increase in total revenues and interest income and expense and other, net. The increase in operating expenses is primarily related to the amortization of various intangibles, and the write-off of in-process research and development acquired in connection with the acquisition of HFN, and the operating expenses of HFN. Basic net income per share was $0.15 and $0.23 for the three and six months ended June 30, 2000, respectively, as compared to $0.17 and $0.25 for the same periods in 1999. Diluted net income per share was $0.14 and $0.22 for the three and six months ended June 30, 2000, respectively, as compared to $0.17 and $0.24 for the same periods in 1999. Shares used in computing basic net income per share increased 9 percent and 7 percent for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999 primarily due to the shares issued for the acquisition of HFN, (See Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1), the exercise of employee stock options and the increase of shares outstanding under the employee stock purchase plan. Shares used in computing diluted net income per share increased 12 percent and 11 percent for the three months ended June 30, 2000, respectively, as compared to the same periods in 1999 due primarily to the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)
                                              Six Months          Six Months         Percent
                                             Ended 6/30/00       Ended 6/30/99       Change
                                             -------------       -------------       -------
Working capital                                 $107.3             $ 80.1              34%

Cash, cash equivalents and cash
investments                                     $340.6             $299.3              14%

Net cash  provided by operating
activities                                      $ 60.0             $ 75.2            (20%)

Net cash used for investing
activities                                      $ 62.6             $103.8            (40%)

Net cash used for financing
activities                                      $ 29.2             $  1.3              *

---------------
* Not meaningful

Net cash provided by operating activities was $60.0 million for the six months ended June 30, 2000 compared to $75.2 million for the six months ended June 30, 1999. Net cash provided by operating activities reflects an increase in accounts receivable of $12.5 million for the six months ended June, 2000 as compared to a decrease of $35.5 million for the six months ended June 30, 1999. Net cash provided by operating activities also reflects an increase in deferred revenue of $10.6 million for the six months ended June 30, 2000 compared to a decrease of $11.6 million for the six months ended June 30, 1999. Depreciation and amortization charges, which are included in the net income, but do not require the use of cash, amounted to $51.6 million for the six months ended June 30, 2000 compared to $47.1 million for the six months ended June 30, 1999. This increase in depreciation and amortization was primarily due to the amortization of goodwill and other purchased intangibles in connection with the HFN acquisition, excluding the write off of in-process research and development for HFN which resulted in a non-cash charge of $8.0 million in the first quarter. (See Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1).

Net cash used for investing activities was $62.6 million for the six months ended June 30, 2000 compared to $103.8 million for the six months ended June 30, 1999. Investing activities included: capital expenditures of $11.4 million for the six months ended June 30, 2000 compared to $8.5 million in the same period for 1999; $30.3 million for business combinations, net of cash acquired, for the six months ended June 30, 2000 compared to $8.0 million for the six months ended June 30, 1999; and cash used for net purchases of cash investments of $23.2 million for the six months ended June 30, 2000 compared to $85.6 million for the same period of 1999.

Net cash used for financing activities was $29.2 million for the six months ended June 30, 2000 compared to $1.3 million for the six months ended June 30, 1999. Cash of $47.8 million was used by the Company during the six months ended June 30, 2000 to repurchase its common stock. During this same period, cash proceeds of $0.3 million were generated from the issuance of common stock. In the six months ended June 30, 1999, cash of $17.0 million was used by the Company to repurchase its common stock and cash proceeds of $4.7 million were generated from the issuance of common stock. Cash of $18.3 million was generated from the issuance of treasury stock associated with the Company's stock option and employee stock purchase plans in the six months ended June 30, 2000 compared to $11.1 million generated in the comparable period of 1999.

The Company engages in business operations around the world and is therefore exposed to foreign currency fluctuations. As of June 30, 2000, the Company had identifiable assets totaling $171.9 million associated with its European operations and $74.3 million associated with its Intercontinental operations. The Company experiences foreign exchange transaction exposure from certain balances denominated in different currencies. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors (see "Qualitative and Quantitative Disclosure of Market Risk," Part I, Item 3). The Company also experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these net assets are considered by Sybase, Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in an accumulated other comprehensive loss in stockholders' equity.

Cash, cash equivalents and cash investments totaled $340.6 million at June 30, 2000, compared to $299.3 million at June 30, 1999.

During the six months ended June 30, 2000, the Company repurchased 2.1 million shares of its common stock for $47.8 million pursuant to the Board of Directors' authorization. On February 2, 2000, the Board of Directors authorized the Company to repurchase up to an additional $50.0 million of its outstanding common stock in open market transactions from time to time, subject to price and market conditions. This action increased to $150.0 million the total amount previously authorized under this program.

The Company believes that it has the financial resources needed for the foreseeable future to meet its presently anticipated business requirements, including capital expenditures and strategic programs.

FUTURE OPERATING RESULTS

Sybase's future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report, in the Report on Form 10-Q for the quarter ended March 31, 2000, and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended.

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

In North America, Sybase currently ships most of its products from its California distribution facilities. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at the facility at that time (due to natural calamity or systems failure, for example) could directly harm the Company's ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

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

In 2000, the Company began shipping Sybase Enterprise Portal, the industry's first enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. In May 2000, the latest versions of Replication Server, EnterpriseConnect and MainframeConnect, the Company's data movement and data access products designed to operate with the Enterprise Portal technology, also became generally available. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. As a general matter, deployment of enterprise portals has increased dramatically during the past year, and the Company believes that increasing demand for enterprise portal solutions will enhance Sybase's revenues and profitability. However, if the market does not continue to develop as anticipated, or if the Company's Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.


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

Divisional Sales Model

In January 1999, the Company realigned its direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall Company revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc.), a wholly-owned subsidiary, increased the Company's focus on the financial services market. In May 2000, the Company announced the launch of iAnywhere Solutions, Inc., a wholly-owned subsidiary, dedicated to mobile and wireless e-Business, or "m-Business" products and services. If the Company has misjudged the demand for its products and services in these markets, or if the Company's divisions and subsidiaries are unable to coordinate their respective sales efforts in a focused and efficient way, the change could materially and adversely affect Sybase's business and prospects.

International Operations

Sybase derives a substantial portion of its revenues from its international operations. For the three months ended June 30, 2000, these revenues represented 38 percent of the Company's total revenues for that period. In 1999, these revenues represented 39 percent of the Company's total revenues for the fiscal year. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "Quantitative and Qualitative Disclosure of Market Risk - Foreign Exchange Risk", Part I, Item 3.

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

During the past two years, the Company has experienced a number of changes in its Board of Directors and in its executive management team. For example, in April 2000, Linda K. Yates became a member of the Sybase Board. In November 1999, Cecilia Claudio also joined the Board. During 1999, Leo T. Hindery, Jeffrey T. Webber and Robert S. Epstein resigned from the Board. John Chen became the Company's Chairman of the Board, President and Chief Executive Officer in 1998. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer, Pamela George was named Vice President, Corporate Marketing, and Daniel Carl became Vice President and General Counsel. Additionally, when the Company established its operating divisions in 1999, it appointed a general manager for each division. This resulted in changing or reassigning the prior job responsibilities of a number of executives. Further changes involving executives and managers could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Further changes in Board memebers could alter the Company's current strategic business plans.

Acquisitions

Sybase frequently explores possible acquisitions and strategic ventures with third parties as a way of expanding and enhancing its business. Sybase has acquired a number of companies during the past several years, and will likely acquire other companies, products, or technologies in the future. On January 20, 2000, the Company acquired Home Financial Network, an Internet financial services company specializing in the development of customized e-Finance Web sites. In 1999, Sybase acquired Data Warehouse Network, a provider of industry-specific business intelligence applications. For a further discussion of the Company's recent acquisitions, see Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

Recent Accounting Pronouncements

For a discussion of risks associated with recent accounting pronouncements, see "New Accounting Pronouncements", in Note 5 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

Well before the end of 1999, Sybase assessed all of its critical worldwide infrastructure systems (e.g., computer and telephone systems) and business systems (e.g., revenue, sales and marketing and finance systems) and also completed the remedial work necessary to make these systems Year 2000 compliant. The costs associated with these actions did not have a significant effect on the Company's results of operations or financial condition. The Company does not believe it will experience any significant Year 2000-related issues, but it will continue to monitor its operations throughout the remainder of the year. The Company believes it is adequately prepared to resolve any Year 2000 issues that may arise, and that the cost of doing so will not have a material effect on the Company's results of operations or financial condition. There is no guarantee that Sybase will not encounter Year 2000-related issues in the future.

Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date. The transition period will last through January 1, 2001. There was no significant impact on the Company's worldwide operations caused by the adoption of the Euro. The introduction and the use of the Euro has not materially affected, and is not expected to affect in the future, the Company's foreign exchange activities, its use of derivatives and other financial instruments, or result in any material cost to the Company. The Company will continue to assess the impact of the introduction of the Euro currency over the transition period as well as the period subsequent to the transition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under "Future Operating Results," Part I,
Item 2.

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

The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of tax, if material. Unrealized gains and losses at June 30, 2000 were not material.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on May 25, 2000. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1. Election of two Class II directors, each to serve a three-year term expiring upon the 2003 Annual Meeting of Stockholders or until a successor is duly elected and qualified. Richard C. Alberding and Linda K. Yates were the only nominees and each was elected (74,764,255 votes were cast for the election of Mr. Alberding and 2,421,354 were cast against; 74,749,994 votes were cast for election of Ms. Yates and 2,435,615 were cast against). There were no abstentions or non-votes. In addition to these directors, the Company's incumbent directors (John S. Chen, Alan B. Salisbury, L. William Krause, Robert P. Wayman, Cecilia Claudio) had terms that continued after the 2000 Annual Meeting.

2. Approval of an amendment to the Company's 1996 Stock Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 3,000,000 shares (34,663,201 for; 26,659,330 votes against; 109,719 abstentions; and 15,753,359 non-votes).

3. Approval of an amendment to the Company's Amended and Restated 1991 Employee Stock Purchase Plan and the Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares (58,057,079 for; 3,281,366 against; 98,819 abstentions; and 15,748,345 non-votes).

4. Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2000 (76,427,053 for; 666,677 against; 91,779 abstentions and 100 non-votes).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        27 Financial Data Schedule

        (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this Report on Form 10-Q:

        1) Form 8-K/A filed April 3, 2000
        2) Form 8-K filed April 27, 2000
        3) Form 8-K/A filed June 19, 2000
        4) Form 8-K/A filed June 29, 2000

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 10, 2000                             SYBASE, INC.


                                            By /s/ PIETER VAN DER VORST
                                               ---------------------------------
                                               Pieter Van der Vorst
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)


                                            By /s/ MARTIN J. HEALY
                                               ---------------------------------
                                               Martin J. Healy
                                               Vice President and Corporate
                                               Controller
                                               (Principal Accounting Officer)

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


Exhibit Number          Description
--------------          -----------
27                      Financial Data Schedule