Form 10-Q
period 2000-09-30
SYBASE INC
filed 2000-11-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On October 31, 2000, 87,679,036 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                                  Page
                                                                                  ----
Forward-Looking Statements                                                          3

Part I:     Financial Information

    Item 1:     Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)      4
    and December 31, 1999

    Condensed Consolidated Statements of Operations for the three months and        5
    nine months ended September 30, 2000 and 1999 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the nine months             6
    ended September 30, 2000 and 1999 (Unaudited)

    Notes to Condensed Consolidated Financial Statements (Unaudited)                7

    Item 2: Management's Discussion and Analysis of Financial Condition            20
    and Results of Operations (Unaudited)

    Item 3: Quantitative and Qualitative Disclosures of Market Risk                35

Part II:    Other Information

    Item 6: Exhibits and Reports on Form 8-K                                       37

Signatures                                                                         38

Exhibit Index                                                                      39

                           FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (Sybase, or the Company) to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in market demand for the Company's products and services; public perception of the Company, its technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of the Company's products with other software products; and, other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

Expectations, forecasts, and projections that may be contained in this report are by nature forward-looking statements, and future results cannot be guaranteed. The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Sybase and its management, may identify forward-looking statements. Such statements reflect the current views of Sybase with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. The Company does not intend to update such forward-looking statements.

PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                                  SYBASE, INC.
                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,
                                                                                     2000         December 31,
(Dollars in thousands, except share and per share data)                           (Unaudited)        1999
                                                                                 -------------    ------------
Current assets:
          Cash and cash equivalents                                                $ 230,765       $ 250,103
          Short-term cash investments                                                 36,711          59,094
                                                                                   ---------       ---------
                 Total cash, cash equivalents and short-term cash investments        267,476         309,197

          Accounts receivable, net                                                   198,194         182,708
          Deferred income taxes                                                       16,015          15,826
          Other current assets                                                        19,478          14,924
                                                                                   ---------       ---------
                 Total current assets                                                501,163         522,655

Long-term cash investments                                                            76,901          43,702
Property, equipment and improvements, net                                             57,313          67,587
Deferred income taxes                                                                 25,220          25,238
Capitalized software, net                                                             32,977          35,934
Goodwill and other purchased intangibles, net                                        159,785          24,528
Other assets                                                                          16,167          17,691
                                                                                   ---------       ---------
                 Total assets                                                      $ 869,526       $ 737,335
                                                                                   =========       =========

Current liabilities:
          Accounts payable                                                         $  20,689       $   8,349
          Accrued compensation and related expenses                                   47,404          57,625
          Accrued income taxes                                                        43,187          40,253
          Other accrued liabilities                                                   98,605         101,876
          Deferred revenue                                                           188,048         187,323
                                                                                   ---------       ---------

                 Total current liabilities                                           397,933         395,426

Other liabilities                                                                      5,843           5,799
Minority interest                                                                      1,937              --

Commitments and contingent liabilities

Stockholders' equity:
          Preferred stock, $0.001 par value, 8,000,000
            shares authorized; none issued or outstanding                                 --              --
          Common stock, $0.001 par value, 200,000,000
            shares authorized; 90,520,935 shares issued and 88,552,770 outstanding (1999-82,952,192 shares issued and 80,920,691
            outstanding)                                                                  91              83
          Additional paid-in capital                                                 576,190         432,352
          Accumulated deficit                                                        (41,701)        (48,037)
          Accumulated other comprehensive loss                                       (28,807)        (16,426)
          Cost of 1,968,165 shares of treasury stock (1999-2,031,501 shares)         (41,960)        (31,862)
                                                                                   ---------       ---------
                 Total stockholders' equity                                          463,813         336,110
                                                                                   ---------       ---------
                 Total liabilities and stockholders' equity                        $ 869,526       $ 737,335
                                                                                   =========       =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended          Nine Months Ended
                                                                September 30                September 30
                                                           ----------------------      -----------------------
(In thousands, except per share data)                        2000          1999          2000          1999
                                                           --------      --------      --------      ---------
Revenues:
         License fees                                      $114,370      $104,216      $335,911      $ 298,189
         Services                                           124,733       111,887       364,012        336,369
                                                           --------      --------      --------      ---------
                   Total revenues                           239,103       216,103       699,923        634,558

Costs and expenses:
         Cost of license fees                                11,411         9,204        32,934         29,992
         Cost of services                                    60,940        55,880       183,054        162,032
         Sales and marketing                                 84,591        75,736       251,774        230,786
         Product development and engineering                 35,770        34,823        98,930        107,387
         General and administrative                          14,828        16,630        50,110         51,417
         Amortization of goodwill and other                   8,107         3,399        24,578         10,519
         purchased intangibles
         In-process research and development                     --            --         8,000             --
         Cost (reversals) of restructuring                       --            --            --         (5,619)
                                                           --------      --------      --------      ---------
                   Total costs and expenses                 215,647       195,672       649,380        586,514
                                                           --------      --------      --------      ---------

Operating income                                             23,456        20,431        50,543         48,044

Interest income                                               4,765         3,477        13,095          9,878
Interest expense and other, net                               1,242         1,251         1,720          1,473
Minority interest                                                24            --            24             --
                                                           --------      --------      --------      ---------
Income before income taxes                                   29,487        25,159        65,382         59,395
Provision for income taxes                                   12,974         9,103        28,768         23,164
                                                           --------      --------      --------      ---------
                    Net income                             $ 16,513      $ 16,056      $ 36,614      $  36,231
                                                           ========      ========      ========      =========
Basic net income  per share                                $   0.19      $   0.20      $   0.42      $    0.44
                                                           ========      ========      ========      =========
Shares used in computing basic net income per share          88,279        81,611        87,636         81,861
                                                           ========      ========      ========      =========
Diluted net income per share                               $   0.18      $   0.19      $   0.40      $    0.43
                                                           ========      ========      ========      =========
Shares used in computing diluted net income per share        93,029        84,088        92,311         83,717
                                                           ========      ========      ========      =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30
                                                                       -------------------------
(In thousands)                                                           2000             1999
                                                                       ---------       ---------
Cash and cash equivalents, beginning of year                           $ 250,103       $ 224,665

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                                          36,614          36,231
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                   81,082          68,906
          Write-off of in-process research and development                 8,000              --
          Write-off of assets in restructuring                                --            (545)
          (Gain) Loss on disposal of assets                                  (50)          3,178
          Deferred income taxes                                             (171)            (96)
          Changes in assets and liabilities:
               Accounts receivable                                       (18,448)         33,963
               Other current assets                                       (4,554)         (4,573)
               Accounts payable                                            9,185          (2,269)
               Accrued compensation and related expenses                 (11,616)           (887)
               Accrued income taxes                                        2,927          11,223
               Other accrued liabilities                                  (3,494)        (13,967)
               Deferred revenues                                              12         (20,052)
               Other liabilities                                              14           1,233
                                                                       ---------       ---------
Net cash provided by operating activities                                 99,501         112,345

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available-for-sale cash investments                    (95,854)       (114,651)
     Maturities of available-for-sale cash investments                    57,858          30,345
     Sales of available-for-sale cash investments                         26,346           7,530
     Business combinations, net of cash acquired                         (30,098)         (8,047)
     Purchases of property, equipment and improvements                   (15,754)        (21,083)
     Proceeds from sale of fixed assets                                      100          11,036
     Capitalized software development costs                              (14,085)        (14,178)
     Minority Interest                                                     1,937              --
     Decrease in other assets                                               (590)            156
                                                                       ---------       ---------
Net cash used for investing activities                                   (70,140)       (108,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in other current liabilities                                    --          (1,432)
     Proceeds from issuance of common stock                                2,876           4,704
     Proceeds from the issuance of treasury stock                         25,775          20,607
     Purchases of treasury stock                                         (66,151)        (31,533)
                                                                       ---------       ---------
Net cash used for financing activities                                   (37,500)         (7,654)
Effect of exchange rate changes on cash                                  (11,199)         (3,120)
                                                                       ---------       ---------
Net decrease in cash and cash equivalents                                (19,338)         (7,321)
Cash and cash equivalents, end of period                                 230,765         217,344
Cash investments, end of period                                          113,612         101,724
                                                                       ---------       ---------
Total cash, cash equivalents, and cash investments, end of period      $ 344,377       $ 319,068
                                                                       =========       =========
Supplemental disclosures:
     Interest paid                                                     $     354       $      76
                                                                       =========       =========
     Income taxes paid                                                 $  22,175       $  11,441
                                                                       =========       =========

See accompanying notes.

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries (Sybase, or the Company) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 1999 has been prepared from the audited consolidated financial statements of the Company.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report to Stockholders for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000. Certain previously reported amounts have been reclassified to conform to the current presentation format.

2. Business Combinations. In September 2000, the Company acquired certain assets of its distributor in Mexico for approximately $4.0 million, and assumed certain of its liabilities. In addition, pursuant to the relevant agreements, the Company is obligated to make certain contingent payments in subsequent years based on certain agreed-upon performance criteria. The aggregate maximum additional contingent amount payable in 2001 and 2002 is $5.2 million. This transaction has been accounted for as a purchase. The results of operations of the Mexico entity have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

On January 20, 2000, the Company acquired Home Financial Network, Inc. (HFN), an Internet financial services company specializing in the development of customized e-finance websites. This transaction is accounted for as a purchase. The total purchase cost was approximately $167.4 million, consisting of the following:


       (In millions, except share amounts)
       Issuance of 7,817,471 Sybase shares                 $129.8
       Cash                                                  25.9
       HFN stock options assumed                             11.2
       Merger costs, legal and accounting                     0.5
                                                           ------
       Total purchase consideration                        $167.4
                                                           ======

The estimated fair value of the common stock to be issued was based on the average closing price of Sybase common stock on the two days before and after the acquisition was announced on December 1, 1999. The estimated fair value of the HFN options assumed, which will be exchanged for cash and Sybase options, was based on the Black-Scholes valuation model using the following assumptions:

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The following unaudited pro forma quarterly financial information presents the combined fiscal results of operations of Sybase and HFN as if the acquisition had occurred as of the beginning of 1999 and 2000, and after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $8.0 million of acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

                                                 Nine             Nine
                                                Months           Months
                                                 Ended            Ended
(In thousands except for per share data)        9/30/00          9/30/99
                                               ---------        --------
Revenue                                        $ 699,923        $636,583

Net income                                        32,354          14,041

Basic net income per share                          0.37            0.16

Diluted net income per share                        0.35            0.15

In March 1999, the Company paid $5.4 million for Convertible Secured Promissory Notes due December 31, 2002 (Notes) issued by Demica PLC (Demica), a provider of a wholesale banking application using the Company's technology. The Notes bear interest at 8 percent per annum and are convertible into 29.9 percent of the share capital of Demica. On July 13, 2000, Sybase converted the Notes, then sold
10.0 percent of the resulting share capital to a third party for $1.7 million.

In February 1999, the Company acquired Data Warehouse Network (DWN), an Ireland-based, privately held provider of packaged, industry-specific business intelligence applications. Under the acquisition agreement, the Company paid $2.7 million in cash for certain assets and

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


assumed certain liabilities of DWN. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed-upon performance criteria. The aggregate maximum additional amount payable over a three-year period is $5.3 million of which $1.8 million has been paid to date. The transaction was accounted for as a purchase. Substantially all of the amount paid was allocated to purchased software and intangible assets. The results of operations of DWN have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

In July 2000, the Company invested $2.0 million for a majority interest in a company established with a subsidiary of Hong Kong Telecom. The company is engaged in the business of operating as an application services provider to deliver a total financial portal solution for different finance verticals. The accounts of the company are included in the Condensed Consolidated Financial Statements.

In July 2000, the Company invested $10.0 million for a minority interest in Cygnifi Derivatives Services, LLC, a limited liability company established with JP Morgan Ventures Corporation and several others. The purpose of this entity is to develop, market and supply business-to-business e-commerce risk management services and solutions to finance institutions, asset managers, fund managers, pension funds, foundations, endowed institutions, corporations and other users of such services. The Company accounts for its investment in this entity under the cost method of accounting.

3. Net income per share. Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options and warrants using the treasury stock method. The following table shows the computation of basic and diluted net income per share:

                                                    Three        Three        Nine         Nine
                                                    Months       Months       Months       Months
                                                    Ended        Ended        Ended        Ended
(In thousands, except per share data)              9/30/00      9/30/99      9/30/00      9/30/99
                                                   -------      -------      -------      -------
Net income                                         $16,513      $16,056      $36,614      $36,231

Shares used in computing basic net
income per share                                    88,279       81,611       87,636       81,861

Effect of dilutive securities - stock options        4,750        2,477        4,675        1,856
                                                   -------      -------      -------      -------
Shares used in computing diluted
net income per share                                93,029       84,088       92,311       83,717

Basic net income per share                         $  0.19      $  0.20      $  0.42      $  0.44
                                                   =======      =======      =======      =======
Diluted net income per share                       $  0.18      $  0.19      $  0.40      $  0.43
                                                   =======      =======      =======      =======

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

                                     Three           Three            Nine           Nine
                                     Months          Months           Months         Months
                                     Ended           Ended            Ended          Ended
(In thousands)                      9/30/00         9/30/99          9/30/00        9/30/99
                                    --------        --------         --------       --------
Net income                          $16,513         $ 16,056         $36,614        $36,231

Foreign currency translation
gains/(losses)                       (7,879)             956         (12,381)        (4,380)
                                    -------         --------         -------        -------
Comprehensive income                $ 8,634         $ 17,012         $24,233        $31,851
                                    =======         ========         =======        =======

5. New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure requirements described in SAB 101, and any changes resulting from SAB 101 must be reported as a change in accounting principles in the quarter ending December 31, 2000. The adoption of SAB 101 is not expected to have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. The Company is required to adopt Statement 133, as amended, for the year ending December 31, 2001. The Company does not expect that the adoption of Statement 133 will have a material effect on its consolidated financial position or results of operations.

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

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including e-Business infrastructures that allow companies to support e-portals and integrate external data, events and applications into the portals. The Mobile and Embedded Computing Division (MEC) provides solutions that deliver enterprise information and applications to any location where business transactions occur, including remote, mobile and hand-held platforms. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Financial Fusion, Inc.
(FFI), formerly HFN and now a wholly-owned subsidiary of the Company, delivers turnkey Internet banking solutions to financial institutions. (See Note 2 - Business Combinations).

The Company reports its ESD, MEC, IAD and BID divisions and FFI as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company had four reportable segments in 1999: ESD, MEC, IAD and BID.

The Company's Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss which includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments. The Company's CODM does not view segment results below operating profit (loss), and therefore, interest income, interest expense and

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


other, net and the provision for income taxes are not broken out by segment. The Company does not account for, or report to the CODM, its assets or capital expenditures by segment.

A summary of the segment financial information reported to the CODM for the three months ended September 30, 2000, is presented below:

                                                                                                                       Consolidated
(In thousands)                                           ESD       IAD       MEC      BID         FFI      Elimination    Total
                                                      --------   -------   -------   -------    --------   ----------- ------------
Revenues:
   License fees                                       $ 82,962   $13,296   $15,365   $   281    $  2,466          --     $114,370
   Services                                            118,980       154       372       395       4,832                  124,733
                                                      --------   -------   -------   -------    --------    --------     --------
Direct revenues from external customers                201,942    13,450    15,737       676       7,298                  239,103
Intersegment revenues                                      676     7,354     9,579     5,475       1,209     (24,293)          --
                                                      --------   -------   -------   -------    --------    --------     --------
Total revenues                                         202,618    20,804    25,316     6,151       8,507     (24,293)     239,103

Total allocated costs and expenses before
amortization of goodwill and other purchased
intangibles, write off of in-process research
and development and amortization of purchased
technology                                             172,863    16,155    17,968     8,225      13,155     (24,293)     204,073
                                                      --------   -------   -------   -------    --------    --------     --------
Operating income (loss) before amortization of
goodwill and other purchased intangibles, write
off of in-process research and development and
amortization of purchased technology                    29,755     4,649     7,348    (2,074)     (4,648)         --       35,030

Amortization of goodwill and other purchased
intangibles                                              1,520       983        21     1,173       4,410          --        8,107

Amortization of purchased technology                       393        --        --        --         750          --        1,143
                                                      --------   -------   -------   -------    --------    --------      -------
Operating income (loss) before unallocated costs        27,842     3,666     7,327    (3,247)     (9,808)         --       25,780

Unallocated expense                                                                                                         2,324
                                                                                                                          -------
Operating income                                                                                                           23,456

Interest income, interest  expense and other, net                                                                           6,007

Minority interest                                                                                                              24
                                                                                                                          -------
Income before income taxes                                                                                                $29,487
                                                                                                                          =======

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the three months ended September 30, 1999, is presented below:

                                                                                                                    Consolidated
(In thousands)                                                ESD         IAD        MEC        BID     Elimination    Total
                                                            --------    -------    -------    -------   ----------- -------------
Revenues:
   License fees                                             $ 75,463    $16,811    $ 8,194    $ 3,748          --     $104,216
   Services                                                  111,744         --         67         76          --      111,887
                                                            --------    -------    -------    -------     -------     --------
Direct revenues from external customers                      187,207     16,811      8,261      3,824          --      216,103

Intersegment revenues                                            213      7,286     11,201      3,362     (22,062)          --
                                                            --------    -------    -------    -------     -------     --------
Total revenues                                               187,420     24,097     19,462      7,186     (22,062)     216,103

Total allocated costs and expenses before amortization
of goodwill and other purchased intangibles, write off
of in-process research and development and amortization
of purchased technology                                      167,853     19,377     13,699      7,924     (22,062)     186,791
                                                            --------    -------    -------    -------     -------     --------
Operating income (loss) before amortization of goodwill
and other purchased intangibles, write off of in-process
research and development and amortization of purchased
technology                                                    19,567      4,720      5,763       (738)         --       29,312

Amortization of goodwill and other purchased intangibles       2,148        991         12        240          --        3,391

Amortization of purchased technology                             393         --         --         --          --          393
                                                            --------    -------    -------    -------     -------     --------
Operating income (loss) before unallocated costs              17,026      3,729      5,751       (978)         --       25,528

Unallocated expense                                                                                                      5,097
                                                                                                                      --------
Operating income                                                                                                        20,431

Interest income, interest  expense and other, net                                                                        4,728
                                                                                                                       -------
Income before income taxes                                                                                             $25,159
                                                                                                                       =======

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2000, is presented below:

                                                                                                                    Consolidated
(In thousands)                                       ESD        IAD       MEC       BID         FFI     Elimination    Total
                                                   --------   -------   -------   --------    --------  ----------- ------------
Revenues:
   License fees                                    $247,112   $43,085   $38,351   $    476    $  6,887          --    $335,911
   Services                                         352,120       380       858      1,028       9,626                 364,012
                                                   --------   -------   -------   --------    --------    --------    --------
Direct revenues from external customers             599,232    43,465    39,209      1,504      16,513                 699,923

Intersegment revenues                                 1,479    24,366    27,578     12,483       2,954     (68,860)         --
                                                   --------   -------   -------   --------    --------    --------    --------
Total revenues                                      600,711    67,831    66,787     13,987      19,467     (68,860)    699,923

Total allocated costs and expenses before
amortization of goodwill and other purchased
intangibles, write off of in-process research
and development and amortization of purchased
technology                                          518,849    51,683    49,100     24,578      34,334     (68,860)    609,684
                                                   --------   -------   -------   --------    --------    --------    --------

Operating income (loss) before amortization
of goodwill and other purchased intangibles,
write off of in-process research and
development and amortization of purchased
technology                                           81,862    16,148    17,687    (10,591)    (14,867)         --      90,239

Amortization of goodwill and other purchased
intangibles                                           5,404     2,957        64      2,811      13,342          --      24,578

Write off of in-process research and development         --        --        --         --       8,000          --       8,000

Amortization of purchased technology                  1,179        --        --         --       2,083          --       3,262
                                                   --------   -------   -------   --------    --------    --------    --------
Operating income (loss) before unallocated costs     75,279    13,191    17,623    (13,402)    (38,292)         --      54,399

Unallocated expense                                                                                                      3,856
                                                                                                                      --------
Operating income                                                                                                        50,543

Interest income, interest  expense and other,                                                                           14,815
net
Minority interest                                                                                                           24
                                                                                                                      --------
Income before income taxes                                                                                            $ 65,382
                                                                                                                      ========

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the nine months ended September 30, 1999, is presented below:

                                                                                                                   Consolidated
(In thousands)                                                  ESD        IAD       MEC       BID     Elimination    Total
                                                              --------   -------   -------   --------  ----------- ------------
Revenues:
   License fees                                               $214,602   $49,274   $26,603   $  7,710         --    $298,189
   Services                                                    335,841        --        67        461         --     336,369
                                                              --------   -------   -------   --------    -------    --------
Direct revenues from external customers                        550,443    49,274    26,670      8,171         --     634,558

Intersegment revenues                                              990    22,976    26,730      8,712    (59,408)         --
                                                              --------   -------   -------   --------    -------    --------
Total revenues                                                 551,433    72,250    53,400     16,883    (59,408)    634,558

Total allocated costs and expenses before amortization
of goodwill and other purchased intangibles, write off
of in-process research and development and amortization
of purchased technology                                        490,102    58,796    39,563     23,444    (59,408)    552,497
                                                              --------   -------   -------   --------    -------    --------

Operating income (loss) before amortization of goodwill
and other purchased intangibles, write off of in-process
research and development and amortization of purchased
technology                                                      61,331    13,454    13,837     (6,561)        --      82,061

Amortization of goodwill and other purchased intangibles         7,040     2,755        36        680         --      10,511

Amortization of purchased technology                             1,179        --        --         --         --       1,179
                                                              --------   -------   -------   --------    -------    --------
Operating income (loss) before unallocated costs                53,112    10,699    13,801     (7,241)        --      70,371

Unallocated expense                                                                                                   22,327
                                                                                                                    --------
Operating income                                                                                                      48,044

Interest income, interest  expense and other, net                                                                     11,351
                                                                                                                    --------
Income before income taxes                                                                                          $ 59,395
                                                                                                                    ========

7. Litigation. Following the Company's announcements on January 2, 1998 and January 21, 1998 regarding its preliminary results of operations for the quarter and year ended December 31, 1997, several class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court, Northern District of California (Northern California District Court). The complaints were similar and alleged violations of federal and state securities laws and requested unspecified monetary damages. A consolidated, amended class action complaint was served in June 1998 and named Sybase K.K., the Company's Japanese subsidiary, and Yoshi Ogawa, the Company's former Japan country manager, as additional defendants.

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

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


complaint was also filed in the same court. These cases were dismissed by the Plaintiffs. In addition, a similar complaint was filed in the Chancery Court in Delaware. The parties agreed to stay the Delaware case in light of the California action.

On April 18, 2000, the Company announced that it had agreed to settle the consolidated federal securities class action and the consolidated California shareholder derivative actions. The terms of the federal securities class actions settlement were approved by the court on September 29, 2000. The terms of the settlement of the shareholder derivative actions were approved by the court on July 7, 2000. The Company believes the settlements will have no future financial impact on Sybase.

Following the Company's announcement on April 3, 1995, of its preliminary results of operations for the quarter ended March 31, 1995, several class action lawsuits were filed against the Company and certain of its officers in the Northern California District Court. The complaints are similar and alleged violations of federal and state securities laws and requested unspecified monetary damages. A consolidated amended class action complaint was served in August 1995. On March 25, 1996, the Court denied Sybase's motion to dismiss the amended complaint in its entirety and granted the defendants' motion to dismiss certain individual defendants. The Company filed a motion for summary judgment. Prior to the judge ruling on the summary judgment, the parties agreed in April 1999 to settle the case for $14.8 million, with Sybase responsible for $1.5 million of such amount plus its accumulated legal expenses. The Company's insurers are responsible for the balance. Sybase and the insurers paid the settlement amount into an escrow account maintained by Sybase's outside attorneys pending approval of the settlement by the Court. After settlement was reached, the court ruled in favor of Sybase on the summary judgment motion and dismissed the case. The plaintiffs appealed, and the Ninth Circuit Court of Appeals vacated the judgment that dismissed the case, remanding the matter to the trial court for a hearing on the settlement agreement. The trial court approved the settlement on June 13, 2000. The settlement amount of $1.5 million, and the related legal expenses were accrued by the Company during 1998. These escrowed amounts have been paid.

The Company is also a party to various legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on the consolidated financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at September 30, 2000.

8. Future Commitments. On February 2, 2000, the Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock in open market transactions from time to time, subject to price and market conditions. This action increased the aggregate total previously authorized under the repurchase program to $150.0 million. (See Note 11 - Subsequent Events).

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

The base rent shall be increased by four percent each year, commencing on the month following the anniversary of the first completion date and thereafter on each anniversary date of the adjustment date. The lease generally requires Sybase to pay operating costs, including property taxes, insurance and maintenance in addition to ordinary operating expenses (such as utilities). The Company has not entered into an agreement that allows for purchase of the facilities at the end of the initial lease or at the end of either five-year lease extension.

Future minimum payments under the lease agreement are as follows (in thousands):

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

Future minimum lease payments under this noncancellable operating lease as of September 30, 2000 are as follows (in thousands):

                  2000                                        $  134
                  2001                                           535
                  2002                                           545
                  2003                                           564
                  2004                                           564
                  Thereafter                                     940
                                                              ------
                  Total minimum lease payments                $3,282
                                                              ======

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9. Restructuring. In February 1998, the Company announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee, including reductions in sales and marketing, and product development and engineering expenses. The Company's goal was to significantly reduce its annual operating expenses by realigning the Company's resources around its core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. The 1998 Plan included the termination of at least 1,000 employees, the termination of certain product lines, and the consolidation or closure of certain facilities and subsidiaries. As a result of the 1998 Plan, the Company terminated approximately 1,100 employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software) wrote off costs of terminating certain product lines, and closed down then-existing subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. The Company has substantially completed all actions associated with its restructuring and believes that it has achieved the desired results.

The following table summarizes the activity related to the restructuring reserve at September 30, 2000:

                                                    Accrued                     Accrued
                                                  Liabilities                 Liabilities
                                                      at         Amounts          at
(In thousands)                                     12/31/99       Paid          9/30/00
                                                  -----------    -------      -----------
Termination payments to employees and other
related costs                                       $  442         $235         $  207

Lease cancellations and commitments                  1,296          644            652

Other                                                  372           --            372
                                                    ------         ----         ------
Total                                               $2,110         $879         $1,231
                                                    ======         ====         ======

The remaining restructuring reserve primarily relates to certain lease payments contractually required of the Company on certain closed facilities, net of associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 1998 Plan. The leases expire at various dates through 2003, and substantially all the remaining termination benefits are anticipated to be paid during 2000.

10. Costs (Reversals) of Restructuring. The Company has assessed the status of the restructure accrual at the end of each quarter since the restructure actions were last taken in December 1998. During the quarter ended June 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 Plan. The reversals included $1.8 million related to termination payments to employees and other related costs; $3.1 million related to lease cancellations and commitments; and $0.7 million of legal and other fees. The significant components of the reversal to the accrual for termination payments to employees and other related costs included: (i) termination payments due to employees who were terminated as part of the 1998 Plan, which were either not claimed, or were not utilized because the

                                   SYBASE INC.
                          _____________________________

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


terminated employee did not qualify to receive the benefits; and (ii) termination payments due to employees whose positions were eliminated as part of the 1998 Plan, but who were asked to stay with the Company to fill other positions. The significant components of the reversal relating to the accrual for lease cancellations and commitments included accruals associated with 20 locations where the Company was able to (i) sublet certain closed facilities earlier than anticipated, or (ii) negotiate settlements with the landlords for the termination of the leases on certain closed facilities for an amount less than the amounts provided in the 1998 Plan. During the nine months ended September 30, 2000, no new information has arisen which warranted a reversal of the accrual.

11. Subsequent Events. On November 1, 2000, the Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company's outstanding common stock in open market transactions from time to time, subject to price and market conditions. This action increases the aggregate total previously authorized under the repurchase program to $250.0 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


REVENUES
(DOLLARS IN MILLIONS)
                                     Three        Three                   Nine        Nine
                                     Months      Months                  Months      Months
                                     Ended        Ended      Percent     Ended        Ended     Percent
                                    9/30/00      9/30/99     Change     9/30/00      9/30/99    Change
                                    -------      -------     -------    -------      -------    -------
License fees                         $114.4       $104.2       10%      $335.9       $298.2      13%
   Percentage of total revenues          48%          48%                   48%          47%


Services                             $124.7       $111.9       11%      $364.0       $336.4       8%
   Percentage of total revenues          52%          52%                   52%          53%


Total revenues                       $239.1       $216.1       11%      $699.9       $634.6      10%

Total revenues for the three months ended September 30, 2000, increased 11 percent to $239.1 million as compared to $216.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, total revenues increased 10 percent to $699.9 million as compared to $634.6 million for the nine months ended September 30, 1999.

License fees revenues increased 10 percent to $114.4 million for the three months ended September 30, 2000, as compared to $104.2 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, license fees revenues increased 13 percent to $335.9 million as compared to $298.2 million for the nine months ended September 30, 1999. The increase in license fees revenues during the quarter and year to date is primarily due to an increase in ESD revenues (primarily enterprise database products), an increase in MEC revenues (primarily mobile database products), and the FFI revenues subsequent to the Company's acquisition of HFN (See Note 2 to the Condensed Consolidated Financial Statements). The increases in license fees revenues generated by the ESD and MEC divisions were partially offset by a decrease in the license revenues of BID (primarily data warehouse products) and IAD (primarily PowerBuilder(R) products). Whether the increase in license fees revenues continues will depend in part on the Company's ability to enhance existing products and to introduce, on a timely basis, new products that meet customer requirements. See "Future Operating Results."

Services revenues increased 11 percent to $124.7 million for the three months ended September 30, 2000, as compared to $111.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, services revenues increased 8 percent to $364.0 million as compared to $336.4 million in the nine months ended September 30, 1999. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using the Company's software products, and product support and maintenance fees. The increase in services revenues during the quarter and year to date is primarily due to an increase in product support and maintenance fees as well as an increase in consulting revenue primarily related to FFI.

Services revenues as a percentage of total revenues remained consistent at 52 percent for the three months ended September 30, 2000, and September 30, 1999, respectively. For the nine months ended September 30, 2000, services revenues as a percentage of total revenues was 52 percent as compared to 53 percent for the nine months ended September 30, 1999.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)
                                       Three        Three                 Nine         Nine
                                      Months       Months                Months       Months
                                       Ended        Ended      Percent    Ended        Ended     Percent
                                      9/30/00      9/30/99      Change   9/30/00      9/30/99     Change
                                      -------      -------     -------   -------      -------    -------
North American                         $148.3       $136.7        9%      $429.3       $389.5      10%
   Percentage of total revenues            62%          63%                   61%          61%

International
   European                            $ 57.1       $ 52.0       10%      $178.8       $165.9       8%
     Percentage of total revenues          24%          24%                   26%          26%


   Intercontinental                    $ 33.7       $ 27.4       23%      $ 91.8       $ 79.2      16%
     Percentage of total revenues          14%          13%                   13%          13%


Total International                    $ 90.8       $ 79.4       14%      $270.6       $245.1      10%
   Percentage of total revenues            38%          37%                   39%          39%

Total revenues                         $239.1       $216.1       11%      $699.9       $634.6      10%

North American revenues (United States and Canada) increased 9 percent to $148.3 million for the three months ended September 30, 2000, as compared to $136.7 million for the three months ended September 30, 1999. North American revenues increased 10 percent to $429.3 million in the nine months ended September 30, 2000, as compared to $389.5 million for the nine months ended September 30, 1999. International revenues increased 14 percent and 10 percent for the three and nine months ended September 30, 2000, respectively, to $90.8 million and $270.6 million, from $79.4 million and $245.1 million, respectively, for both comparable periods of 1999. European revenues increased 10 percent and 8 percent for the three and nine months ended September 30, 2000, respectively, to $57.1 million and $178.8 million, from $52.0 million and $165.9 million, respectively, for both comparable periods of 1999. Intercontinental revenues (Japan, Asia Pacific and South America) increased 23 percent and 16 percent for the three and nine months ended September 30, 2000, respectively, to $33.7 million and $91.8 million, from $27.4 million and $79.2 million, respectively, for both comparable periods of 1999. The increase in North America revenues for the three and nine months ended September 30, 2000, was primarily attributable to an increase in revenues of the ESD, FFI, and MEC divisions. The increase in European revenues for the three month period ended September 30, 2000, was primarily related to an increase in revenues of the ESD division, partially offset by decreased revenues in the IAD division. The increase in European revenues for the nine month period ended September 30, 2000, primarily related to an increase in revenues of the ESD division. The increase in Intercontinental revenues for the three and nine months ended September 30, 2000, was primarily related to an increase in revenues of the ESD and MEC divisions.

International revenues comprised 38 percent and 39 percent of total revenues for the three and nine months ended September 30, 2000, respectively, compared to 37 percent and 39 percent for the three and nine months ended September 30, 1999, respectively.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three and nine months ended September 30, 2000 and 1999. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see "Future Operating Results" and "Quantitative and Qualitative Disclosures of Market Risk," Item 3.

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                                   Three        Three                    Nine          Nine
                                               Months Ended  Months Ended   Percent   Months Ended  Months Ended   Percent
                                                  9/30/00      9/30/99      Change      9/30/00       9/30/99      Change
                                               ------------  ------------   -------   ------------  ------------   -------
Cost of license fees                              $ 11.4       $  9.2         24%       $ 32.9        $ 30.0         10%
    Percentage of license fees revenues               10%           9%                      10%           10%

Cost of services                                  $ 60.9       $ 55.9          9%       $183.1        $162.0         13%
    Percentage of services revenues                   49%          50%                      50%           48%

Sales and marketing                               $ 84.6       $ 75.7         12%       $251.8        $230.8          9%
    Percentage of total revenues                      35%          35%                      36%           36%

Product development and engineering               $ 35.8       $ 34.8          3%       $ 98.9        $107.4         (8%)
    Percentage of total revenues                      15%          16%                      14%           17%

General and administrative                        $ 14.8       $ 16.6        (11%)      $ 50.1        $ 51.4         (3%)
    Percentage of total revenues                       6%           8%                       7%            8%

Amortization of goodwill and other purchased
intangibles                                       $  8.1       $  3.4        139%       $ 24.6        $ 10.5        134%
     Percentage of total revenues                      3%           2%                       4%            2%

In-process research and development                   --           --         --        $  8.0            --          *
     Percentage of total revenues                     --           --                        1%           --

Cost (reversal) of restructuring                      --           --         --            --        $ (5.6)         *
    Percentage of total revenues                      --           --                       --            (1%)

---------------
* Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs, and third-party royalty costs. These costs were $11.4 million and $32.9 million for the three and nine months ended September 30, 2000, respectively, as compared to $9.2 million and $30.0 million for the same periods in 1999. Such costs were 10 percent of license fees revenues for the three and nine months ended September 30, 2000, as compared to 9 percent and 10 percent, respectively, for the same periods in 1999. The increase in the cost of license fees in the three and nine months ended September 30, 2000, as compared to the same periods in 1999 was primarily due to increases in amortization of capitalized software costs and the amortization of purchased technology acquired in the HFN transaction. The increase for the nine months ended September 30, 2000, was partially offset by a decrease in royalties payable to third parties. Amortization of capitalized software costs included in cost of license fees was $6.0 million and $17.4 million for the three and nine months ended September 30, 2000, respectively, as compared to $5.1 million and $14.7 million for the same periods in 1999. The increase in amortization of capitalized software costs was primarily related to Adaptive Server(R) Enterprise 12.0, PowerBuilder 7.0, Jaguar CTS(TM) 3.0 and 3.5, and Sybase(R) Enterprise Portal 1.0.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $60.9 million and $183.1 million for the three and nine months ended September 30, 2000, respectively, as compared to $55.9 million and $162.0 million for the same periods in 1999. These costs were 49 percent and 50 percent of services revenues for the three months and nine months ended September 30, 2000, as compared to 50 percent and 48 percent for the same periods in 1999. The increase in cost of services in absolute dollars for both comparable periods is primarily due to an increase in the number of consulting personnel located in North America (partially attributable to the acquisition of HFN), and market driven increases in the labor costs associated with consulting personnel.

Sales and Marketing. Sales and marketing expenses were $84.6 million and $251.8 million for the three and nine months ended September 30, 2000, respectively, as compared to $75.7 million and $230.8 million for the same periods in 1999. These costs were 35 percent of total revenues for the three months ended September 30, 2000 and 1999, and remained consistent at 36 percent of total revenues for the nine months ended September 30, 2000 and 1999. The increase in sales and marketing expenses in absolute dollars for both comparable periods is primarily due to sales expenses associated with increased revenues, including the addition of FFI, and certain marketing programs. The increase in sales and marketing expense was partially offset by a decrease in allocated common costs. The Company allocates various common costs including certain legal expenses, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $35.8 million and $98.9 million for the three and nine months ended September 30, 2000, respectively, as compared to $34.8 million and $107.4 million for the same periods in 1999. These costs as a percentage of total revenues were 15 percent and 14 percent for the three and nine months ended September 30, 2000, respectively, and 16 percent and 17 percent, respectively, for the same periods in 1999. The increase in product development and engineering expenses in absolute dollars for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, was due to the amortization of third party technology costs, which was partially offset by the decrease in allocated common costs. The decrease in product development and engineering costs in absolute dollars for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999 was primarily due to a decrease in allocated common costs.

The Company capitalized approximately $5.5 million and $14.1 million of software development costs for the three and nine months ended September 30, 2000, respectively, as compared to $5.6 million and $14.2 million for the same periods in 1999. For the nine months ended September 30, 2000, capitalized software costs included costs incurred for the development of the Sybase Enterprise Portal, Adaptive Server Enterprise 12.5, Adaptive Server IQ 12.4.2 and 12.5, DirectConnect(TM) 12.0 and 12.5, Enterprise Application Server, and MainframeConnect(TM) 12.0 and 12.5.

The Company believes that product development and engineering expenditures are essential to technology and product leadership and expects product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $14.8 million and $50.1 million for the three and nine months ended September 30, 2000, respectively, as compared to $16.6 million and $51.4 million for the same periods in 1999. General and administrative expenses represented 6 percent and 7 percent of total revenues for the three and nine months ended September 30, 2000, respectively, and 8 percent for the same periods in 1999. The decrease in general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2000, was primarily due to a decrease in allocated common costs which were partially offset by the costs associated with FFI.

Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles were $8.1 million and $24.6 million for the three and nine months ended September 30, 2000, respectively, as compared to $3.4 million and $10.5 million for the same periods in 1999. These costs were 3 percent and 4 percent of total revenues for the three and nine months ended September 30, 2000, respectively, and 2 percent for the same periods in 1999. The increase in absolute dollars is primarily due to amortization of goodwill and the established customer list associated with the HFN acquisition (See Note 2 to Condensed Consolidated Financial Statements).

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

HFN had been involved in the development of technologies that enable financial institutions to deliver their services to customers via the Internet. At the acquisition date, HFN was conducting development and qualification activities related to a suite of products encompassing bill presentment, small business functions, alternative service delivery methods and related underlying software technology. At that time, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was immediately expensed at the date of acquisition.

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

Revenue estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. The analysis of the in-process technology was determined by incorporating the revenue related to the expected evolution of the technology over time. Once developed, the estimated lifecycle of the product suite was estimated to be approximately 5 to 7 years. As a whole, HFN was expected to exhibit compound annual growth of approximately 38 percent in the period from 2000 through 2007. It was projected that the suite of products resulting from the in-process research and development efforts would begin generating revenue in 2000 and positive cash flow in 2001. Operating expenses included selling, general and administrative expenses, and research and development expenses. Total research and development was divided into: (i) the costs to complete the in-process research and development projects and (ii) costs for developed products that had already been introduced to the market, including product maintenance. Costs to complete in-process projects were estimated by management. These costs were allocated based on an analysis of expected project completion dates.

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

To properly analyze the research and development efforts that had been accomplished to date and exclude the effort to be completed on the development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only the accomplishments made as of the date of the acquisition towards the ultimate completion of the in-process R&D projects. The relative contribution made on the research and development efforts was assessed based on a variety of factors including absolute development time (costs) incurred to date, management estimates, and a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts and the associated risks. Overall, HFN's in-process research and development projects were estimated to be approximately 75% complete. HFN estimated that the projects would be completed in March 2000, after which time it expected to begin generating economic benefits from the completed projects. As of the valuation date, approximately 86 man months totaling $650,000 had been expended on the in-process research and development projects. In total, costs to complete HFN's in-process research and development were expected to be approximately $150,000 and require 23 man months of work. Completion of these projects was expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn a "new-to-the-world" software suite into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved. Historically, many of HFN's in-process research and development projects have required rework and additional expenditures in comparable stages of development.

The research and development efforts described above are substantially complete and actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions.

Costs (Reversals) of Restructuring. In February 1998, the Company announced and began to implement the 1998 Plan aimed at improving productivity per employee, including reductions in sales and marketing, and product development and engineering expenses. The Company's goal was to significantly reduce its annual operating expenses by realigning the Company's resources around its core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. It also contemplated the termination of at least 1,000 employees, the termination of certain product lines, and the consolidation or closure of certain facilities and subsidiaries. As a result of the 1998 Plan, the Company terminated approximately 1,100 employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software), wrote off costs of terminating certain product lines, and closed down then-existing subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. The Company has substantially completed all actions associated with its restructuring and believes that it has achieved the desired results.

The Company has assessed the status of the restructure accrual at the end of each quarter since the restructure actions were last taken in December 1998. During the three months ended June 30, 1999, the Company reversed by credit to operating expenses $5.6 million of restructuring costs related to the 1998 Plan. The reversals included $1.8 million related to termination payments to employees and other related costs; $3.1 million related to lease cancellations and commitments; and $0.7 million of legal and other fees. The significant components of the reversal to the accrual for termination payments to employees and other related costs included: (i) termination payments due to employees who were terminated as part of the 1998 Plan, which were either not claimed, or were not utilized because a terminated employee did not stay a specified period to qualify for the benefits, and (ii) termination payments due to employees whose positions were eliminated as part of the 1998 Plan but who were asked to stay with the Company to fill other positions. The significant components of the reversal relating to the accrual for lease cancellations and commitments included accruals, associated with 20 locations, where the Company was able to sublet certain closed facilities earlier than anticipated or was able to negotiate a settlement with the landlords for the termination of the leases on certain closed facilities for amounts less than the amount provided in the 1998 Plan. During the nine months ended September 30, 2000, no new information has arisen which warranted a reversal of the accrual.

OPERATING INCOME
(DOLLARS IN MILLIONS)

                                          Three            Three                        Nine           Nine
                                          Months          Months                       Months         Months
                                           Ended           Ended         Percent        Ended          Ended         Percent
                                          9/30/00         9/30/99        Change        9/30/00        9/30/99        Change
                                          -------         -------        -------       -------       ---------       --------
Operating income                           $23.5           $20.4           15%          $50.5           $48.0           5%
   Percentage of total revenues               10%              9%                           7%              8%

Operating income exclusive of
cost (reversals) of restructuring          $23.5           $20.4           15%          $50.5           $42.4          19%
   Percentage of total revenues               10%              9%                           7%              7%

Operating income, was $23.5 million and $50.5 million for the three and nine months ended September 30, 2000, respectively, compared to operating income (exclusive of reversals of restructuring charges) of $20.4 million and $42.4 million for the same periods in 1999. The increase in operating income for both comparable periods is primarily due to an increase in total revenues which was partially offset by an increase in operating expenses including expenses associated with the amortization of goodwill and established customer lists, the write-off of in-process research and development and the amortization of purchased technology relating to the acquisition of HFN.

OTHER INCOME (EXPENSE), NET
(DOLLARS IN MILLIONS)

                                          Three           Three                          Nine           Nine
                                          Months         Months                         Months         Months
                                           Ended          Ended         Percent          Ended          Ended          Percent
                                          9/30/00        9/30/99        Change          9/30/00        9/30/99         Change
                                       -----------     ------------     -------       ------------   ------------   --------------
Interest income                           $ 4.8           $ 3.5            37%           $13.1           $ 9.9          33%
    Percentage of total revenues              2%              2%                             2%              2%

Interest expense and other, net           $ 1.2           $ 1.3            (1%)          $ 1.7           $ 1.5          17%
    Percentage of total revenues              1%              1%                             *               *

Minority interest                         $ 0.0               *             *            $ 0.0               *           *
    Percentage of total revenues              *               *                              *               *

---------------
* Not meaningful

Interest income was $4.8 million and $13.1 million for the three and nine months ended September 30, 2000, respectively, compared to $3.5 million and $9.9 million for the same periods in 1999. Interest income consists primarily of interest earned on investments. The increase in interest income for both comparable periods is primarily due to the increase in the average-invested cash balances.

Interest expense and other, net was $1.2 million and $1.7 million for the three and nine months ended September 30, 2000, respectively, compared to $1.3 million and $1.5 million for the same periods in 1999. Interest expense and other, net consists primarily of interest expense on capital lease obligations, bank fees and net gains and losses resulting from the Company's foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures, and gains from the disposition of certain real estate and investments.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                 Three      Three                   Nine      Nine
                                 Months     Months                 Months    Months
                                 Ended      Ended      Percent      Ended     Ended     Percent
                                9/30/00    9/30/99     Change     9/30/00    9/30/99     Change
                                -------    -------     -------    -------    -------    -------
Provision for income taxes       $13.0       $9.1        43%        $28.8      $23.2       24%

The Company recorded income tax provisions of $13.0 million and $28.8 million for the three and nine months ended September 30, 2000, respectively, as compared to $9.1 million and $23.2 million for the same periods in 1999. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions.

The Company had net deferred tax assets of $41.2 million at September 30, 2000. The deferred tax assets were net of a valuation allowance of $20.6 million. Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have a material adverse impact on the Company's effective tax rate and results of operations in future periods.

NET INCOME PER SHARE
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE DATA)

                                          Three           Three                            Nine             Nine
                                          Months         Months                           Months           Months
                                          Ended           Ended            Percent         Ended            Ended         Percent
                                         9/30/00         9/30/99           Change         9/30/00          9/30/99        Change
                                         -------         -------           -------        -------          -------        -------
Net income                               $ 16.5           $ 16.1             3%           $ 36.6           $ 36.2            1%
   Percentage of total revenues               7%               7%                              5%               6%

Basic net income per share               $ 0.19           $ 0.20            (5%)          $ 0.42           $ 0.44           (5%)

Diluted net income per share             $ 0.18           $ 0.19            (5%)          $ 0.40           $ 0.43           (7%)

Shares used in computing basic
net income per share                       88.3             81.6             8%             87.6             81.9            7%

Shares used in computing
diluted net income per share               93.0             84.1            11%             92.3             83.7           10%

The Company reported net income of $16.5 million and $36.6 million for the three and nine months ended September 30, 2000, respectively, as compared to net income of $16.1 million and $36.2 million for the same periods in 1999. The increase in net income for both comparable periods is related to the increase in total revenues and interest income which was partially offset by an increase in 2000 operating expenses and provision for income taxes. The increase in operating expenses is primarily related to the amortization of various intangibles, and the write-off of in-process research and development acquired in connection with the acquisition of HFN, and the operating expenses of HFN. Basic net income per share was $0.19 and $0.42 for the three and nine months ended September 30, 2000, respectively, as compared to $0.20 and $0.44 for the same periods in 1999. Diluted net income per share was $0.18 and $0.40 for the three and nine months ended September 30, 2000, respectively, as compared to $0.19 and $0.43 for the same periods in 1999. Shares used in computing basic net income per share increased 8 percent and 7 percent for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999 primarily due to the shares issued in 2000 in connection with the acquisition of HFN (See Note 2 to Condensed Consolidated Financial Statements). Shares used in computing diluted net income per share increased 11 percent and 10 percent for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, primarily for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                     Nine            Nine
                                                    Months          Months
                                                    Ended           Ended           Percent
                                                   9/30/00         9/30/99           Change
                                                   -------         -------          -------
Working capital                                     $103.2          $112.3            (8%)

Cash, cash equivalents and cash investments         $344.4          $319.1             8%

Net cash  provided by operating activities          $ 99.5          $112.3           (11%)

Net cash used for investing activities              $ 70.1          $108.9           (36%)

Net cash used for financing activities              $ 37.5          $  7.7             *

---------------
* Not meaningful

Net cash provided by operating activities was $99.5 million for the nine months ended September 30, 2000, compared to $112.3 million for the nine months ended September 30, 1999. Net cash provided by operating activities reflects an increase in accounts receivable of $18.4 million for the nine months ended September 30, 2000, as compared to a decrease of $34.0 million for the nine months ended September 30, 1999. Net cash provided by operating activities also reflects no material change in deferred revenue for the nine months ended September 30, 2000, compared to a decrease of $20.1 million for the same period in 1999. Depreciation and amortization charges, which are included in net income, but do not require the use of cash, amounted to $81.1 million for the nine months ended September 30, 2000 compared to $68.9 million for the same period in 1999. This increase in depreciation and amortization was primarily due to the amortization of goodwill and other purchased intangibles in connection with the HFN acquisition, excluding the write off of in-process research and development for HFN which resulted in a non-cash charge of $8.0 million in the first quarter of 2000. (See Note 2 to Condensed Consolidated Financial Statements).

Net cash used for investing activities was $70.1 million for the nine months ended September 30, 2000, compared to $108.9 million for the same period in 1999. Investing activities included: capital expenditures of $15.8 million for the nine months ended September 30, 2000, compared to $21.1 million for the same period in 1999; $30.1 million for business combinations, net of cash acquired, for the nine months ended September 30, 2000, compared to $8.0 million for the same period in 1999; and cash used for net purchases of cash investments of $11.7 million for the nine months ended September 30, 2000, compared to $76.8 million for the same period in 1999.

Net cash used for financing activities was $37.5 million for the nine months ended September 30, 2000, compared to $7.7 million for the same period in 1999. For the nine months ended September 30, 2000, cash of $66.2 million was used by the Company to repurchase its common stock, cash of $25.8 million was generated from the issuance of treasury stock associated with the Company's stock option and employee stock purchase plans, and cash of $2.9 million was generated from the issuance of common stock. For the comparable period of 1999, cash of $31.5 million was used by the Company to repurchase its common stock, cash of $20.6 million was generated from the issuance of treasury stock, and cash of $4.7 million was generated from the issuance of common stock.

The Company engages in global business operations and is therefore exposed to foreign currency fluctuations. As of September 30, 2000, the Company had identifiable net assets totaling $178.0 million associated with its European operations and $88.5 million associated with its intercontinental operations. The Company experiences foreign exchange translation exposure on its net assets denominated in different currencies. As certain of these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in "Accumulated other comprehensive loss" under "Stockholders' equity" on the balance sheet.

The Company also experiences foreign exchange transaction exposure from certain balances denominated in the non-functional currency of the originating entity. The Company hedges certain of these short-term exposures under a plan approved by the Board of Directors. See "Qualitative and Quantitative Disclosure of Market Risk," Item 3.

Cash, cash equivalents and cash investments totaled $344.4 million at September 30, 2000, compared to $319.1 million at September 30, 1999.

During the nine months ended September 30, 2000, the Company repurchased 2.9 million shares of its common stock through open market transactions pursuant to a stock repurchase program authorized by the Board in 1999. On February 2 and November 1, 2000, the Board authorized increases in the funds available under the program, bringing the aggregate total amount authorized to $250.0 million.

The Company believes that it has the financial resources needed for the foreseeable future to meet its presently anticipated business requirements, including capital expenditures and strategic programs.

FUTURE OPERATING RESULTS

Sybase's future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report, in the Reports on Form 10-Q for the quarters ended March 30, 2000, and June 30, 2000, respectively, and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended.

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

Sybase currently ships most of its products from three distribution facilities located in California, the Netherlands, and Singapore. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at any of these facilities at that time (due to natural calamity or systems failure, for example) could directly harm the Company's ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

Competition

The market for the Company's products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the Internet marketplace. Sybase has numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, and a number of smaller highly aggressive Internet and "dot.com" firms. Many of these companies may have greater financial, technical, sales, and marketing resources, and a larger installed base than Sybase. In addition, our competitors' advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, Sybase must be able to develop new products, enhance existing products and retain competitive pricing policies in a timely manner. The Company's failure to compete successfully with new or existing competitors could have a material adverse impact on the Company's business, and on the market price of the Company's Common Stock.

Product Development

Increasing widespread use of the Internet may significantly alter how the Company does business in the future. This, in turn, could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices.

In 2000, the Company began shipping Sybase Enterprise Portal, the industry's first enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. In May 2000, the latest versions of Replication Server(R), EnterpriseConnect and MainframeConnect, the Company's data movement and data access products designed to operate with the Enterprise Portal technology, also became generally available. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. As a general matter, deployment of enterprise portals has increased dramatically in recent years, and the Company believes that increasing demand for enterprise portal solutions will enhance Sybase's revenues and profitability. However, if the market does not continue to develop as anticipated, or if the Company's Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.

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

Divisional Sales Model

In January 1999, the Company realigned its direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall Company revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc.), a wholly-owned subsidiary, increased the Company's focus on the financial services market. In May 2000, the Company announced the launch of iAnywhere Solutions, Inc., a wholly-owned subsidiary, dedicated to mobile and wireless e-Business products and services. If the Company has misjudged the demand for its products and services in these markets, or if the Company's divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, the change could materially and adversely affect Sybase's business and prospects.

International Operations

Sybase derives a substantial portion of its revenues from its international operations. For the three months ended September 30, 2000, these revenues represented 38 percent of the Company's total revenues for that period. In 1999, these revenues represented 39 percent of the Company's total revenues for the fiscal year. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "Quantitative and Qualitative Disclosure of Market Risk - Foreign Exchange Risk", Item 3.

The Company's revenues from international operations could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes made by Sybase to accommodate these conditions. For example, in September 2000, the Company acquired certain assets and assumed certain liabilities of its distributor in Mexico. During 1998 and 1999, the Company closed then-existing subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. Several significant management and organizational changes occurred in the same period, including the resignation or replacement of several country managers in Europe and Asia and the European General Manager.

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

Human Resources

The Company's inability to hire and retain qualified technical, managerial, sales and other employees could affect our product development and sales efforts, other aspects of Company operations, and our financial results. Competition for such personnel is intense, particularly with the increase in pre-IPO Internet "dot.com" companies that attract many skilled and knowledgeable individuals. The Company's financial and stock price performance relative to the "dot.com" companies and other companies with whom Sybase competes for employees could also impact the degree of future employee turnover.

During the past two years, the Company has experienced a number of changes in its Board of Directors and in its executive management team. For example, in April 2000, Linda K. Yates became a member of the Sybase Board. In November 1999, Cecilia Claudio also joined the Board. During 1999, Leo T. Hindery, Jeffrey T. Webber and Robert S. Epstein resigned from the Board. John Chen became the Company's Chairman of the Board, President and Chief Executive Officer in 1998. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer, Pamela George was named Vice President, Corporate Marketing, and Daniel Carl became Vice President and General Counsel. Additionally, when the Company established its operating divisions in 1999, it appointed a general manager for each division. This resulted in changing or reassigning the prior job responsibilities of a number of executives. Further changes involving executives and managers could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Further changes in Board members could alter the Company's current strategic business plans.

Acquisitions

Sybase frequently explores possible acquisitions and strategic ventures with third parties as a way of expanding and enhancing its business. Sybase has acquired a number of companies during the past several years, and will likely acquire other companies, products, or technologies in the future. On January 20, 2000, the Company acquired Home Financial Network, an Internet financial services company specializing in the development of customized e-finance web sites. In September 2000, the Company acquired certain of the assets of its distributor in Mexico. In 1999, Sybase acquired Data Warehouse Network, a provider of industry-specific business intelligence applications. For a further discussion of the Company's recent acquisitions, see Note 2 to the Condensed Consolidated Financial Statements, incorporated here by reference.

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

Recent Accounting Pronouncements

For a discussion of risks associated with recent accounting pronouncements, see "New Accounting Pronouncements", in Note 5 to the Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

Year 2000 Update

Since January 1, 2000, Sybase's worldwide operations have not experienced any significant problems or issues associated with the "Year 2000" issue. Additionally, our customer support organizations have not reported any significant Year 2000 problems experienced by customers as a result of using our products.

The Company does not believe it will experience any significant Year 2000-related issues, but it will continue to monitor its operations in the near future. The Company believes it is adequately prepared to resolve any Year 2000 issues that may arise, and that the cost of doing so will not have a material effect on the Company's results of operations or financial condition. There is no guarantee that Sybase will not encounter Year 2000-related issues in the future.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under "Future Operating Results," Item 2. See also "Forward-Looking Statements," page 3, for a general discussion regarding such statements.

Foreign Exchange Risk

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial position and results of operations. Historically, the Company's primary exposures have related to nondollar-denominated sales and expenses in Europe, Asia Pacific, including Japan and Australia, and Latin America. In order to reduce the effect of foreign currency fluctuations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany accounts receivable resulting from local sales of software licenses by the Company's international subsidiaries. The majority of these exposures are denominated in European and Asia Pacific currencies, primarily the Euro and Hong Kong dollar. These forward exchange contracts are recorded at fair value and are short-term in nature (usually 30 days or less). There has been no material change in the Company's foreign exchange risk exposure since December 31, 1999.

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

The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of tax, if material. Unrealized gains and losses at September 30, 2000 were not material.

The Company has no cash flow exposure due to rate changes for cash equivalent and cash investments as all of these investments are at fixed interest rates.

There has been no material change in the Company's interest rate risk exposure since December 31, 1999.

PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        27 Financial Data Schedule

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2000                   SYBASE, INC.


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

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



Exhibit Number        Description
--------------        -----------
27                    Financial Data Schedule