Form 10-K
period 2000-12-31
SYBASE INC
filed 2001-04-02
CIK 768262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 26, 2001, as reported on the NASDAQ National Market System, was approximately $1,139,000,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2001, Registrant had 90,704,571 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K PARTS                DOCUMENT INCORPORATED BY REFERENCE
---------------                ----------------------------------
III......         Definitive Proxy Statement for the Annual Meeting of
                  Stockholders to be held May 24, 2001 (to be filed within 120 days of Registrant's fiscal year ended December 31, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (Sybase, or "we" or "us") to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products, risks inherent in completing the acquisition of other companies, the ability to integrate acquired companies into our business, and other risks detailed from time to time in our Securities and Exchange Commission filings.

     Expectations, forecasts, and projections that may be contained in this report are by nature forward-looking statements, and future results cannot be guaranteed. The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions in this document, as they relate to Sybase and our management, may identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to risks, uncertainties and assumptions. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. We do not intend to update these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

     Sybase provides the "heavy-lifting" infrastructure necessary to integrate and manage large enterprises on the Web. Our products and services include enterprise portal solutions, mobile and wireless solutions, and solutions in such vertical markets as financial services, telecommunications, the public sector and healthcare. Sybase was founded and incorporated in California on November 15, 1984, and re-incorporated in Delaware on July 1, 1991. Our business is organized into five principal operating divisions, two of which are wholly-owned subsidiaries:

     - ENTERPRISE SOLUTIONS (ESD) products and solutions let enterprises integrate, move and manage very large amounts of data and applications across diverse computing environments. ESD also provides technical support and professional services required by businesses to develop and maintain operational systems, including e-Business infrastructures.

     - IANYWHERE SOLUTIONS, INC. (IAS) products and solutions extend enterprise systems to remote and wireless devices to enable e-Business and m-Business (mobile business) anywhere, anytime. iAS is our wholly-owned subsidiary, created to continue the business of the former Mobile and Embedded Computing (MEC) division.

     - BUSINESS INTELLIGENCE (BID) products and solutions let businesses consolidate and analyze large amounts of information from data warehouses and data marts to facilitate better decision-making and gain a competitive edge in sales and marketing, customer satisfaction, trend and risk analysis, and other mission-critical areas.

     - INTERNET APPLICATIONS (IAD) products and solutions allow businesses to design, build and deploy distributed applications targeted for business-to-employee, business-to-business, business-to-consumer, and wireless markets. The products and solutions also form the foundation for our middleware solutions and extend existing distributed client/server applications (generally unsuitable for direct access on the Internet) into the new Web environment.

     - FINANCIAL FUSION, INC. (FFI) e-finance solutions and its global service and support network enable financial institutions to integrate financial services, channels, platforms, technologies and applications for delivery to capital markets and retail clients. FFI is a wholly-owned subsidiary created to carry on the business of Home Financial Network, Inc. (HFN), which we acquired in January 2000.

     A summary of financial results for these divisions and subsidiaries is found in Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

CUSTOMERS

     Our customers are primarily Fortune 1000 companies in North America and their equivalents in other geographic regions. Our primary markets include financial services, insurance, telecommunications, healthcare, defense and government agencies. No single customer accounted for more than 10% of total revenues during 2000, 1999, or 1998. The following were among our customers during 2000:

     - A leading distributor of natural gas in North America using ADAPTIVE SERVER(R) ENTERPRISE to rapidly implement a customer service system that increased productivity for employees and customers and cut response time from as high as 20 - 40 minutes down to a few seconds.

     - A pre-eminent U.S. university using ADAPTIVE SERVER(R)ENTERPRISE and SYBASE JAGUAR CTS(R) to provide access through the Web to its non-book museum and archive collections, including more than one million records linked to tens of thousands of digital images.

     - A nation-wide U.S. bank using FINANCIAL FUSION SERVER(TM) and CONSUMER E-FINANCE SUITE to deliver bill payment, content and customer care features for its online delivery channel. Financial Fusion's technology allows the bank's customers to access their financial data through wireless devices like a PDA (Personal Digital Assistant) or on a Web-enabled phone.

     - A regional utility using SQL ANYWHERE(R) STUDIO to create a new information infrastructure enabling linemen to access maps of buried electrical lines from their laptops, thus reducing paper waste and reducing the risk of accidental power outages.

     - A world-leading telecommunications provider using ENTERPRISE APPLICATION SERVER(TM) to develop a business and financial reporting system allowing worldwide senior management to monitor business performance in near real-time using Web technology.

PRODUCTS

     Sybase Enterprise Portal, introduced in 2000, provides a platform for integrating vast stores of data and applications, and making them available over the Web to enable e-Business anytime, anywhere. The Sybase Enterprise Portal offers open architecture, which allows users to get their businesses on the Web faster and at less cost than with our main competitor. Sybase Enterprise Portal version 2.0 became available in March 2001.

     Sybase Enterprise Portal also leverages our leadership in mobile and wireless technology, enabling e-Business and m-Business (mobile business) as far as enterprises reach, using cellular phones, alpha pagers, and personal digital assistants (PDAs).

     Sybase Enterprise Portal supports vertical solutions that are content-specific to a particular industry, and horizontal solutions designed for business-to-business (B2B) collaboration, business-to-customer (B2C) transactions, and business-to-employee (B2E) telecommunications.

     All of our products are available on hardware platforms manufactured by Compaq (Digital), Hewlett-Packard, IBM, Sun Microsystems and others. We also make products that connect these platforms to other hardware platforms with large installed bases. Our products are also available for a wide range of operating systems including various UNIX environments, Windows, Windows NT, and Linux. A description of each division's principal products follows:

ENTERPRISE SOLUTIONS DIVISION (ESD)

     Adaptive Server(R) Enterprise (ASE) is an information management system designed to support the demanding requirements of both traditional and e-Business mission critical applications. ASE, the portal-ready database, delivers the unique features for increased developer productivity, continuous availability of mission-critical applications and integration of disparate operational systems, thus enabling the efficient and rapid delivery of e-Business applications for the global economy.

     Replication Server(R) and Replication Agents(TM) allow remote sites to share data from a primary data site, and to automatically receive updated data from the primary site. Replication Server uses "store-and-forward asynchronous replication" that monitors and copies changes made at the primary data site, then automatically forwards those changes to all replicated sites. Sybase replication technology offers the first practical architecture for building cost-effective, high-performance, robust distributed systems and supplies a flexible approach to information delivery that can rapidly adapt to changing business needs.

     EnterpriseConnect(TM), DirectConnect(TM) and Open Server(TM) are among Sybase's core data access and integration products. These products allow users to use a single language to access varied types of data and applications (e.g., real-time data feeds, stored data) from multiple sources as if they were contained in a single database.

     Enterprise Event Broker enables today's corporate enterprise databases with a non-intrusive multi-platform message component framework. Event Broker enables custom applications to transmit information to other applications within the enterprise. Event Broker completely automates the capture and delivery of business events while giving customers the flexibility to define the mapping between events to better meet the needs of their enterprise requirements.

IANYWHERE SOLUTIONS (IAS)

     SQL Anywhere(R) Studio with MobiLink(TM) and Ultralite(TM) is the industry-leading mobile database for use on workgroup servers, laptops and handheld devices, and supports applications used by single or multiple users. The UltraLite deployment option minimizes memory and system requirements for applications found in devices such as smart phones and intelligent appliances. SQL Anywhere Studio technology allows scalable bidirectional synchronization of e-Business information between enterprise systems and remote devices. This means that mobile users can send and receive critical data ensuring that up-to-date information is always available at their fingertips and at the head office.

     iAnywhere Wireless Server(R) is a scalable and reliable wireless application server that provides data synchronization, messaging, content and session management to extend e-Business to wireless devices. It is also a gateway for secure wireless connectivity between IT and communications networks (such as cellular networks and packet radio networks). By providing "always available" access to corporate information even when a network connection is unavailable, the iAnywhere Wireless Server enables organizations to transform their business for the wireless revolution. iAnywhere Wireless Server became available in May 2000.

INTERNET APPLICATION DIVISION (IAD)

     Enterprise Application Server(TM) (EA Server) is the cornerstone for all of our e-Business, wireless, and vertical solutions. This highly scalable and robust J2EE compliant product is the foundation on which all classes of enterprises can build new applications and extend existing applications to meet the demands of the emerging business requirements. EA Server comes with POWERJ(TM), a 4G1 Java tool for enterprise application development.

     PowerDesigner(TM) is the Sybase product focused on the design requirements of application development. PowerDesigner is a leading product in the market place, with data, object, and process modeling capabilities supporting UML and repositories.

     PowerBuilder(R) is a high productivity application development tool targeted for the client/server and Web application markets.

BUSINESS INTELLIGENCE DIVISION (BID)

     Adaptive Server(R) IQ Multiplex (IQ-M) delivers a new generation of capabilities for e-Business intelligence and Web enabled data warehousing. IQ-M delivers data access, query performance and data loading 10 to 100 times faster than traditional relational databases. Because of IQ's multiplexing capabilities, this performance is maintained even as the number of users and the amounts of data increases dramatically. IQ-M compresses even terabytes of data and does not require continuous, laborious tuning and maintenance.

     Industry Warehouse Studios(TM) (IWS) offer strategic, end-to-end business intelligence infrastructure, which encompasses data acquisition, data modeling, metadata management, data analysis, data storage and analytic applications. The IWS products offer prepackaged solutions that can be customized for industries such as retail banking, capital markets, insurance, healthcare and telecommunications. These solutions provide the basic framework that enables an organization to analyze their customers' behavior and its impact on the business. This value chain solution results in an infrastructure that can be implemented by customers with reduced risk and accelerated implementation and usage of business intelligence applications.

FINANCIAL FUSION, INC. (FFI)

     Financial Fusion Server(TM) provides a single strategic technology platform that "fuses" e-finance applications, back-end systems, services and markets for retail and institutional banking and brokerage services, both on the Web and wirelessly. The solution bridges multiple languages, currencies and geographies for global functionality.

WORLDWIDE SERVICES

     Technical Support. Our Customer Service and Support organizations offer technical support for the entire family of Sybase products. We currently maintain regional support centers in North America, Europe, and Asia Pacific that can provide 24 X 7 technical services (i.e., 24 hours a day, seven days a week) in all time zones around the world. Our end users and partners have access to technical information sources and newsgroups on our support Web site, including a problem-solving library and certain download-able software fixes. End users generally can choose a technical support program that best suits their business needs. All of the following support programs are priced on a per-product basis and include updates and new version releases during the support period:

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

     - DEVELOPER SUPPORT programs apply to designated workplace-level products, and are geared toward developers. Under these programs, updates and new version releases are not included and must be purchased separately.

     Each of our major divisions and subsidiaries also offers a variety of support services to its partners, including value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and independent software developers.

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

     Education. We provide a broad education curriculum allowing customers and partners to increase their proficiency in our products. Basic and advanced courses are offered at Sybase education centers throughout North America, South America, Europe and Asia Pacific (including Australia and New Zealand). Specially tailored customer classes and self-paced training are also available. A number of our distributors and authorized education providers also provide training in our products.

SALES AND DISTRIBUTION

     Licensing Model. Consistent with software industry practice, we do not sell or transfer to our customers title to our software products. Instead, customers generally purchase nonexclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single-user desktop products to several million dollars for solutions that can support hundreds or thousands of users. We also license many of our products for use in connection with customer applications on the Internet. Our products and services are offered in a wide variety of configurations depending on each customer's needs and hardware environment.

     Distribution Method. All Sybase products and services generally are sold through direct sales organizations and indirect sales channels. "Indirect channels" include VARs, SIs, OEMs, international distributors and other resellers.

     International Business. Thirty-nine percent of the Company's total revenues were from international operations in 2000, with European operations accounting for 26% of total revenues, and intercontinental operations (principally Asia Pacific (including Japan) and South America) accounting for 13% of total revenues. Most of our international sales are made by foreign subsidiaries. However, certain sales were made in international markets from the United States. We also license our products through distributors in those regions. A summary of our geographical revenues is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations
(MD&A) -- Geographical Revenues", Part II, Item 7, and Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. For a discussion of the risks associated with our foreign operations, see "MD&A -- Future Operating Results -- International Operations", Part II,
Item 7, incorporated here by reference.

INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of March 26, 2001, we had 46 issued patents, expiring between 2013 and 2018, covering various aspects of our technology. We believe that our patents and other intellectual property rights have value, but no single patent is essential to Sybase as a whole. Additionally, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see "MD&A -- Future Operating Results -- Intellectual Property", Part II, Item 7, incorporated here by reference.

RESEARCH AND DEVELOPMENT

     Since inception, we have made substantial investments in research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2000, we invested $126.7 million, or 13% of our total revenue in research and development. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see "MD&A -- Future Operating Results -- Product Development", Part II, Item 7, incorporated here by reference. As is common in the software industry, our backlog is typically small and is not material to an understanding of our business.

COMPETITION

     The market for our products and services is fast-paced, extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the Internet marketplace. For a discussion of the risks associated with competition, see "MD&A -- Future Operating
Results -- Competition", Part II, Item 7, incorporated here by reference.

EMPLOYEES

     As of March 26, 2001, Sybase and its subsidiaries had 4,864 employees.

     Information regarding our executive officers is included in "Executive Officers of the Registrant", at the end of Part I of this Report.

ITEM 2. PROPERTIES

     Sybase is headquartered in Emeryville, California, where we lease administrative and product development facilities consisting of approximately 446,000 square feet. The leases for these facilities are due to expire as follows: approximately 225,600 square feet in 2002 and 220,470 square feet in 2003. We have renewal options, generally at the fair market value, under each of these leases. As of January 28, 2000, we entered into a lease agreement for new headquarters facilities in Dublin, California, consisting of approximately 406,000 square feet. Currently, we intend to move our Emeryville operations to the new facility during the first half of 2002. For a further discussion regarding the Dublin lease, see Note Six to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

     We maintain an engineering center in Milpitas, California, where we lease approximately 20,749 square feet of office space through 2003. We also maintain engineering centers in Boulder, Colorado; Paris, France; Waterloo, Canada; and Singapore. The North American engineering centers focus on product development for our divisions, and the Singapore facility is primarily focused on product localization and development relating to our Asian markets.

     As of December 31, 2000, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 82 locations throughout North America, South America, Europe and Asia (including Australia and New Zealand), aggregating approximately 1.2 million square feet. In 1999, we sold a building in Concord, Massachusetts consisting of approximately 44,600 square feet. During that year, we also completed a sale/leaseback transaction and executed a five-year lease extension on two other buildings in Concord. The leases for all three buildings expire in June 2006. In 1999, we sold a building consisting of approximately 10,500 square feet located in Maidenhead, England. We are in the process of leasing additional premises in various locations.

ITEM 3. LEGAL PROCEEDINGS

     The information required by this item is incorporated by reference to Note Twelve to the Consolidated Financial Statements, Part II, Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a stockholder vote in the quarter ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 26, 2001 are:

JOHN S. CHEN                           Mr. Chen has served Sybase in his present capacity since
Chairman, Chief Executive              November 1998. From February through November 1998, he
Officer and President                  served as co-Chief Executive Officer. Mr. Chen joined Sybase
Age 45                                 in August 1997 as Chief Operating Officer and served in that capacity until February 1998. From March 1995 to July 1997,
                                       Mr. Chen was President of the Open Enterprise Computing
                                       Division, Siemens Nixdorf, and Chief Executive Officer and
                                       Chairman of Siemens Pyramid, a subsidiary of Siemens
                                       Nixdorf. He is currently a director of The CIT Group, Inc..
ERIC L. MILES                          Mr. Miles has served in his present capacity since December
Sr. Vice President & GM                1998. Between December 1997, when he joined Sybase, and
Business Intelligence Division         December 1998, he was Senior Vice President, Product
Age 54                                 Operations. From November 1995 until he joined Sybase, Mr.
                                       Miles served as Vice President, Product Development at
                                       Informix Corporation.
RAJ NATHAN                             Dr. Nathan has served in his present capacity since December
Sr. Vice President & GM                1998. Joining Sybase in November 1997, he served as Senior
Internet Applications Division         Vice President, Corporate Program Office until December
Age 47                                 1998. From May through November 1997, he served as President and Chief Executive Officer of Siemens Pyramid, and held a number of executive positions with Siemens Pyramid prior to that.

TERRY STEPIEN                          Mr. Stepien has served in his present capacity since May
President                              2000. Prior to that he had served as Senior Vice President
iAnywhere Solutions, Inc.              and General Manager of Mobile and Embedded Computing
Age 42                                 Division (MEC) since March 1999. From September 1998 to
                                       March 1999, he was Vice President and General Manager of
                                       MEC. From September 1996 to September 1998, he served as
                                       Vice President, Marketing for Database Products. Mr. Stepien
                                       was Vice President, Marketing for Workplace Database
                                       Products from February 1995 to September 1996.
PIETER VAN DER VORST                   Mr. Van der Vorst has served in his present capacity since
Vice President and                     January 1999. Between November 1997 and January 1999, he
Chief Financial Officer                served as Corporate Controller, and prior to that, he served
Age 46                                 as Vice President, Tax and Corporate Accounting beginning in
                                       April 1997. Mr. Van der Vorst has held various other
                                       positions since joining Sybase in 1991.
PAMELA J. GEORGE                       Ms. George has served in her present capacity since April
Vice President                         1999. Prior to that she was Vice President of Corporate
Corporate Marketing                    Communications at Maxager Technology, beginning in December
Age 55                                 1997. From October 1991 through October 1995, Ms. George was
                                       Director of Corporate Communications for Cisco Systems.
DANIEL R. CARL                         Mr. Carl has served in his present capacity since April
Vice President and                     1999. Immediately prior to that, he served as Director of
General Counsel                        European Legal Affairs, beginning in January 1997. Mr. Carl
Age 48                                 has been a Vice President of Sybase since May 1996, and
                                       served as Associate General Counsel from 1992 to April 1999.
MARTIN J. HEALY                        Mr. Healy has served in his present capacity since January
Vice President and                     1999. Between January 1997 and January 1999, he served as
Corporate Controller                   Vice President, Intercontinental Operations. Mr. Healy was
Age 38                                 Director of Finance, Asia (excluding Japan) from January
                                       1994 to December 1997, and prior to that held various
                                       positions within the Company's finance organization. Before
                                       Joining Sybase in 1989, Mr. Healy was Financial Reporting
                                       Manager at WordStar International.
NITA C. WHITE-IVY                      Ms. White-Ivy has served in her present capacity since March
Vice President Worldwide               1998. Prior to that, she was a human resources consultant to
Human Resources                        Sybase beginning in January 1998. Before joining Sybase, she
Age 54                                 was with Siemens Pyramid, serving as Vice President of
                                       Worldwide Human Resources from February 1994 to October
                                       1997.
MARTY BEARD                            Mr. Beard has served in his present capacity since August
Vice President                         2000. Before joining Sybase, Mr. Beard was Vice President of
Corporate Development                  Oracle Online from June 1999 through July 2000. Prior to
Age 38                                 that he served as Senior Director, Mid-market Business
                                       Solutions for Oracle Corporation beginning in July 1997.
                                       From June 1993 through June 1997, Mr. Beard was Staff
                                       Director, Corporate Strategy and Development for Pacific
                                       Telesis Group.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Sybase, Inc. Common Stock, par value $.001, is traded on the NASDAQ National Market System under the symbol "SYBS." Following is the range of low and high closing prices for our stock as reported on the NASDAQ for the quarters indicated.

                                                              HIGH      LOW
                                                             ------    ------
FISCAL 1999
Quarter ended March 31, 1999...............................  $11.00    $ 5.53
Quarter ended June 30, 1999................................  $11.00    $ 6.48
Quarter ended September 30, 1999...........................  $13.19    $10.00
Quarter ended December 31, 1999............................  $18.50    $10.63
FISCAL 2000
Quarter ended March 31, 2000...............................  $29.75    $16.50
Quarter ended June 30, 2000................................  $24.94    $18.25
Quarter ended September 30, 2000...........................  $28.50    $21.13
Quarter ended December 31, 2000............................  $24.31    $17.56

     We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our stock on the NASDAQ on March 26, 2001, was $16.57. The number of stockholders of record on that date was 1,503.

     On January 20, 2000, we issued 7,817,471 shares of Common Stock pursuant to
Section 4(2) of the Securities Act to the former shareholders of HFN in exchange for all of the outstanding common stock of HFN, a privately-held developer of financial software. The resale of the Sybase common stock issued in connection with this merger transaction was registered under the Act. For further discussion of this acquisition, see Note Eleven to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

ITEM 6. SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         2000       1999        1998        1997         1996
                                       --------   --------    --------    --------    ----------
Revenues:
  License fees.......................  $468,501   $421,645    $421,454    $471,036    $  605,491
  Services...........................   491,957    449,988     446,015     432,901       406,054
                                       --------   --------    --------    --------    ----------
          Total revenues.............   960,458    871,633     867,469     903,937     1,011,545
Costs and expenses:
  Cost of license fees...............    45,120     46,241      37,573      31,356        29,859
  Cost of services...................   245,837    217,053     235,574     248,625       246,273
  Sales and marketing................   345,149    310,774     377,774     457,441       511,316
  Product development and
     engineering.....................   126,689    136,272     148,583     138,590       164,676
  General and administrative.........    67,267     68,876      65,406      62,607        72,561
  Amortization of goodwill and other
     purchased intangibles...........    32,730     13,920      15,205      11,720        11,843
  In-process research and
     development.....................     8,000         --          --          --            --
  Cost (reversal) of restructuring...      (791)    (8,528)     74,167          --        49,232
                                       --------   --------    --------    --------    ----------
          Total costs and expenses...   870,001    784,608     954,282     950,339     1,085,760
                                       --------   --------    --------    --------    ----------
Operating income (loss)..............    90,457     87,025     (86,813)    (46,402)      (74,215)
Interest income and expense, net.....    17,035     13,773       7,748       5,646         7,507
Minority interest....................        94         --          --          --            --
                                       --------   --------    --------    --------    ----------
Income (loss) before income taxes....   107,586    100,798     (79,065)    (40,756)      (66,708)
Provision for income taxes...........    35,461     38,303      14,063      14,668        12,298
                                       --------   --------    --------    --------    ----------
Net income (loss)....................  $ 72,125   $ 62,495    $(93,128)   $(55,424)   $  (79,006)
                                       ========   ========    ========    ========    ==========
Basic net income (loss) per share....  $   0.82   $   0.76    $  (1.15)   $  (0.70)   $    (1.05)
                                       --------   --------    --------    --------    ----------
Shares used in computing basic net
  income (loss) per share............    87,711     81,817      80,893      78,794        75,160
                                       ========   ========    ========    ========    ==========
Diluted net income (loss) per
  share..............................  $   0.78   $   0.74    $  (1.15)   $  (0.70)   $    (1.05)
                                       --------   --------    --------    --------    ----------
Shares used in computing diluted net
  income (loss) per share............    92,150     84,156      80,893      78,794        75,160
                                       ========   ========    ========    ========    ==========

                        CONSOLIDATED BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                          2000       1999        1998        1997        1996
                                        --------   --------    --------    --------    --------
Cash, cash equivalents and cash
  investments.........................  $354,612   $352,899    $249,613    $246,137    $174,522
Working capital.......................   157,486    127,229      84,179      67,510      93,056
Total assets..........................   915,040    737,335     696,604     781,625     751,891
Long-term obligations.................     5,795      5,799       2,011       1,959       2,871
Stockholders' equity..................   490,752    336,110     301,072     371,515     396,808

     Certain previously reported amounts have been reclassified to conform to the current presentation format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We reported net income of $72.1 million for the year 2000, a 15% increase over our reported net income for 1999 of $62.5 million. Our increase in profitability primarily resulted from a 10% or $88.8 million increase in our revenues and an increase in our operating margin, before restructuring credits and charges relating to acquisitions, from 10.8% to 14.0%. The benefit from these two items was offset by an increase of $29.6 million in amortization and write-off charges relating to acquired intangibles primarily arising from our 2000 acquisition of HFN and a $7.7 million decrease in restructuring credits.

     Our revenue growth during the year was due to strong performances in both our core technologies and services, and our growth initiatives in enterprise portals, wireless computing, and the financial services vertical. As of December 31, 2000, we had $354.6 million in cash, cash equivalents and cash investments, and stockholders' equity of $490.8 million. Days sales outstanding in accounts receivable was 74 days for the quarter ended December 31, 2000.

     We are organized into five separate business segments, each focused upon one of five key market segments -- Enterprise Solutions (ESD); iAnywhere Solutions, Inc. (iAS), formerly our Mobile and Embedded Computing (MEC) division; Internet Applications (IAD); Business Intelligence (BID); and Financial Fusion, Inc. (FFI). For a discussion of each of these business segments, see "Business", Part I, Item 1, incorporated here by reference.

     With our focus on enterprise portals, wireless computing and vertical solutions we believe we are in a strong position to succeed in very competitive markets. We believe that these initiatives along with our strong customer base, market-focused segment structure, and sound financial position allow for continued financial stability and earnings growth.

RESULTS OF OPERATIONS

REVENUES
(Dollars in millions)

                                          2000     CHANGE     1999     CHANGE     1998
                                         ------    ------    ------    ------    ------
License fees...........................  $468.5      11%     $421.6     --       $421.5
  Percentage of total revenues.........      49%                 48%                 49%
Services...............................  $492.0       9%     $450.0      1%      $446.0
  Percentage of total revenues.........      51%                 52%                 51%
          Total revenues...............  $960.5      10%     $871.6     --       $867.5

     Total revenues for 2000 increased 10 percent over 1999. Total 1999 revenues increased slightly compared to 1998 total revenues. The increase in 2000 from 1999 was due to strong license revenue growth in our core enterprise software, wireless, and e-finance products, and growth in both our maintenance and professional services revenues.

     License fees revenues increased 11 percent over 1999 license fee revenues. License fees revenues remained flat in 1999 when compared to 1998. In 2000, the increase in license fees revenues was primarily due to increased sales in certain product lines included in the ESD and MEC divisions and the revenues from our FFI subsidiary, newly added in 2000. In 1999, license fees revenues from sales of certain product lines included in the MEC and BID divisions increased but were offset by sales decreases in certain product lines included in the ESD and IAD divisions.

     Services revenues grew 9 percent in 2000 compared to services revenues in 1999. Services revenues grew 1 percent between 1998 and 1999. The increase in services revenues during 2000 was attributable to a 10 percent increase in revenue from support and maintenance fees and an 8 percent increase in professional services, education and consulting revenues. The increase in support and maintenance revenues was primarily due to an increase in our installed base. The increase in professional services revenues primarily related to the professional services of FFI, which was formed in 2000 after our acquisition of HFN. The increase between 1998 and 1999 was primarily attributable to increased support and maintenance fees revenues from directly supported sites, additional users, and the renewal of maintenance contracts

     Services revenues are derived primarily from consulting, education and technical support services relating to our products. For a discussion of our services, see "Business -- Worldwide Services", Part I, Item 1, incorporated here by reference. As a percentage of total revenues, our services revenues decreased to 51 percent in 2000 from 52 percent in 1999, and were consistent with 51 percent in 1998.

GEOGRAPHICAL REVENUES
(Dollars in millions)

                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
    North America..............................  $586.7      10%     $531.5       6%     $503.3
      Percentage of total revenues.............      61%                 61%                 58%
    International:
      Europe...................................  $247.8       7%     $231.9      (8)%    $253.2
         Percentage of total revenues..........      26%                 27%                 29%
      Intercontinental.........................  $126.0      16%     $108.2      (2)%    $111.0
         Percentage of total revenues..........      13%                 12%                 13%
              Total International..............  $373.8      10%     $340.1      (7)%    $364.2
      Percentage of total revenues.............      39%                 39%                 42%
              Total revenues...................  $960.5      10%     $871.6      --      $867.5

     North America revenues (United States, Canada and Mexico) increased 10 percent between 1999 and 2000. There was an increase in both license fees revenues and services revenues between 1999 and 2000. The increase in license fee revenue was mostly attributable to increased revenue from certain product lines, including iAS mobile and wireless solutions, as well as license fees generated by FFI. Increases in both support and maintenance revenues, and professional services revenues contributed to the overall increase in services revenue.

     North America revenues increased 6 percent between 1998 and 1999, largely due to license fees revenues growth in certain product lines included in the ESD, MEC and BID divisions, and partially offset by a decrease in revenues associated with certain product lines included in the IAD division.

     International revenues increased 10 percent in 2000 over 1999, after decreasing 7 percent in 1999 compared to 1998. European revenues increased 7 percent in 2000 primarily due to increased license fee revenues in certain product lines, including ESD and iAS products, as well as license revenues from FFI. European revenues declined 8 percent from 1998 to 1999 due to a decline in revenues from certain product lines included in the ESD, MEC and IAD divisions, partially offset by increased revenues from certain product lines included in the BID division. Management changes in Europe also adversely affected revenues in 1999. See "Future Operating Results -- International Operations" and "Human Resources" below for a further discussion of management changes. In 2000, Intercontinental revenues (principally Asia Pacific and South America) increased 16 percent due to increased license fees revenues in certain product lines included in the ESD division along with an increase in support and maintenance revenues. In 1999, Intercontinental revenues decreased 2 percent from the 1998 revenues total due to a decline in the revenues generated by certain product lines included in the ESD division. International revenues comprised 39 percent of total revenues in 2000 and 1999, down from 42 percent in 1998.

     In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material in 2000, 1999, or 1998.

     Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuation, see "Financial Risk Management -- Foreign Exchange Risk" and "Future Operating Results -- Euro Currency", below.

COST AND EXPENSES
(Dollars in millions)

                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
    Cost of license fees.......................  $ 45.1      (2)%    $ 46.2      23%     $ 37.6
      Percentage of license fees revenues......      10%                 11%                  9%
    Cost of services...........................  $245.8      13%     $217.1      (8)%    $235.6
      Percentage of services revenues..........      50%                 48%                 53%
    Sales and marketing........................  $345.1      11%     $310.8     (18)%    $377.8
      Percentage of total revenues.............      36%                 36%                 44%
    Product development and engineering........  $126.7      (7)%    $136.3      (8)%    $148.6
      Percentage of total revenues.............      13%                 16%                 17%
    General and administrative.................  $ 67.3      (2)%    $ 68.9       5%     $ 65.4
      Percentage of total revenues.............       7%                  8%                  8%
    Amortization of goodwill and other
      purchased intangibles....................  $ 32.7     135%     $ 13.9      (9)%    $ 15.2
      Percentage of total revenues.............       3%                  2%                  2%
    In-process research and development........  $  8.0       *          --       *          --
      Percentage of total revenues.............       1%                 --                  --
    Cost (reversal) of restructuring...........  $  (.8)      *      $ (8.5)      *      $ 74.2
      Percentage of total revenues.............       *                  (1)%                 9%

---------------
* Not meaningful

COST OF LICENSE FEES

     Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and third party royalty costs. In 2000, these costs decreased 2 percent from 1999. The cost of license fees expense increased 23 percent in 1999 over 1998. The 2000 decrease in cost of license fees was primarily due to decreased third party royalties which were partially offset by increases in amortization of capitalized software costs and the amortization of purchased technology acquired in the HFN transaction. The 1999 increase was primarily due to increased third party royalties. Cost of license fees was 10 percent of license fees revenues in 2000, 11 percent in 1999 and 9 percent in 1998.

     Amortization of capitalized software costs was $22.4 million in 2000, $20.0 million in 1999 and $19.5 million in 1998. In 2000, the increase in amortization of capitalized software costs was primarily related to Adaptive Server Enterprise 12.0, PowerBuilder 7.0, Jaguar CTS 3.0 and 3.5, and Sybase Enterprise Portal 1.0. Amortization costs remained relatively flat from 1999 to 1998.

COST OF SERVICES

     Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs increased 13 percent during 2000 and decreased 8 percent between 1999 and 1998. These costs increased as a percentage of services revenues to 50 percent in 2000, compared to 48 percent in 1999, and were 53 percent of services revenues in 1998. The increase in cost of services in absolute dollars and as a percentage of services revenues in 2000 over 1999 was primarily due to an increase in the number of consulting personnel located in North America (partially attributable to the acquisition of HFN), and market driven increases in the labor costs associated with consulting personnel. The decrease, in absolute dollars and as a percentage of services revenues in 1999 over 1998, was primarily due to a decrease in salaries and facility costs (including rent and depreciation) as a result of the restructuring program initiated in 1998.

SALES AND MARKETING

     Sales and marketing expenses increased 11 percent during 2000 compared to 1999 and decreased 18 percent from 1998 to 1999. Sales and marketing expenses remained consistent at 36 percent of total revenues in 2000 and 1999, as compared to 44 percent in 1998. The increase in sales and marketing expenses in absolute dollars in 2000 compared to 1999 was primarily due to sales expenses associated with increased revenues including the addition of FFI, and certain marketing programs undertaken during the year. The increase in sales and marketing expense was partially offset by a decrease in allocated common costs. We allocate various common costs including certain legal expenses, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses. The common costs in 1999 were higher than those in 2000 due to certain litigation costs during 1999, the costs associated with internal Y2K compliance, and the streamlining of certain back office functions during 2000. The decrease in sales and marketing expense, in absolute dollars and as a percentage of total revenues in 1999 compared to 1998, was primarily due to a decrease in salary cost, facility costs including rent, and depreciation as a result of the restructuring plan initiated in 1998. The decrease in 1999 was partially offset by an increase in allocated common costs primarily pertaining to litigation costs.

PRODUCT DEVELOPMENT AND ENGINEERING

     Product development and engineering expenses (net of capitalized software development costs) decreased 7 percent in 2000 as compared to 1999, and decreased 8 percent in 1999 from 1998. These expenses decreased as a percentage of total revenues to 13 percent in 2000 compared to 16 percent and 17 percent in 1999 and 1998, respectively. The decrease in product development and engineering expenses, in absolute dollars and as a percentage of total revenues in 2000 as compared to 1999, was primarily due to a decrease in personnel expenses and allocated common costs. The decrease in 1999 was primarily due to an increase in software development costs capitalized during the year, and a decrease in salary cost, facility costs including rent, and depreciation as a result of the restructuring plan initiated in 1998. The 1999 decrease was partially offset by an increase in allocated common costs.

     We capitalize product development and engineering costs during the period between achievement of technological feasibility and general availability of the product. Amounts capitalized totaled approximately $20.2 million in 2000, $18.7 million in 1999 and $10.8 million in 1998. In 2000, capitalized software costs included costs incurred for the development of the Sybase Enterprise Portal, Adaptive Server Enterprise 12.5, Adaptive Server IQ 12.4.2 and 12.5, DirectConnect 12.0 and 12.5, Enterprise Application Server, and MainframeConnect(TM) 12.0 and 12.5. In 1999, capitalized software costs included costs incurred for the development of Adaptive Server Enterprise 12.0, Enterprise Event Broker, Sybase Financial Server(TM) 1.0, Enterprise Application Studio 3.5, PowerJ 3.0, Replication Server 12.0, and PowerDesigner 7.0. During 1998, we capitalized software costs in connection with our acquisition of Intellidex, development of Adaptive Server Enterprise 11.9, and enhancements to Replication Server and Jaguar CTS.

     We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased 2 percent in 2000 compared to 1999. In 1999, the costs increased 5 percent from 1998. General and administrative expenses represented 7 percent of total revenues in 2000 compared to 8 percent in both 1999 and 1998. The decrease in general and administrative expenses in absolute dollars and as a percentage of total revenues in 2000 compared to 1999 was primarily due to a decrease in allocated common costs which were partially offset by the costs associated with FFI. The increase in absolute dollars in 1999 compared to 1998 was primarily due to an increase in allocated common costs.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES

     Amortization of goodwill and other purchased intangibles increased 135 percent during 2000 compared to 1999. In 1999, the costs decreased 8 percent from 1998. These costs were 3 percent of total revenues in 2000 compared to 2 percent in both 1999 and 1998. The increase in amortization of goodwill and other purchased intangibles in absolute dollars in 2000 compared to 1999 and 1998 is attributable to amortization of goodwill and the established customer list associated with the HFN acquisition. The decrease in amortization of goodwill and other purchased intangibles between 1999 and 1998 was due to certain intangibles that became fully amortized during early 1999.

IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of HFN in the quarter ended March 31, 2000, we allocated $8.0 million of the $167.6 million purchase price to in-process research and development. As part of the process of analyzing this acquisition, the decision was made to buy technology that had not yet been commercialized rather than to develop the technology internally. This decision was based on factors such as the amount of time and costs it would take to bring the technology to market.

     HFN had been involved in the development of technologies that enable financial institutions to deliver their services to customers via the Internet. At the acquisition date, HFN was conducting development and qualification activities related to a suite of products encompassing bill presentment, small business functions, alternate service delivery methods and related underlying software technology. At that time, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was immediately expensed at the date of acquisition.

     We estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development by determining the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk adjusted discount rates. The selection of the discount rate was based on a weighted average cost of capital, adjusted to reflect risks associated with the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances known at the time, and each technologies' degree of completion. Projected future net cash flows attributable to HFN's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 20 percent. We believe that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount another third party would pay for the projects.

     Revenue estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. The analysis of the in-process technology was determined by incorporating the revenue related to the expected evolution of the technology over time. Once developed, the estimated lifecycle of the product suite was estimated to be approximately 5 to 7 years. As a whole, HFN is expected to exhibit compound annual growth of approximately 38 percent in the period from 2000 through 2007.

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

     To properly analyze the research and development efforts that had been accomplished to date and exclude the effort to be completed on the development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only the accomplishments made as of the date of the acquisition towards the ultimate completion of the in-process R&D projects. The relative contribution made on the research and development efforts was assessed based on a variety of factors including absolute development time (costs) incurred to date, management estimates, and a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts and the associated risks. Overall, HFN's in-process research and development projects were estimated to be approximately 75 percent complete. HFN estimated that the projects would be completed in March 2000, after which time it expected to begin generating economic benefits from the completed projects. As of the valuation date, approximately 86 man months totaling $650,000 had been expended on the in-process research and development projects. In total, costs to complete HFN's in-process research and development were expected to be approximately $150,000 and require 23 man months of work. Completion of these projects was expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn a "new-to-the-world" software suite into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved. Historically, many of HFN's in-process research and development projects have required rework and additional expenditures in comparable stages of development.

     The research and development efforts described above are substantially complete and actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition.

COST (REVERSAL) OF RESTRUCTURING

     In February 1998, we announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee, including reductions in sales and marketing, and product development and engineering expenses. Our goal was to significantly reduce annual operating expenses by realigning resources around our core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. The 1998 Plan included the termination of at least 1,000 employees, the termination of certain product lines, and the consolidation or closure of certain facilities and subsidiaries. As a result of the 1998 Plan, we terminated approximately 1,100 employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software), wrote off costs of terminating certain product lines, and closed down subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela.

     In the first phase of the restructuring, we focused our efforts on eliminating product lines not core to the business. We also reduced personnel and related facilities costs to achieve an immediate reduction in our cost structure. In the fourth quarter of 1998, we focused our restructuring efforts on reducing costs, and realigning our sales force, product teams and professional service capabilities into four new divisions. The charges included reductions of personnel and related facilities costs. The amounts included in the restructuring charges for 1998 were as follows (Dollars in thousands):

                                                        Q1 1998    Q4 1998     TOTAL
                                                        -------    -------    -------
Termination payments to employees and other related
  costs...............................................  $11,631    $14,957    $26,588
Lease cancellations and commitments...................    6,267      9,930     16,197
Write-downs of:
  Property, plant and equipment.......................    7,660        838      8,498
  Capitalized software................................    3,726        (85)     3,641
  Prepaid royalties...................................    3,953         --      3,953
  Other...............................................    1,441       (153)     1,288
Costs related to closing of subsidiaries, including
  write-off of goodwill...............................    7,681      1,815      9,496
Estimated product and employee termination
  liabilities.........................................    6,676     (5,013)     1,663
Other.................................................    2,659        184      2,843
                                                        -------    -------    -------
                                                        $51,694    $22,473    $74,167
                                                        =======    =======    =======

  Termination payments to employees and other related costs

     In the first quarter of 1998, we incurred a restructuring charge of approximately $11.6 million for severance payments and termination benefits in connection with the termination of approximately 450 employees. In the fourth quarter of 1998, we incurred additional restructuring charges of approximately $15.0 million for severance payments and termination benefits paid in connection with the additional termination of approximately 650 employees. The severance payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.

  Lease cancellation and commitments

     In the first quarter of 1998, we incurred restructuring charges of $6.3 million for facilities consolidated or closed in Burlington, Massachusetts, Mexico and Japan. In the fourth quarter of 1998, we incurred a restructuring charge of $9.9 million for facilities consolidated or closed, including sales offices in the United States, Europe and Asia. These offices were primarily responsible for the sale of our software products, professional services and customer support. These restructuring charges reflect the remaining contractual obligations under facility leases net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. We continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

  Write-downs of property, plant and equipment

     In the first and fourth quarters of 1998, we incurred restructuring charges of $7.7 million and $0.8 million, respectively, related to the carrying values of property, equipment and leaseholds abandoned in connection with the restructuring. The specific assets charged to restructure included: personal computers and equipment used by employees terminated; office equipment and leaseholds in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia (including Japan) and Latin America; and, certain internal use software abandoned in connection with the restructuring. The assets were all taken out of service and held for disposal at the date that they were identified for inclusion in the restructure, except for the assets of the Japanese subsidiary that remained in use for three months. The assets of the Japanese subsidiary were depreciated for the three months they remained in use.

  Write-downs of capitalized software/prepaid royalties

     In the first quarter of 1998, we incurred restructuring charges of $3.7 million related to the carrying value of capitalized software development costs for those product lines which we had eliminated as part of the 1998 Plan. The products eliminated included Sybase MPP(TM) on certain platforms, certain APT products, dbQueue(TM), Web.SQL(TM), Lego Rom and PowerBuilder(R) for Mac. In the first quarter of 1998, we also incurred restructuring charges of $4.0 million related to the carrying value of prepaid royalties paid by us to third-party licensors. These prepaid royalties related to technologies either embedded in abandoned products or technologies abandoned because they were no longer core to our business.

  Costs related to closing of subsidiaries, including write off of goodwill

     In the first quarter of 1998, we accrued approximately $7.7 million for costs associated with the closure of certain subsidiaries. Of this amount, approximately $7.4 million represented costs associated with the closure of our Mexican subsidiary. In the fourth quarter of 1998, we recorded additional restructuring charges of $1.8 million associated with the closing of subsidiaries consisting principally of the write-off of goodwill related to our subsidiary in Chile. The fourth quarter charge was partially offset by the recovery of $0.9 million of certain accounts receivable of the Mexican subsidiary previously charged to restructuring costs in the first quarter of 1998.

  Estimated product and employee termination liabilities

     In the first quarter of 1998, we recorded restructuring charges of approximately $6.7 million associated with anticipated liabilities for claims resulting from the abandonment of products no longer core to our business and from the termination of employees. The amounts accrued were based on our previous experience with obligations associated with end-of-life products and employee terminations, including payments made in connection with the restructuring in 1996.

     In the fourth quarter of 1998, we reevaluated this liability and based on actual claims received, amounts paid to date and legal counsel's estimate of future obligations to customers and employees, we reduced the liability by approximately $5.0 million.

     During 1999, we reversed by credit to operating expenses $8.5 million of restructuring costs related to the 1998 Plan. The reversals included $3.8 million related to termination payments to employees and other related costs; $4.2 million related to lease cancellations and commitments; and, $0.5 million of legal and other fees. During 2000, we reversed by credit to operating expenses $0.8 million of restructuring costs related to the 1998 Plan. The reversals consisted primarily of lease cancellations and commitments and other costs.

     The following tables summarize the activity related to the restructuring liability at December 31, 2000 and 2001 (dollars in thousands):

                                          ACCRUED                                          ACCRUED
                                        LIABILITIES     AMOUNTS     AMOUNTS   AMOUNTS    LIABILITIES
                                        AT 12/31/98   WRITTEN OFF    PAID     REVERSED   AT 12/31/99
                                        -----------   -----------   -------   --------   -----------
Termination payments to employees and
  other related costs.................    $12,483           --      $ 8,208    $3,833      $  442
Lease cancellations and commitments...      9,538           --        4,041     4,201       1,296
Costs related to closing of
  subsidiaries, including write-off of
  goodwill............................      2,730        2,730           --        --          --
Other.................................      2,567           --        1,701       494         372
                                          -------       ------      -------    ------      ------
                                          $27,318       $2,730      $13,950    $8,528      $2,110
                                          =======       ======      =======    ======      ======

                                                    ACCRUED                            ACCRUED
                                                  LIABILITIES   AMOUNTS   AMOUNTS    LIABILITIES
                                                  AT 12/31/99    PAID     REVERSED   AT 12/31/00
                                                  -----------   -------   --------   -----------
Termination payments to employees and other
  related costs.................................    $  442      $  254      $188        $ --
Lease cancellations and commitments.............     1,296         755       410         131
Other...........................................       372         179       193          --
                                                    ------      ------      ----        ----
                                                    $2,110      $1,188      $791        $131
                                                    ======      ======      ====        ====

     The remaining restructuring reserve relates to certain lease payments contractually required of us on certain closed facilities, net of associated sublease amounts. The remaining lease amounts will be paid during 2001.

OPERATING INCOME/LOSS
(Dollars in millions)

                                           2000     CHANGE    1999     CHANGE     1998
                                           -----    ------    -----    ------    ------
Operating income/(loss)..................  $90.5      4%      $87.0      *       $(86.8)
  Percentage of total revenues...........      9%                10%                 10%

---------------
* Not meaningful

     Operating income in 2000 increased 4 percent over 1999. We had a significant loss in 1998. In 2000 and 1999, operating income included a reversal to restructuring charges of $0.8 million and $8.5 million, respectively, while the 1998 operating loss includes $74.2 million in restructuring charges.

     The increase in operating income in 2000, compared to 1999, is primarily due to an increase in total revenues, and the continued benefit from the restructure actions taken in 1998 that have kept sales and marketing, product development and engineering, and general and administrative expenses equal to or lower than the levels obtained 1999, as a percentage of revenue. The increase was partially offset by an increase in cost of services and expenses associated with the amortization of goodwill and established customer lists, the write-off of in-process research and development and the amortization of purchased technology relating to the acquisition of HFN. The $173.8 million increase in operating income in 1999, compared to 1998, primarily resulted from lower operating expenses ensuing from the 1998 Plan, and the absence of the 1998 restructuring charge.

OTHER INCOME (EXPENSE), NET
(Dollars in millions)

                                            2000     CHANGE    1999     CHANGE    1998
                                            -----    ------    -----    ------    -----
Interest income...........................  $17.9      32%     $13.6      35%     $10.1
  Percentage of total revenues............      2%                 2%                 1%
Interest expense and other, net...........  $(0.8)      *      $ 0.2       *      $(2.3)
  Percentage of total revenues............   (0.1)%                0%              (0.3)%
Minority interest.........................  $ 0.1       *          *       *          *
  Percentage of total revenues............      *                  *                  *

---------------
* Not meaningful

     Interest income increased 32 percent from 1999 to 2000. In 1999, interest income increased 35 percent from 1998. Interest income consists primarily of interest earned on investments. The increase between 2000 and 1999 was attributable to larger average-invested cash balances, and an increase in the interest rate yields of the cash balances invested. The increase in interest income between 1998 and 1999 due primarily to the build-up of larger average-invested cash balances.

     Interest expense and other, net was $(0.8) million in 2000, compared to $0.2 million in 1999 and $(2.3) million in 1998. Interest expense and other, net includes interest expense from capital lease obligations incurred in prior years; gains from the disposition of certain real estate and investments; bank fees; expenses, net gains and losses resulting from foreign currency transactions and the related hedging activities; and the cost of hedging foreign currency exposures. The decrease in interest expense and other, net during 2000 compared to 1999, was due to the 1999 sale of certain European real estate.

PROVISION FOR INCOME TAXES
(Dollars in millions)

                                            2000     CHANGE    1999     CHANGE    1998
                                            -----    ------    -----    ------    -----
Provision for income taxes................  $35.5      (7)%    $38.3     172%     $14.1

     In 2000, income taxes were recorded at a rate of 33 percent on pre-tax income compared to a 38 percent rate in 1999. In 1998 we recorded income taxes of $14.1 million, primarily related to withholding taxes, and income taxes in those foreign jurisdictions where we had income. The 2000 and 1999 tax provisions were the result of taxable earnings generated from operations in both the US and certain international jurisdictions. The 2000 provision benefited from a $9.7 million reversal of a previously recorded valuation allowance on our deferred tax asset. The valuation allowance reversed related to certain research and development tax credits that we believe will generate a tax benefit in future periods given their carryforward periods. The reversal of the valuation allowance is a non-recurring benefit, and will not impact our provision for income taxes in future years. The benefit of the valuation allowance reversal was offset somewhat in 2000 by an increase in expenses that were not deductible for tax purposes. These expenses were primarily the amortization of goodwill and established customer lists, the write-off of in-process research and development and the amortization of purchased technology relating to the acquisition of HFN.

     We had a deferred tax asset of $47.6 million at December 31, 2000. This deferred tax asset included a valuation allowance of $10.4 million. As of December 31, 2000, the deferred tax asset included research and development tax credits of $9.7 million and foreign tax credits of $9.7 million. The research and development tax credits expire in years from 2005 through 2020, and the foreign tax credits expire in years from 2001 through 2005. In order to realize the net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions so that we can obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have an impact on our effective tax rate in future periods.

NET INCOME (LOSS) PER SHARE
(Dollars and shares in millions)

                                         2000     CHANGE     1999     CHANGE     1998
                                        ------    ------    ------    ------    -------
Net income (loss).....................  $72.1       15%     $62.5       *       $   (93.1)
  Percentage of total revenues........      8%                   7%               (11)%
Basic:
  Net income (loss) per share.........  $ 0.82       8%     $ 0.76      *       $    (1.15)
  Shares used in computing basic net
     income (loss) per share..........   87.7        7%      81.8       1%           80.9
Diluted:
  Net income (loss) per share.........  $ 0.78       5%     $ 0.74      *       $    (1.15)
  Shares used in computing diluted net
     income (loss) per share..........   92.2       10%      84.2       4%           80.9

---------------
* Not meaningful

     Our net income in 2000 increased by 15 percent over 1999. The reasons for this increase have been discussed in the preceding paragraphs. The basic and diluted net income per share in 2000 was $0.82 and $0.78 per share, respectively. The basic and diluted net income per share in 1999 was $0.76 and $0.74 per share, respectively. The basic and diluted net loss per share was $1.15 in 1998. Shares used in computing basic net income (loss) per share increased 7 percent in 2000 primarily due to the shares issued in 2000 in connection with the acquisition of HFN. Shares used in computing basic net income (loss) per share increased 1 percent in 1999 primarily due to the exercise of employee stock options and the increase of shares outstanding under the employee stock purchase plan. Shares used in computing diluted net income
(loss) per share increased 10 percent in 2000 primarily due to the shares issued in connection with the acquisition of HFN. Shares used in computing diluted net income (loss) per share increased 4 percent in 1999 compared to 1998, primarily due to the effect of outstanding stock options excluded from the calculation of diluted net loss per share in 1998, as their inclusion would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in millions)

                                          2000     CHANGE     1999     CHANGE     1998
                                         ------    ------    ------    ------    ------
Working capital........................  $157.5      24%     $127.2      51%     $ 84.2
Cash, cash equivalents and cash
  investments..........................  $354.6       0%     $352.9      41%     $249.6
Net cash provided by operating
  activities...........................  $171.1      (4)%    $178.7      90%     $ 93.9
Net cash used for investing
  activities...........................  $123.0       4%     $118.0     466%     $ 20.8
Net cash used for financing
  activities...........................  $ 57.1      90%     $ 30.1     (15)%    $ 35.6

     Our working capital increased 24 percent in 2000 over 1999, and 51 percent in 1999 compared to 1998. The increases in both 2000 and 1999 were primarily due to increased cash flow from operations. Net cash provided by operating activities decreased 4 percent from the cash provided by operating activities in 1999. Net cash provided by operating activities during 2000 reflects net income of $72.1 million compared to $62.5 million in 1999 and net loss of $93.1 million in 1998. The decrease between net cash provided by operating activities in 2000 and 1999 was primarily due to the increase in accounts receivables and deferred revenue balances at 2000 compared to 1999. Days sales outstanding in accounts receivable was 74 days for the quarter ended December 31, 2000 compared to 69 days for the same period in 1999. The accounts receivable increased due to both an overall increase in revenues and a decrease in the allowance for doubtful accounts. The increase in deferred revenue was related both to the increase in overall revenues and an increase in deferred support and maintenance fees revenues in connection with directly supported sites, additional users, and the continuing renewal of maintenance contracts. The impact of these increased balances on cash provided by operating activities was offset by a $17.9 million increase in depreciation and amortization, which are included in net income
(loss), but do not require the use of cash. The increase in depreciation and amortization in 2000 was primarily due to the amortization of goodwill and other purchased intangibles in connection with the HFN acquisition, excluding the write off of in-process research and development for HFN that resulted in a non-cash charge of $8.0 million in the first quarter of 2000.

     Net cash provided by operating activities increased 90 percent between 1998 and 1999. The primary reason for the increase was a $155.6 million increase in year over year net income as we returned to profitability, partially offset by a decrease in depreciation and amortization. The decrease in depreciation and amortization in 1999 was primarily due to the write-off of assets in connection with the 1998 restructuring plan. We also incurred a non-cash restructuring charge to operations in the amount of $23.6 million in 1998.

     Net cash used for investing activities increased 4 percent between 1999 and 2000. This increase was primarily attributable to $33.6 million used for business combinations, namely our acquisition of HFN, the use of $15.7 million to purchase minority equity investments in five early-stage e-Business companies and a $18.0 million security deposit on a 15-year non-cancelable lease of a new facility to be built in Dublin, California. This increase was partially offset by a $59.6 million year over year decrease in cash investments.

     Net cash used for investing activities increased 466 percent from 1998 to 1999. The primary reason for this increase were the cash investments of $77.8 million we made during 1999, compared to the liquidation of $32.3 million in cash investments during 1998.

     In 1999, we sold our facility in Concord, Massachusetts and simultaneously entered into a sales-leaseback agreement. Under the terms of this agreement, we entered into a seven-year operating lease. The sales price of $5.3 million resulted in a book gain of $2.8 million, which will be amortized over the seven-year lease period.

     In 1998, we terminated a five-year lease for our research and development facility in Boulder, Colorado by exercising the option to purchase the property for $13.0 million. As a result, we satisfied our obligation to the lessor resulting in the release of $13.3 million in restricted cash deposits. We subsequently entered into a sale-leaseback agreement for the facility, which resulted in an immaterial gain. Under the terms of the leaseback agreement, we entered into a twelve-year operating lease

     The year over year increase in net cash used for financing activities between 1999 and 2000 was $27.0 million, compared to a year over year $5.5 million decrease between 1998 and 1999. The increase over 1999 was primarily the result of cash used to repurchase our common stock. In 1998, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock through open market transactions from time to time, subject to price and market conditions. During 1999, an additional $75.0 million was authorized under this program, and in 2000 an additional $150.0 million was authorized bringing the aggregate total amount authorized to $250.0 million. Under this program, we repurchased 3.9 million shares of our common stock in 2000 at a cost of $89.1 million, 4.9 million shares in 1999 at a cost of $60.7 million and 0.6 million shares in 1998 at a cost of $3.3 million.

     Net cash used for financing activities in 1998 was primarily related to the repayment of amounts received from Japanese financial institutions in prior years for financing transactions related to sales arrangements in our Japanese subsidiary. We were obligated to make approximately $46.9 million of repayments because of undisclosed side arrangements between the Japanese subsidiary and certain customers that made such customers' payment obligations conditional. These side arrangements were not disclosed by certain employees of our Japanese subsidiary to the financial institutions upon the sale of the receivables. As a result, upon the discovery of such side arrangements, we determined that we could not enforce the non-recourse provisions under the terms of the factoring contracts.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2000, we had identifiable assets totaling $205.3 million associated with our European operations and $91.7 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets denominated in different currencies. As certain of these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in "Accumulated other comprehensive loss" under "Stockholders' equity" on the balance sheet. We also experience foreign exchange translation exposure from certain balances denominated in the non-functional currency of the originating entity. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. See "MD&A -- Financial Risk Management", Part II, Item 7.

     Cash, cash equivalents and cash investments totaled $354.6 million at December 31, 2000 compared to $352.9 million at December 31, 1999, compared to $249.6 million at December 31, 1998.

     We had no significant commitments for capital expenditures at December 31, 2000. We believe that we have the financial resources needed for the foreseeable future to meet our presently anticipated business requirements, including capital expenditures and strategic operating programs.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2000, the Emerging Issues Task Force issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." EITF 00-15 states that the income tax benefit realized by the company upon employee exercise should be classified in the operating section of the statement of cash flows. The EITF is effective for all quarters ending after July 31, 2000. All comparative financial statements have been restated to reflect the change in classification within the Statements of Cash Flows from financing activities to operating activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure requirements described in SAB 101, and any changes resulting from SAB 101 must be reported as a change in accounting principles in our fourth quarter ending December 31, 2000. The adoption of SAB 101 did not have a material impact on our financial statements.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. We are required to adopt Statement 133 as amended, for the year ending December 31, 2001. The adoption of Statement 133 did not have a material effect on our consolidated financial position or results of operations.

     We adopted Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," (SOP 98-4) as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 9-1, "Software Revenue Recognition" (SOP 91-1). The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on our consolidated financial results.

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material impact on our consolidated financial results.

FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE RISK

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of December 31, 2000 was immaterial to our consolidated financial statements.

     The tables below provide information about our foreign currency forward and option contracts as of December 31, 2000 and 1999. All of the outstanding forward contracts at December 31, 2000, had maturities of approximately 30 days. The fair value of these outstanding forward contracts was not material as of December 31, 2000 and 1999. (Amounts in thousands except exchange rates)

                                                              NOTIONAL       AVERAGE
                 FORWARD CONTRACTS -- 2000                     AMOUNT     CONTRACT RATE
                 -------------------------                    --------    -------------
Contracts for the purchase of US Dollars:
  Japanese Yen..............................................  $ 5,719       113.6500
Contracts for sale of US Dollars:
  Canadian Dollars..........................................    1,406         0.6694
  Euro......................................................    8,275         0.9403
Contracts for purchase of Euros:
  Swedish Krona.............................................  $ 2,409         8.8881
  Swiss Franc...............................................    3,277         1.5278
  UK Pound..................................................   13,683         0.6305
  Norwegian Krone...........................................    2,035         8.3224
                                                              -------       --------
          Total.............................................  $ 36,80
                                                              =======       ========
Contracts for the purchase of US Dollars:
  Australian Dollar.........................................  $   515         1.5524
  Japanese Yen..............................................    5,595       101.8700
  Swiss Franc...............................................      822         1.5815
  Taiwan Dollar.............................................      158        31.7200
  UK Pound..................................................    2,088          .6226
Contracts for sale of US Dollars:
  Canadian Dollars..........................................  $10,155          .6770
  Euro......................................................    5,076         1.0152
  Indonesian Rupiah.........................................      263          .0001
  Thai Baht.................................................      886          .0264
Contracts for purchase of Euros:
  Norwegian Krone...........................................  $   816         8.0918
  Swedish Krona.............................................      799         8.6313
  UK Pound..................................................    8,912          .6301
Contract for purchase of HK dollars:
  Thai Baht.................................................  $   893         4.8823
                                                              -------       --------
          Total.............................................  $36,978
                                                              =======       ========

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and two years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, we limit the amount of credit exposure to any one issuer.

     We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates. The table below presents principal (or notional) amounts by year of maturity for our investment portfolio. (Amounts in thousands except interest rates)

                                                        2000
                                                      WEIGHTED
                                                      AVERAGE       2000         1999
                                                      INTEREST    PRINCIPAL    PRINCIPAL
                                                        RATE       AMOUNTS      AMOUNTS
                                                      --------    ---------    ---------
Cash equivalents....................................    5.22%     $140,016     $102,091
Short-term cash investments (maturities of one year
  or less)..........................................    6.19%       78,386       59,094
Long-term cash investments (maturities over one
  year).............................................    6.88%       40,638       43,702

FUTURE OPERATING RESULTS

     Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-K. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report.

  Stock Price Volatility

     Our ability to exceed, or its failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general is highly volatile, and the trading price of the Company's Common Stock has fluctuated widely during the past 5 years. The stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, and other events. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high-technology companies, but which often have been unrelated to the operating performance of these companies.

  Revenue-Related Factors

     The timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. In our experience, license fees revenues tend to decline between the fourth quarter of one year and the first quarter of the next year. This has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. We currently anticipate that this seasonal pattern will continue.

     Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded 50% to 70% of our quarterly revenues in the last month of each quarter, particularly during the final two weeks of that month. Our customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders from a customer at the very end of a quarter could materially and adversely impact our results or operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period, as occurred in the first quarter of 1998.

     In North America, we currently ship most of our products from our California and Massachusetts distribution facilities. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at either facility at that time (due to natural calamity or systems failure, for example) could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

  Competition

     The market for our products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the e-Business marketplace. We have numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, and smaller highly aggressive firms. Many of these companies may have greater financial, technical, sales, and marketing resources, and a larger installed base than Sybase. In addition, our competitors' advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop new products, enhance existing products and retain competitive pricing policies in a timely manner. Our failure to compete successfully with new or existing competitors could have a material adverse impact on our business, and on the market price of our stock.

  Product Development

     Increasing widespread use of the Internet may significantly alter how we do business in the future. This, in turn, could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices.

     In March 2001, we began shipping the latest version of Sybase Enterprise Portal, the industry's first enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. In May 2000, the latest versions of Replication Server, EnterpriseConnect and MainframeConnect, our data movement and data access products designed to operate with the Enterprise Portal technology, also became generally available. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. As a general matter, deployment of enterprise portals has increased dramatically in recent years, and we believe that increasing demand for enterprise portal solutions will enhance our revenues and profitability. However, if the market does not continue to develop as anticipated, or if our Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.

     Our future results may also be affected if our products cannot interoperate and perform well with software products of other companies. Certain leading applications currently are not interoperable with our products, and others may never be. In addition, many of our principal products are designed for use with products offered by competitors. In the future, vendors of non-Sybase products may become less willing to provide us with access to their products, technical information, and marketing and sales support, which could harm our business and prospects.

  Divisional Sales Model

     In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc., a wholly-owned subsidiary) increased our focus on the financial services market. In May 2000, we announced the launch of iAnywhere Solutions, Inc., a wholly-owned subsidiary formed to continue the business of the MEC division in mobile and wireless e-Business products and services. On February 20, 2001, we entered into an agreement to acquire New Era of Networks, Inc. (NEON), a developer of enterprise application integration software. The merger is expected to close in the second quarter of 2001. At that time, we plan to create a new e-Business division that will focus on incorporating NEON's technology with Sybase's

Enterprise Portal platform, and certain other products and services. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

  International Operations

     We derive a substantial portion of our revenues from our international operations. In 2000, these revenues represented 39% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "MD&A -- Financial Risk Management -- Foreign Exchange Risk" above, incorporated here by reference.

     Our revenues from international operations could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions. For example, in February 2001, we acquired our distributor in Denmark and in September 2000, we acquired certain assets and assumed certain liabilities of our distributor in Mexico. During 1998 and 1999, we closed subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela. Several significant management and organizational changes occurred in the same period, including the resignation or replacement of several country managers in Europe and Asia and the European General Manager.

     Other factors that could affect aspects of our international operations include:

     - Changes in political, regulatory, or economic conditions

     - Changes or limitations in trade protection laws

     - Changes in tax treaties or laws favorable to Sybase

     - Natural disasters

  Intellectual Property

     Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. Also, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims.

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

  Human Resources

     Our inability to hire and retain qualified technical, managerial, sales and other employees could affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the relatively high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.

     In recent years, we have experienced a number of changes in our Board of Directors and in our executive management team. For example, in April 2000, Linda K. Yates became a member of our Board. In November 1999, Cecilia Claudio also joined the Board. During 1999, Leo T. Hindery, Jeffrey T. Webber and Robert
S. Epstein resigned from the Board. John Chen became the Company's Chairman of the Board, Chief Executive Officer and President in 1998. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer, Pamela George was named Vice President, Corporate Marketing, and Daniel Carl became Vice

President and General Counsel. In August 2000 Marty Beard was named Vice President, Corporate Development, and in November 2000, Richard N. LaBarbera resigned as Senior Vice President and General Manager of ESD. In connection with the formation of FFI and iAS, certain of Sybase officers and employees became officers and employees of these subsidiaries. Additionally, each of FFI and iAS has its own board of directors and senior management team. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Additionally, further changes in Board members could affect the Company's current strategic business plans.

  Acquisitions and Strategic Relationships

     We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and will likely continue to do so in the future. On February 20, 2001, we entered into an agreement to acquire NEON, a developer of enterprise application integration software. In February 2001, we acquired our distributor in Denmark for approximately $3.5 million in cash. In September 2000, we acquired certain of the assets of our distributor in Mexico, and in July 2000, we invested $2.0 million for a majority interest in an entity established with a subsidiary of Hong Kong Telecom. In January 2000, we acquired Home Financial Network, an Internet financial services company specializing in the development of customized e-finance Web sites, which became FFI. In 1999, we acquired Data Warehouse Network, a provider of industry-specific business intelligence applications. For a further discussion of our recent acquisitions, see Notes Eleven and Fourteen to the Condensed Consolidated Financial Statements, incorporated here by reference.

     We may not achieve the desired benefits of our acquisitions and investments. For example, we may be unable to successfully assimilate an acquired company's management team, business infrastructure, company culture, or other important factors. Also, dedication of additional resources to handle these integration tasks could temporarily divert attention from other important business. Such acquisitions could also result in costs, liabilities, or additional expenses that could harm our results of operations and financial condition. With respect to our investments in other companies, we may not realize a return on our investments, or the value of our investments may decline if the businesses in which we invest are not successful. These companies include start-ups seeking to develop technology that has not been tested in the marketplace. Such companies typically have no history of earnings and may lack a seasoned management team.

  Recent Accounting Pronouncements

     For a discussion of risks associated with recent accounting pronouncements, see "New Accounting Pronouncements", above.

  Euro Currency

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversation rates between their existing currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date. A transition period for conversion to this new currency ended on January 1, 2001. To date, there has been no significant impact on our worldwide operations caused by the adoption of the Euro. The introduction and the use of the Euro has not materially affected, and is not expected to affect in the future, our foreign exchange activities, our use of derivatives and other financial instruments, or result in any material cost to us. We will continue to assess the impact of the introduction of the Euro currency.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to "MD&A -- Financial Risk Management", Part II, Item 7, incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   29
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   30
Consolidated Statements of Operations for the Three Years
  Ended December 31, 2000, 1999 and 1998....................   31
Consolidated Statements of Stockholders' Equity for the
  Three Years Ended December 31, 2000, 1999 and 1998........   32
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 2000, 1999 and 1998....................   33
Notes to Consolidated Financial Statements..................   34

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sybase, Inc.

     We have audited the accompanying consolidated balance sheets of Sybase, Inc., as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Walnut Creek, California
January 18, 2001 except for Note Fourteen as to which the date is February 20, 2001

                                  SYBASE, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $235,588    $250,103
  Short-term cash investments...............................    78,386      59,094
                                                              --------    --------
          Total cash, cash equivalents and short-term cash
            investments.....................................   313,974     309,197
  Accounts receivable, less allowance for doubtful accounts
     of $22,313 (1999 -- $31,452)...........................   213,224     182,708
  Deferred income taxes.....................................    28,594      15,826
  Prepaid expenses and other current assets.................    18,321      14,924
                                                              --------    --------
          Total current assets..............................   574,113     522,655
Long-term cash investments..................................    40,638      43,702
Property, equipment and improvements, net...................    59,296      67,587
Deferred income taxes.......................................    19,020      25,238
Capitalized software, net...................................    33,794      35,934
Goodwill and other purchased intangibles, less accumulated
  amortization of $96,459 (1999 -- $69,739).................   147,513      24,528
Other assets................................................    40,666      17,691
                                                              --------    --------
          Total assets......................................  $915,040    $737,335
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 16,094    $  8,349
  Accrued compensation and related expenses.................    55,237      57,625
  Accrued income taxes......................................    38,679      40,253
  Other accrued liabilities.................................    99,641     101,876
  Deferred revenue..........................................   206,976     187,323
                                                              --------    --------
          Total current liabilities.........................   416,627     395,426
                                                              --------    --------
Other liabilities...........................................     5,795       5,799
Minority interest...........................................     1,866          --
Commitments and contingent liabilities
Stockholders' equity:
  Preferred stock, $0.001 par value, 8,000,000 shares
     authorized; none issued or outstanding.................        --          --
  Common stock, $0.001 par value; 200,000,000 shares
     authorized; 90,546,392 shares issued and 87,656,460
     shares outstanding (1999 -- 82,952,192 shares issued
     and 80,920,691 shares outstanding).....................        91          83
  Additional paid-in capital................................   582,972     432,352
  Accumulated deficit.......................................    (6,940)    (48,037)
  Accumulated other comprehensive loss......................   (22,305)    (16,426)
  Cost of 2,889,932 shares of treasury stock
     (1999 -- 2,031,501 shares).............................   (63,066)    (31,862)
                                                              --------    --------
          Total stockholders' equity........................   490,752     336,110
                                                              --------    --------
          Total liabilities and stockholders' equity........  $915,040    $737,335
                                                              ========    ========

See accompanying notes.

                                  SYBASE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues:
  License fees.............................................  $468,501    $421,645    $421,454
  Services.................................................   491,957     449,988     446,015
                                                             --------    --------    --------
          Total revenues...................................   960,458     871,633     867,469
Costs and expenses:
  Cost of license fees.....................................    45,120      46,241      37,573
  Cost of services.........................................   245,837     217,053     235,574
  Sales and marketing......................................   345,149     310,774     377,774
  Product development and engineering......................   126,689     136,272     148,583
  General and administrative...............................    67,267      68,876      65,406
  Amortization of goodwill and other purchased
     intangibles...........................................    32,730      13,920      15,205
  In-process research and development......................     8,000          --          --
  Cost (reversal) of restructuring.........................      (791)     (8,528)     74,167
                                                             --------    --------    --------
          Total costs and expenses.........................   870,001     784,608     954,282
                                                             --------    --------    --------
Operating income (loss)....................................    90,457      87,025     (86,813)
Interest income............................................    17,857      13,626      10,077
Interest expense and other, net............................      (822)        147      (2,329)
Minority interest..........................................        94          --          --
                                                             --------    --------    --------
Income (loss) before income taxes..........................   107,586     100,798     (79,065)
Provision for income taxes.................................    35,461      38,303      14,063
                                                             --------    --------    --------
          Net income (loss)................................  $ 72,125    $ 62,495    $(93,128)
                                                             ========    ========    ========
Basic net income (loss) per share..........................  $   0.82    $   0.76    $  (1.15)
                                                             ========    ========    ========
Shares used in computing basic net income (loss) per
  share....................................................    87,711      81,817      80,893
                                                             ========    ========    ========
Diluted net income (loss) per share........................  $   0.78    $   0.74    $  (1.15)
                                                             ========    ========    ========
Shares used in computing diluted net income (loss) per
  share....................................................    92,150      84,156      80,893
                                                             ========    ========    ========

See accompanying notes.

                                  SYBASE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                THREE YEARS ENDED DECEMBER 31, 2000
                                         ---------------------------------------------------------------------------------
                                                                          RETAINED      ACCUMULATED
                                          COMMON STOCK     ADDITIONAL     EARNINGS         OTHER
                                         ---------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE   TREASURY
                                         SHARES   AMOUNT    CAPITAL       DEFICIT)         LOSS         STOCK      TOTAL
                                         ------   ------   ----------   ------------   -------------   --------   --------
Balances at December 31, 1997..........  79,998    $80      $397,925     $  (9,343)      $(17,147)           --   $371,515
Common stock issued under stock option
  and stock purchase plans.............   1,771      2        13,201            --             --            --     13,203
Acquisition of treasury stock..........    (600)    --            --            --             --        (3,338)    (3,338)
Tax benefit of exercise of stock
  options..............................      --     --         5,375            --             --            --      5,375
                                         ------    ---      --------     ---------       --------      --------   --------
Subtotal...............................  81,169     82       416,501        (9,343)       (17,147)       (3,338)   386,755
Net loss...............................      --     --            --       (93,128)            --            --    (93,128)
Foreign currency translation
  adjustments..........................      --     --            --            --          7,445            --      7,445
                                                                                                                  --------
Comprehensive loss.....................                                                                            (85,683)
                                         ------    ---      --------     ---------       --------      --------   --------
Balances at December 31, 1998..........  81,169     82       416,501      (102,471)        (9,702)       (3,338)   301,072
Common stock issued and treasury stock
  reissued under stock option and stock
  purchase plans.......................   4,683      1         7,951        (8,061)            --        32,133     32,024
Acquisition of treasury stock..........  (4,931)    --            --            --             --       (60,657)   (60,657)
Tax benefit of exercise of stock
  options..............................      --     --         7,900            --             --            --      7,900
                                         ------    ---      --------     ---------       --------      --------   --------
Subtotal...............................  80,921     83       432,352      (110,532)        (9,702)      (31,862)   280,339
Net income.............................      --     --            --        62,495             --            --     62,495
                                                                                                                  --------
Foreign currency translation
  adjustments..........................      --     --            --            --         (6,724)           --     (6,724)
                                                                                                                  --------
Comprehensive income...................                                                                             55,771
                                         ------    ---      --------     ---------       --------      --------   --------
Balances at December 31, 1999..........  80,921     83       432,352       (48,037)       (16,426)      (31,862)   336,110
Common stock issued in connection with
  business combinations................   7,594      8       144,057            --             --            --    144,065
Common stock issued and treasury stock
  reissued under stock option and stock
  purchase plans.......................   3,073     --            44       (31,028)            --        57,937     26,953
Acquisition of treasury stock..........  (3,932)    --            --            --             --       (89,141)   (89,141)
Tax benefit of exercise of stock
  options..............................      --     --         6,519            --             --            --      6,519
                                         ------    ---      --------     ---------       --------      --------   --------
Subtotal...............................  87,656     91       582,972       (79,065)       (16,426)      (63,066)   424,506
Net income.............................      --     --            --        72,125             --            --     72,125
                                                                                                                  --------
Foreign currency translation
  adjustments..........................      --     --            --            --         (5,879)           --     (5,879)
                                                                                                                  --------
Comprehensive income...................                                                                             66,246
                                         ------    ---      --------     ---------       --------      --------   --------
Balances at December 31, 2000..........  87,656    $91      $582,972     $  (6,940)      $(22,305)     $(63,066)  $490,752
                                         ======    ===      ========     =========       ========      ========   ========

See accompanying notes.

                                  SYBASE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
Cash and cash equivalents, beginning of year.............  $ 250,103    $ 224,665    $188,876
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................     72,125       62,495     (93,128)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.......................    107,879       90,009     107,798
     Write-off of in-process research and development....      8,000           --          --
     Write-off of assets in restructuring................         --         (883)     23,560
     Minority interest in loss of subsidiaries...........        (94)          --          --
     (Gain) loss on disposal of assets...................        754        3,176       3,036
     Deferred income taxes...............................     (6,551)          (9)         (5)
     Tax benefit from exercise of stock options..........      6,519        7,900       5,375
     Changes in assets and liabilities:
       Accounts receivable...............................    (31,633)      16,051       6,610
       Other current assets..............................     (3,397)      (7,110)      9,274
       Accounts payable..................................      4,411       (4,398)     (6,774)
       Accrued compensation and related expenses.........     (3,783)       8,564       5,087
       Accrued income taxes..............................         19       13,517      (5,064)
       Other accrued liabilities.........................     (2,234)      (8,347)     17,262
       Deferred revenues.................................     19,117       (3,308)     20,158
       Other liabilities.................................        (34)       1,066         668
                                                           ---------    ---------    --------
          Net cash provided by operating activities......    171,098      178,723      93,857
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale cash investments.......   (128,668)    (124,541)    (42,588)
  Maturities of available-for-sale cash investments......     81,149       39,164      44,755
  Sales of available-for-sale cash investments...........     29,291        7,529      30,146
  Business combinations, net of cash acquired............    (33,573)      (8,155)     (6,550)
  Purchases of property, equipment and improvements......    (30,398)     (27,952)    (38,910)
  Proceeds from sale of fixed assets.....................        154       11,109       7,274
  Capitalized software development costs.................    (20,210)     (18,744)    (10,819)
  (Increase) decrease in other assets....................    (20,778)       3,561      (4,150)
                                                           ---------    ---------    --------
          Net cash used for investing activities.........   (123,033)    (118,029)    (20,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in other current liabilities..................         --       (1,431)    (45,474)
  Minority Interest......................................      1,960           --          --
  Net proceeds from the issuance of common stock and
     reissuance of treasury stock........................     30,049       32,024      13,203
  Purchases of treasury stock............................    (89,141)     (60,657)     (3,338)
                                                           ---------    ---------    --------
          Net cash used for financing activities.........    (57,132)     (30,064)    (35,609)
Effect of exchange rate changes on cash..................     (5,448)      (5,192)     (1,617)
                                                           ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents.....    (14,515)      25,438      35,789
Cash and cash equivalents, end of year...................    235,588      250,103     224,665
                                                           ---------    ---------    --------
Cash investments, end of year............................    119,024      102,796      24,948
                                                           ---------    ---------    --------
Total cash, cash equivalents and cash investments, end of
  year...................................................  $ 354,612    $ 352,899    $249,613
                                                           =========    =========    ========
SUPPLEMENTAL DISCLOSURES:
  Facility acquired and sold under sale and leaseback
     arrangement.........................................  $      --    $      --    $ 13,016
  Interest paid..........................................  $     339    $     282    $    489
  Income taxes paid......................................  $  33,725    $  16,585    $ 19,584

See accompanying notes.

                                  SYBASE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Sybase, Inc. (Sybase, or the Company), one of the largest global independent software companies in the world, helps businesses gain competitive advantage by enabling them to integrate, manage and deliver applications, content and data anywhere they are needed. The Company's software products and professional consulting services provide a comprehensive platform for delivering the integrated solutions businesses need to be successful. Through its enterprise portal strategy, Sybase provides solutions that allow businesses to build the e-Business infrastructures that provide their employees, customers, partners and shareholders with a personalized, seamless integration of content, commerce and communities.

     The Company is organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

     The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including e-Business infrastructures that allow companies to support e-portals and integrate external data, events and applications into the portals. iAnywhere Solutions, Inc. (iAS), formerly the Mobile and Embedded Computing Division (MEC), provides solutions that deliver enterprise information and applications to any location where business transactions occur, including remote, mobile and hand-held platforms. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Our wholly owned subsidiary, Financial Fusion, Inc. (FFI), formerly HFN, delivers turnkey Internet banking solutions to financial institutions.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Sybase and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation format.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCIES

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

                                  SYBASE, INC.

     In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany balances between Sybase entities resulting from software license royalties and certain management, research, and administrative services. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, Yen, Euro and the Hong Kong dollar. These forward exchange contracts are recorded at fair value and the resulting gains or losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses from foreign exchange contracts on hedged balances.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, while leasehold improvements are amortized over the shorter of the estimated useful life or the lease term.

CAPITALIZED SOFTWARE

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed", under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a working model. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $117.5 million, $97.3 million, and $77.1 million at December 31, 2000, 1999 and 1998, respectively, and related accumulated amortization was $83.7 million, $61.3 million and $41.4 million, respectively. Software amortization charges included in cost of license fees were $22.4 million, $20.0 million and $19.5 million for 2000, 1999 and 1998, respectively.

GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

     Intangible assets, which have generally resulted from business combinations accounted for as purchases (Note Eleven), are recorded at amortized cost. Amortization is computed using the straight-line method over periods of three to ten years. Management periodically reviews the carrying amounts of the Company's intangible assets for indications of impairment.

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

REVENUE RECOGNITION

     In October of 1997 the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition", which has been amended by SOP 98-4 and SOP 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions.

                                  SYBASE, INC.

SOP 97-2, as amended by SOP 98-4, was effective for revenue recognized under software license and service arrangements beginning January 1, 1998. SOP 98-9 amends SOP 97-2 and requires recognition of revenue using the "residual method" when certain criteria are met. The implementation of these provisions of SOP 98-9 were effective for the Company's fiscal year ending December 31, 2000. The adoption of these provisions did not have a material impact on the Company's financial results.

     The Company licenses software under noncancellable license agreements. License fees revenues are recognized when a noncancellable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements.

     Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

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

     In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN No. 44. The adoption of these provisions did not materially impact the Company's results of operations. Note Seven provides a summary of the pro-forma effects on reported net income and earnings per share for 2000, 1999 and 1998 based on the fair value of options and shares granted as prescribed by Statement 123.

                                  SYBASE, INC.

NET INCOME (LOSS) PER SHARE

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options and warrants using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share in 1998, as their inclusion would be antidilutive. Accordingly, the calculation of diluted net loss per share does not include the common stock equivalent effect (using the treasury stock method) of 12,037,963 shares of common stock that were granted under outstanding stock options at December 31, 1998.

     The following shows the computation of basic and diluted net income (loss) per share at December 31: (Dollars in thousands, except per share data)

                                                        2000       1999        1998
                                                       -------    -------    --------
Net income (loss)....................................  $72,125    $62,495    $(93,128)
Shares used in computing basic net income (loss) per
  share..............................................   87,711     81,817      80,893
Effect of dilutive securities -- stock options.......    4,439      2,339          (a)
Shares used in computing diluted net income (loss)
  per share..........................................   92,150     84,156      80,893
Basic net income (loss) per share....................  $  0.82    $  0.76    $  (1.15)
Diluted net income (loss) per share..................  $  0.78    $  0.74    $  (1.15)

---------------
(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

COMPREHENSIVE INCOME

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company's components of comprehensive income (loss) consist of net income
(loss) and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. The Company is required to adopt Statement 133 as amended, for the year ending December 31, 2001. The adoption of Statement 133 did not have a material effect on the Company's consolidated financial position or results of operations.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition,

                                  SYBASE, INC.

presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure requirements described in SAB 101, and any changes resulting from SAB 101 must be reported as a change in accounting principles in the Company's fourth quarter ending December 31, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

CLASSIFICATION IN THE STATEMENT OF CASH FLOWS OF THE INCOME TAX BENEFIT RECEIVED BY A COMPANY UPON EXERCISE OF A NONQUALIFIED EMPLOYEE STOCK OPTION

     In July 2000, the Emerging Issues Task Force issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." EITF 00-15 states that the income tax benefit realized by the company upon employee exercise should be classified in the operating section of the statement of cash flows. The EITF is effective for all quarters ending after July 31, 2000. All comparative financial statements have been restated to reflect the change in classification within the Statements of Cash Flows from financing activities to operating activities.

NOTE TWO: FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments that consist principally of taxable, short-term money market instruments with insignificant interest rate risk and original maturities of three months or less at the time of purchase and demand deposits with financial institutions. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices. Cash investments consist principally of commercial paper, corporate bonds, U.S. Government bonds and taxable municipal bonds with maturities between 90 days and up to two years and are stated at amounts that approximate fair value, based on quoted market prices. No individual investment security equaled or exceeded two percent of total assets. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2000 and 1999, the Company has classified all of its debt and equity securities as available-for-sale pursuant to Statement 115. The available-for-sale securities are recorded as follows at December 31 (in thousands):

                                                           2000        1999
                                                         --------    --------
Cash equivalents.......................................  $140,016    $102,091
Short-term cash investments (maturities of one year or
  less)................................................  $ 78,386    $ 59,094
Long-term cash investments (maturities over one
  year)................................................  $ 40,638    $ 43,702

     Unrealized gains and losses at December 31, 2000 and 1999 and realized gains and losses for the years then ended were not significant. Accordingly, the Company has not made a provision for such amounts in its consolidated balance sheets. The cost of securities sold is based on the specific identification method.

FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

     At December 31, 2000, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $5.7 million and to exchange U.S. dollars and Euros into various foreign currencies in the amounts of $9.7 million and $21.4 million, respectively. At December 31, 1999, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $9.2 million and to exchange U.S. dollars, Euros and Hong Kong dollars into various foreign currencies in the amounts of $16.4 million, $10.5 million, and $0.9 million, respectively. Neither the cost nor

                                  SYBASE, INC.

the fair value of these foreign currency forward contracts was material at December 31, 2000 or 1999. One of two major U.S. multinational banks is counterparty to all of these contracts during both 2000 and 1999.

NOTE THREE: PROPERTY, EQUIPMENT AND IMPROVEMENTS

                                                                     ESTIMATED
                                            2000         1999       USEFUL LIVES
                                          ---------    ---------    ------------
Computer equipment and software.........  $ 245,403    $ 229,635      3 years
Furniture and fixtures..................     76,775       76,620      5 years
Leasehold improvements..................     46,659       44,173    lease term
                                          ---------    ---------
                                            368,837      350,428
Less accumulated depreciation...........   (309,541)    (282,841)
                                          ---------    ---------
Net property, equipment and
  improvements..........................  $  59,296    $  67,587
                                          =========    =========

     Deprecation expense amounted to $43.5 million, $54.2 million and $71.0 million in 2000, 1999 and 1998, respectively.

NOTE FOUR: GOODWILL AND OTHER PURCHASE INTANGIBLES

                                                           2000        1999
                                                         --------    --------
Goodwill...............................................  $190,473    $ 78,767
Purchase technology....................................    29,000      11,000
Covenant not to compete................................     4,500       4,500
Customer lists.........................................    20,000
                                                         --------    --------
                                                          243,973      94,267
Accumulated amortization...............................   (96,459)    (69,739)
                                                         --------    --------
Net Goodwill and other purchase intangibles............  $147,513    $ 24,528
                                                         ========    ========

NOTE FIVE: OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                            2000       1999
                                                           -------    -------
Deposits.................................................  $21,517    $ 3,929
Other....................................................   19,149     13,762
                                                           -------    -------
                                                           $40,666    $17,691
                                                           =======    =======

     In December 2000, the Company made a $18.0 million security deposit on a 15-year non-cancelable lease for a new facility to be built in Dublin, California (Note Six).

NOTE SIX: LEASE OBLIGATIONS AND OTHER LIABILITIES AND COMMITMENTS

     The Company leases, or has committed to lease, certain office facilities and certain furniture and equipment under operating leases expiring through 2017, which generally require Sybase to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index, increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the lease. Capital lease obligations incurred for equipment acquisitions have not been material.

                                  SYBASE, INC.

     On January 28, 2000, the Company entered into a 15-year non-cancelable lease of a new facility to be built in Dublin, California. The lessor has secured funding to acquire the land and is committed to build two buildings with a total of approximately 420,000 rentable square feet. Payments under this lease will commence on the earlier of (i) March 1, 2002, (ii) the date the Company first occupies any portion of Building B, or (iii) substantial completion of Building B. The Company has the option to renew the lease for up to two five-year extensions, subject to certain conditions.

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

     In September 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sales-leaseback agreement. Under the terms of this agreement, the Company entered into a seven-year operating lease. The sales price of $5.3 million resulted in a book gain of $2.8 million, which is being amortized on a straight-line basis over the seven-year lease period.

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

     Future minimum lease payments under noncancellable operating leases having initial terms in excess of one year as of December 31, 2000 are as follows (dollars in thousands):

2001......................................................  $ 37,230
2002......................................................    35,454
2003......................................................    28,156
2004......................................................    23,543
2005......................................................    20,628
Thereafter................................................   189,513
                                                            --------
Total minimum lease payments*.............................  $334,524
                                                            ========

---------------
* Minimum payments have not been reduced by minimum sublease rentals of $8.0 million due in the future under noncancellable subleases.

     The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed (dollars in thousands):

                                                  YEAR ENDING DECEMBER 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
Minimum rentals...............................  $36,361    $31,507    $52,608
Less: sublease rentals........................    4,173      3,779      2,180
                                                -------    -------    -------
                                                $32,188    $27,728    $50,428
                                                =======    =======    =======

     At December 31, 2000, the Company had outstanding letters of credit in the amount of $0.4 million.

                                  SYBASE, INC.

NOTE SEVEN: STOCKHOLDERS' EQUITY

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

STOCK OPTION PLANS

     Pursuant to the terms of the Company's 1988 Stock Option Plan, an aggregate of 17,930,480 shares of common stock has been issued or reserved for issuance at December 31, 2000 upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 1988 Stock Option Plan must be at least equal to the fair market value of the shares at the date of the grant. Options granted prior to January 1, 1997 generally expire over terms not exceeding ten years from the grant date, one month after termination of employment, and six months after death or permanent disability of the optionee. Options granted subsequent to January 1, 1997 generally expire over terms not exceeding ten years from the grant date, three months after termination of employment, two years after death, and one year after permanent disability of the optionee. Options, in all of these cases, are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. The 1988 Stock Option Plan expired in June 1998, in accordance with its terms. As of that time, no further options were granted under the plan. Optionees holding unexpired options are able to exercise such options before the tenth anniversary of the option grant date. At that time, any unexercised options expire and are cancelled. As of December 31, 2000, there were 5,425,008 unexercised options outstanding under the 1988 Stock Option Plan.

     Pursuant to the 1996 Stock Option Plan, at December 31, 2000, an aggregate of 12,727,000 shares of common stock were reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the 1996 Stock Option Plan must be at least 85% of the fair market value of the common stock on the date granted. Options generally expire over terms not exceeding ten years from the grant date, three months after termination of employment, two years after death, one year after permanent disability, or at the end of the option's term in the case of retirement. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months.

     Pursuant to the 1999 Nonstatutory Stock Option Plan, at December 31, 2000, an aggregate of 4,000,000 shares of common stock were reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the

                                  SYBASE, INC.

Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the 1999 Stock Option Plan must be at least 85% of the fair market value of the common stock on the date granted. Options generally expire over terms not exceeding ten years from the grant date, three months after termination of employment, two years after death, one year after permanent disability, or at the end of the option's term in the case of retirement. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.

     An aggregate of 700,000 shares of common stock has been issued or reserved for issuance under the 1992 Director Option Plan as of December 31, 2000. All grants of options under the Plan are automatic and nondiscretionary and may be granted only to nonemployee directors. The exercise price of all options granted under the Plan must be the fair market value of the shares at the date of grant. Options expire in ten years from the date of grant and vest ratably over four years from the grant date.

     Price data and activity for the Company's option plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

                                                                     WEIGHTED AVERAGE
                                              OUTSTANDING OPTIONS     EXERCISE PRICE
                                               NUMBER OF SHARES         PER SHARE
                                              -------------------    ----------------
Balance at December 31, 1997................       10,685,969             $17.11
Granted.....................................       17,920,121               7.38
Exercised...................................         (128,078)              4.08
Cancelled...................................      (16,440,049)             13.60
                                                  -----------
Balance at December 31, 1998................       12,037,963             $ 7.56
Granted.....................................        7,706,380              10.44
Exercised...................................       (3,398,910)              6.87
Cancelled...................................       (3,251,087)              7.92
                                                  -----------
Balance at December 31, 1999................       13,094,346             $ 9.34
Granted.....................................        7,452,447              19.56
Exercised...................................       (2,837,408)              7.06
Cancelled...................................       (2,322,220)             12.97
                                                  -----------
Balance at December 31, 2000................       15,387,165             $14.16
                                                  ===========

     The total number of shares granted in 2000 includes 1,135,307 options assumed by the Company due to its acquisition of HFN. At December 31, 2000, options to purchase 4,266,614 shares were exercisable at prices ranging from $4.38 to $49.38. Shares available for grant totaled 6,468,257 at December 31, 2000.

     In June 1998, the Board of Directors approved a stock option repricing program pursuant to which all employees of the Company (excluding certain executive officers) could elect to exchange or amend their then outstanding employee stock options for new employee stock options having an exercise price of $6.88 per share (equal to the then fair market value), with exercisability generally prohibited until April 5, 1999. A total of 11,426,021 options with exercise prices ranging from $8.00 to $45.69 per share were exchanged or amended under the program. The exchanges of such options are presented in the preceding table as cancellations and corresponding grants.

     The income tax benefits that accrue to the Company from exercises of nonqualified stock options and disqualifying dispositions of incentive stock options are recorded as additional paid-in capital.

                                  SYBASE, INC.

FFI STOCK OPTION PLAN

     In February of 2000 the Company established the FFI Stock Option Plan ("FFI Plan") and reserved for issuance an aggregate of 13,325,000 shares of common stock reserved for issuance upon the exercise of options granted to qualified employees and consultants of Financial Fusion Inc., a wholly owned subsidiary of the Company, and certain employees of Sybase, Inc. FFI's Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the FFI Plan must be at least 85% of the fair market value of the common stock on the date granted. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI's Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued during 2000 were granted at the estimated fair market value of the option at the date of grant. Options expire over terms not exceeding ten years from the grant date, three months after termination of employment, two years after death or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months.

     Price data and activity for the FFI Plan are summarized as follows:

                                                                      WEIGHTED AVERAGE
                                                OUTSTANDING OPTIONS    EXERCISE PRICE
                                                 NUMBER OF SHARES        PER SHARE
                                                -------------------   ----------------
Granted.......................................      14,285,220             $5.00
Exercised.....................................          (8,754)             5.00
Cancelled.....................................      (2,566,692)             5.00
                                                    ----------
Balance at December 31, 2000..................      11,709,774             $5.00
                                                    ==========

     At December 31, 2000 there were 2,660,267 shares exercisable under the FFI Plan at a weighted average exercise price of $5.00 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2000 was 9.22 years.

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

     As of December 31, 2000, an aggregate of 11,800,000 shares of common stock had been reserved under the Plans, of which 3,161,164 shares remained available for issuance. Employees purchased 675,118 shares in 2000, 1,284,250 shares in 1999, and 1,642,993 shares in 1998.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION PLANS

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for grants to employees under its stock-based compensation plans, described above. As a result, no compensation cost has been recognized for grants to employees under its fixed stock option plans or its employee stock purchase plan. Compensation cost for the estimated fair value of grants to nonemployee consultants of stock-based compensation has not been material. Had compensation cost been charged to expense for grants to employees under the Company's fixed stock option plans (including the FFI Plan) and its employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged

                                  SYBASE, INC.

by Statement of Financial Accounting Standards No. 123, the Company's net income/(loss) and net income/ (loss) per share would have been adjusted to the pro forma amounts indicated below: (dollars in thousands, except per share data)

                                                               2000       1999        1998
                                                              -------    -------    ---------
Net income/(loss)
  As reported...............................................  $72,125    $62,495    $ (93,128)
  Pro forma.................................................  $20,573    $35,479    $(139,541)
Basic net income/(loss) per share
  As reported...............................................  $  0.82    $  0.76    $   (1.15)
  Pro forma.................................................  $  0.23    $  0.43    $   (1.73)
Diluted net income/(loss) per share
  As reported...............................................  $  0.78    $  0.74    $   (1.15)
  Pro forma.................................................  $  0.22    $  0.42    $   (1.73)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               STOCK OPTION PLANS           PURCHASE PLANS
                                             -----------------------    -----------------------
                                             2000     1999     1998     2000     1999     1998
                                             -----    -----    -----    -----    -----    -----
Expected volatility........................  70.93%   68.24%   68.36%   70.93%   68.24%   68.36%
Risk-free interest rates...................   6.18%    5.51%    5.15%    6.18%    4.86%    5.00%
Expected lives (years).....................   4.25     4.25     3.50      .50      .50      .50
Expected dividend yield....................     --       --       --       --       --       --

     The weighted-average grant-date fair value of options (excluding FFI options) granted in 2000, 1999 and 1998 was $12.81, $5.98 and $3.84 per share, respectively. The weighted-average grant-date fair value of the FFI options was $5.00 per share.

     The following table summarizes information about Sybase fixed stock options outstanding at December 31, 2000:

                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                     -----------------------------------   --------------------
                                  WEIGHTED-
                                   AVERAGE     WEIGHTED-              WEIGHTED-
                                  REMAINING     AVERAGE                AVERAGE
    RANGES OF                    CONTRACTUAL   EXERCISE               EXERCISE
EXERCISABLE PRICES     SHARES       LIFE         PRICE      SHARES      PRICE
------------------   ----------  -----------   ---------   ---------  ---------
 $ 4.38 to $ 8.13     4,045,988     6.86        $ 6.83     2,574,383   $ 6.82
 $ 8.60 to $10.81     4,729,009     8.20        $10.34       646,147   $ 9.62
 $11.19 to $21.86     3,955,149     9.09        $19.36       676,860   $18.09
 $22.56 to $49.38     2,657,019     9.05        $24.38       369,224   $29.26
                     ----------     ----        ------     ---------   ------
 $ 4.38 to $49.38    15,387,165     8.22        $14.16     4,266,614   $10.98
                     ==========                            =========

NOTE EIGHT: INCOME TAXES

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                                  SYBASE, INC.

     The following is a geographical breakdown of consolidated income (loss) before income taxes (including intercompany royalties and expenses) by income tax jurisdiction (dollars in thousands):

                                               2000        1999        1998
                                             --------    --------    --------
United States..............................  $ 25,674    $ 23,576    $(46,786)
Foreign....................................    81,912      77,222     (32,279)
                                             --------    --------    --------
          Total............................  $107,586    $100,798    $(79,065)
                                             ========    ========    ========

     The provisions (credits) for income taxes consist of the following (dollars in thousands):

                                                 2000       1999       1998
                                                -------    -------    -------
Federal
  Current.....................................  $11,542    $ 6,699    $  (900)
  Deferred....................................   (6,935)        --         --
                                                -------    -------    -------
                                                  4,607      6,699       (900)
State
  Current.....................................    2,888      4,373        375
  Deferred....................................      640         --         --
                                                -------    -------    -------
                                                  3,528      4,373        375
Foreign
  Current.....................................   27,071     27,221     14,593
  Deferred....................................      255         10         (5)
                                                -------    -------    -------
                                                 27,326     27,231     14,588
                                                -------    -------    -------
          Total...............................  $35,461    $38,303    $14,063
                                                =======    =======    =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

                                               2000        1999        1998
                                              -------    --------    --------
Tax (credit) at U.S. statutory rate.........  $37,655    $ 35,279    $(27,673)
State tax, net of federal benefit, before
  valuation allowance.......................    3,528       4,373      (1,408)
Effect of foreign operations................   (7,277)      4,070      27,618
Amortization of intangible assets...........   13,875       4,352       2,398
Research and development tax credits........     (750)       (745)         --
Utilization of net operating loss and credit
  carryforwards.............................   (2,261)    (11,941)         --
Effect of valuation allowance...............   (9,725)         --      13,699
Other.......................................      416       2,915        (571)
                                              -------    --------    --------
          Total.............................  $35,461    $ 38,303    $ 14,063
                                              =======    ========    ========

                                  SYBASE, INC.

     Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's net deferred tax assets were as follows at December 31 (dollars in thousands):

                                                           2000        1999
                                                         --------    --------
Depreciation...........................................  $ 23,163    $ 21,122
Deferred revenue.......................................     8,950       8,315
Accrued expenses.......................................    18,534      20,432
Allowance for doubtful accounts........................     5,105       9,599
Purchased software.....................................       340         156
Net operating loss carryovers and tax credits
  carryforwards........................................    23,627      24,184
Other assets...........................................    10,643       9,373
                                                         --------    --------
Gross deferred tax asset...............................    90,362      93,181
Unremitted foreign earnings............................   (18,110)    (18,110)
Capitalized R&D expenses...............................   (14,201)    (13,362)
Other liabilities......................................       (36)        (65)
                                                         --------    --------
Gross deferred tax liability...........................   (32,347)    (31,537)
Total before valuation allowance.......................    58,015      61,644
Valuation allowance....................................   (10,401)    (20,580)
                                                         --------    --------
Net deferred tax assets................................  $ 47,614    $ 41,064
Recorded as:
  Current deferred tax assets..........................  $ 28,594    $ 15,826
  Noncurrent deferred tax assets.......................    19,020      25,238
                                                         --------    --------
                                                         $ 47,614    $ 41,064
                                                         ========    ========

     The valuation allowance decreased by $10.2 million in 2000. This movement in the valuation allowance during the year included the reversal of the valuation allowance provided on certain research and development tax credits ($9.7 million) based on the Company's determination after its review of all available information that the realization of these tax credits is more likely than not, reductions of deferred tax assets and the related valuation allowance previously recorded on certain tax credits utilized during 2000 ($2.1 million) and an increase to the valuation allowance ($1.6 million) for foreign tax credits recorded during 2000.

     Deferred tax assets relating to carryforwards as of December 31, 2000 include approximately $14.1 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholders' equity. As of December 31, 2000, the Company had research and development tax credits of $9.7 million, which expire in years from 2005 through 2010, and foreign tax credits of $9.7 million expiring in years from 2001 through 2020.

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

     No provision has been made for income taxes on a portion of the unremitted earnings held by certain of the Company's foreign subsidiaries (approximately $50.4 million at December 31, 2000) since the Company plans to permanently reinvest all such earnings.

                                  SYBASE, INC.

NOTE NINE: RETIREMENT PLAN

     The Company maintains a defined contribution pursuant to Section 401(k) of the Internal Revenue Code (the "Plan") that allows eligible employees to contribute up to 18% of their annual compensation to the Plan, subject to certain limitations. In 2000, the Company matched employee contribution at a rate of 50 cents to the dollar up to the first $3,000 of salary contributed by the employee, with a maximum employer match of $1,500 for the year fully vested. The maximum employer match was $1,000 in 1999 and $500 in 1998. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2000, 1999 or 1998.

NOTE TEN: SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company is organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

     The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including e-Business infrastructures that allow companies to support e-portals and integrate external data, events and applications into the portals. iAnywhere Solutions, Inc. (iAS), formerly the Mobile and Embedded Computing Division (MEC), provides solutions that deliver enterprise information and applications to any location where business transactions occur, including remote, mobile and hand-held platforms. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Our wholly owned subsidiary, Financial Fusion, Inc. (FFI), formerly HFN, delivers turnkey Internet banking solutions to financial institutions.

     The Company reports its ESD, MEC, IAD and BID divisions and FFI as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company had four reportable segments in 1999: ESD, MEC, IAD and BID. The FFI segment was added to report the results of HFN which was acquired by the Company during the year. The Company has not presented the reportable segments discussed above for the year ended December 31, 1998, since these segments were not established until 1999, and it would be impractical to restate prior periods on this basis. The Company had two reportable segments in 1998: license fees and professional services. The Company's consolidated statements of operations discloses the available data for the two reportable segments identified above for the years ended December 31, 2000, 1999 and 1998.

     The Company's Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred, by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments. The Company's CODM does not view segment results below operating profit (loss), and therefore, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. The Company does not account for, or report to the CODM, its assets or capital expenditures by segment.

                                  SYBASE, INC.

     A summary of the segment financial information reported to the CODM for the year ended December 31, 2000 is presented below (in thousands):

                                                                                                         CONSOLIDATED
                                        ESD        IAD       MEC       BID        FFI      ELIMINATION      TOTAL
                                      --------   -------   -------   --------   --------   -----------   ------------
Revenues:
  License fees......................  $354,425   $55,065   $49,062   $    500   $  9,449          --       $468,501
  Services..........................   474,229       613     1,538      1,828     13,749          --        491,957
                                      --------   -------   -------   --------   --------    --------       --------
Direct revenues from external
  customers.........................   828,654    55,678    50,600      2,328     23,198          --        960,458
Intersegment revenues...............     2,096    34,766    41,445     19,223      5,737    (103,267)            --
                                      --------   -------   -------   --------   --------    --------       --------
Total revenues......................   830,750    90,444    92,045     21,551     28,935    (103,267)       960,458
Total allocated costs and expenses
  before amortization of purchased
  intangibles and write-off of
  in-process research and
  development.......................   713,246    66,317    66,515     33,625     49,187    (103,267)       825,623
                                      --------   -------   -------   --------   --------    --------       --------
Operating income (loss) before
  amortization of purchased
  intangibles and write off of
  in-process research and
  development.......................   117,504    24,127    25,530    (12,074)   (20,252)         --        134,835
Amortization of purchased
  intangibles.......................     8,311     3,773        81      3,983     20,987          --         37,135
Write off of in-process research and
  development.......................        --        --        --         --      8,000          --          8,000
Operating income (loss) before
  unallocated expenses..............   109,193    20,354    25,449    (16,057)   (49,239)         --         89,700
Unallocated expenses................                                                                           (757)
                                                                                                           --------
Operating income....................                                                                         90,457
Interest income, interest expense
  and other, net....................                                                                         17,035
Minority Interest...................                                                                             94
                                                                                                           --------
Income before income taxes..........                                                                       $107,586
                                                                                                           ========

                                  SYBASE, INC.

     A summary of the segment financial information reported to the CODM for the year ended December 31, 1999 is presented below (in thousands):

                                                                                                     CONSOLIDATED
                                               ESD        IAD       MEC       BID      ELIMINATION      TOTAL
                                             --------   -------   -------   --------   -----------   ------------
Revenues:
    License fees...........................  $311,455   $64,755   $37,244   $  8,191          --       $421,645
    Services...............................   449,141        --       233        614          --        449,988
                                             --------   -------   -------   --------     -------       --------
Direct revenues from external customers....   760,596    64,755    37,477      8,805          --        871,633
Intersegment revenues......................     1,203    30,133    38,814     13,838     (83,988)            --
                                             --------   -------   -------   --------     -------       --------
         Total revenues....................   761,799    94,888    76,291     22,643     (83,988)       871,633
Total allocated costs and expenses before
  amortization of purchased
  intangibles(1)...........................   667,442    78,079    55,088     34,082     (83,988)       750,703
                                             --------   -------   -------   --------     -------       --------
Operating income (loss) before amortization
  of purchased intangibles.................    94,357    16,809    21,203    (11,439)         --        120,930
Amortization of purchased intangibles......    11,027     3,745        48        654          --         15,474
Operating income (loss) before unallocated
  expenses.................................    83,330    13,064    21,155    (12,093)         --        105,456
Unallocated expenses.......................                                                              18,431
                                                                                                       --------
Operating income...........................                                                              87,025
Interest income, interest expense and
  other, net...............................                                                              13,773
                                                                                                       --------
Income before income taxes.................                                                            $100,798
                                                                                                       ========

---------------
(1) Certain previously reported amounts have been reclassified to conform to current period presentation format.

     The Company operates in one industry segment (the development and marketing of computer software and related services) and markets its products and services internationally through both foreign subsidiaries and distributors located in the United States, Canada, Europe, Asia, Australia, New Zealand, and Latin America. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America.

     The following table presents a summary of operating information and certain year-end balance sheet information by geographic region (in thousands):

                                               2000        1999        1998
                                             --------    --------    --------
Revenues:
  Unaffiliated customers:
     United States.........................  $552,452    $504,217    $475,949
     Europe................................   247,809     231,862     253,162
     Other.................................   160,197     135,554     138,358
                                             --------    --------    --------
          Total............................  $960,458    $871,633    $867,469
                                             ========    ========    ========
Long-lived assets, net:
  United States............................  $221,049    $100,329    $150,120
  Europe...................................    11,472      16,150      10,908
  Other....................................     8,082      11,570      15,492
                                             --------    --------    --------
          Total............................  $240,603    $128,049    $176,520
                                             ========    ========    ========

NOTE ELEVEN: BUSINESS COMBINATIONS AND INVESTMENTS

     During 2000, the Company invested $15.7 million for equity interests of between 2 percent and 16 percent in five early-stage e-Business companies, of which $5.7 million was invested under the terms of its

                                  SYBASE, INC.

Innovation Fund. These nonmarketable investment securities are accounted for under the cost method of accounting. The Innovation Fund, which has a total of $50 million available for such investments, was approved by the Board of Directors in 1999. In order for an investment to qualify as an Innovation Fund investment, the following criteria must be met: (i) total investment by Sybase in the transaction must be no greater than $5 million, and (ii) Sybase's total equity interest in the entity must not exceed 19 percent of the total outstanding equity at any time.

     In September 2000, the Company acquired certain assets of its distributor in Mexico for approximately $4.0 million, and assumed certain of its liabilities. In addition, pursuant to the relevant agreements, the Company is obligated to make certain contingent payments in subsequent years based on certain agreed-upon performance criteria. The aggregate maximum additional contingent amount payable in 2001 and 2002 is $5.2 million. This transaction has been accounted for as a purchase. The results of operations of the Mexico entity have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date. In July 2000, the Company invested $2.0 million for a majority interest in an entity established with a subsidiary of Hong Kong Telecom. The entity is engaged in the business of operating as an application services provider and its business plan calls for it to deliver a total financial portal solution for different finance verticals. The accounts of the entity are included in the Consolidated Financial Statements.

     On January 20, 2000, the Company acquired Home Financial Network, Inc.
(HFN), an Internet financial services company specializing in the development of customized e-finance Web sites. This transaction was accounted for as a purchase. The total purchase cost was approximately $167.6 million, consisting of the following: (In millions, except share amounts)

Issuance of 7,817,471 Sybase shares.........................  $129.8
Cash........................................................    25.9
HFN stock options assumed...................................    11.2
Merger costs, legal and accounting..........................     0.7
                                                              ------
Total purchase consideration................................  $167.6
                                                              ======

     The estimated fair value of the common stock to be issued was based on the average closing price of Sybase common stock on the two days before and after the acquisition was announced on December 1, 1999. The estimated fair value of the HFN options assumed, which will be exchanged for cash and Sybase options, was based on the Black-Scholes valuation model using the following assumptions:

     - Expected lives of 0.4 to 4.0 years

     - Expected volatility factor of 68.24%

     - Risk-free interest rate of 5.51%

     - Expected dividend rate of 0%

     The estimated excess of the purchase price over the fair value of the net assets acquired (including a $1.6 million tax benefit from net operating loss carryovers) has been valued at $165.1 million. Of this excess, $20.0 million was allocated to the established customer list, $18.0 million was allocated to developed technology, $119.1 million was allocated to goodwill, and $8.0 million was allocated to in-process research and development based upon a valuation prepared by an independent third-party appraiser. The amount allocated to in-process research and development was charged to expense as a non-recurring charge in the first fiscal quarter of 2000 since the in-process research and development had not yet reached technological feasibility and had no alternative future uses. The amounts allocated to the established customer list, the developed technology and the goodwill are being amortized on a straight-line basis over periods of 10 years, 6 years and 7 years, respectively.

                                  SYBASE, INC.

     The following unaudited pro forma financial information presents the combined fiscal results of operations of Sybase and HFN as if the acquisition had occurred as of the beginning of 1999 and 2000, and after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $8.0 million of acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods. (In thousands except for per share data)

                                                           2000        1999
                                                         --------    --------
Revenue................................................  $960,458    $876,969
Net income.............................................    75,877      34,148
Basic net income per share.............................      0.87        0.38
Diluted net income per share...........................      0.82        0.37

     In March 1999, the Company paid $5.4 million for Convertible Secured Promissory Notes due December 31, 2002 (Notes) issued by Demica PLC (Demica), a provider of a wholesale banking application using the Company's technology. The Notes bear interest at 8 percent per annum and at the time of issuance, were convertible into 29.9 percent of the share capital of Demica. On August 11, 2000, the Company converted the Notes into Demica shares and in August 2000, an investor paid Sybase approximately $1.7 million for 348,240 of such shares. Additionally, Demica has paid Sybase $331,000 for accrued interest under the Notes. The investment is being accounted for under the cost method of accounting.

     In February 1999, the Company acquired Data Warehouse Network (DWN), an Ireland-based, privately held provider of packaged, industry-specific business intelligence applications. Under the acquisition agreement, the Company paid $2.7 million in cash for certain assets and assumed certain liabilities of DWN. In addition, pursuant to the terms of the agreement, the Company is obligated to make contingent payments based on certain agreed-upon performance criteria. The aggregate maximum additional amount payable over a three-year period is $5.3 million of which $1.8 million has been paid to date. The transaction was accounted for as a purchase. Substantially the entire amount paid was allocated to purchased software and intangible assets. The results of operations of DWN have not been material in relation to those of the Company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

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

NOTE TWELVE: LITIGATION

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

                                  SYBASE, INC.

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

     The Company is also a party to various legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on the consolidated financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at December 31, 2000.

NOTE THIRTEEN: RESTRUCTURING COSTS

     In February 1998, the Company announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee, including reductions in sales and marketing, and product development and engineering expenses. The Company's goal was to significantly reduce annual operating expenses by realigning resources around its core product initiatives. The 1998 Plan included estimated restructuring charges of $70.0 million to be incurred in 1998. The 1998 Plan included the termination of at least 1,000 employees, the termination of certain product lines, and the consolidation or closure of certain facilities and subsidiaries. As a result of the 1998 Plan, the Company terminated approximately 1,100

                                  SYBASE, INC.

employees, consolidated or closed more than 45 facilities worldwide, abandoned certain property, equipment and improvements (principally leasehold improvements and computer hardware and software), wrote off costs of terminating certain product lines, and closed down subsidiaries in Mexico, Thailand, Chile, Peru and Venezuela.

     In the first phase of the restructuring, the Company focused its efforts on eliminating product lines not core to the business. The Company also reduced personnel and related facilities costs to achieve an immediate reduction in its cost structure. In the fourth quarter of 1998, the Company focused its restructuring efforts on reducing costs, and realigning its sales force, product teams and professional service capabilities into four new divisions. The charges included reductions of personnel and related facilities costs. The amounts included in the restructuring charges for 1998 were as follows (Dollars in thousands):

                                                        Q1 1998    Q4 1998     TOTAL
                                                        -------    -------    -------
Termination payments to employees and other related
  costs...............................................  $11,631    $14,957    $26,588
Lease cancellations and commitments...................    6,267      9,930     16,197
Write-downs of:
  Property, plant and equipment.......................    7,660        838      8,498
  Capitalized software................................    3,726        (85)     3,641
  Prepaid royalties...................................    3,953         --      3,953
  Other...............................................    1,441       (153)     1,288
Costs related to closing of subsidiaries, including
  write-off of goodwill...............................    7,681      1,815      9,496
Estimated product and employee termination
  liabilities.........................................    6,676     (5,013)     1,663
Other.................................................    2,659        184      2,843
                                                        -------    -------    -------
                                                        $51,694    $22,473    $74,167
                                                        =======    =======    =======

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

  Lease cancellation and commitments

     In the first quarter of 1998, the Company incurred restructuring charges of $6.3 million for facilities consolidated or closed in Burlington, Massachusetts, Mexico and Japan. In the fourth quarter of 1998, the Company incurred a restructuring charge of $9.9 million for facilities consolidated or closed, including sales offices in the United States, Europe and Asia. These offices were primarily responsible for the sale of the Company's software products, professional services and customer support. These restructuring charges reflect the remaining contractual obligations under facility leases net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

                                  SYBASE, INC.

  Write-downs of property, plant and equipment

     In the first and fourth quarters of 1998, the Company incurred restructuring charges of $7.7 million and $0.8 million, respectively, related to the carrying values of property, equipment and leaseholds abandoned in connection with the restructuring. The specific assets charged to restructure included: personal computers and equipment used by employees terminated; office equipment and leaseholds in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia (including Japan) and Latin America; and certain internal use software abandoned in connection with the restructuring. The assets were all taken out of service and held for disposal at the date that they were identified for inclusion in the restructure, except for the assets of the Japanese subsidiary that remained in use for three months. The assets of the Japanese subsidiary were depreciated for the three months they remained in use.

  Write-downs of capitalized software/prepaid royalties

     In the first quarter of 1998, the Company incurred restructuring charges of $3.7 million related to the carrying value of capitalized software development costs for those product lines which the Company had eliminated as part of the 1998 Plan. The products eliminated included Sybase MPP(TM) on certain platforms, certain APT products, dbQueue, Web.SQL, Lego Rom and PowerBuilder for Mac. In the first quarter of 1998, the Company also incurred restructuring charges of $4.0 million related to the carrying value of prepaid royalties paid by the Company to third-party licensors. These prepaid royalties related to technologies either embedded in abandoned products or technologies abandoned because they were no longer core to the Company's business.

  Costs related to closing of subsidiaries, including write off of goodwill

     In the first quarter of 1998, the Company accrued approximately $7.7 million for costs associated with the closure of certain subsidiaries. Of this amount, approximately $7.4 million represented costs associated with the closure of the Company's Mexican subsidiary. In the fourth quarter of 1998, the Company recorded additional restructuring charges of $1.8 million associated with the closing of subsidiaries consisting principally of the write-off of goodwill related to its subsidiary in Chile. The fourth quarter charge was partially offset by the recovery of $0.9 million of certain accounts receivable of the Mexican subsidiary previously charged to restructuring costs in the first quarter of 1998.

  Estimated product and employee termination liabilities

     In the first quarter of 1998, the Company recorded restructuring charges of approximately $6.7 million associated with anticipated liabilities for claims resulting from the abandonment of products no longer core to its business and from the termination of employees. The amounts accrued were based on our previous experience with obligations associated with end-of-life products and employee terminations, including payments made in connection with the restructuring in 1996.

     In the fourth quarter of 1998, the Company reevaluated this liability and based on actual claims received, amounts paid to date and legal counsel's estimate of future obligations to customers and employees, the Company reduced the liability by approximately $5.0 million.

     During 1999, the Company reversed by credit to operating expenses $8.5 million of restructuring costs related to the 1998 Plan. The reversals included $3.8 million related to termination payments to employees and other related costs; $4.2 million related to lease cancellations and commitments; and, $0.5 million of legal and other fees. During 2000, the Company reversed by credit to operating expenses $0.8 million of restructuring costs related to the 1998 Plan. The reversals consisted primarily of lease cancellations and commitments and other costs.

                                  SYBASE, INC.

The following table summarizes the activity related to the restructuring liability at December 31, 2000 (dollars in thousands):

                                           ACCRUED                                      ACCRUED
                                         LIABILITIES   AMOUNTS                        LIABILITIES
                                             AT        WRITTEN   AMOUNTS   AMOUNTS        AT
                                          12/31/98       OFF      PAID     REVERSED    12/31/99
                                         -----------   -------   -------   --------   -----------
Termination payments to employees and
  other related costs..................    $12,483     $   --    $ 8,208    $3,833      $  442
Lease cancellations and commitments....      9,538         --      4,041     4,201       1,296
Costs related to closing of
  subsidiaries, including write-off of
  goodwill.............................      2,730      2,730         --        --          --
Other..................................      2,567         --      1,701       494         372
                                           -------     ------    -------    ------      ------
                                           $27,318     $2,730    $13,950    $8,528      $2,110
                                           =======     ======    =======    ======      ======

                                                  ACCRUED                               ACCRUED
                                                LIABILITIES                           LIABILITIES
                                                    AT         AMOUNTS    AMOUNTS         AT
                                                 12/31/99       PAID      REVERSED     12/31/00
                                                -----------    -------    --------    -----------
Termination payments to employees and other
  related costs...............................    $  442       $  254       $188         $ --
Lease cancellations and commitments...........     1,296          755        410          131
Other.........................................       372          179        193           --
                                                  ------       ------       ----         ----
                                                  $2,110       $1,188       $791         $131
                                                  ======       ======       ====         ====

     The remaining restructuring reserve relates to certain lease payments contractually required of the Company on certain closed facilities, net of associated sublease amounts. The remaining lease amounts will be paid during 2001.

NOTE FOURTEEN: SUBSEQUENT EVENTS

     On February 20, 2000, the Company agreed to acquire New Era of Networks, Inc. (NEON) in a stock-for-stock transaction valued at approximately $373 million. NEON is a leading e-Business application integration company. Under the terms of the deal, which is expected to close in the second quarter of 2001 upon attainment of NEON stockholder and regulatory approvals, each share of NEON common stock would be converted into 0.3878 share of Sybase common stock. If completed, the acquisition will be accounted for under the purchase method of accounting and the Company expects a significant portion of the purchase price to be allocated to intangible assets.

     The following unaudited pro forma financial information presents the combined results of operations of Sybase Inc, HFN and NEON as if the acquisitions of HFN and NEON had occurred as of the beginning of 1999 and 2000, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, and excluding the write-off of acquired in-process research and development. See Note eleven for details regarding the HFN acquisition. The pro forma financial information does not necessarily

                                  SYBASE, INC.

reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods. (In thousands except for per share data.)

                                                         2000          1999
                                                      ----------    ----------
Revenue.............................................  $1,148,806    $1,003,193
Net income (loss)...................................      22,695       (11,330)
Basic net income (loss) per share...................        0.22         (0.11)
Diluted net income (loss) per share.................        0.21         (0.11)(a)

---------------
(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

     On February 1, 2001, the Company acquired Sybase A/S, a locally owned distributor of Sybase products in Denmark, for approximately $3.5 million in cash. The acquisition will be accounted for using the purchase method of accounting and the Company expects a significant portion of the purchase price to be allocated to intangible assets.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Three months ended (in thousands, except per share and stock price data)

                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                    2000         2000          2000             2000          2000
                                  ---------    --------    -------------    ------------    --------
Revenues:
  License fees..................  $110,668     $110,872      $114,370         $132,590      $468,501
  Services......................   116,099      123,179       124,733          127,945       491,957
                                  --------     --------      --------         --------      --------
          Total revenues........   226,767      234,051       239,103          260,535       960,458
Costs and expenses:
  Cost of license fees..........    10,827       10,697        11,411           12,186        45,120
  Cost of services..............    60,785       61,329        60,940           62,783       245,837
  Sales and marketing...........    83,268       83,915        84,591           93,375       345,149
  Product development and
     engineering................    31,692       31,467        35,770           27,759       126,689
  General and administrative....    17,519       17,763        14,828           17,157        67,267
  Amortization of goodwill and
     other purchased
     intangibles................     7,308        9,163         8,107            8,152        32,730
  In-process research and
     development................     8,000           --            --               --         8,000
  Cost (reversal) of
     restructure................        --           --            --             (791)         (791)
                                  --------     --------      --------         --------      --------
          Total costs and
            expenses............   219,399      214,334       215,647          220,621       870,001
                                  --------     --------      --------         --------      --------
Operating income................     7,368       19,717        23,456           39,914        90,457
Interest income and expense,
  net...........................     4,580        4,228         6,007            2,220        17,035
Minority interest...............        --           --            24               70            94
                                  --------     --------      --------         --------      --------
Income before income taxes......    11,948       23,945        29,487           42,204       107,586
Provision for income taxes......     5,257       10,536        12,974            6,693        35,461
                                  --------     --------      --------         --------      --------
Net income......................  $  6,691     $ 13,409      $ 16,513         $ 35,511      $ 72,125
                                  ========     ========      ========         ========      ========
Basic net income per share......  $   0.08     $   0.15      $   0.19         $   0.40      $   0.82
Diluted net income per share....  $   0.07     $   0.14      $   0.18         $   0.39      $   0.78
Stock prices:
  High..........................  $  29.75     $  24.94      $  28.50         $  24.31      $  29.75
  Low...........................  $  16.50     $  18.25      $  21.13         $  17.56      $  16.50

     Three months ended (in thousands, except per share and stock price data)

                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                    1999         1999          1999             1999          1999
                                  ---------    --------    -------------    ------------    --------
Revenues:
  License fees..................  $ 98,270     $ 95,703      $104,216         $123,456      $421,645
  Services......................   109,998      114,484       111,887          113,619       449,988
                                  --------     --------      --------         --------      --------
          Total revenues........   208,268      210,187       216,103          237,075       871,633
Costs and expenses:
  Cost of license fees..........    12,296        8,492         9,204           16,249        46,241
  Cost of services..............    54,042       52,110        55,880           55,021       217,053
  Sales and marketing...........    77,872       77,177        75,736           79,989       310,774
  Product development and
     engineering................    37,178       35,385        34,823           28,886       136,272
  General and administrative....    17,051       17,736        16,630           17,459        68,876
  Amortization of goodwill and
     other purchased
     intangibles................     3,413        3,707         3,399            3,401        13,920
  Cost (reversal) of
     restructure................        --       (5,619)           --           (2,909)       (8,528)
                                  --------     --------      --------         --------      --------
          Total costs and
            expenses............   201,852      188,988       195,672          198,096       784,608
                                  --------     --------      --------         --------      --------
Operating income................     6,416       21,199        20,431           38,979        87,025
Interest income and expense,
  net...........................     3,040        3,581         4,728            2,424        13,773
                                  --------     --------      --------         --------      --------
Income before income taxes......     9,456       24,780        25,159           41,403       100,798
Provision for income taxes......     3,581       10,480         9,103           15,139        38,303
                                  --------     --------      --------         --------      --------
Net income......................  $  5,875     $ 14,300      $ 16,056         $ 26,264      $ 62,495
                                  ========     ========      ========         ========      ========
Basic net income per share......  $   0.07     $   0.17      $   0.20         $   0.32      $   0.76
Diluted net income per share....  $   0.07     $   0.17      $   0.19         $   0.31      $   0.74
Stock prices:
  High..........................  $  11.00     $  11.00      $  13.19         $  18.50      $  18.50
  Low...........................  $   5.53     $   6.48      $  10.00         $  10.63      $   5.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item with respect to identification of directors is incorporated by reference to "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2001 ("Proxy Statement"). The Proxy Statement will be filed with the Commission within 120 days after the end of Sybase's fiscal year ended December 31, 2000. For information regarding the Company's executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Financial Statements. See list of financial statements at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

          2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2000, 1999, and 1998 are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements in Part II,
     Item 8, and related notes.

                                                            FORM 10-K
                         SCHEDULE                             PAGE
                         --------                           ---------
II Valuation and Qualifying Accounts......................     63

     Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related notes, Part II, Item 8.

          3. Exhibits Required by Item 601 of Regulation S-K. The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1988 Stock Option Plan, as amended, Exhibit 10.1, (ii) 1991 Employee Stock Purchase Plan, as amended, and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended, Exhibit 10.2, (iii) Sybase Key Management Incentive Program,
     Exhibit 10.3, (iv) Sybase, Inc. 401(K) Plan, as amended, Exhibit 10.4, (v) 1992 Director Stock Option Plan, as amended, Exhibit 10.5, (vi) Executive Deferred Compensation Plan, Exhibit 10.6, (vii) 1996 Stock Plan, as amended, and form of Stock Option Agreement, Exhibit 10.7, (viii) Retirement Agreement and General Release dated as of November 5, 1998 between Mitchell Kertzman and the Sybase, Inc., Exhibit 10.12, (ix) Loan and Security Agreement dated as of January 7, 1998 between Sybase, Inc. and Mitchell E. Kertzman, Exhibit 10.13, (x) Agreement of Employment Terms dated as of August 1, 1996 between Sybase, Inc. and Jack Acosta, Exhibit 10.14, (xi) Form of Statement of Employment Terms, Exhibit 10.20, (xii) Form of Amendment to Form of Statement of Employment Terms, Exhibit 10.21,
     (xiii) Retirement Agreement and General Release between Sybase, Inc. and Michael Forster dated as of March 11, 1998, Exhibit 10.22, (xiv) Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997,
     Exhibit 10.23, (xv) Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998, Exhibit 10.26, (xvi) Promissory Note of Richard LaBarbera in favor of Sybase, Inc. dated as of December 17, 1997,
     Exhibit 10.27, (xvii) Offer Letter dated February 12, 1998 between Michael Gardner and Sybase, Inc., Exhibit 10.9, (xviii) 1999 Nonstatutory Stock Plan, and form of Stock Option Agreement, Exhibit 10.28, and (xiv) Severance Agreement and General Release between Sybase, Inc. and Michael S. Gardner dated March 26, 1999, Exhibit 10.29, (xv) Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement, Exhibit 10.30, and (xvi) Financial Fusion, Inc. Stock Option Plan, Exhibit 10.34.

     The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
     2            Agreement and Plan of Reorganization dated as of November
                  29, 1999, among Sybase, On-Line Financial Services, Inc.,
                  and Home Financial Network, Inc. (incorporated herein by
                  reference to Exhibit 2.1 to the Registrant's Registration
                  Statement on Form S-3 filed on January 31, 2000)
     3.1(4)       Restated Certificate of Incorporation of Registrant, as
                  amended
     3.2(9)       Bylaws of Registrant, as amended

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
     4.1          Preferred Share Rights Agreement dated as of March 24, 1992 between Registrant and The First National Bank of Boston, as amended, (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (file
                  no. 33-81692) filed July 18, 1994)
    10.1(6)       1988 Stock Option Plan and Forms of Incentive Stock Option
                  Agreements and Nonstatutory Stock Option Agreements, as
                  amended
    10.2(9)       1991 Employee Stock Purchase Plan and 1991 Foreign
                  Subsidiary Employee Stock Purchase Plan, as amended
    10.3(9)       Sybase Key Management Incentive Program
    10.4(1)       Sybase, Inc. 401(k) Plan, as amended
    10.5(9)       1992 Director Stock Option Plan, as amended
    10.6(9)       Executive Deferred Compensation Plan, as amended
    10.7(9)       1996 Stock Plan, as amended, and form of Stock Option
                  Agreement
    10.8(1)       Standard Office Lease dated April 17, 1989 between
                  Registrant and P.O. Partners
    10.9(9)       Offer Letter dated February 12, 1998 between Michael Gardner and Sybase, Inc.
    10.10(9)      Form of Indemnification Agreement
    10.11(3)      Lease dated October 1, 1992 between JS-Bay Center Associates and the Registrant
    10.12(9)      Retirement Agreement and General Release dated November 5,
                  1998 between Mitchell Kertzman and the Registrant
    10.13(6)      Loan and Security Agreement dated as of January 7, 1998
                  between Sybase, Inc. and Mitchell E. Kertzman
    10.14(6)      Agreement of Employment Terms dated as of August 1, 1996
                  between Sybase, Inc. and Jack Acosta
    10.15(5)      Powersoft Corporation 1984 Incentive Stock Option Plan, as
                  amended
    10.16(5)      Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan
    10.17(5)      Powersoft Corporation 1994 Amended and Restated Incentive
                  and Non-Qualified Stock Option Plan
    10.18(5)      Powersoft Corporation Forms of Incentive and Non-Qualified
                  Stock Option Granted under the 1994 Amended and Restated
                  Incentive and Non-Qualified Stock Option Plan
    10.19(5)      Powersoft Corporation 1994 Amended and Restated Employee
                  Stock Purchase Plan
    10.20(7)      Form of Statement of Employment Terms
    10.21(9)      Form of Amendment No. 1 to Form of Statement of Employment
                  Terms
    10.22(6)      Retirement Agreement and General Release between Sybase,
                  Inc. and Michael Forster dated as of March 11, 1998
    10.23(8)      Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997
    10.24(6)      Office Lease dated March 17, 1998, Building A -- Bay Center between Sybase, Inc. and JS Bay Center Associates
    10.25(6)      Office Lease dated March 17, 1998, Building C -- Bay Center between Sybase, Inc. and JS Bay Center Associates
    10.26(6)      Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998
    10.27(9)      Promissory Note of Richard LaBarbera in favor of Sybase,
                  Inc. dated as of December 17, 1997

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
    10.28(11)     1999 Nonstatutory Stock Plan, and form of Stock Option
                  Agreement
    10.29(11)     Severance Agreement and General Release between Sybase, Inc.
                  and Michael S. Gardner dated March 26, 1999.
    10.30(10)     Home Financial Network, Inc. 1995 Stock Plan, and form of
                  Stock Option Agreement
    10.31         Corporate Headquarters Lease, dated January 28, 2000,
                  between Sybase, Inc. and WDS-Dublin, LLC, as amended on
                  November 29, 2000
    10.32         Trust Agreement dated May 1, 2000, between Sybase, Inc.
                  401(k) Plan and Fidelity Management Trust Company
    10.33         Trust Agreement dated May 1, 2000 between Sybase, Inc. and
                  Fidelity Management Trust Company for administration of
                  Executive Deferred Compensation Plan
    10.34         Financial Fusion, Inc. 2000 Stock Option Plan
    13.1(2)       Proxy for 2001 Annual Meeting of Stockholders
    21            Subsidiaries of Registrant
    23.1          Consent of Independent Auditors

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

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

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-95079) filed on January 20, 2000.

(11) Incorporated by reference to exhibits filed in response to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     (b) Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                  SYBASE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            ------------------------

                  COL. A                       COL. B               COL. C               COL. D        COL. E
                                                                  ADDITIONS
                                                           ------------------------
                                                            CHARGED
                                             BALANCE AT     TO COSTS      CHARGED                    BALANCE AT
                                              BEGINNING       AND        TO OTHER                      END OF
                DESCRIPTION                   OF PERIOD     EXPENSES    ACCOUNTS(A)   DELETIONS(B)     PERIOD
                -----------                  -----------   ----------   -----------   ------------   -----------
Year ended December 31, 2000:
  Deducted from asset accounts:
    Allowance for doubtful accounts........  $31,452,000   $   14,000   $ 3,003,000   $12,156,000    $22,313,000
Year ended December 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts........  $31,770,000   $    1,000   $11,448,000   $11,767,000    $31,452,000
Year ended December 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts........  $30,673,000   $2,020,000   $12,191,000   $13,114,000    $31,770,000

---------------
(A) Sales returns and credit memos allowances

(B) Uncollectible accounts written off and recoveries

     The required information regarding the valuation allowance for deferred tax assets is included in Note Eight to the Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

March 26, 2001                            SYBASE, INC.

                                          By:       /s/ JOHN S. CHEN
                                            ------------------------------------
                                                        John S. Chen
                                                Chairman of the Board, Chief
                                              Executive Officer and President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John S. Chen, Pieter Van der Vorst and Teresa D. Chuh, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JOHN S. CHEN                         Chairman of the Board,       March 26, 2001
-----------------------------------------------------      Chief Executive Officer
                   (John S. Chen)                      (Principal Executive Officer),
                                                           President and Director

             /s/ PIETER A. VAN DER VORST                     Vice President and         March 26, 2001
-----------------------------------------------------      Chief Financial Officer
              (Pieter A. Van der Vorst)                 (Principal Financial Officer)

                 /s/ MARTIN J. HEALY                         Vice President and         March 26, 2001
-----------------------------------------------------       Corporate Controller
                  (Martin J. Healy)                    (Principal Accounting Officer)

              /s/ RICHARD C. ALBERDING                            Director              March 26, 2001
-----------------------------------------------------
               (Richard C. Alberding)

                 /s/ CECILIA CLAUDIO                              Director              March 26, 2001
-----------------------------------------------------
                  (Cecilia Claudio)

                /s/ L. WILLIAM KRAUSE                             Director              March 26, 2001
-----------------------------------------------------
                 (L. William Krause)

                /s/ ALAN B. SALISBURY                             Director              March 26, 2001
-----------------------------------------------------
                 (Alan B. Salisbury)

                /s/ ROBERT P. WAYMAN                              Director              March 26, 2001
-----------------------------------------------------
                 (Robert P. Wayman)

                 /s/ LINDA K. YATES                               Director              March 26, 2001
-----------------------------------------------------
                  (Linda K. Yates)

                                 EXHIBIT INDEX

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
     2            Agreement and Plan of Reorganization dated as of November
                  29, 1999, among Sybase, On-Line Financial Services, Inc.,
                  and Home Financial Network, Inc. (incorporated herein by
                  reference to Exhibit 2.1 to the Registrant's Registration
                  Statement on Form S-3 filed on January 31, 2000)
     3.1(4)       Restated Certificate of Incorporation of Registrant, as
                  amended
     3.2(9)       Bylaws of Registrant, as amended
     4.1          Preferred Share Rights Agreement dated as of March 24, 1992 between Registrant and The First National Bank of Boston, as amended, (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (file
                  no. 33-81692) filed July 18, 1994)
    10.1(6)       1988 Stock Option Plan and Forms of Incentive Stock Option
                  Agreements and Nonstatutory Stock Option Agreements, as
                  amended
    10.2(9)       1991 Employee Stock Purchase Plan and 1991 Foreign
                  Subsidiary Employee Stock Purchase Plan, as amended
    10.3(9)       Sybase Key Management Incentive Program
    10.4(1)       Sybase, Inc. 401(k) Plan, as amended
    10.5(9)       1992 Director Stock Option Plan, as amended
    10.6(9)       Executive Deferred Compensation Plan, as amended
    10.7(9)       1996 Stock Plan, as amended, and form of Stock Option
                  Agreement
    10.8(1)       Standard Office Lease dated April 17, 1989 between
                  Registrant and P.O. Partners
    10.9(9)       Offer Letter dated February 12, 1998 between Michael Gardner and Sybase, Inc.
    10.10(9)      Form of Indemnification Agreement
    10.11(3)      Lease dated October 1, 1992 between JS-Bay Center Associates and the Registrant
    10.12(9)      Retirement Agreement and General Release dated November 5,
                  1998 between Mitchell Kertzman and the Registrant
    10.13(6)      Loan and Security Agreement dated as of January 7, 1998
                  between Sybase, Inc. and Mitchell E. Kertzman
    10.14(6)      Agreement of Employment Terms dated as of August 1, 1996
                  between Sybase, Inc. and Jack Acosta
    10.15(5)      Powersoft Corporation 1984 Incentive Stock Option Plan, as
                  amended
    10.16(5)      Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan
    10.17(5)      Powersoft Corporation 1994 Amended and Restated Incentive
                  and Non-Qualified Stock Option Plan
    10.18(5)      Powersoft Corporation Forms of Incentive and Non-Qualified
                  Stock Option Granted under the 1994 Amended and Restated
                  Incentive and Non-Qualified Stock Option Plan
    10.19(5)      Powersoft Corporation 1994 Amended and Restated Employee
                  Stock Purchase Plan
    10.20(7)      Form of Statement of Employment Terms
    10.21(9)      Form of Amendment No. 1 to Form of Statement of Employment
                  Terms
    10.22(6)      Retirement Agreement and General Release between Sybase,
                  Inc. and Michael Forster dated as of March 11, 1998
    10.23(8)      Employment Agreement between Sybase, Inc. and John S. Chen dated as of July 11, 1997

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
    10.24(6)      Office Lease dated March 17, 1998, Building A -- Bay Center between Sybase, Inc. and JS Bay Center Associates
    10.25(6)      Office Lease dated March 17, 1998, Building C -- Bay Center between Sybase, Inc. and JS Bay Center Associates
    10.26(6)      Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998
    10.27(9)      Promissory Note of Richard LaBarbera in favor of Sybase,
                  Inc. dated as of December 17, 1997
    10.28(11)     1999 Nonstatutory Stock Plan, and form of Stock Option
                  Agreement
    10.29(11)     Severance Agreement and General Release between Sybase, Inc.
                  and Michael S. Gardner dated March 26, 1999.
    10.30(10)     Home Financial Network, Inc. 1995 Stock Plan, and form of
                  Stock Option Agreement
    10.31         Corporate Headquarters Lease, dated January 28, 2000,
                  between Sybase, Inc. and WDS-Dublin, LLC, as amended on
                  November 29, 2000
    10.32         Trust Agreement dated May 1, 2000, between Sybase, Inc.
                  401(k) Plan and Fidelity Management Trust Company
    10.33         Trust Agreement dated May 1, 2000 between Sybase, Inc. and
                  Fidelity Management Trust Company for administration of
                  Executive Deferred Compensation Plan
    10.34         Financial Fusion, Inc. 2000 Stock Option Plan
    13.1(2)       Proxy for 2001 Annual Meeting of Stockholders
    21            Subsidiaries of Registrant
    23.1          Consent of Independent Auditors

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

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

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-95079) filed on January 20, 2000.

(11) Incorporated by reference to exhibits filed in response to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.