Form 10-K/A
period 2000-12-31
SYBASE INC
filed 2001-04-04
CIK 768262

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

                          Common Stock, $.001 par value
                         Preferred Share Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              --    --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 26, 2001 as reported on the NASDAQ National Market System, was approximately $1 billion. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2001, Registrant had 86,091,375 shares of Common Stock outstanding.

                    AMENDMENT TO ANNUAL REPORT ON FORM 10-K
                              FOR FISCAL YEAR 2000

The Annual Report on Form 10-K for Sybase, Inc.(Sybase, or the Company), is hereby amended and restated as set forth below.

PART II

ITEM 8.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table appearing on page 56, Note Fourteen: Subsequent Events," is hereby replaced as follows:

--------------------------------------------------------------------------------
                                                2000             1999
--------------------------------------------------------------------------------
Revenue                                       $1,148,806       $1,003,193
--------------------------------------------------------------------------------
Net income (loss)                                 12,547          (11,330)
--------------------------------------------------------------------------------
Basic net income (loss) per share                   0.12            (0.11)
--------------------------------------------------------------------------------
Diluted net income (loss) per share                 0.12            (0.11)(a)
--------------------------------------------------------------------------------




Part III of Sybase, Inc.'s Annual Report on Form 10-K for the fiscal year 2000, is hereby amended and restated in its entirety as follows:

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD STRUCTURE

The Company's current seven-member Board of Directors is divided into three classes, each having three-year terms that expire in successive years, as shown below:

     ----------------------------------------------------------------------
     CLASS           DIRECTOR                          CURRENT TERM EXPIRES
     III             L. William Krause
                     Robert P. Wayman                         2001
                     Cecilia Claudio
     ----------------------------------------------------------------------
     I               John S. Chen                             2002
                     Alan B. Salisbury
     ----------------------------------------------------------------------
     II              Linda K. Yates                           2003
                     Richard C. Alberding
     ----------------------------------------------------------------------

BIOGRAPHICAL INFORMATION

JOHN S. CHEN                Mr. Chen has been Chairman,  Chief Executive  Officer and President of Sybase,  Inc. since
Director since 1997         November  1998.  From February  through  November  1998,  he served as co-Chief  Executive
Age 45                      Officer.  Mr. Chen joined Sybase in August 1997 as Chief  Operating  Officer and served in that capacity until February 1998. From March 1995 to July 1997, Mr. Chen was President of
                            the  Open  Enterprise  Computing  Division, Siemens  Nixdorf, a  computer  and electronics company, and Chief  Executive  Officer and Chairman  of  Siemens  Pyramid, a subsidiary of
                            Siemens Nixdorf. He is currently a director of The CIT Group, Inc.

RICHARD C. ALBERDING        Mr.  Alberding  served as an Executive  Vice  President  of  Hewlett-Packard  Company,  an
Director since 1993         electronics  and computer  manufacturer,  before retiring from the company in 1991. He had
Age 70                      served in various  management  positions with HP beginning in 1958. Mr.  Alberding is also a director of DMC Stratex Inc.,  Kennametal,  Inc., Walker Interactive  Systems and PC-TEL
                            Inc. He served as a director of Paging  Network  Inc.  and JLK Direct  Distribution,  Inc.
                            until those companies were sold in the fall of 2000.

L. WILLIAM KRAUSE           Mr.  Krause has been  President  of LWK  Ventures,  a private  investment  company,  since
Director since 1995         November  1998.  From October  1991 to November  1998,  he served as  President  and Chief
Age 58                      Executive  Officer of Storm  Technology,  Inc., a digital  imaging company which filed for
Nominee                     protection  under the federal  bankruptcy  laws in November  1998.  He served as President and Chief Executive Officer of 3Com Corporation,  a global data networking  company,  from
                            1981  to  1990,  and as its  Chairman  from  1987 to 1993  when he  retired.  He is also a director of Exodus Communications, Inc., and Pinnacle Systems, Inc.

ALAN B. SALISBURY           Mr. Salisbury has been an independent  management consultant to the information technology
Director since 1993         industry since July 1999. From August 1998 through June 1999, he served as Chairman of the
Age 64                      U. S.  subsidiary of Learning  Tree  International, a provider of advanced  technology and technical  management  training. From 1993 through June 1999, Mr. Salisbury served as that company's President, and he has served as a director since June 1994.


ROBERT P. WAYMAN            Mr. Wayman has been Chief Financial  Officer of  Hewlett-Packard  Company,  a computer and
Director since 1995         electronics  company,   since  1984,  and  its  Executive  Vice  President,   Finance  and
Age 55                      Administration  since 1992.  He is also a director of HP and CNF Inc.,  and is the current
Nominee                     Chairman,  Private Sector Council and member of the Kellogg Advisory Board to Northwestern
                            University School of Business.

CECILIA CLAUDIO             Ms.  Claudio has been  Senior  Vice  President  and Chief  Information  Officer of Farmers
Director since 1999         Group,  Inc., a large  automobile and home  insurance  company,  since 1998.  From 1994 to
Age 46                      1997, she was a faculty  member of Harvard  School of Public Health.  Ms. Claudio has also
Nominee                     held  various  senior  management  positions  at Anthem Blue  Cross/Blue  Shield,  Harvard
                            Pilgrim Health Care, Xerox Corporation, Gap Inc. and Olivetti (Worldwide)

LINDA K. YATES              Ms.  Yates  is  a founder  of  Strategos,  an  international  strategic  consulting  firm,
Director since 2000         where she  served  as  Chief Executive  Officer from January 1995 through August 1999. Ms.
Age 38                      Yates currently serves in various advisory and board roles  with approximately  10 Silicon
                            Valley  start-ups.  Prior  to founding  Strategos in 1995,  Ms. Yates spent six years with the Mac Group/Gemini Consulting where she served as  Vice President and  head of  the West
                            Coast from 1992 to 1994.

BOARD OF DIRECTORS AND COMMITTEE MEETINGS



The Board of Directors held five meetings during 2000. During the year, no incumbent director missed more than one Board or committee meeting held during his or her service as a director or committee member.

The table shows the number of committee meetings held during 2000. It also identifies committee membership during the year, and each committee's principal functions.

---------------------------------------------------------------------------------------------------------------------
BOARD COMMITTEES                   PRINCIPAL FUNCTIONS
---------------------------------------------------------------------------------------------------------------------
Audit(1)                           o   recommends and approves services of independent auditors
Mr. Salisbury (Chair)              o   carries out mandates of Audit Committee Charter
Mr. Wayman                         o   evaluates adequacy of financial reports and accounting policies
Ms. Claudio                        o   reviews and directs internal audit policies and functions
                                   o   5 meetings in 2000
---------------------------------------------------------------------------------------------------------------------
Compensation (2)                   o   reviews and approves executive compensation policies and programs
Mr. Alberding (Chair)              o   oversees administration of stock option and purchase plans
Mr. Krause                         o   4 meetings in 2000
Ms. Yates (3)
Mr. Hindery (4)
---------------------------------------------------------------------------------------------------------------------
Stock                              o   oversees administration of certain stock option grants to non-executive
Mr. Chen (Chair)                       employees
                                   o   acted by unanimous written consent throughout 2000
---------------------------------------------------------------------------------------------------------------------
Board Affairs                      o   oversees corporate governance standards regarding Board conduct and
Mr. Wayman (Chair)                     deliberations (5)
Mr. Krause                         o   serves as nominating committee (6)
                                   o   No meetings in 2000
---------------------------------------------------------------------------------------------------------------------

(1) All members of the Audit Committee are independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards, as applicable and as may be supplemented or modified.

(2) No member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, or has had any relationship with the Company or any of its subsidiaries required to be disclosed in this Proxy Statement.

(3) Ms. Yates was appointed to the Board of Directors and to this committee as of April 13, 2000, so she did not attend the committee meeting held on February 2, 2000.

(4) Leo T. Hindery resigned from the Board and from this committee on March 3, 2000. He did not serve on the Audit Committee of the Board as incorrectly reported in the Company's 2000 Proxy Statement.

(5) The Company's corporate governance standards require the election of one lead outside director. Mr. Wayman is the current lead outside director, and has served in such capacity since May 1998. The outside directors meet separately from management and employee directors in executive sessions conducted as part of regular Board meetings. They also confer informally from time to time.

(6) The Board Affairs Committee will consider stockholder recommendations for Board nominees. Recommendations should be submitted in writing to Sybase, Inc., attn: Secretary, 6475 Christie Avenue, Emeryville, California 94608.

 DIRECTOR COMPENSATION

For 2000, the Company paid fees to its outside directors according to the table. All retainers are paid in four quarterly installments, but are discontinued upon a director's resignation to the extent not already earned. Video and telephone attendance fees are paid only when meetings exceed one hour.

     Annual retainer                                            $  20,000
     Per Board meeting attended in person                       $   1,500
     Per Board meeting attended by video or telephone           $     750
     Per Committee meeting attended in person                   $     750
     Per Committee meeting attended by video or telephone       $     375
     Additional retainer for committee chairmanship             $   2,000
     Additional retainer for lead outside director              $   4,000

Sybase also reimbursed its outside directors for out-of-pocket travel expenses associated with attendance at Board and committee meetings.

During 2000, non-employee directors also received stock option grants under the Company's 1992 Director Option Plan, as amended ("1992 Plan"). Under that plan, each non-employee director is eligible to receive (i) an initial stock option grant to purchase 20,000 shares of Common Stock upon his or her appointment to the Board, and (ii) an annual stock option grant to purchase 16,000 shares of Common Stock. All options granted under the 1992 Plan have an exercise price equal to the fair market price of the stock on the date of grant, and vest ratably over a four-year period. Messrs. Alberding, Krause, Salisbury and Wayman each received an annual grant in February 2000 to purchase 16,000 shares at an exercise price of $ 23.9375 per share. Ms. Claudio did not receive an annual grant at that time because she had not yet served as a director for 5 months as of the grant date (as required under the 1992 Plan). However, she had received an initial option to purchase 20,000 shares at an exercise price of $ 15.1250 per share when she joined the Board in November 1999. Upon Ms. Yates' appointment to the Board in April 2000, she received an initial option to purchase 20,000 shares at an exercise price of $ 19.75 per share.

As an employee director, Mr. Chen received no compensation, expense reimbursement or stock option grants for serving as a director, or for attending Board or committee meetings.

For information regarding the Company's executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Section 16 officers and directors, and holders of more than 10% of any class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the SEC. These individuals are also required to furnish the Company with copies of all Section 16(a) forms filed on their behalf.

Based solely on our review of the forms we received, or written notice from certain reporting persons that no Forms 4 or 5 were required, the Company believes that all required Section 16(a) filings were made on a timely basis in 2000, except as follows: a Form 5 was filed in February 2001 for Nita C. White-Ivy to reflect an earlier sale of ESPP shares that should have been reported on a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

This table shows summary compensation information earned for the last three fiscal years by the Chief Executive Officer, the four most highly-compensated executive officers (other than the CEO), and Mr. LaBarbera, who was an executive officer during fiscal 2000 until he resigned from the Company on November 10, 2000. These individuals are referred to as "Named Executive Officers".

                                                        Annual                         Long-Term
                                                     Compensation                     Compensation
                                         ------------------------------------  -------------------------
                                                                                   Awards       Payouts
                                                                                 -----------   ---------
                                                                    Other         Number of
                                                                   Annual          Shares         LTIP      All Other
                                         Salary       Bonus     Compensation     Underlying     Payouts   Compensation
Name and Principal Position      Year     ($)(1)      ($)(2)         ($)         Options (#)     ($)(3)      ($)(4)
---------------------------      ----     ------      ------         ---         -----------    --------     ------
John S. Chen                     2000     775,000    1,019,900   61,311 (5)       400,000       179,982    (39,425)
  Chairman of the Board,         1999     660,000      636,000   51,073 (5)       650,000       269,973     58,856
  CEO and President              1998     525,000           --   66,041 (5)     1,000,000 (6)        --        500

Pieter A. Van der Vorst          2000     278,000      201,216       --            55,000        24,480     (3,525)
  Vice President and Chief       1999     257,667      133,830       --            60,000        36,720      8,846
  Financial Officer              1998     199,846           --       --           157,500 (6)        --        500

Raj Nathan                       2000     286,000       87,230       --            32,000        54,000    (20,339)
  Senior Vice President & GM     1999     270,000       70,544       --            95,000        81,000      15,414
  Internet Applications          1998     270,000           --       --           130,000 (6)        --         500
  Division

Pamela J. George(8)              2000     270,000      177,660       --            45,000            --       1,500
  Vice President                 1999     177,083       60,000       --           200,000            --       1,000
  Corporate Marketing

Nita C. White-Ivy                2000     249,000      163,842       --           35,000         39,600       2,656
  Vice President                 1999     230,000      110,400       --           85,000         59,400       5,592
  Worldwide Human                1998     192,470           --       --           60,000 (6)         --         500
  Resources

Richard N. LaBarbera (former)    2000     279,969      108,049       --           58,000         60,000       1,981 (7)
  Senior Vice President & GM     1999     299,999      376,181       --          110,000         90,000      27,376
  Enterprise Solutions Division  1998     256,250      124,375       --          115,000 (6)         --         500

--------------
(1) Salary includes amounts earned in the year indicated and deferred pursuant to the Company's 401(k) plan, or pursuant to the Company's Executive Deferred Compensation Plan.

(2) Bonuses for each year include amounts earned for that year, regardless of when paid. Bonuses paid during the year are excluded if they were earned for and reported in a prior year.

(3)  See "Long-Term Incentive Plans - Awards in Last Fiscal Year," below.

(4) Consists of (i) 401(k) matching contribution received by all eligible Company employees, and (ii) amount of cumulative gain (loss) on LTIP payout as of the last day of the fiscal years noted:

                                    2000                    1999               1998
                           401(k)($)    LTIP ($)    401(k)($)   LTIP ($)      401(k)
                           ---------------------------------------------------------
     Chen                  1,500         (40,925)     1,000       57,856         500
     Van der Vorst         1,500          (5,025)     1,000        7,846         500
     Nathan                1,500         (21,839)     1,000       14,414         500
     George                1,500              --      1,000           --          --
     White-Ivy             1,500           1,156      1,000        8,124         500
     LaBarbera             1,500         (31,518)     1,000       19,053         500

(5) Includes the following amounts (inclusive of amounts to cover applicable income taxes) for the fiscal years noted:

                                                  Equalization           Reimbursement
                                                  payments for          of Supplemental
                                                forfeited 401(k)           Insurance               Tax Return
                      Automobile allowance     contributions from           Premiums               Preparation
        Year                  ($)              prior employer ($)             ($)                    Fee ($)
     ------------    -----------------------  ---------------------   ---------------------   ----------------------
        2000                 18,000                    8,168                  28,172                   6,971
        1999                 18,000                    8,056                  19,285                   5,732
        1998                 18,000                    9,009                  29,566                   9,466

(6) Includes the following repriced options, granted in July 1998, which were exchanged for an equal number of options granted prior to that time. The earlier options were cancelled upon exchange.

                                             Repriced                                   Repriced
                                              Options                                    Options
                                            ------------                               ------------
                    Mr. Chen                   750,000              Ms. George                  0
                    Mr. Van der Vorst           63,500              Ms. White-Ivy          30,000
                    Dr. Nathan                 105,000              Mr. LaBarbera          50,000

(7) Also includes payout of $28,037 for accrued unused vacation at termination of employment.

(8)  Ms. George joined the Company and became an executive officer in April
     1999.

OPTION GRANTS IN LAST FISCAL YEAR

This table shows stock options granted to the Named Executive Officers in 2000. The table also shows the potential realizable value of those stock options, assuming 5% and 10% annual rates of stock appreciation over the life of the options.

                                                                                     Potential Realizable Value
                                                                                       At Assumed Annual Rates
                                                                                   of Stock Price Appreciation For
                           Individual Grants (1)                                         Option Term ($) (2)
-----------------------------------------------------------------------------     ----------------------------------
                         Number of      % of Total
                           Shares        Options
                         Underlying     Granted to   Exercise
                           Options      Employees    Price Per    Expiration
Name                     Granted (#)     in 2000     Share ($)       Date               5%($)            10%($)
-----------------------  ------------  ------------- -----------  -----------     ----------------  ----------------
John S. Chen               400,000         7.15       23.9375      2/03/10           6,021,666         15,260,084

Pieter A. Van der           55,000         0.98       23.9375      2/03/10             827,979          2,098,262
Vorst

Raj Nathan                  32,000         0.57       23.9375      2/03/10             481,733          1,220,807

Pamela J. George            45,000         0.80       23.9375      2/03/10             677,437          1,716,759

Nita C. White-Ivy           35,000         0.63       23.9375      2/03/10             526,896          1,335,257

Richard N. LaBarbera        58,000         1.04       23.9375      2/03/10             873,142          2,212,712
-------------

(1) All options in the table have exercise prices equal to the fair market value of the Company's Common Stock on the date of grant, and have a 10-year term.

(2) The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimates or projections of its future stock prices.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

This table shows stock option exercises by the Named Executive Officers during 2000, and the number and value of unexercised "in-the-money" options held by them at the end of 2000. "In-the-money" means the option exercise price is exceeded by the fair market value of the stock.

                                                             Number of                   Value of Unexercised
                          Shares                         Shares Underlying                   In-the-Money
                         Acquired     Aggregate        Unexercised Options at                 Options at
                            on          Value           Fiscal Year-End (#)             Fiscal Year-End ($)(2)
                         Exercise      Realized     -----------------------------   --------------------------------
Name                       (#)         ($) (1)      Exercisable   Unexercisable      Exercisable     Unexercisable
----------------------- -----------  -------------  ------------- ---------------   ---------------  ---------------
John S. Chen             160,000      2,829,373       597,498         962,502          6,240,944        6,688,431

Pieter A. Van der Vorst   60,000      1,018,583        30,269         153,231            245,312        1,189,836

Raj Nathan                30,947        523,224        70,301         130,752            782,173        1,079,013

Pamela J. George               0              0        65,624         179,376            578,375        1,396,625

Nita C. White-Ivy         21,000        339,797        22,957         106,043            180,152          767,989

Richard N. LaBarbera      47,000        807,554        33,249              0             244,855                0
--------------


(1) Amount by which the fair market value of the stock exceeded the option exercise price on the exercise date.

(2) Based on the fair market value of underlying securities on December 29, 2000 ($19.8125 per share), minus the exercise price of in-the-money options.

LONG-TERM INCENTIVE PLANS (LTIP)

In May 1998, the Board approved a Key Management Incentive Program (KMIP) under which retention bonuses were paid to key executives and non-executive employees. The bonus amount was equal to a percentage of each participant's then-current base salary. These percentages ranged from 20% for director-level employees to 82% for certain executives. See "Section (b)(ii), Board Compensation Committee Report on Executive Compensation", below.

Under KMIP 60% of the bonus amount vested and was paid as of March 31, 1999, if the recipient was actively employed by Sybase on that date. The remaining 40% was vested and paid on March 31, 2000, if the recipient was actively employed on that date. No unvested amounts became vested or were paid if a participant voluntarily resigned or was terminated for cause. Only employees actively employed at the start of the plan were eligible to participate.

All amounts earned by the Named Executive Officers and other employees eligible to participate in the Executive Deferred Compensation Plan were contributed by Sybase to that plan, and invested as instructed by each participant within the limits of the plan. For additional information regarding KMIP, see "Section (b)
(ii) - Board Compensation Committee Report on Executive Compensation," below. The following table shows information regarding KMIP participation by the Named Executive Officers.

                                                                          Estimated Future
                                                                            Payouts Under
                                                                              Non-Stock
                                                                          Price-Based Plans
                                                --------------------------------------------------------------------
                               Performance or
                                Other Period                                                            Target and
                                   Until          Bonus Amount           60%              40%              100%
                               Maturation or      as % of Base        Threshold        Threshold          Maximum
Name                             Payout (2)        Salary (%)           ($)(3)           ($)(4)         Payout ($)
--------------------------   -----------------   ----------------   ---------------  ---------------   --------------
John S. Chen                     3/31/00                82              269,973         179,982            449,955

Pieter A Van der Vorst           3/31/00                30               36,720          24,480             61,200

Raj Nathan                       3/31/00                50               81,000          54,000            135,000

Pamela J. George (1)                  --                --                   --              --                 --

Nita C. White-Ivy                3/31/00                50               59,400          39,600             99,000

Richard N. LaBarbera             3/31/00                50               90,000          60,000            150,000
----------------

(1) Ms. George joined the Company in April 1999, and therefore was not eligible to participate in the KMIP.

(2)  Date final portion of target was paid.

(3)  Amount represents 60% of target paid on March 31, 1999 (before tax).

(4)  Amount represents 40% of target paid on March 31, 2000 (before tax).

EMPLOYEE STOCK PURCHASE PLAN ACTIVITY

The following table presents certain information regarding shares purchased under the Sybase, Inc. 1991 Amended and Restated Employee Stock Purchase Plan
(ESPP) in August 2000 and February 2001 by the Named Executive Officers, all current executive officers as a group and all other employees as a group:

                                                                    Fair Market Value on
                                                                      purchase date(s)                Number of
                                                                          ($) (1)               Shares Purchased (#)
                                                                   -----------------------     ----------------------
John S. Chen                                                                   --                          --
Chairman of the Board, Chief Executive Officer and President

Pieter A. Van der Vorst                                                     9,000 (2)                     328
Vice President and Chief Financial Officer                                 20,175 (3)                   1,028

Raj Nathan                                                                  6,750 (2)                     246
Senior Vice President and General Manager,                                17, 682 (3)                     901
Internet Applications Division

Pamela J. George
Vice President, Corporate Marketing                                        11,108 (3)                     566

Nita C. White-Ivy                                                           3,210 (2)                     117
Vice President, Worldwide Human Resources                                   6,849 (3)                     349

Richard N. LaBarbera (former)                                                  --                          --
Senior Vice President and General Manager,
Enterprise Solutions Division

All current executive officers as a group (10 persons)                     26,971 (2)                     983
                                                                          111,470 (3)                   5,680

All other employees as a group                                          6,043,274 (2)                 220,256
                                                                        6,051,447 (3)                 308,354
--------------

(1) Under the ESPP, stock is purchased at 85% of the lower of the stock's fair market value on (1) a participant's enrollment date in the plan, or (2) the last trading day of the applicable six-month purchase period. For example, fair market value of the Company's stock on the September 1, 2000 enrollment date was $27.75 per share. Since the fair market value of the stock was $19.6250 per share on February 28, 2001 (the last trading day of the 6-month purchase period), the applicable purchase price on that date was the 85% of the February 28, 2001, or $16.6813 per share.

(2)  Fair market value as of August 31, 2000 purchase date ($27.4375 per share).

(3) Fair market value as of February 28, 2001 purchase date ($19.6250 per share).

          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Committee Report. The Compensation Committee believes the Company's executive compensation programs should enable the Company to attract and retain strong performers. These programs are designed to motivate the senior management team to achieve or exceed key objectives by making individual compensation directly dependent on the Company's achievement of financial goals and by providing significant rewards for exceeding those goals. The Committee believes that strong financial performance, on a sustained basis, is the surest way for the Company to positively affect long-term stockholder return.

Compensation Program Considerations. The Company takes the following factors into consideration in designing various executive compensation programs:

(a)  Compensation positioning and comparative framework.

     In order to attract and retain the talent that it needs to meet corporate objectives, the Company's executive compensation programs are designed to deliver overall cash compensation and employee benefits competitive with comparable technology companies if corporate objectives are achieved and, if objectives are exceeded, to deliver compensation that is in some cases above market. Bonuses are tied closely to corporate performance, such that actual awards vary considerably according to overall Company performance.

     In 2000, the Company compiled and analyzed competitive market compensation information from Radford Executive Salary Survey and iQuantic Equity Practices Survey data using 13 publicly-held software peer companies and compared the results to the Company executives' compensation. The 13 peer software companies included three principal competitors. Additionally, the Company utilized the assistance of outside executive compensation consultants to perform parallel survey analyses and to make best-of-practice recommendations.

(b)  Mix of compensation.

     The Company's executive compensation program has three primary components. All three are intended to attract and retain outstanding executives and focus management on achieving or exceeding Company objectives.

     (i) Base Salary. The Committee believes that executive salaries must be sufficiently competitive to attract and retain key executives. Base pay and annual increases are determined primarily through an analysis of (A) an individual's salary and total target compensation relative to salaries for similar positions within the Company and at peer companies, and (B) to a lesser extent, through a subjective analysis of the individual contributions to the Company's success. Based on this analysis, the Committee increased the 2000 base salaries of all ten executives who had been employed by Sybase during 1999.

     (ii) Incentive and Special Bonuses. The Committee believes one of the key differentiators of executive compensation should be the variable portion provided by short-term cash incentive programs. The Company's executive bonus plan is designed to award bonuses above a target amount if the Company performs significantly above its stated objectives. If the Company performs below these objectives, awards may be significantly reduced or even eliminated if performance falls below defined thresholds. In February 2000, the Committee established a target incentive bonus amount for each executive. The target amount varied by individual and ranged between 35% and 100% of each executive's base salary. Actual incentive bonus amounts were based on overall Company performance. No amounts were paid unless the Company achieved specified minimum revenue and operating margins.

     In May 1998, in response to the Company's first quarter operating results, the Compensation Committee approved a Key Management Incentive Program (KMIP) for nearly all of the Company's employees of director level or higher, including all executive officers. KMIP was a deferred incentive bonus program designed to reduce the attrition of valuable top level management while the Company was developing and implementing its new business strategy. Under the terms of KMIP, a target bonus amount was designated for each eligible employee, and was expressed as a percentage of annual base salary: 20% for directors, 30% for vice presidents and up to 82% for executive officers. Under KMIP, 60% of the target bonus was paid on March 31, 1999 and 40% of the target was paid on March 31, 2000, provided the individual was an active employee on each vesting date. Amounts paid under KMIP to U.S. employees were paid as voluntary employer contributions under the Company's Executive Deferred Compensation Plan.

     In addition, the Compensation Committee has the right to approve discretionary executive awards proposed by the President or a member of the Compensation Committee. Such discretionary awards are based on a subjective evaluation of an executive officer's contribution to the Company's success and are not based on predetermined measures of corporate performance or achievement of specified corporate objectives. No person serving as an executive officer in 2000 received a discretionary bonus for 2000.

     (iii) Long-term Incentives. These are provided through initial stock option grants at date of hire and periodic additional stock option grants. Executives realize gains only if the stock price increases over the exercise price of their options, and they exercise their options. Stock options generally vest over a four-year period and the Committee believes they are instrumental in focusing executives on sustaining strong financial performance over a number of years. The initial option grant is designed to be competitive with those of comparable technology companies for the executive's job level, and to motivate the executive to make the kinds of decisions and implement strategies and programs that will contribute to an increase in the Company's stock price over time. Periodic additional stock options within a competitive range for the job are granted to reflect the executive's ongoing contributions to the Company's success, to create an incentive to remain with the Company, and to provide a long-term incentive to achieve or exceed the Company's financial goals. In determining the amount of periodic additional grants, if any, for an individual, the Committee considers such factors as (A) options previously granted, (B) options outstanding, (C) the vesting schedule of the outstanding options, (D) the aggregate amount of outstanding options and new awards, and (E) the relative quantities of options offered by other companies for comparable positions. Special additional stock options are granted or approved from time to time to executive officers in connection with promotions, changes in responsibilities or other factors. For example, in 2000, the Board of Directors approved a one-time grant of stock options of Financial Fusion, Inc. (FFI), a wholly-owned subsidiary, to the Company's executive officers and certain other Company employees who are expected to assist FFI in achieving its technology and revenue plans. The FFI options were approved by the FFI board and granted as of March 1, 2000.

(c)  Other compensation considerations.

     Because the Company believes that its benefits programs in general should be similar for all employees, perquisites are not ordinarily used to compensate executives. Pursuant to his employment agreement, the Company agreed to provide Mr. Chen with benefits comparable to the benefits he received from his prior employer. Accordingly, during 2000, Mr. Chen received an automobile allowance, additional Company contributions to his 401(k) account, reimbursement of certain supplemental insurance and health benefits, and reimbursement for tax return preparation fees.

     2000 Compensation for the Chief Executive Officer. In February 2000, the Compensation Committee established the base salary and target total compensation for Mr. Chen at a level approximately equal to the average base salary and average total compensation for the chief executive officers of comparable technology companies. The total compensation of the Chief Executive Officer is designed to compensate him at market levels when operating income targets are met, and above market levels when operating income targets are exceeded. The full Board of Directors approved the Compensation Committee's recommendation with respect to Mr. Chen's 2000 total base salary plus target incentive. The incentive portion of Mr. Chen's compensation comprised 50% of the total. Up to 50% of this portion was dependent on the achievement of corporate operating profit margin objectives, and up to 50% was dependent on achievement of prescribed revenue objectives. No amounts would be paid unless the Company achieved certain minimum revenue and pretax profit levels. In 2000, the corporate objectives were achieved, and accordingly, Mr. Chen received a bonus for the year.

     The Compensation Committee held four meetings in 2000. At several of the meetings, the Chief Executive Officer made recommendations to the Compensation Committee with respect to compensation for other executive officers and with respect to the structure and terms of the executive incentive programs. However, the Chief Executive Officer did not participate in the portions of the meetings during which his specific compensation and awards were deliberated.

     Compensation Limitations. Under Section 162(m) of the Internal Revenue Code, adopted in August 1993, and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to certain executive officers in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The Company believes that its 1996 Stock Plan qualifies for the exclusions. The Company does not currently anticipate taking actions necessary to qualify the Company's executive annual cash bonus plans for the exclusions.

Report Submitted by:

Richard C. Alberding (Chairman)
L. William Krause
Linda K. Yates

                               PERFORMANCE GRAPH

This graph and table compare the cumulative total return on a $100 investment in our Common Stock with the cumulative total return on a $100 investment (assuming reinvestment of all dividends) in the Standard & Poor's 500 Stock Index, and the JP Morgan H&Q Technology Index.

                                      12/31/95     12/31/96     12/31/97      12/31/98      12/31/99     12/31/00
                                      --------     --------     --------      --------      --------     --------
 Sybase, Inc.                           $100           $46           $37           $21          $47           $55
 S&P 500(R)                             $100          $123          $164          $211         $255          $232
 JP Morgan H&Q Technology Index         $100          $124          $145          $225         $502          $324


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

This table shows how Sybase shares were beneficially owned as of March 7, 2001 by (1) each current director and nominee, (2) each person named in the "Summary Compensation Table" below, (3) all current directors and executive officers as a group, and (4) entities holding more than 5% of Sybase's issued and outstanding shares on that date. On March 7, 2000, 86,153,767 shares were issued and outstanding.

                                                                                   Shares             Approximate
                                                                                Beneficially            Percent
                                                                                   Owned               of Class
                                                                                   (1)(5)              Owned (%)
                                                                             -------------------   ------------------
Entities affiliated with FMR Corp. (2)                                            8,694,840             10.09
82 Devonshire Street
Boston, MA 02109

Entities affiliated with OppenheimerFunds, Inc. (3)                              14,948,400             17.35
Two World Trade Center, 34th Fl.
New York, NY 10048-0203

Entities affiliated with Purnendu Chatterjee (4)                                  5,505,500              6.39
888 Seventh Avenue
New York, NY 10106

John S. Chen                                                                        731,719 (6)            *

Raj Nathan                                                                           91,299 (6)            *

Pamela J. George                                                                     85,150 (6)            *

Nita C. White-Ivy                                                                    33,215 (6)            *

Pieter A. Van der Vorst                                                              34,671 (6)            *

Richard C. Alberding                                                                 76,500                *

Cecilia Claudio                                                                       9,500                *

L. William Krause                                                                    51,500                *

Alan B. Salisbury                                                                    97,500                *

Robert P. Wayman                                                                     65,750                *

Linda K. Yates                                                                        6,416                *

Richard N. LaBarbera (7)                                                                 20                *

All current executive officers and directors as a group (16 persons)              1,500,614              1.71
--------------

* Less than one percent.

(1) Unless otherwise noted, each named stockholder has sole voting and investment power with respect to all beneficially owned securities, subject to applicable community property laws and to the information contained in the footnotes to the table.

(2) Based on a Schedule 13G filed February 14, 2001, FMR Corp., a parent holding company, and its affiliates are the deemed beneficial owners of 8,694,840 shares, which are held as shown in the table below. FMR Corp. has sole voting power with respect to 2,859,430 shares. Edward C. Johnson 3d and Abigail Johnson each have sole dispositive power over all 8,694,840 shares.

     Fidelity Management & Research Company                     5,800,410
     Fidelity Management Trust                                  2,473,630
     Fidelity International Limited                               420,800

      In May 2000, the Company entered into separate Trust Agreements with Fidelity Management Trust Company to administer its 401(k) plan and Executive Deferred Compensation Plan, respectively. Under the agreements, employees participating in the Company's plans are allowed to diversify funds in their accounts among several investment vehicles, including Fidelity and non-Fidelity affiliated mutual funds. The Company and Fidelity Management Trust Company have standard fee arrangements to cover plan administration costs.

(3) Based on a Schedule 13G/A (Amendment No. 3) filed February 14, 2001, OppenheimerFunds, Inc., an investment adviser registered under the Investment Company Act of 1940, has no voting power and shared dispositive power as to 14,948,400 shares, and disclaims beneficial ownership of such shares under Rule 13d-4 of the Securities Exchange Act. Oppenheimer Global Growth and Income Fund has sole voting power and shared dispositive power with respect to 7,000,000 shares, and disclaims beneficial ownership of such shares.

(4) Based on a Schedule 13G/A (Amendment No. 4) filed February 14, 2001, Dr. Chatterjee has sole voting and dispositive power as to all 5,505,500 shares, which are beneficially owned by the following entities affiliated with Dr. Chatterjee.

      TOTAL SHARES    BENEFICIAL OWNERS
     ---------------  ------------------------------------------------------------------------------------
        5,505,500     -  Winston Partners,  L.P. (as to 1,036,075  shares;  general partner is Chatterjee
                         Fund Management, L.P.)
                      -  Chatterjee Fund Management, L.P.  (Dr. Chatterjee is sole general partner)
                      -  Winston  Partners  II  LDC  (as  to  1,317,825  shares;  managed  by  Chatterjee
                         Management Company and Chatterjee Advisors LLC)
                      -  Winston Partners II LLC (as to 1,221,837 shares;
                         managed by Chatterjee Management Company and Chatterjee Advisors LLC)
                      -  Furzedown Trading Limited (as to 1,929,763 shares; managed by Dr. Chatterjee)
                      -  Chatterjee Management Company (managed and controlled by Dr. Chatterjee)
                      -  Chatterjee Advisors LLC (managed and controlled by Dr. Chatterjee)


     In November 2000, the Company entered into a Consulting Services and Software Development Agreement with TCG Software Services, Inc., a Delaware corporation (formerly known as BizTek Consulting Company) in which Dr. Chatterjee has a material financial interest. Under the agreement, TCG provides certain consulting, product development, testing, support and maintenance services to the Company in both offshore and domestic venues. The agreement has a term of 3 years, and is cancelable by either party on six (6) months notice. During 2000, the Company paid TCG approximately $1,554,859 in fees and expenses.

(5) Inclusive of the following shares, which are subject to options exercisable within 60 days of March 7, 2001:

     Mr. Alberding                                                 75,500
     Mr. Chen                                                     715,211
     Ms. Claudio                                                    8,500
     Ms. George                                                    82,812
     Mr. Krause                                                    50,500
     Mr. LaBarbera                                                      0
     Dr. Nathan                                                    82,697
     Mr. Salisbury                                                 96,500
     Mr. Van der Vorst                                             26,060
     Mr. Wayman                                                    64,750
     Ms. White-Ivy                                                 32,749
     Ms. Yates                                                      6,416
     All current executive officers and directors as a group    1,448,158

(6) During 2000, these individuals also received options to purchase shares of common stock of Financial Fusion, Inc., a wholly-owned subsidiary of the Company (FFI) that is not publicly traded. Except for the following options, which are exercisable within 60 days of March 7, 2001, none of the individuals beneficially owns any shares of FFI:

                                                   Shares      Approximate
                                                 Subject to       % of
                                                  Options         Class
                                                 ----------    -----------
     Mr. Chen                                      312,083          *
     Mr. Van der Vorst                              29,166          *
     Ms. George                                      2,916          *
     Dr. Nathan                                      7,294          *
     Ms. White-Ivy                                   2,916          *
     All current executive officers and            366,039          *
     directors as a group

     * less than 1%

(7) Mr. LaBarbera ceased to be an employee and executive officer of the Company as of November 10, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS AND CERTAIN TRANSACTIONS

JOHN S. CHEN. In July 1997, the Company entered into an employment agreement with Mr. Chen pursuant to which he became President and Chief Operating Officer and a director. The agreement provided for an initial annual base salary of $500,000, target incentive compensation equal to 50% of base salary, an initial grant of stock options to purchase 500,000 shares and employee benefits comparable to those he received from his prior employer. If his employment terminates without cause after April 1, 1999, Mr. Chen's agreement provides for a severance payment equal to 100% of base pay, continuation of employee benefits for a period of one year, and certain other benefits.

ERIC L. MILES. In December 1997, Mr. Miles joined Sybase as Senior Vice President, Product Operations. Mr. Miles' prior employer had extended to him a loan of $100,000 that became due in connection with his leaving that company to join Sybase. In connection with his commencement of employment, the Company made an unsecured loan to Mr. Miles in January 1998 of $100,000 bearing interest at a rate of 7% per annum, and having terms comparable to those of the loan previously extended by his prior employer. The maximum amount of indebtedness outstanding under this loan in 2000 was $65,750.. As long as Mr. Miles remains an employee of Sybase, $25,000 of the indebtedness will be forgiven on each anniversary of the loan. As of March 31, 2001, $41,188 in total indebtedness was outstanding under the loan. The loan becomes immediately due and payable in the event Mr. Miles' employment is terminated for any reason.

RICHARD N. LABARBERA. In December 1997, Mr. LaBarbera joined Sybase as Senior Vice President, Customer Service and Support. Mr. LaBarbera's prior employer had extended to him a loan of $200,000 that became due in connection with his leaving that company to join Sybase. In connection with his commencement of employment, the Company made an unsecured loan of $200,000 to Mr. LaBarbera in December 1997 bearing interest at a rate of 6% per annum, due March 1, 2001, and having terms comparable to those of the loan previously extended by his prior employer. The maximum amount of indebtedness outstanding under this loan in 2000 was $234,000. Mr. LaBarbera voluntarily terminated his employment with the Company in November 2000, and paid the entire outstanding loan balance of $236,986 as of January 15, 2001.

EXECUTIVE CHANGE OF CONTROL AGREEMENTS. The Company has entered into statements of employment terms with the Company's current Chief Executive Officer, Chief Financial Officer and General Counsel providing for severance payments equal to two times annual base salary and up to one year's target incentive compensation, and acceleration of exercisability of 100% of each such officer's then unvested options in the event of a change of control of the Company. The Company has similar statements of employment terms with each of its other current executive officers that provide for similar benefits, but only if the officer's employment is terminated upon or following a change of control.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit
-------
 23.2       Consent of Independent Auditors

Except as noted herein, Sybase, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 remains as originally filed with the Securities and Exchange Commission on April 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    SYBASE, INC.


                                    By:    /s/ JOHN S. CHEN
                                        -------------------------------
April 2, 2001                       John S. Chen
                                    Chairman of the Board, President
                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K/A has been signed by Teresa D. Chuh, attorney-in-fact of each of the following individuals, in the capacities and on the dates indicated:

Signature                                          Title                                     Date
/s/ JOHN S. CHEN                            Chairman of the Board,                      April 2, 2001
----------------------------------------    Chief Executive Officer and
(John S. Chen)                              President (Principal Executive Officer)
                                            and Director


/s/ PIETER A. VAN DER VORST                 Vice President and                          April 2, 2001
----------------------------------------    Chief Financial Officer (Principal
(Pieter A. Van der Vorst)                   Financial Officer)


/s/ MARTIN J. HEALY                         Vice President and Corporate                April 2, 2001
----------------------------------------    Controller  (Principal Accounting
(Martin J. Healy)                           Officer)


/s/ RICHARD C. ALBERDING                    Director                                    April 2, 2001
----------------------------------------
(Richard C. Alberding)

/s/ CECILIA CLAUDIO                         Director                                    April 2, 2001
----------------------------------------
(Cecilia Claudio)

/s/ L. WILLIAM KRAUSE                       Director                                    April 2, 2001
----------------------------------------
(L. William Krause)

/s/ ALAN B. SALISBURY                       Director                                    April 2, 2001
----------------------------------------
(Alan B. Salisbury)

/s/ ROBERT P. WAYMAN                        Director                                    April 2, 2001
----------------------------------------
(Robert P. Wayman)

/s/ LINDA K. YATES                          Director                                    April 2, 2001
-------------------------------
(Linda K. Yates)

                                       16