Form 10-Q
period 2001-03-31
SYBASE INC
filed 2001-05-15
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On April 30, 2001, 102,017,420 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


                                      INDEX


                                                                                   Page
                                                                                   ----
Forward-Looking Statements                                                          3

Part I:     Financial Information

    Item 1: Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and      4
    December 31, 2000

    Condensed Consolidated Statements of Operations for the three                   5
    months ended March 31, 2001 and 2000 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the three months            6
    ended March 31, 2001 and 2000 (Unaudited)

    Notes to Condensed Consolidated Financial Statements (Unaudited)                7

    Item 2: Management's Discussion and Analysis of Financial Condition            14
    and Results of Operations

    Item 3: Quantitative and Qualitative Disclosures of Market Risk                25

Part II:    Other Information

    Item 1: Legal Proceedings                                                      27

    Item 6: Exhibits and Reports on Form 8-K                                       28

Signatures                                                                         29

Exhibit Index                                                                      30

                           FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (Sybase, or "we" or "us") to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products; risks inherent in completing the acquisition of other companies; the ability to integrate acquired companies into our business; and other risks detailed from time to time in our Securities and Exchange Commission filings.

Expectations, forecasts, and projections that may be contained in this report are by nature forward-looking statements, and future results cannot be guaranteed. The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Sybase and our management, may identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to risks, uncertainties and assumptions. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. We do not intend to update such forward-looking statements.

ITEM 1:  FINANCIAL STATEMENTS


                                  SYBASE, INC.

                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               March 31,      December 31,
(Dollars in thousands, except share and per share data)                          2001             2000
                                                                               ---------      ------------
                                                                              (Unaudited)
Current assets:
       Cash and cash equivalents                                               $ 234,146       $ 235,588
       Short-term cash investments                                                57,748          78,386
                                                                               ---------       ---------
             Total cash, cash equivalents and short-term cash investments        291,894         313,974

       Accounts receivable, net                                                  169,303         213,224
       Deferred income taxes                                                      28,566          28,594
       Other current assets                                                       21,450          18,321
                                                                               ---------       ---------

             Total current assets                                                511,213         574,113

Long-term cash investments                                                        49,796          40,638
Property, equipment and improvements, net                                         57,206          59,296
Deferred income taxes                                                             19,020          19,020
Capitalized software, net                                                         35,216          33,794
Goodwill and other purchased intangibles, net                                    143,399         147,513
Other assets                                                                      39,238          40,666
                                                                               ---------       ---------

             Total assets                                                      $ 855,088       $ 915,040
                                                                               =========       =========


Current liabilities:
       Accounts payable                                                        $  18,277       $  16,094
       Accrued compensation and related expenses                                  39,412          55,237
       Accrued income taxes                                                       40,736          38,679
       Other accrued liabilities                                                  82,207          99,641
       Deferred revenue                                                          210,739         206,976
                                                                               ---------       ---------

             Total current liabilities                                           391,371         416,627

Other liabilities                                                                  5,781           5,795
Minority interest                                                                  1,873           1,866

Commitments and contingent liabilities

Stockholders' equity:
       Preferred stock, $0.001 par value, 8,000,000
         shares authorized; none issued or outstanding                                --              --
       Common stock, $0.001 par value, 200,000,000
         shares authorized; 90,546,392 shares issued and 86,109,026 outstanding (2000-90,546,392 shares issued and 87,656,460
         outstanding)                                                                 91              91
       Additional paid-in capital                                                582,972         582,972
       Accumulated earnings (deficit)                                                949          (6,940)
       Accumulated other comprehensive loss                                      (31,055)        (22,305)
       Cost of 4,437,366 shares of treasury stock (2000-2,889,932 shares)        (96,894)        (63,066)
                                                                               ---------       ---------

             Total stockholders' equity                                          456,063         490,752
                                                                               ---------       ---------

             Total liabilities and stockholders' equity                        $ 855,088       $ 915,040
                                                                               =========       =========


See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
(In thousands, except per share data)                               2001            2000
                                                                  ---------       ---------
Revenues:
    License fees                                                  $  98,792       $ 110,668
    Services                                                        130,280         116,099
                                                                  ---------       ---------

              Total revenues                                        229,072         226,767

Costs and expenses:
    Cost of license fees                                              8,593          10,827
    Cost of services                                                 61,717          60,785
    Sales and marketing                                              85,149          83,268
    Product development and engineering                              29,468          31,692
    General and administrative                                       17,528          17,519
    Amortization of goodwill and other purchased intangibles          7,173           7,308
    In-process research and development                                  --           8,000
                                                                  ---------       ---------

              Total costs and expenses                              209,628         219,399
                                                                  ---------       ---------


Operating income                                                     19,444           7,368

Interest income                                                       4,503           3,952
Interest expense and other, net                                        (275)            628
Minority interest                                                        (8)             --
                                                                  ---------       ---------

Income before income taxes                                           23,664          11,948

Provision for income taxes                                            8,756           5,257
                                                                  ---------       ---------

               Net income                                         $  14,908       $   6,691
                                                                  =========       =========


Basic net income  per share                                       $    0.17       $    0.08
                                                                  =========       =========

Shares used in computing basic net income per share                  87,350          86,579
                                                                  =========       =========

Diluted net income per share                                      $    0.16       $    0.07
                                                                  =========       =========

Shares used in computing diluted net income per share                90,667          91,553
                                                                  =========       =========


See accompanying notes.

                                  SYBASE, INC.

                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                       -------------------------
(In thousands)                                                            2001            2000
                                                                       ---------       ---------
Cash and cash equivalents, beginning of year                           $ 235,588       $ 250,103

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            14,908           6,691

    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                      23,925          25,077
       Write-off in-process research and development                          --           8,000
       Minority interest in earnings of subsidiaries                           8              --
       Loss on disposal of assets                                            183               5
       Deferred income taxes                                                  29              --
       Changes in assets and liabilities:
           Accounts receivable                                            42,829             825
           Other current assets                                           (3,033)         (4,621)
           Accounts payable                                                2,183           8,142
           Accrued compensation and related expenses                     (15,977)        (16,139)
           Accrued income taxes                                            1,662          (9,879)
           Other accrued liabilities                                     (18,179)          6,778
           Deferred revenues                                               2,746          28,636
           Other                                                             (37)           (819)
                                                                       ---------       ---------
Net cash provided by operating activities                                 51,247          52,696

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale cash investments                     (40,142)        (22,112)
    Maturities of available-for-sale cash investments                     43,885          34,986
    Sales of available-for-sale cash investments                           8,865              --
    Business combinations, net of cash acquired                           (3,354)        (26,907)
    Purchases of property, equipment and improvements                     (4,492)         (7,903)
    Capitalized software development costs                                (5,372)         (3,697)
    Decrease in other assets                                                (295)          8,987
                                                                       ---------       ---------

Net cash used for investing activities                                      (905)        (16,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of treasury stock                          10,680          15,572
    Purchases of treasury stock                                          (51,526)        (25,211)
                                                                       ---------       ---------

Net cash used for financing activities                                   (40,846)         (9,639)

Effect of exchange rate changes on cash                                  (10,938)         (3,523)
                                                                       ---------       ---------

Net increase in cash and cash equivalents                                 (1,442)         22,888

Cash and cash equivalents, end of period                                 234,146         272,991

Cash investments, end of period                                          107,544          89,921
                                                                       ---------       ---------

Total cash, cash equivalents, and cash investments, end of period      $ 341,690       $ 362,912
                                                                       =========       =========

Supplemental disclosures:

    Interest paid                                                      $      24       $      47
                                                                       =========       =========

    Income taxes paid                                                  $   5,012       $  12,749
                                                                       =========       =========


See accompanying notes.

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and our subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state our consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2000 has been prepared from our audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Business Combinations. On February 20, 2001, we agreed to acquire New Era of Networks, Inc. (NEON) in a stock-for-stock transaction valued at an estimated $355.6 million. The total estimated purchase price has been preliminarily determined as follows:

        (In millions)
        Issuance of  14.3 million Sybase shares            $318.0
        NEON stock options assumed                           32.6
        Merger costs, legal and accounting                    5.0
                                                           ------

        Total Purchase Consideration                       $355.6
                                                           ======

NEON is a leading e-Business application integration company. Under the terms of the deal, which is expected to close in the second quarter of 2001 upon attainment of NEON stockholder approval, each share of NEON common stock would be converted into 0.3878 shares of Sybase common stock, and Sybase would use the same conversion ratio to convert all outstanding NEON stock options to Sybase stock options.

The estimated fair value of the common stock to be issued is based on the average closing price of the Sybase common stock on the two days before and after the acquisition was announced on February 20, 2001. The estimated fair value of the NEON options assumed, which will be exchanged for cash and Sybase options, is based on the Black-Scholes model using the following assumptions:

        -  Expected life of .25 to 4.25 years

        -  Expected volatility factor of 70.90%

        -  Risk-free interest rate of 6.18%

        -  Expected dividend rate of 0%

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The estimated excess of the purchase price over the fair value of the net assets acquired is expected to be approximately $290.3 million. This amount is subject to change pending completion of the final analysis of the fair values of the assets acquired and the liabilities assumed. Of the estimated $290.3 million excess, it is anticipated that $47.7 will be allocated to developed technology, $9.0 million will be allocated to assembled workforce, $205.7 million will be allocated to goodwill, $9.4 million will be allocated to stock based compensation, and $18.5 million will be allocated to in-process research and development based upon a valuation prepared by an independent third-party appraiser. If the transaction closes as expected, the amount allocated to in-process research and development will be charged to expense as a non-recurring charge in the second quarter of 2001 since the in-process research and development has not yet reached technological feasibility and has no alternative future uses. The amounts allocated to the assembled workforce, the developed technology and the goodwill will be amortized on a straight-line basis over periods of 6 years, 4 years and 8 years, respectively. The amount allocated to stock based compensation will be amortized over the vesting period of the acquired NEON options which will be approximately 2 years.

On January 20, 2000, we acquired Home Financial Network (HFN), an Internet financial services company specializing in the development of customized e-Finance Web sites. This transaction was accounted for as a purchase.

The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase, NEON and HFN as if the acquisition of NEON had occurred as of the beginning of 2001 and 2000, and the acquisition of HFN had occurred as of the beginning of 2000. The pro forma quarterly financial information gives effect to certain preliminary adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $18.5 million in in-process research and development acquired in the NEON acquisition and $8.0 million in in-process research and development acquired in the HFN transaction. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the three companies constituted a single entity during such periods.

                                               Three              Three
                                               Months             Months
                                               Ended              Ended
(In thousands, except per share data)         3/31/01            3/31/00
                                             ---------          ---------
Revenue                                      $ 272,307          $ 268,859

Net income (loss)                               (5,083)               992

Basic net income (loss) per share                (0.05)              0.01

Diluted net income (loss) per share (a)          (0.05)(a)           0.01

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On February 1, 2001, we acquired Sybase A/S, a privately owned distributor of Sybase products in Denmark, for approximately $3.5 million in cash. The acquisition was accounted for using the purchase method of accounting and a significant portion of the purchase price was allocated to intangible assets. The results of operations of the Denmark entity have not been material in relation to those of our company and are included in the consolidated results of operations for periods subsequent to the acquisition date.

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

                                                             Three          Three
                                                             Months         Months
                                                             Ended          Ended
(In thousands, except per share data)                       3/31/01        3/31/00
                                                           ---------      ---------
Net income                                                 $  14,908      $   6,691
                                                           =========      =========

Shares used in computing basic net income per share           87,350         86,579

Effect of dilutive securities -- stock options                 3,317          4,974
                                                           ---------      ---------

Shares used in computing diluted net income per share         90,667         91,553
                                                           =========      =========

Basic net income per share                                 $    0.17      $    0.08
                                                           =========      =========

Diluted net income per share                               $    0.16      $    0.07
                                                           =========      =========

4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

                                                 Three           Three
                                                 Months          Months
                                                 Ended           Ended
(In thousands)                                  3/31/01         3/31/00
                                               ---------       ---------
Net income                                     $  14,908       $   6,691

Foreign currency translations adjustments         (9,483)         (3,739)

Unrealized gains on marketable securities            733              --
                                               ---------       ---------

Comprehensive income                           $   6,158       $   2,952
                                               =========       =========

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information. We are organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including e-Business infrastructures that allow companies to support e-portals and integrate external data, events and applications into the portals. iAnywhere Solutions, Inc. (iAS), formerly the Mobile and Embedded Computing Division (MEC), is a wholly owned subsidiary which together with iAS foreign divisions, provides solutions that deliver enterprise information and applications to any location where business transactions occur, including remote, mobile and hand-held platforms. The Internet Applications Division (IAD) delivers a combination of technologies used in the development and deployment of complex Internet-enabled applications. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Our wholly owned subsidiary, Financial Fusion, Inc. (FFI), formerly HFN, delivers turnkey Internet banking solutions to financial institutions. (See
Note 2 -- Business Combinations).

We report our ESD, IAD and BID divisions, iAS and FFI as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Our Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments. Our CODM does not view segment results below operating profit (loss), and therefore, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. We do not account for, or report to the CODM, our assets or capital expenditures by segment.

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the three months ended March 31, 2001 is presented below:

                                                                                                                    Consolidated
(In thousands)                         ESD          IAD          iAS         BID            FFI       Elimination      Total
                                    ---------    ---------    ---------    ---------     ---------    -----------   ------------
Revenues:
  License fees                      $  75,455    $  10,905    $   9,937    $     198     $   2,297            --     $  98,792
  Services                            125,911          138          535          466         3,230            --       130,280
                                    ---------    ---------    ---------    ---------     ---------     ---------     ---------

Direct revenues from external
customers                             201,366       11,043       10,472          664         5,527            --       229,072
Intersegment revenues                     324        5,453       10,210        3,277           566       (19,830)           --
                                    ---------    ---------    ---------    ---------     ---------     ---------     ---------

Total revenues                        201,690       16,496       20,682        3,941         6,093       (19,830)      229,072

Total allocated costs and
expenses before amortization of
goodwill and other purchased
intangibles, write-off of
in-process research and
development and amortization of
purchased technology                  169,087       14,784       15,580        8,685        17,101       (19,830)      205,407
                                    ---------    ---------    ---------    ---------     ---------     ---------     ---------

Operating income (loss) before
amortization of goodwill and
other purchased intangibles,
write-off of in-process research
and development and amortization
of purchased technology                32,603        1,712        5,102       (4,744)      (11,008)           --        23,665

Amortization of goodwill and
other purchased intangibles             1,326           --           10        1,090         4,747            --         7,173

Amortization of purchased
technology                                393           --           --           --           750            --         1,143
                                    ---------    ---------    ---------    ---------     ---------     ---------     ---------

Operating income (loss) before
unallocated costs                      30,884        1,712        5,092       (5,834)      (16,505)           --        15,349

Unallocated expense                                                                                                     (4,095)
                                                                                                                     ---------

Operating income                                                                                                        19,444

Interest income, interest
expense and other, net                                                                                                   4,228
Minority interest                                                                                                           (8)
                                                                                                                     ---------

Income before income taxes                                                                                           $  23,664

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the three months ended March 31, 2000 is presented below:

                                                                                                             Consolidated
(In thousands)                         ESD        IAD          iAS        BID          FFI      Elimination      Total
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

Total allocated costs and
expenses before amortization of
goodwill and other purchased
intangibles, write-off of
in-process research and
development and amortization of
purchased technology                 173,163      18,900      14,175       8,822        9,873      (22,031)     202,902
                                    --------    --------    --------    --------     --------     --------     --------

Operating income (loss) before
amortization of goodwill and
other purchased intangibles,
write-off of in-process research
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

6. LITIGATION. The Company is a party to various legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on the consolidated financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at March 31, 2001.

7. Future Commitments. Beginning in 1998, the Board of Directors authorized our company to repurchase our outstanding common stock in open market transactions from time to time, subject to price and market conditions. Through March 31, 2001, aggregate amounts

                                   SYBASE INC.

                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


authorized under the repurchase program total $250.0 million. Repurchases made under the repurchase program through March 31, 2001 total $204.6 million.

8. Restructuring. In February 1998, we announced and began to implement a restructuring plan (the 1998 Plan) aimed at improving productivity per employee, including reductions in sales and marketing, and product development and engineering expenses. Our goal was to significantly reduce annual operating expenses by realigning resources around our core product initiatives.

As of December 31, 2000, the only remaining obligation related to certain lease payments contractually required of the Company on certain closed facilities. Such amounts were substantially all paid during the three months ended March 31, 2001.

9. Subsequent Events. On April 11, 2001, the initial offering period for NEON shareholders to tender their shares expired. A subsequent offering period commenced on April 12, 2001, and expired on April 26, 2001. As of that date, we acquired approximately 80 percent of all NEON shares. We are currently preparing to complete the acquisition through a "long-form" merger, which will entail a meeting of NEON shareholders to vote on the merger.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)

                                     Three         Three
                                     Months        Months
                                     Ended         Ended        Percent
                                    3/31/01       3/31/00       Change
                                    -------       -------       -------
License fees                        $  98.8       $ 110.7        (11%)
  Percentage of total revenues           43%           49%

Services                            $ 130.3       $ 116.1         12%
  Percentage of total revenues           57%           51%

Total revenues                      $ 229.1       $ 226.8          1%

Total revenues for the three months ended March 31, 2001 increased 1 percent as compared to $226.8 million for the three months ended March 31, 2000.

License fees revenues decreased 11 percent for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in license fees revenues during the quarter is primarily due to a decrease in IAD revenues (primarily EAServer(R) and Powerbuilder(R) products) and IAS revenues (primarily mobile database products). The decrease in license fees revenues was partially offset by an increase in the license fees revenues of BID (primarily data warehouse products) and ESD (primarily enterprise database products).

Services revenues increased 12 percent for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using our software products, and product support and maintenance fees. The increase in services revenue is primarily due to an increase in product support and maintenance fees largely resulting from the growth in license revenue experienced during 2000.

Services revenues as a percentage of total revenues increased to 57 percent for the three months ended March 31, 2001 as compared to 51 percent for the three months ended March 31, 2000.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)

                                       Three         Three
                                       Months        Months
                                       Ended         Ended        Percent
                                      3/31/01       3/31/00       Change
                                      -------       -------       -------
North American                        $ 132.9       $ 134.8         (1%)
  Percentage of total revenues             58%           59%

International
  European                            $  61.9       $  64.3         (4%)
    Percentage of total revenues           27%           28%

  Intercontinental                    $  34.3       $  27.7         24%
    Percentage of total revenues           15%           12%

Total International                   $  96.2       $  92.0          5%
    Percentage of total revenues           42%           41%

Total revenues                        $ 229.1       $ 226.8          1%

North American revenues (United States, Canada and Mexico) decreased 1 percent for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. International revenues increased 5 percent for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. European revenues decreased 4 percent for the three months ended March 31, 2001 as compared to revenues for the three months ended March 31, 2000. Intercontinental revenues (Japan, Asia Pacific and South America) increased 24 percent for the three months ended March 31, 2001, compared to the three month period ended March 31, 2000. The decrease in North America revenues was primarily attributable to a decrease in license fees revenues in certain product lines included in the ESD and IAD divisions, partially offset by an increase in services revenues. The decrease in European revenues was primarily related to a decrease in certain product lines included in the IAD division, partially offset by an increase in services revenues. The increase in Intercontinental revenues was primarily attributable to an increase in certain product lines included in the ESD division and an increase in services revenues. International revenues comprised 42 percent of total revenues for the three months ended March 31, 2001, up from 41 percent for the same period for 2000.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three months ended March 31, 2001 and 2000. Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see "Future Operating Results" and "Quantitative and Qualitative Disclosures of Market Risk," Part II, Item 3.

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                            Three         Three
                                            Months        Months
                                            Ended         Ended        Percent
                                           3/31/01       3/31/00       Change
                                           -------       -------       -------
Cost of license fees                       $   8.6       $  10.8         (21%)
  Percentage of license fees revenues            9%           10%

Cost of services                           $  61.7       $  60.8           2%
  Percentage of services revenues               47%           52%

Sales and marketing                        $  85.1       $  83.3           2%
  Percentage of total revenues                  37%           37%

Product development and engineering        $  29.5       $  31.7          (7%)
  Percentage of total revenues                  13%           14%

General and administrative                 $  17.5       $  17.5           0%
  Percentage of total revenues                   8%            8%

Amortization of goodwill and
other purchased intangibles                $   7.2       $   7.3          (2%)
  Percentage of total revenues                   3%            3%

In-process research and development              *       $   8.0           *
  Percentage of total revenues                   *             4%

---------------

* Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs, and third-party royalty costs. These costs were $8.6 million for the three months ended March 31, 2001, down from $10.8 million for the three months ended March 31, 2000. Such costs were 9 percent of license fees revenue for the three months ended March 31, 2001 as compared to 10 percent for the three months ended March 31, 2000. The decrease in the cost of license fees was primarily due to decreases in royalties payable to third parties, and the amortization expense associated with capitalized software. Amortization of capitalized software costs included in cost of license fees was $4.0 million for the three months ended March 31, 2001 as compared to $5.6 million for the three months ended March 31, 2000. The decrease in amortization of capitalized software costs was primarily due to certain IAD products that became fully amortized at the end of 2000.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $61.7 million for the three months ended March 31, 2001 as compared to $60.8 million for the three months ended March 31, 2000. These costs were 47 percent and 52 percent of services revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of services in absolute dollars is primarily due to an increase in the number of support and maintenance personnel needed to support our customer base that was built up due to license revenue growth in the prior year.

Sales and Marketing. Sales and marketing expenses increased 2 percent to $85.1 million for the three months ended March 31, 2001 as compared to $83.3 million for the three months ended March 31, 2000. These costs remained consistent at 37 percent as a percentage of total revenues for the three months ended March 31, 2001 and 2000. The increase in sales and marketing expenses in absolute dollars was primarily due to an increase in marketing personnel and certain advertising programs undertaken during the quarter ended March 31, 2001. The above increases in sales and marketing expense were partially offset by a decrease in sales commissions as a result of lower license fees revenues.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 7 percent to $29.5 million for the three months ended March 31, 2001 as compared to $31.7 million for the three months ended March 31, 2000. These costs as a percentage of total revenues were 13 percent and 14 percent for the three months ended March 31, 2001 and 2000, respectively. The decrease in product development and engineering in absolute dollars and as a percentage of total revenues is primarily due to an increase in capitalized software development costs and a decrease in certain research and development expenses due to a greater percentage of the R&D personnel employed in lower cost jurisdictions.

We capitalized approximately $5.4 million of software development costs for the three months ended March 31, 2001 as compared to $3.7 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, capitalized software costs included costs incurred for the development of the Enterprise Portal(TM) 2.0, Adaptive Server(R) Enterprise 12.5, Adaptive Server IQ 12.4.3, Powerbuilder 8.0, DirectConnect(TM) 12.5, MainframeConnect(TM) 12.5, and Replication Server 12.5.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses remained flat at $17.5 million and represented 8 percent of total revenues for both the three months ended March 31, 2001 and 2000.

Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles were $7.2 million for the three months ended March 31, 2001 as compared to $7.3 million for the three months ended March 31, 2000. These costs represented 3 percent of total revenues for both the three months ended March 31, 2001 and 2000. The slight decrease was primarily due to certain intangibles that became fully amortized since March 31, 2000.

In-process Research and Development. In connection with the acquisition of HFN in the quarter ended March 31, 2000, we allocated $8.0 million of the $167.6 million purchase price to in-process research and development. This in-process research and development was written-off as a one-time expense during the quarter ended March 31, 2000.

OPERATING INCOME
(DOLLARS IN MILLIONS)

                                     Three         Three
                                     Months        Months
                                     Ended         Ended        Percent
                                    3/31/01       3/30/00       Change
                                    -------       -------       -------
Operating income                    $  19.4       $   7.4        164%
  Percentage of total revenues            8%            3%

Operating income was $19.4 million for the three months ended March 31, 2001 compared to operating income of $7.4 million for the three months ended March 31, 2000. The increase in operating income is due primarily to the increase in total revenues and a decrease in operating expenses including $8.0 million associated with the write-off of in-process research and development relating to the acquisition of HFN in the three months ended March 31, 2000.

OTHER INCOME (EXPENSE), NET
(DOLLARS IN MILLIONS)

                                      Three          Three
                                      Months         Months
                                      Ended          Ended       Percent
                                     3/31/01        3/31/00      Change
                                     -------        -------      -------
Interest income                      $   4.5        $   4.0         14%
  Percentage of total revenues             2%             2%

Interest expense and other, net      $  (0.3)       $   0.6          *
  Percentage of total revenues             *              *

Minority interest                    $   0.0              *          *
  Percentage of total revenues             *              *

---------------

*    Not meaningful

Interest income increased 14 percent to $4.5 million for the three months ended March 31, 2001 compared to $4.0 million for the three months ended March 31, 2000. Interest income consists primarily of interest earned on investments. The increase in interest income is primarily due to the increase in the average-invested cash balances during the quarter.

Interest expense and other, net was $(0.3) million for the three months ended March 31, 2001 compared to $0.6 million for the three months ended March 31, 2000. Interest expense and other, net consists primarily of interest expense on capital lease obligations, bank fees and net gains and losses resulting from our foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                 Three        Three
                                 Months       Months
                                 Ended        Ended       Percent
                                3/31/01      3/31/00      Change
                                -------      -------      -------
Provision for income taxes      $   8.8      $   5.3        67%

We recorded income tax provisions of $8.8 million for the three months ended March 31, 2001, as compared to $5.3 million for the three months ended March 31, 2000, an increase of 67 percent. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. The income tax provision was recorded at an effective rate of 37% for the three months ended March 31, 2001, compared to a 44% rate for the three months ended March 31, 2000.

We had net deferred tax assets of $47.6 million at March 31, 2001. The deferred tax assets were net of a valuation allowance of $10.4 million. Realization of our net deferred tax assets depends upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

NET INCOME PER SHARE
(DOLLARS AND SHARES IN MILLIONS)

                                                            Three         Three
                                                            Months        Months
                                                            Ended         Ended        Percent
                                                           3/31/01       3/31/00       Change
                                                           -------       -------       -------
Net income                                                 $  14.9       $   6.7         123%
  Percentage of total revenues                                   7%            3%

Basic net income per share                                 $  0.17       $  0.08         113%

Diluted net income per share                               $  0.16       $  0.07         129%

Shares used in computing basic net income per share           87.4          86.6           1%

Shares used in computing diluted net income per share         90.7          91.6           (1%)

We reported net income of $14.9 million for the three months ended March 31, 2001 as compared to net income of $6.7 million for the three months ended March 31, 2000. The increase in net income is related to an increase in total revenues and a decrease in operating expenses, primarily $8.0 million associated with the write-off of in-process research and development relating to the acquisition of HFN, partially offset by an increase in the provision for income taxes. Basic net income per share was $0.17 for the three months ended March 31, 2001 as compared to $0.08 for the same period in 2000. Diluted net income per share was $0.16 for the three months ended March 31, 2001 as compared to $0.07 for the same period in 2000. Shares used in computing basic net income per share increased 1 percent for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due primarily to the exercise of employee stock options. Shares used in computing diluted net income per share decreased 1 percent for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due primarily to the decrease in diluted options outstanding under the treasury stock method.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                  Three        Three
                                                  Months       Months
                                                  Ended        Ended       Percent
                                                 3/31/01      3/31/00      Change
                                                 -------      -------      -------
Working capital                                  $ 119.8      $ 126.3         (5%)

Cash, cash equivalents and cash investments      $ 341.7      $ 362.9         (6%)

Net cash  provided by operating activities       $  51.2      $  52.7         (3%)

Net cash used for investing activities           $   0.9      $  16.6        (95%)

Net cash used for financing activities           $  40.8      $   9.6        324%

Net cash provided by operating activities decreased 3 percent, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The decrease in net cash provided by operating activities is primarily due to a decrease in operating liabilities and a lower increase in deferred revenue partially offset by collections of accounts receivable and higher net income. Days sales outstanding in accounts receivables was 67 days for the quarter ended March 31, 2001 compared to 73 days for the quarter ended March 31, 2000. Depreciation and amortization charges were relatively stable between the two periods. The three months ended March 31, 2000 included the write off of in-process research and development for HFN which resulted in a non-cash charge of $8.0 in first quarter 2000.

Net cash used for investing activities was $0.9 million for the three months ended March 31, 2001 compared to $16.6 million for the three months ended March 31, 2000. The decrease in cash used for investing activities was primarily due to the absence of significant cash expenditures for business combinations. Business combinations reduced cash by $3.4 million for the three months ended March 31, 2001, compared to $26.9 million, primarily for the acquisition of HFN, for the three months ended March 31, 2000.

Net cash used for financing activities for the three months ended March 31, 2001 was $40.8 million compared to $9.6 million in the same period for 2000. The increase in cash used for financing activities was primarily the result of $51.5 million in cash used to repurchase our common stock during the three months ended March 31, 2001, compared to $25.2 million for the same period in 2000.

During the three months ended March 31, 2001, we repurchased 2.5 million shares of our common stock for $51.5 million pursuant to the Board of Directors' authorization. Our Board of Directors have authorized us to purchase up to a total of $250.0 million in our common stock under a stock repurchase plan.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2001, we had identifiable assets totaling $222.8 million associated with our European operations and $81.6 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets denominated in different currencies. As certain of these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in "Accumulated other comprehensive loss" under "Stockholders' equity" on the balance sheet. We also experience foreign exchange translation exposure from certain balances denominated in the non-functional currency of the originating entity. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see "Qualitative and Quantitative Disclosure of Market Risk," Part II, Item 3).

We had no significant commitments for capital expenditures at March 31, 2001. We believe that we have the financial resources needed for the foreseeable future to meet our presently anticipated business requirements, including capital expenditures and strategic operating programs.

FUTURE OPERATING RESULTS

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report.

Stock Price Volatility

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general is highly volatile, and the trading price of the Company's Common Stock has fluctuated widely in recent years. The stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, and other events. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high-technology companies, but which often have been unrelated to the operating performance of these companies.


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

Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded 50% to 70% of our quarterly revenues in the last month of each quarter, particularly during the final two weeks of that month. Our customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders from a customer at the very end of a quarter could materially and adversely impact our results of operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period, as occurred in the first quarter of 1998.

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

Divisional Sales Model

In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc., a wholly-owned subsidiary) increased our focus on the financial services market. In May 2000, we announced the launch of iAnywhere Solutions, Inc., a wholly-owned subsidiary formed to continue the business of the MEC division in mobile and wireless e-Business products and services. On February 20, 2001, we entered into an agreement to acquire New Era of Networks, Inc. (NEON), a developer of enterprise application integration software. Our tender offer for NEON stock, which concluded on April 26, 2001, resulted in our acquisition of approximately 80% of NEON's outstanding stock. We expect our acquisition of all of the remaining NEON stock to occur in the second quarter of 2001. At that time, we plan to create a new e-Business division that will focus on incorporating NEON's technology with Sybase's Enterprise Portal platform, and certain other products and services. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

International Operations

We derive a substantial portion of our revenues from our international operations. In the first quarter of 2001, these revenues represented 42% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "MD&A -- Financial Risk Management -- Foreign Exchange Risk" above, incorporated here by reference.

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

In recent years, we have experienced a number of changes in our Board of Directors and in our executive management team. For example, in April 2000, Linda K. Yates became a member of our Board. In November 1999, Cecilia Claudio also joined the Board. During 1999, Leo T. Hindery, Jeffrey T. Webber and Robert
S. Epstein resigned from the Board. John Chen became the Company's Chairman of the Board, Chief Executive Officer and President in 1998. In early 1999, Pieter Van der Vorst became the Company's Chief Financial Officer, Pamela George was named Vice President, Corporate Marketing, and Daniel Carl became Vice President and General Counsel. In August 2000 Marty Beard was named Vice President, Corporate Development, and in November 2000, Richard N. LaBarbera resigned as Senior Vice President and General Manager of ESD. In connection with the formation of FFI and iAS, certain of Sybase officers and employees became officers and employees of these subsidiaries. Additionally, each of FFI and iAS has its own board of directors and senior management team. The integration of NEON into Sybase is likely to entail further changes to the management team. These and other changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Additionally, further changes in Board members could affect the Company's current strategic business plans.

Acquisitions and Strategic Relationships

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and will likely continue to do so in the future. On February 20, 2001, we entered into an agreement to acquire NEON, a developer of enterprise application integration software. Also in February 2001, we acquired our distributor in Denmark for approximately $3.5 million in cash. In September 2000, we acquired certain of the assets of our distributor in Mexico, and in July 2000, we invested $2.0 million for a majority interest in an entity established with a subsidiary of Hong Kong Telecom. In January 2000, we acquired Home Financial Network, an Internet financial services company specializing in the development of customized e-finance Web sites, which became FFI. In 1999, we acquired Data Warehouse Network, a provider of industry-specific business intelligence applications. For a further discussion of our recent and pending acquisitions, see Notes 2 and 10 to the Condensed Consolidated Financial Statements, incorporated here by reference.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about our risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under "Future Operating Results," Part II,
Item 2.

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2001 was immaterial to our consolidated financial statements.

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


We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders' equity, net of tax. Unrealized gains and losses at March 31, 2001 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2000.

PART II:     OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 6 to Condensed Consolidated Financial Statements, Part I, Item 1.

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

             2.1 Agreement and Plan of Merger dated as of February 20, 2001, among Sybase, NEON and Neel Acquisition Corp. (incorporated herein by reference to Exhibit 2(a) to the Registrant's Registration Statement on Form S-4 filed March 15, 2001)

             4.3 Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated as of January 29, 2001, between Registrant and American Stock Transfer and Trust Company

             (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2001                      SYBASE, INC.


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

                          EXHIBIT INDEX TO SYBASE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


Exhibit Number      Description
--------------      -----------
2.1                 Agreement and Plan of Merger dated as of February 20, 2001, among Sybase, NEON and Neel Acquisition Corp. (incorporated herein by reference to Exhibit 2(a) to the Registrant's
                    Registration Statement on Form S-4 filed March 15, 2001)

4.3                 Agreement of Substitution and Amendment of Preferred Shares
                    Rights Agreement dated as of January 29, 2001, between
                    Registrant and American Stock Transfer and Trust Company