Form 10-K/A
period 2000-12-31
SYBASE INC
filed 2001-06-19
CIK 768262

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

            For the transition period from ___________to____________

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

                     AMENDMENT TO ANNUAL REPORT ON FORM 10-K
                              FOR FISCAL YEAR 2000


Note: This amendment is filed to correctly set forth in full the index of exhibits filed with the Annual Report on Form 10-K for Sybase, Inc. (the Registrant) or incorporated therein by reference, and to include as an additional exhibit the Registrant's 401(k) Plan as amended.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The table of exhibits filed as part of, or incorporated by reference into, the Report on Form 10-K is amended to read as follows:


          Exhibit
          No.                                 Description
          -------                             -----------
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

          10.1(6)     1988 Stock Option Plan and Forms of Incentive Stock Option
                      Agreements and Nonstatutory Stock Option Agreements, as amended

          10.2(12)    1991 Employee Stock Purchase Plan and 1991 Foreign
                      Subsidiary Employee Stock Purchase Plan, as amended

          10.3(9)     Sybase Key Management Incentive Program

          10.4        Sybase, Inc. 401(k) Plan, as amended

          10.5(9)     1992 Director Stock Option Plan, as amended

          10.6(9)     Executive Deferred Compensation Plan, as amended

          10.7(12)    1996 Stock Plan, as amended, and form of Stock Option
                      Agreement

          10.8(1)     Standard Office Lease dated April 17, 1989 between
                      Registrant and P.O. Partners

          10.10(9)    Form of Indemnification Agreement

          10.11(3)    Lease dated October 1, 1992 between JS--Bay Center
                      Associates and the Registrant

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

          10.24(6) Office Lease dated March 17, 1998, Building A - Bay Center between Sybase, Inc. and JS Bay Center Associates

          10.25(6) Office Lease dated March 17, 1998, Building C - Bay Center between Sybase, Inc. and JS Bay Center Associates

          10.26(6)    Promissory Note of Eric Miles in favor of Sybase, Inc.
                      dated as of January 2, 1998

          10.28(11)   1999 Nonstatutory Stock Plan, and form of Stock Option
                      Agreement

          10.29(11)   Severance Agreement and General Release between Sybase,
                      Inc. and Michael S. Gardner dated March 26, 1999

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

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-41810) filed on July 20, 2000.

Except as noted herein, Sybase, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, remains as originally filed with the Securities and Exchange Commission on April 2, 2001, and as amended on April 4, 2001.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf of the undersigned, thereunto duly authorized. SYBASE, INC.

                                       By: /s/ JOHN S. CHEN
                                           -------------------------------------
June 18, 2001                          John S. Chen
                                       Chairman of the Board, President
                                       and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K/A has been signed by Teresa D. Chuh, attorney-in-fact of each of the following individuals, in the capacities and on the dates indicated:

Signature                                 Title                             Date
---------                                 -----                             ----
/s/ JOHN S. CHEN                    Chairman of the Board,              June 18, 2001
-----------------------------       Chief Executive Officer and
(John S. Chen)                      President (Principal Executive
                                    Officer) and Director


/s/ PIETER A. VAN DER VORST         Vice President and                  June 18, 2001
-----------------------------       Chief Financial Officer
(Pieter A. Van der Vorst)           (Principal Financial Officer)


/s/ MARTIN J. HEALY                 Vice President and Corporate        June 18, 2001
-----------------------------       Controller (Principal
(Martin J. Healy)                   Accounting Officer)


/s/ RICHARD C. ALBERDING            Director                            June 18, 2001
-----------------------------
(Richard C. Alberding)


/s/ CECILIA CLAUDIO                 Director                            June 18, 2001
-----------------------------
(Cecilia Claudio)


/s/ L. WILLIAM KRAUSE               Director                            June 18, 2001
-----------------------------
(L. William Krause)


/s/ ALAN B. SALISBURY               Director                            June 18, 2001
-----------------------------
(Alan B. Salisbury)


/s/ ROBERT P. WAYMAN                Director                            June 18, 2001
-----------------------------
(Robert P. Wayman)


/s/ LINDA K. YATES                  Director                            June 18, 2001
-----------------------------
(Linda K. Yates)