Form 10-Q
period 2001-06-30
SYBASE INC
filed 2001-08-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission File number 0-19395


                                  SYBASE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



            Delaware                                  94-2951005
            --------                                  ----------
(State or Other Jurisdiction of
 Incorporation or Organization)          (I.R.S. Employer Identification No.)

                   6475 Christie Avenue, Emeryville, CA 94608
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (510) 922-3500


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On July 31, 2001, 100,224,308 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                  SYBASE, INC.
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001


                                      INDEX


                                                                                  Page
                                                                                  ----
Forward-Looking Statements                                                          3

Part I:      Financial Information

    Item 1:  Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and       4
    December 31, 2000

    Condensed Consolidated Statements of Operations for the three                   5
    months and six months ended June 30, 2001 and 2000 (Unaudited)

    Condensed Consolidated Statements of Cash Flows for the six months              6
    ended June 30, 2001 and 2000 (Unaudited)

    Notes to Condensed Consolidated Financial Statements (Unaudited)                7

    Item 2: Management's Discussion and Analysis of Financial Condition            19
    and Results of Operations

    Item 3: Quantitative and Qualitative Disclosures of Market Risk                36

Part II:     Other Information

    Item 1:  Legal Proceedings                                                     38

    Item 4:  Submission of Matters to a Vote of Security Holders                   38

    Item 6:  Exhibits and Reports on Form 8-K                                      39

Signatures                                                                         40

Exhibit Index

                           FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (Sybase, or "we" or "us") to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; possible disruptive effects of integrating the employees, technologies and operations of businesses we acquire including, but not limited to, New Era of Networks, Inc.; shifts in market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products; risks inherent in completing the acquisition of other companies; the ability to integrate acquired companies into our business; and other risks detailed from time to time in our Securities and Exchange Commission filings.

Expectations, forecasts, and projections contained in this report are by nature forward-looking statements, and future results cannot be guaranteed. The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Sybase and our management, may identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to risks, uncertainties and assumptions. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. We do not intend to update such forward-looking statements.

ITEM 1: FINANCIAL STATEMENTS

                                  SYBASE, INC.
                              --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               June 30,
(Dollars in thousands, except share and per share data)                           2001           December 31,
                                                                               (Unaudited)         2000
                                                                               -----------       -----------
Current assets:
       Cash and cash equivalents                                               $   247,490       $   235,588
       Short-term cash investments                                                  46,893            78,386
                                                                               -----------       -----------
             Total cash, cash equivalents and short-term cash investments          294,383           313,974

       Restricted cash                                                               9,540                 -
       Accounts receivable, net                                                    181,613           213,224
       Deferred income taxes                                                        44,739            28,594
       Other current assets                                                         25,516            18,321
                                                                               -----------       -----------

             Total current assets                                                  555,791           574,113

Long-term cash investments                                                          57,078            40,638
Restricted long-term cash investments                                                7,000                 -
Property, equipment and improvements, net                                           70,535            59,296
Deferred income taxes                                                               19,021            19,020
Capitalized software, net                                                           40,427            33,794
Goodwill and other purchased intangibles, net                                      433,583           147,513
Other assets                                                                        42,518            40,666
                                                                               -----------       -----------

             Total assets                                                      $ 1,225,953       $   915,040
                                                                               ===========       ===========


Current liabilities:
       Accounts payable                                                        $    16,880       $    16,094
       Accrued compensation and related expenses                                    41,932            55,237
       Accrued income taxes                                                         44,533            38,679
       Other accrued liabilities                                                   162,438            99,641
       Deferred revenue                                                            204,339           206,976
                                                                               -----------       -----------

             Total current liabilities                                             470,122           416,627

Deferred income taxes                                                               22,163                 -
Other liabilities                                                                    5,719             5,795
Minority interest                                                                        -             1,866
                                                                               -----------       -----------

Commitments and contingent liabilities

Stockholders' equity:
       Preferred stock, $0.001 par value, 8,000,000
         shares authorized; none issued or outstanding                                   -                 -
       Common stock, $0.001 par value, 200,000,000
         shares authorized; 105,098,730 shares issued and
         99,953,731 outstanding (2000-90,546,392 shares issued and
         87,656,460 outstanding)                                                       105                91
       Additional paid-in capital                                                  924,412           582,972
       Accumulated deficit                                                         (51,261)           (6,940)
       Accumulated other comprehensive loss                                        (35,335)          (22,305)
       Cost of 5,144,999 shares of treasury stock
       (2000-2,889,932 shares)                                                    (103,824)          (63,066)

       Unearned compensation                                                        (6,148)                -
                                                                               -----------       -----------

             Total stockholders' equity                                            727,949           490,752
                                                                               -----------       -----------

             Total liabilities and stockholders' equity                        $ 1,225,953       $   915,040
                                                                               ===========       ===========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                           June 30                         June 30
                                                  -------------------------       -------------------------
(In thousands, except per share data)               2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------
Revenues:
         License fees                             $  94,741       $ 110,872       $ 193,533       $ 221,541
         Services                                   139,660         123,179         269,940         239,279
                                                  ---------       ---------       ---------       ---------

                   Total revenues                   234,401         234,051         463,473         460,820

Costs and expenses:
         Cost of license fees                        11,489          10,697          20,081          21,524
         Cost of services                            62,603          61,329         124,321         122,114
         Sales and marketing                         83,545          83,915         168,693         167,183
         Product development and engineering         33,645          31,467          63,113          63,159
         General and administrative                  19,072          17,763          36,601          35,282
         Amortization of goodwill and other
         purchased intangibles                       15,972           9,163          23,145          16,471
         In-process research and development         18,500               -          18,500           8,000
         Stock compensation expense                     333               -             333               -
         Cost of restructuring                       25,162               -          25,162               -
                                                  ---------       ---------       ---------       ---------

                   Total costs and expenses         270,321         214,334         479,949         433,733
                                                  ---------       ---------       ---------       ---------


Operating income (loss)                             (35,920)         19,717         (16,476)         27,087

Interest income                                       4,666           4,378           9,170           8,330
Interest expense and other, net                          20            (150)           (256)            478
Minority interest                                         6               -              (2)              -
                                                  ---------       ---------       ---------       ---------

Income (Loss) before income taxes                   (31,228)         23,945          (7,564)         35,895

Provision for income taxes                            8,244          10,536          17,000          15,794
                                                  ---------       ---------       ---------       ---------

                    Net income (loss)             $ (39,472)      $  13,409       $ (24,564)      $  20,101
                                                  =========       =========       =========       =========


Basic net income (loss) per share                 $   (0.42)      $    0.15       $   (0.27)      $    0.23
                                                  =========       =========       =========       =========

Shares used in computing basic net income
(loss) per share                                     93,379          89,249          90,364          87,914
                                                  =========       =========       =========       =========

Diluted net income (loss) per share               $   (0.42)      $    0.14       $   (0.27)      $    0.22
                                                  =========       =========       =========       =========

Shares used in computing diluted net income
(loss) per share                                     93,379          93,608          90,364          92,597
                                                  =========       =========       =========       =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                               June 30,
                                                                       -------------------------
(In thousands)                                                            2001            2000
                                                                       ---------       ---------
Cash and cash equivalents, beginning of year                           $ 235,588       $ 250,103

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    (24,564)         20,101

    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                      61,811          51,604
       Write-off in-process research and development                      18,500           8,000
       Write-off of assets in restructuring                                  446               -
       Minority interest in earnings of subsidiaries                           2               -
       Gain on disposal of assets                                            (28)            (50)
       Deferred income taxes                                              (1,206)            (11)
       Amortization of deferred stock-based compensation                     333               -

       Changes in assets and liabilities:
           Accounts receivable                                            62,044         (12,518)
           Other current assets                                               60          (5,140)
           Accounts payable                                               (5,864)          3,950
           Accrued compensation and related expenses                     (22,392)         (8,119)
           Accrued income taxes                                            5,370          (4,717)
           Other accrued liabilities                                     (20,460)         (3,673)
           Deferred revenues                                             (17,880)         10,577
           Other                                                             (54)             37
                                                                       ---------       ---------

Net cash provided by operating activities                                 56,118          60,041

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in restricted cash                                           (9,527)              -
    Purchases of available-for-sale cash investments                     (48,630)        (81,884)
    Maturities of available-for-sale cash investments                     56,011          53,673
    Sales of available-for-sale cash investments                          32,778           5,017
    Business combinations, net of cash acquired                           25,377         (30,339)
    Purchases of property, equipment and improvements                    (11,485)        (11,412)
    Proceeds from sale of fixed assets                                        27               -
    Capitalized software development costs                               (12,926)         (8,572)
    Decrease in other assets                                                 (20)         10,960
                                                                       ---------       ---------

Net cash provided by (used for) investing activities                      31,605         (62,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Minority interest                                                     (1,868)              -
    Proceeds from the issuance of common stock                             1,838             300
    Proceeds from the issuance of treasury stock                          13,270          18,285
    Purchases of treasury stock                                          (73,784)        (47,810)
                                                                       ---------       ---------

Net cash used for financing activities                                   (60,544)        (29,225)

Effect of exchange rate changes on cash                                  (15,277)         (3,784)
                                                                       ---------       ---------

Net increase (decrease) in cash and cash equivalents                      11,902         (35,525)

Cash and cash equivalents, end of period                                 247,490         214,578

Cash investments, end of period                                          103,971         125,989
                                                                       ---------       ---------

Total cash, cash equivalents, and cash investments, end of period      $ 351,461       $ 340,567
                                                                       =========       =========

Supplemental
disclosures:

    Interest paid                                                      $      65       $     307
                                                                       =========       =========

    Income taxes paid                                                  $   8,155       $  17,009
                                                                       =========       =========

See accompanying notes.

                                  SYBASE, INC.
                            ------------------------

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001. Certain previously reported amounts have been reclassified to conform to the current presentation format.

2. Business Combinations. On February 20, 2001, we agreed to acquire New Era of Networks, Inc. (NEN) in a stock-for-stock transaction valued at an estimated $339.3 million. The total purchase price was preliminarily determined as follows:


(In millions)

Issuance of  14.3 million Sybase shares      $318.0
NEN stock options assumed                      16.3
Merger, legal and accounting costs              5.0
                                             ------

Total Purchase Consideration                 $339.3
                                             ======


NEN is a leading e-Business application integration company. Under the terms of the deal, each share of NEN common stock was converted into 0.3878 shares of Sybase common stock, and Sybase used the same conversion ratio to convert all outstanding NEN stock options to Sybase stock options.

The fair value of the common stock issued is based on the average closing price of the Sybase common stock on the two days before and after the acquisition was announced on February 20, 2001. The fair value of the NEN options assumed, which were exchanged for cash and Sybase options, was based on the Black-Scholes model using the following assumptions:

        -       Expected life of .25 to 3.5 years

        -       Expected volatility factor of 70.93%

        -       Risk-free interest rate of 6.18%

        -       Expected dividend rate of 0%

The estimated excess of the purchase price over the fair value of the net assets acquired is expected to be approximately $329.9 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed. Of the estimated $329.9 million excess, $47.7 was allocated to developed technology, $9.0 million was allocated to assembled workforce, $1.2 million was allocated to stock based compensation, $18.5 million was allocated to in-process research and development and an estimated $253.5 million was allocated to goodwill. This allocation was based on a valuation prepared by an independent third-party appraiser. Included in goodwill is $23.2 million that was allocated to goodwill with an offsetting amount allocated to long-term deferred tax liability for the tax effect of the amortization on developed technology and assembled workforce, which is not deductible for tax purposes.

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The amount allocated to in-process research and development was charged to expense as a non-recurring charge in the second quarter of 2001 since the in-process research and development has not yet reached technological feasibility and has no alternative future uses. The amounts allocated to the assembled workforce, the developed technology and the goodwill will be amortized on a straight-line basis over periods of 6 years, 4 years and 6 years, respectively. The amount allocated to stock based compensation will be amortized over the vesting period of the acquired NEN options, which is approximately four years.

On January 20, 2000, we acquired Home Financial Network (HFN), an Internet financial services company specializing in the development of customized e-Finance Web sites. This transaction was accounted for as a purchase.

The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase, NEN and HFN as if the acquisition of NEN had occurred as of the beginning of 2001 and 2000, and the acquisition of HFN had occurred as of the beginning of 2000. The pro forma quarterly financial information gives effect to certain preliminary adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $18.5 million in in-process research and development acquired in the NEN acquisition and $8.0 million in in-process research and development acquired in the HFN transaction. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the three companies constituted a single entity during such periods.


                                                 Six                 Six
                                                Months              Months
                                                Ended                Ended
(In thousands, except per share data)          6/30/01              6/30/00
                                             -----------          -----------
Revenue                                      $   509,734          $   553,830

Net income (loss)                               (112,071)              (7,010)

Basic net income (loss) per share                  (1.12)               (0.07)

Diluted net income (loss) per share (a)            (1.12)(a)            (0.07)(a)


(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

On February 1, 2001, we acquired Sybase A/S, a privately owned distributor of Sybase products in Denmark, for approximately $3.5 million in cash. The acquisition was accounted for using the purchase method of accounting, and a significant portion of the purchase price was allocated to intangible assets. The results of operations of the Denmark entity have not been material in relation to those of our company as a whole and are included in the consolidated results of operations for periods subsequent to the acquisition date.

3. Net income (loss) per share. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options, warrants and restricted stock using the treasury stock method. The following table shows the computation of basic and diluted net income (loss) per share:

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                    Three             Three         Six               Six
                                                    Months            Months        Months            Months
                                                    Ended             Ended         Ended             Ended
(In thousands, except per share data)               6/30/01           6/30/00       6/30/01           6/30/00
                                                   --------          --------      --------          --------
Net income (loss)                                  $(39,472)         $ 13,409      $(24,564)         $ 20,101

Shares used in computing basic net
income (loss) per share                              93,379            89,249        90,364            87,914

Effect of dilutive securities - stock options             -             4,359             -             4,683
                                                   --------          --------      --------          --------

Shares used in computing diluted
net income (loss) per share                          93,379            93,608        90,364            92,597

Basic net income (loss) per share                  $  (0.42)         $   0.15      $  (0.27)         $   0.23
                                                   ========          ========      ========          ========

Diluted net income (loss) per share                $  (0.42)(a)      $   0.14      $  (0.27)(a)      $   0.22
                                                   ========          ========      ========          ========


(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

4. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:


                                                Three          Three          Six            Six
                                                Months         Months         Months         Months
                                                Ended          Ended          Ended          Ended
(In thousands)                                  6/30/01        6/30/00        6/30/01        6/30/00
                                               --------       --------       --------       --------
Net income (loss)                              $(39,472)      $ 13,409       $(24,564)      $ 20,101

Foreign currency translation losses              (4,626)          (763)       (14,109)        (4,502)

Unrealized gains on marketable securities           346              -          1,079              -
                                               --------       --------       --------       --------

Comprehensive income (loss)                    $(43,752)      $ 12,646       $(37,594)      $ 15,599
                                               ========       ========       ========       ========

                                  SYBASE, INC.
                            ------------------------

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

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required by businesses for developing and maintaining operational systems including e-Business infrastructures that allow companies to integrate external data, events and applications. iAnywhere Solutions, Inc.
(iAS), formerly the Mobile and Embedded Computing Division (MEC), is a subsidiary which, together with iAS foreign divisions, provides solutions that deliver enterprise information and applications to any location where business transactions occur, including remote, mobile and hand-held platforms. The e-Business Division (EBD) delivers an end-to-end e-Business platform, and enterprise application integration capabilities outside the firewall and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Our subsidiary, Financial Fusion, Inc. (FFI), formerly HFN, delivers turnkey Internet banking solutions to financial institutions. (See Note 2 -- Business Combinations).

We report our ESD, EBD and BID divisions, iAS and FFI as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

EBD was created in the second quarter of 2001, and incorporates operations of our wholly owned subsidiary, NEN, along with certain products previously in the ESD (primarily the Enterprise Portal) and in the former Internet Application Division (IAD) (primarily EAServer, PowerDesigner(R) and PowerJ(R)). ESD products now includes PowerBuilder(R) previously covered by IAD. IAD is no longer reported as a separate segment. We have restated all earlier periods reported to reflect the segment changes made in the second quarter of 2001.

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

A summary of the segment financial information reported to the CODM for the three months ended June 30, 2001 is presented below:

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                                                                      Consolidated
(In thousands)                                ESD         EBD          iAS         BID         FFI       Elimination      Total
                                           ---------   ---------    ---------   ---------   ---------    -----------  ------------
Revenues:
  License fees                             $  75,253   $   6,160    $   9,841   $   2,040   $   1,447             -     $  94,741
  Services                                   125,063       9,594          843         331       3,829             -       139,660
                                           ---------   ---------    ---------   ---------   ---------     ---------     ---------

Direct revenues from external
  customers                                  200,316      15,754       10,684       2,371       5,276             -       234,401

Intersegment revenues                            146       9,444        9,032       6,414       1,430       (26,466)            -
                                           ---------   ---------    ---------   ---------   ---------     ---------     ---------

Total revenues                               200,462      25,198       19,716       8,785       6,706       (26,466)      234,401

Total allocated costs and
  expenses before
  amortization of goodwill and
  other purchased
  intangibles, write-off of
  in-process research and
  development and amortization of
  purchased technology                       165,483      35,593       14,361      10,413      12,275       (26,466)      211,659
                                           ---------   ---------    ---------   ---------   ---------     ---------     ---------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles, write-
  off of in-process research and
  development and amortization of
  purchased technology                        34,979     (10,395)       5,355      (1,628)     (5,569)            -        22,742

Amortization of goodwill and
  other purchased intangibles                  1,240       9,637           10         338       4,747             -        15,972

Write-off of in-process research
  and development                                  -      18,500            -           -           -             -        18,500

Amortization of purchased technology             131       2,617            -           -         750             -         3,498
                                           ---------   ---------    ---------   ---------   ---------     ---------     ---------

Operating income (loss) before
  unallocated costs                           33,608     (41,149)       5,345      (1,966)    (11,066)            -       (15,228)

Unallocated expense (primarily
  cost of restructuring)                                                                                                    20,692
                                                                                                                        ----------

Operating loss                                                                                                             (35,920)

Interest income, interest
  expense and other, net                                                                                                     4,686

Minority interest                                                                                                               6
                                                                                                                        ----------

Loss before income taxes                                                                                                $ (31,228)
                                                                                                                        ==========

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the segment financial information for the three months ended June 30, 2000 as adjusted from the original presentation for the changes in the segments discussed above is presented below:


                                                                                                                       Consolidated
(In thousands)                          ESD           EBD           iAS           BID            FFI     Elimination       Total
                                      --------     --------      --------      --------       --------   -----------   ------------
Revenues:
  License fees                        $ 88,938     $  6,002      $ 12,285      $    132       $  3,515            -       $110,872
  Services                             119,541          117           347           577          2,597            -        123,179
                                      --------     --------      --------      --------       --------     --------       --------

Direct revenues from external
  customers                            208,479        6,119        12,632           709          6,112            -        234,051

Intersegment revenues                      697        3,675         9,945         4,791            285      (19,393)             -
                                      --------     --------      --------      --------       --------     --------       --------

Total revenues                         209,176        9,794        22,577         5,500          6,397      (19,393)       234,051

Total allocated costs and
  expenses before amortization of
  goodwill and other purchased
  intangibles, write off of
  in-process research and
  development and amortization of
  purchased technology                 170,356       15,953        16,957         7,531         11,307      (19,393)       202,711
                                      --------     --------      --------      --------       --------     --------       --------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles, write
  off of in-process research and
  development and amortization of
  purchased technology                  38,820       (6,159)        5,620        (2,031)        (4,910)           -         31,340

Amortization of goodwill and
  other purchased intangibles            1,867          984            21         1,189          5,102            -          9,163

Amortization of purchased
  technology                               393            -             -             -            750            -          1,143
                                      --------     --------      --------      --------       --------     --------       --------

Operating income (loss) before
  unallocated costs                     36,560       (7,143)        5,599        (3,220)       (10,762)           -         21,034

Unallocated expense                                                                                                          1,317
                                                                                                                          --------

Operating income                                                                                                            19,717

Interest income, interest
  expense and other, net                                                                                                     4,228
                                                                                                                          --------

Income before income taxes                                                                                                $ 23,945
                                                                                                                          ========

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2001 is presented below:


                                                                                                                        Consolidated
(In thousands)                             ESD           EBD           IAS           BID         FFI      Elimination      Total
                                        ---------     ---------     ---------    ---------    ---------   -----------   ------------
Revenues:
  License fees                          $ 157,499     $  10,273     $  19,778    $   2,239    $   3,744            -     $ 193,533
  Services                                250,975         9,732         1,377          797        7,059            -       269,940
                                        ---------     ---------     ---------    ---------    ---------    ---------     ---------

Direct revenues from external
  customers                               408,474        20,005        21,155        3,036       10,803            -       463,473

Intersegment revenues                         470        12,074        19,242        9,691        1,996      (43,473)            -
                                        ---------     ---------     ---------    ---------    ---------    ---------     ---------

Total revenues                            408,944        32,079        40,397       12,727       12,799      (43,473)      463,473

Total allocated costs and
  expenses before amortization of
  goodwill and other purchased
  intangibles, write off of
  in-process research and
  development and amortization of
  purchased technology                    330,521        51,604        29,940       19,098       29,376      (43,473)      417,066
                                        ---------     ---------     ---------    ---------    ---------    ---------     ---------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles,
  write off of in-process research
  and development and amortization of
  purchased technology                     78,423       (19,525)       10,457       (6,371)     (16,577)           -        46,407

Amortization of goodwill and
  other purchased intangibles               2,566         9,637            21        1,428        9,493            -        23,145

Write off of in-process research
  and development                               -        18,500             -            -            -            -        18,500

Amortization of purchased technology          524         2,617             -            -        1,500            -         4,641
                                        ---------     ---------     ---------    ---------    ---------    ---------     ---------

Operating income (loss) before
  unallocated costs                        75,333       (50,279)       10,436       (7,799)     (27,570)           -           121

Unallocated expense (primarily
cost of restructuring)                                                                                                      16,597
                                                                                                                         ---------

Operating loss                                                                                                             (16,476)

Interest income, interest
  expense and other, net                                                                                                     8,914

Minority interest                                                                                                               (2)
                                                                                                                         ---------
Loss before income taxes                                                                                                 $  (7,564)
                                                                                                                         =========

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the segment financial information for the six months ended June 30, 2000 as adjusted from the original presentation for the changes in the segments discussed above, is presented below:


                                                                                                                    Consolidated
(In thousands)                             ESD         EBD          iAS         BID          FFI       Elimination     Total
                                         --------    --------     --------    --------     --------    -----------  ------------
Revenues:
  License fees                           $183,568    $ 10,371     $ 22,986    $    195     $  4,421            -     $221,541
  Services                                233,140         226          486         633        4,794            -      239,279
                                         --------    --------     --------    --------     --------     --------     --------

Direct revenues from external
  customers                               416,708      10,597       23,472         828        9,215            -      460,820

Intersegment revenues                         803      11,848       17,999       7,008        1,745      (39,403)           -
                                         --------    --------     --------    --------     --------     --------     --------

Total revenues                            417,511      22,445       41,471       7,836       10,960      (39,403)     460,820

Total allocated costs and
  expenses before amortization of
  goodwill and other purchased
  intangibles, write off of
  in-process research and
  development and amortization of
  purchased technology                    340,596      35,754       31,132      16,353       21,179      (39,403)     405,611
                                         --------    --------     --------    --------     --------     --------     --------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles,
  write off of in-process research
  and development and amortization of
  purchased technology                     76,915     (13,309)      10,339      (8,517)     (10,219)           -       55,209

Amortization of goodwill and
  other purchased intangibles               3,884       1,974           43       1,638        8,932            -       16,471

Write off of in-process research
  and development                               -           -            -           -        8,000            -        8,000

Amortization of purchased
  technology                                  786           -            -           -        1,333            -        2,119
                                         --------    --------     --------    --------     --------     --------     --------

Operating income (loss) before
  unallocated costs                        72,245     (15,283)      10,296     (10,155)     (28,484)           -       28,619

Unallocated expense                                                                                                     1,532
                                                                                                                     --------

Operating income                                                                                                       27,087

Interest income, interest
  expense and other, net                                                                                                8,808
                                                                                                                     --------

Income before income taxes                                                                                           $ 35,895
                                                                                                                     ========


6. Litigation. In January 2001 a number of class action lawsuits were filed in Federal District Court for the State of Colorado against New Era of Networks, Inc. (NEN), our wholly owned subsidiary acquired in the second quarter of 2001, alleging violation of the federal securities laws. Certain of NEN's current and former officers also are named as defendants. Most of the complaints in these lawsuits assert claims on behalf of purchasers of NEN's securities between October and December 2000. The complaints allege that NEN and the other defendants made material misrepresentations and omissions regarding NEN's business and prospects, causing harm to purchasers of NEN's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages. There has been no discovery and no trial date has been set. NEN believes this class action lawsuit is without merit and intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on our financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NEN and certain of its current and former officers are defendants in a consolidated class action lawsuit alleging violation of the federal securities laws. This action was filed in federal court in Colorado in July 1999. The complaint asserts claims on behalf of purchasers of NEN's securities from April 21, 1999, through July 6, 1999. In May 2001, the parties reached a tentative settlement agreement subject to final documentation and court approval. The settlement will have no material adverse affect on the Company. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

NEN is involved in a trademark infringement and dilution case filed in June 1999 in Texas District Court for Bend County by NEON Systems, Inc. over the use of the name "Neon." At the conclusion of a jury trial on June 1, 2001, the court issued a judgment against NEN for $14 million in actual damages and $25 million in punitive damages. In addition, the court issued an injunction against NEN's use of the "Neon" mark. NEN has filed motions to modify the injunction and for a new trial, and a notice of appeal. Accordingly, the ultimate outcome of the action cannot be presently determined. In connection with the acquisition accounting for NEN, we have accrued an amount for this matter that we believe is adequate as of June 30, 2001.

We are a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. We believe we have adequately accrued for these matters at June 30, 2001.

7. Future Commitments. Beginning in 1998, the Board of Directors authorized our company to repurchase our outstanding common stock in open market transactions from time to time, subject to price and market conditions. Through June 30, 2001, aggregate amounts authorized under the repurchase program total $400.0 million. Repurchases made under the repurchase program through June 30, 2001 total $226.9 million.

8. In April 2001, in connection with our acquisition of New Era of Networks, Inc. (NEN) and after announcement that our first quarter and yearly revenues would be below expectations, we began to implement a restructuring plan (the 2001 Plan). The 2001 Plan was aimed at eliminating certain personnel, assets and facilities of Sybase and NEN, aligning our resources and streamlining our expenses. The goal of the plan was to align our cost structure with anticipated future revenues for the year.

The 2001 Plan included estimated restructuring charges of $25.2 million to be incurred in 2001. As part of the 2001 Plan, we terminated approximately 400 Sybase employees, consolidated or closed more than 15 Sybase facilities worldwide, wrote-down certain assets abandoned as a result of the office closures and incurred various other miscellaneous expenses directly related to the 2001 Plan. The amounts included in the Q2 restructuring charges were as follows:

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                        Cash/
(Dollars in millions)                  Non Cash          Total
                                       --------       ----------
Termination payments to employees
  and other related costs              Cash          $     10.1

Lease cancellations and commitments    Cash                14.2

Write-downs of:
   Property, equipment and
   improvements                        Non-cash             0.5

Other                                  Cash                 0.4
                                                     ----------
                                                     $     25.2
                                                     ==========


Termination payments to employees and other related costs

We incurred a restructuring charge of approximately $10.1 million for severance payments and termination benefits provided in connection with the termination of approximately 400 Sybase employees. The termination benefits were communicated to the affected employees during the quarter.

Lease cancellation and commitments

We incurred restructuring charges of $13.5 million for United States facilities consolidated or closed in Boulder, Colorado; Emeryville, California; Hartford, Connecticut; Englewood, Colorado; Milpitas, California; New York, New York; Southfield, Michigan; Watertown, Massachusetts; Westport, Connecticut; and Orem, Utah; and $0.7 million for facilities consolidated or closed in Canada, the United Kingdom, Belgium, Spain and Sweden. These offices were primarily responsible for the sale of Sybase software products, professional services and customer support. These restructuring charges reflect the remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

Write-downs of property, equipment and furniture

We incurred a restructuring charge of $0.5 million primarily related to impairment of the carrying values of leaseholds and certain furniture attributable to facilities closed or consolidated in connection with the restructuring. The assets were all taken out of service and held for disposal at the date the associated facility was closed or consolidated.

                                  SYBASE, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Other

We incurred a restructuring charge of $0.4 million associated with certain other restructuring related expenses, including legal costs associated with the severance of employees, travel and security costs associated with the termination of employees, fees associated with the cancellation of certain obligations, and relocation expenses for certain terminated expatriates.

The following table summarizes the activity related to the restructuring:


                                                                                          Accrued
                                                                                         liabilities
                                                 Total        Amounts       Amounts           at
(Dollars in millions)                           charges         paid      written-off      6/30/01
                                               ----------    ----------   -----------    -----------
Termination payments to employees and other
related costs                                  $     10.1    $      4.6             -    $      5.5

Lease cancellations and commitments                  14.2           0.2             -          14.0

Costs related to the write-down of assets             0.5             -           0.5             -

Other                                                 0.4             -             -           0.4
                                               ----------    ----------    ----------    ----------

                                               $     25.2    $      4.8    $      0.5          19.9
                                               ==========    ==========    ==========    ==========

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


REVENUES
(DOLLARS IN MILLIONS)


                                     Three          Three                          Six             Six
                                     Months         Months                        Months          Months
                                     Ended          Ended          Percent        Ended           Ended        Percent
                                     6/30/01        6/30/00        Change         6/30/01         6/30/00       Change
                                   ----------     ----------     ----------      ----------     ----------    ----------
License fees                       $     94.7     $    110.9            (15%)    $    193.5     $    221.5           (13%)
   Percentage of total revenues           40%            47%                             42%            48%

Services                           $    139.7     $    123.2             13%     $    269.9     $    239.3            13%
   Percentage of total revenues           60%            53%                            58%            52%

Total revenues                     $    234.4     $    234.1              *      $    463.5     $    460.8             *


---------------

* Not meaningful

Total revenues for the three months ended June 30, 2001 increased slightly to $234.4 million as compared to $234.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, total revenues increased to $463.5 million as compared to $460.8 million for the six months ended June 30, 2000. New Era of Networks, Inc. (NEN) contributed approximately $7.2 million in license fees revenue and $14.9 million in services revenue to the total results for the quarter ended June 30, 2001.

License fees revenues decreased 15 percent and 13 percent for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease in license fees revenues during the quarter and year to date is primarily due to a decrease in ESD revenues (primarily enterprise database products) and iAS revenues (primarily mobile database products). The decrease in license fees revenues was partially offset by an increase in the license fees revenues of BID (primarily data warehouse products) and EBD (primarily NEN products).

Services revenues increased 13 percent for the three and six months ended June 30, 2001 as compared to the same periods in 2000. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using our software products, and product support and maintenance fees. The increase in services revenues is primarily due to an increase in product support and maintenance fees largely resulting from the acquisition of NEN.

Services revenues as a percentage of total revenues increased to 60 percent and 58 percent for the three and six months ended June 30, 2001, respectively, as compared to 53 percent and 52 percent for the three and six months ended June 30, 2000.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)


                                     Three          Three                          Six            Six
                                     Months         Months                        Months          Months
                                     Ended          Ended         Percent         Ended           Ended        Percent
                                     6/30/01        6/30/00        Change         6/30/01        6/30/00       Change
                                   ----------     ----------     ----------      ----------     ----------    ----------
North American                     $    138.3     $    146.2             (5%)    $    271.1     $    280.9            (4%)
   Percentage of total revenues            59%            62%                            59%           61%

International
     European                      $     60.6     $     57.4              6%    $    122.5     $    121.7             *
     Percentage of total
     revenues                             26%            25%                           26%            26%

   Intercontinental                $     35.5     $     30.5             17%    $     69.9     $     58.2            20%
     Percentage of total
     revenues                             15%            13%                           15%            13%

Total International                $     96.1     $     87.9              9%    $    192.4     $    179.9             7%
   Percentage of total revenues           41%            38%                           41%            39%

Total revenues                     $    234.4     $    234.1              *     $    463.5     $    460.8             *


---------------

* Not meaningful

North American revenues (United States, Canada and Mexico) decreased 5 percent and 4 percent for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. International revenues increased 9 percent and 7 percent for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. European revenues increased 6 percent for the three months ended June 30, 2001 as compared to revenues for the three months ended June 30, 2000. European revenues increased slightly for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Intercontinental revenues (Japan, Asia Pacific and South America) increased 17 percent and 20 percent for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease in North America revenues was primarily attributable to a decrease in license fees revenues in certain product lines included in the ESD and iAS divisions, partially offset by an increase in EBD license fees revenues and services revenues. The increase in European revenues for the three month period ended June 30, 2001 was primarily related to an increase in services revenues offset by a decrease in certain product lines included in the ESD division. The increase in European revenues for the six month period ended June 30, 2001 was primarily related to an increase in services revenues offset by a decrease in certain product lines included in the EBD division. The increase in Intercontinental revenues was primarily attributable to an increase in certain product lines included in the ESD division and an increase in services revenues. International revenues comprised 41 percent of total revenues for the three and six month periods ended June 30, 2001, up from 38 percent and 39 percent for the same periods in 2000.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three and six months ended June 30, 2001 and 2000. Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see "Future Operating Results" and "Quantitative and Qualitative Disclosures of Market Risk," Part II, Item 3.


COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                         Three       Three                  Six         Six
                                         Months      Months                 Months      Months
                                         Ended       Ended      Percent     Ended       Ended       Percent
                                        6/30/01     6/30/00     Change     6/30/01     6/30/00      Change
                                        -------     -------     ------     -------     -------      ------
Cost of license fees                     $11.5       $10.7        7%        $20.1       $21.5        (7%)
   Percentage of license fees
   revenues                                12%         10%                    10%         10%

Cost of services                         $62.6       $61.3        2%       $124.3      $122.1          2%
   Percentage of services
   revenues                                45%         50%                    46%         51%

Sales and marketing                      $83.5       $83.9         *       $168.7      $167.2          1%
   Percentage of total revenues            36%         36%                    36%         36%

Product development and Engineering      $33.6       $31.5        7%        $63.1       $63.2           *
   Percentage of total revenues            14%         13%                    14%         14%

General and administrative               $19.1       $17.8        7%        $36.6       $35.3          4%
   Percentage of total revenues             8%          8%                     8%          8%

Amortization of goodwill and
other purchased intangibles              $16.0        $9.2       74%        $23.1       $16.5         41%

     Percentage of total revenues           7%          4%                     5%          4%

In-process research and development       18.5          --         *        $18.5        $8.0        131%

     Percentage of total revenues           8%          --                     4%          2%

Stock compensation expense                  .3          --         *           .3          --           *
   Percentage of total revenues              *          --                      *          --

Cost of restructuring                     25.2          --         *         25.2          --           *
   Percentage of total revenues            11%          --                     5%          --

---------------

* Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs, and third-party royalty costs. These costs were $11.5 million and $20.1 million for the three and six months ended June 30, 2001, respectively, as compared to $10.7 million and $21.5 million for the same periods in 2000. Such costs were 12 percent and 10 percent of license fees revenue for the three and six months ended June 30, 2001, respectively, as compared to 10 percent for the same periods in 2000. The increase in the cost of license fees for the three month period ended June 30, 2001 was primarily due to an increase in amortization expense associated with purchased technology acquired in the NEN transaction, partially offset by a decrease in amortization expense associated with capitalized software. The decrease in the cost of license fees for the six month period ended June 30, 2001 was primarily due to decreases in royalties payable to third parties and the amortization expense associated with capitalized software, partially offset by the amortization of technology acquired in the NEN transaction. Amortization of capitalized software costs included in cost of license fees was $4.0 million and $8.0 million for the three and six months ended June 30, 2001, respectively, as compared to $5.8 million and $11.4 million for the same periods in 2000. The decrease in amortization of capitalized software costs was primarily due to certain EBD and ESD products that became fully amortized at the end of 2000.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $62.6 million and $124.3 million for the three and six months ended June 30, 2001, respectively, as compared to $61.3 million and $122.1 million for the same periods in 2000. These costs were 45 percent and 46 percent of services revenues for the three and six months ended June 30, 2001, respectively, as compared to 50 percent and 51 percent for the same periods in 2000. The cost of services of NEN included in the June 30, 2001 quarterly results was

$6.9 million. The increase in cost of services in absolute dollars for the three month period ended June 30, 2001 was primarily due to an increase in the costs associated with third party consultants used by NEN, partially offset by a reduction in the number of consulting personnel due to our restructuring. The increase in cost of services in absolute dollars for the six month period ended June 30, 2001, was primarily due to increases in third party consulting expense, partially offset by a reduction in the number of consulting personnel.

Sales and Marketing. Sales and marketing expenses decreased slightly to $83.5 million for the three months ended June 30, 2001 as compared to $83.9 million for the three months ended June 30, 2000. Sales and marketing expenses increased 1 percent to $168.7 million for the six months ended June 30, 2001 as compared to $167.2 million for the six months ended June 30, 2000. The sales and marketing expenses of NEN included in the June 30, 2001 quarterly total were $8.9 million. Overall, sales and marketing costs remained consistent at 36 percent of total revenues for the three and six months ended June 30, 2001 and 2000. The increase in sales and marketing expenses in absolute dollars for the six month period ended June 30, 2001 was primarily due to an increase in sales expenses associated with NEN, partially offset by a decrease in sales commissions as a result of lower license fees revenues.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 7 percent to $33.6 million for the three months ended June 30, 2001 as compared to $31.5 million for the three months ended June 30, 2000. The product development and engineering costs of NEN included in the June 30, 2001 quarterly results were $8.1 million. Overall product development and engineering expenses decreased slightly to $63.1 million for the six months ended June 30, 2001 as compared to $63.2 million for the six months ended June 30, 2000. These costs as a percentage of total revenues were 14 percent for the three and six months ended June 30, 2001 as compared to 13 percent and 14 percent for the same periods in 2000. The increase in product development and engineering expenses in absolute dollars and as a percentage of total revenues for the three months ended June 30, 2001 was primarily due to the costs attributable to NEN's product development and engineering efforts, partially offset by an increase in capitalized software development costs and a decrease in certain research and development expenses due to a greater percentage of the R&D personnel employed in lower cost jurisdictions.

We capitalized approximately $7.5 million and $12.9 million of software development costs for the three and six months ended June 30, 2001, respectively, as compared to $4.9 million and $8.6 million for same periods in 2000. For the six months ended June 30, 2001, capitalized software costs included costs incurred for the development of the Enterprise Portal 3.0, Adaptive Server(R) Enterprise 12.5, Adaptive Server IQ 12.4.3, PowerBuilder 8.0, DirectConnect(TM) 12.5, MainframeConnect(TM) 12.5, and Replication Server(R) 12.5.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $19.1 million and $36.6 million for the three and six months ended June 30, 2001, respectively, as compared to $17.8 million and $35.3 million for the same periods in 2000. The general and administrative costs of NEN included in the June 30, 2001 quarterly results were $3.3 million. Overall general and administrative expenses represented 8 percent of total revenues for both the three and six months ended June 30, 2001 and 2000. The increase in general and administrative expenses in absolute dollars for both comparable periods is primarily due to the costs associated with NEN.

Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles were $16.0 million and $23.1 million for the three and six months ended

June 30, 2001, respectively, as compared to $9.2 million and $16.5 million for the same periods in 2000. These costs represented 7 percent and 5 percent of total revenues for three and six months ended June 30, 2001, respectively, as compared to 4 percent for the same periods in 2000. The increase in absolute dollars and as a percentage of total revenues for both comparable periods was primarily due to $9.6 million of goodwill and other acquired intangibles amortization arising from the NEN acquisition.

In-process Research and Development. In connection with the acquisition of NEN, we allocated $18.5 million of the $339.3 million purchase price to in-process research and development. As part of the process of analyzing this acquisition, the decision was made to acquire technology, including technology in the process of being designed and qualified, rather than to develop the technology internally. This decision was based on factors such as the amount of internal expertise, time and cost it would take to bring the technology to market.


NEN develops technologies that enable e-Business and operational applications to share critical information. NEN's software solutions support integration of Internet and core business packaged applications, application server platforms, industry standard protocols, and proprietary systems. At the acquisition date, NEN was undergoing development efforts to release the next version of e-Biz Integrator(TM), Process Server(TM), adapters, and emerging products (such as Open Business Interchange(TM)). These development efforts were all proprietary, internal projects. At the acquisition date, the in-process research and development projects had not yet reached technological feasibility, and had no alternative future uses.

In assessing the qualification of NEN's various ongoing research and development projects, each project was examined to determine whether technological feasibility had been established as of the acquisition date. Our assessment was based on extensive interviews and a detailed analysis of research and development plans. If the project required additional planning, designing, coding or testing activities to determine whether the associated product could be produced to meet its design specifications, we determined that technological feasibility had not been reached with respect to this project.

Due to the complexity and specialized features of the acquired research and development, the technologies under development could only be economically used for their specific and intended purposes in the e-business integration industry. The features and functions of the products were being developed for specific purposes, and if NEN failed in its efforts, no alternative economic value would result from these efforts. Accordingly, the value allocated to projects which had not reached technology feasibility was immediately expensed at the date of acquisition.

We estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development using risk adjusted discount rates. The selection of the discount rate was based on a weighted average cost of capital, adjusted to reflect risks associated with the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances known at the time, and each technologies' degree of completion. Projected future net cash flow attributable to NEN's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 25 percent. We believe that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount another third party would pay for the projects.

Revenue estimates used in these estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. This analysis included the revenues projected to result from the expected evolution of the technology over time.

Operating expenses used in the estimates included selling, general and administrative and research and development. These expenses were based on an overall analysis of the business enterprise. Total research and development was divided into the costs to complete the in-process research and development projects and costs for developed products that had already been introduced to the market. The allocation was based on an analysis of resources relating to the development of research and development.

Costs to complete in-process projects were estimated by management. These costs were allocated based on an analysis of completion efforts and expected completion dates. Costs to complete were further allocated between in-process and future revenues based on an analysis of the evolution of the respective technologies.

The resultant target margins that NEN expected to achieve from the in-process products was approximately 37 percent. Profitability was expected to be significantly lower in the first years of the product's lifecycle compared to the later years due to the earlier years' higher level of sales and marketing expense as a percentage of revenue. The financial forecasts only include results that were expected to be generated by NEN on a standalone basis. Synergies resulting from the acquisition by Sybase were not incorporated into the analysis.

To properly analyze the research and development efforts that had been accomplished as of the date of acquisition, and exclude the efforts to be completed on the development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only the accomplishments made as of the date of the acquisition toward the ultimate completion of the in-process research and development projects. The relative contribution made by the completed research and development efforts was assessed based on a variety of factors including absolute development time, costs incurred to date, management estimates, a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts, and the associated risks. NEN's in-process research and development projects were estimated to be between 30 percent and 55 percent complete.

Development of the majority of the in-process technologies began in early 2000 and is expected to finish in the fall of 2001. At the acquisition date, approximately 278 engineers were engaged in the development of NEN's in-process technologies. Completion of these projects is expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn the technologies into a set of bug-free, commercial-ready products. These remaining tasks involve substantial risk due to the complex nature of the activities involved.

In connection with the acquisition of HFN in the six months ended June 30, 2000, we allocated $8.0 million of the $167.6 million purchase price to in-process research and development. This in-process research and development was written-off as a one-time expense during the six month ended June 30, 2000.

Stock compensation expense. Stock compensation expense reflects the noncash compensation expense associated with the restricted stock options that were granted in the quarter ended June 30, 2001, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN.

Cost of Restructuring. In April 2001, in connection with our acquisition of NEN and after announcement that our first quarter and yearly revenues would be below analysts' expectations, we began to implement the 2001 Plan. The 2001 Plan was aimed at eliminating certain personnel, assets and facilities of Sybase and NEN, aligning our resources and streamlining our expenses. The goal of the plan was to align our cost structure with anticipated future revenues for the year.

The 2001 Plan included estimated restructuring charges of $25.2 million to be incurred in 2001. As part of the 2001 Plan, we terminated approximately 400 Sybase employees, consolidated or closed more than 15 Sybase facilities worldwide, wrote-down certain assets abandoned as a result of the office closures and incurred various other miscellaneous expenses directly related to the 2001 Plan. The amounts included in the Q2 restructuring charges were as follows:


                                              Cash/
(Dollars in millions)                       Non Cash      Total
                                            --------      -----
Termination payments to employees and
  other related costs                         Cash        $10.1

Lease cancellations and commitments           Cash         14.2

Write-downs of:
   Property, equipment and Improvements     Non-cash        0.5

Other                                         Cash          0.4
                                                          -----
                                                          $25.2
                                                          =====

Termination payments to employees and other related costs

We incurred a restructuring charge of approximately $10.1 million for severance payments and termination benefits provided in connection with the termination of approximately 400 Sybase employees. The termination benefits were communicated to the affected employees during the quarter.

Lease cancellation and commitments

We incurred restructuring charges of $13.5 million for United States facilities consolidated or closed in Boulder, Colorado; Emeryville, California; Hartford, Connecticut; Englewood, Colorado; Milpitas, California; New York, New York; Southfield, Michigan; Watertown, Massachusetts; Westport, Connecticut and Orem, Utah; and $0.7 million for facilities consolidated or closed in Canada, the United Kingdom, Belgium, Spain, and Sweden. These offices were primarily responsible for the sale of Sybase software products, professional services and customer support. These restructuring charges reflect the remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

Write-downs of property, equipment and furniture

We incurred a restructuring charge of $0.5 million primarily related to impairment of the carrying values of leaseholds and certain furniture attributable to facilities closed or consolidated in connection with the restructuring. The assets were all taken out of service and held for disposal at the date the associated facility was closed or consolidated.

Other

We incurred a restructuring charge of $0.4 million associated with certain other restructuring related expenses, including legal costs associated with the severance of employees, travel and security costs associated with the termination of employees, fees associated with the cancellation of certain obligations, and relocation expenses for certain terminated expatriates.

The following table summarizes the activity related to the restructuring:

                                                                                         Accrued
                                                                                       liabilities
                                                   Total        Amounts     Amounts         at
(Dollars in millions)                             charges        paid     written-off    6/30/01
                                                  -------       -------   -----------  -----------
Termination payments to employees and other        $10.1         $4.6          --         $ 5.5
related costs

Lease cancellations and commitments                 14.2          0.2          --          14.0

Costs related to the write-down of assets            0.5           --         0.5            --

Other                                                0.4           --          --           0.4
                                                   -----         ----       -----         -----
                                                   $25.2         $4.8       $ 0.5          19.9
                                                   =====         ====       =====         =====

OPERATING INCOME (LOSS)
(DOLLARS IN MILLIONS)

                                    Three      Three                  Six        Six
                                    Months     Months                Months     Months
                                    Ended      Ended      Percent    Ended      Ended     Percent
                                   6/30/01    6/30/00     Change     6/30/01    6/30/00   Change
                                   -------    -------     ------     -------    -------   ------
Operating income (loss)            $(35.9)      $19.7     (282%)     $(16.5)     $27.1    (161%)
   Percentage of total revenues      (15%)          8%                  (4%)         6%

Operating income (loss)
exclusive of cost of
restructuring                      $(10.8)      $19.7     (155%)     $ 8.7       $27.1     (68%)

   Percentage of total revenues       (5%)          8%                   2%          6%

Operating income (loss) was $(35.9) million and $(16.5) million for the three and six months ended June 30, 2001, respectively, compared to operating income of $19.7 million and $27.1 million for the same periods in 2000. Operating income (loss) exclusive of cost of restructuring, was $(10.8) million and $8.7 million for the three and six months ended June 30, 2001. The decrease in operating income for both comparable periods is primarily due to the increase in operating expenses associated with $12.2 million in amortization of goodwill and other purchased intangibles, $18.5 million write-off of in-process research and development relating to the acquisition of NEN, and the $25.2 million restructuring charge.

OTHER INCOME (EXPENSE), NET
(DOLLARS IN MILLIONS)

                                    Three      Three                  Six        Six
                                    Months     Months                Months     Months
                                    Ended      Ended     Percent     Ended       Ended     Percent
                                   6/30/01    6/30/00     Change    6/30/01     6/30/00    Change
                                   -------    -------    -------    -------     -------    ------
Interest income                      $4.7       $4.4        7%        $9.2       $8.3        10%
   Percentage of total revenues        2%         2%                    2%         2%

Interest expense and other, net      $0.0      $(0.2)        *       $(0.3)      $0.5      (154%)
   Percentage of total revenues         *          *                     *          *

Minority interest                    $0.0          *         *        $0.0          *          *
   Percentage of total revenues         *          *                     *          *


---------------

* Not meaningful

Interest income increased 7 percent and 10 percent to $4.7 million and $9.2 million for the three and six months ended June 30, 2001, respectively, compared to $4.4 million and $8.3 million for the same periods in 2000. Interest income consists primarily of interest earned on investments. The increase in interest income for both comparable periods is primarily due to the increase in the average-invested cash balances.

Interest expense and other, net was $0.0 million and $(0.3) million for the three and six months ended June 30, 2001, respectively, compared to $(0.2) million and $0.5 million for the same periods in 2000. Interest expense and other, net consists primarily of interest expense on capital lease obligations, bank fees and net gains and losses resulting from our foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                Three         Three                         Six           Six
                                Months        Months                       Months        Months
                                Ended         Ended       Percent          Ended          Ended       Percent
                               6/30/01       6/30/00       Change          6/30/01       6/30/00       Change
                               -------       -------      -------          -------       -------      -------
Provision for income taxes      $ 8.2        $ 10.5         (22%)          $ 17.0         $ 15.8         8%

We recorded income tax provisions of $8.2 million and $17.0 million for the three and six months ended June 30, 2001, respectively, as compared to $10.5 million and $15.8 million for the same periods in 2000. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. The tax provision recorded for the six months ended June 30, 2001, represent approximately 50% of the tax provision expected for the year ending December 31, 2001.

We had net deferred tax assets of $41.6 million at June 30, 2001. The deferred tax assets were net of a valuation allowance of $49.3 million. Realization of our net deferred tax assets depends upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

NET INCOME (LOSS) PER SHARE
(DOLLARS AND SHARES IN MILLIONS)

                                         Three        Three                       Six           Six
                                         Months       Months                     Months        Months
                                         Ended        Ended       Percent        Ended          Ended    Percent
                                        6/30/01      6/30/00       Change        6/30/01       6/30/00    Change
                                        -------      -------      -------        -------       -------   -------
Net income (loss)                       $(39.5)       $13.4        (394%)        $(24.6)        $20.1     (222%)
   Percentage of total revenues           (17%)          6%                         (5%)           4%

Basic net income (loss) per share       $(0.42)       $0.15        (380%)        $(0.27)        $0.23     (217%)

Diluted net income (loss) per share     $(0.42)       $0.14        (400%)        $(0.27)        $0.22     (223%)

Shares used in computing basic
net income (loss) per share               93.4         89.2           5%           90.4          87.9        3%

Shares used in computing
diluted net income (loss) per share       93.4         93.6            *           90.4          92.6       (2%)

---------------

* Not meaningful

We reported a net loss of $(39.5) million and $(24.6) million for the three and six months ended June 30, 2001, respectively, as compared to net income of $13.4 million and $20.1 million for the same periods in 2000. The decrease in net income for both comparable periods is related to an increase in operating expenses, primarily restructuring costs, the amortization of goodwill and other intangibles attributable to the NEN acquisition and the write-off of in-process research and development. Basic net loss per share was $(0.42) and $(0.27) for the three and six months ended June 30, 2001, respectively, as compared to basic net income per share of $0.15 and $0.23 for the same periods in 2000. Diluted net loss per share was $(0.42) and $(0.27) for the three and six months ended June 30, 2001, respectively, as compared to diluted net income per share of $0.14 and $0.22 for the same periods in 2000. Shares used in computing basic net income (loss) per share increased 5 percent and 3 percent for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000 due primarily to the shares issued for the acquisition of NEN, the exercise of employee stock options, and the increase of shares outstanding under the employee stock purchase plan, offset by treasury share repurchases. Shares used in computing diluted net income (loss) per share decreased slightly for the three months ended June 30, 2001, and decreased 2 percent for the six months ended June 30, 2001, respectively, as compared to the same periods in 2000 due primarily to the exclusion of stock options outstanding in the year 2001 diluted net loss per share calculation, as their inclusion would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                        Six              Six
                                                       Months           Months
                                                        Ended            Ended          Percent
                                                       6/30/01          6/30/00          Change
                                                       -------          -------         -------
Working capital                                         $85.7           $107.3           (20%)

Cash, cash equivalents and cash investments            $351.5           $340.6              3%

Net cash  provided by operating activities              $56.1            $60.0            (7%)

Net cash provided by (used for) investing
activities                                              $31.6          $(62.6)               *

Net cash used for financing activities                  $60.5            $29.2            107%

---------------

* Not meaningful

Net cash provided by operating activities decreased 7 percent, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The decrease in net cash provided by operating activities is primarily due to a decrease in net income, deferred revenue and accrued liabilities partially offset by collections of accounts receivable and an increase in non-cash expenses relating to amortization, depreciation and the write-off of in-process research and development. Days sales outstanding in accounts receivables was 70 days for the quarter ended June 30, 2001 compared to 75 days for the quarter ended June 30, 2000.

Net cash provided by investing activities was $31.6 million for the six months ended June 30, 2001 compared to cash used of $62.6 million for the six months ended June 30, 2000. The increase in cash provided by investing activities was primarily due to net cash gained from business combinations, primarily in connection with the NEN acquisition, compared to cash used, primarily in connection with the HFN acquisition, for the same period last year. In addition, cash was generated from the sale and maturity of cash investments during the six months ended June 30, 2001, compared to a net cash investment in such securities during the six months ended June 30, 2000. During 2001, we also set aside $9.5 million into a leasehold improvement fund for our new facility in Dublin, California.

Net cash used for financing activities for the six months ended June 30, 2001 was $60.5 million compared to $29.2 million in the same period for 2000. The increase in cash used for financing activities was primarily the result of an increase in the cash used to repurchase our common stock during the six months ended June 30, 2001, compared to the cash used for a similar purpose during the same period in 2000.

During the six months ended June 30, 2001, we repurchased 3.8 million shares of our common stock for $73.8 million pursuant to the Board of Directors' authorization. Our Board of Directors have authorized us to purchase up to a cumulative total of $400.0 million in our common stock under a stock repurchase plan.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2001, we had identifiable assets totaling $233.6 million associated with our European operations and $80.7 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in "Accumulated other comprehensive loss" under "Stockholders' equity" on the balance sheet. We also experience foreign exchange translation exposure from certain balances which are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see "Qualitative and Quantitative Disclosure of Market Risk," Part II, Item 3).

We had no significant commitments for capital expenditures at June 30, 2001. We believe that we have the financial resources needed for the foreseeable future to meet our presently anticipated business requirements, including capital expenditures and strategic operating programs.

FUTURE OPERATING RESULTS

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report.

Stock Price Volatility

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general is highly volatile, and the trading price of the Company's Common Stock has fluctuated widely in recent years. The stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, acquisitions of other businesses and technologies, and other events. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high-technology companies, but which often have been unrelated to the operating performance of these companies.


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

Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded 50% to 70% of our quarterly revenues in the last month of each quarter, particularly during the final two weeks of that month. Our customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders from a customer at the very end of a quarter could materially and adversely impact our results of operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period, as occurred in the second quarter of 2001 and in the first and fourth quarters of 1998.

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

In March 2001, we began shipping the latest version of Sybase Enterprise Portal, the industry's first enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN, we also offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. As a general matter, deployment of enterprise portals has increased dramatically in recent years, and we believe that increasing demand for enterprise portal solutions will enhance our revenues and profitability. However, if the market does not continue to develop as anticipated, or if our Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.

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


Divisional Sales Model

We are organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams. This structure is intended to enhance overall revenues and profitability by providing increased focus on our key markets. In January 2000, the acquisition of HFN (now FFI, a subsidiary) increased our focus on the financial services vertical market. In May 2000, we announced the launch of iAS, a subsidiary formed to continue the business of the former MEC division in mobile and wireless products and services. EBD was created in the second quarter of 2001, and incorporates the operations of our wholly owned subsidiary, NEN, along with certain products previously in ESD (primarily Enterprise Portal) and in the former IAD (primarily EAServer, PowerDesign, and PowerJ). ESD products now include PowerBuilder, previously covered by IAD. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

International Operations

We derive a substantial portion of our revenues from our international operations. In the second quarter of 2001, these revenues represented 41% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "Item 3: Quantitative and Qualitative Disclosures of Market Risk -- Foreign Exchange Risk" below, incorporated here by reference.

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

Other factors that could affect aspects of our international operations include:

       -      Changes in political, regulatory, or economic conditions

       -      Changes or limitations in trade protection laws

       -      Changes in tax treaties or laws favorable to Sybase

       -      Natural disasters

Intellectual Property

Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. Also, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims. For information about litigation involving trademark infringement claims, see Note 6 to the Condensed Consolidated Financial Statements above.

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

In recent years, we have experienced a number of changes in our Board of Directors and in our executive management team. For example, in July 2001, Richard Moore joined us as Senior Vice President and General Manager of our newly created v-Business Group. In connection with our acquisition of NEN in the second quarter of 2001, George F. (Rick) Adam, the CEO of NEN, became Senior Vice President and General Manager of our new e-Business Division. During 2000, Linda K. Yates became a member of our Board, Marty Beard was named Vice President, Corporate Development, and Richard N. LaBarbera resigned as Senior Vice President and General Manager of ESD. During 1999, Leo T. Hindery, Jeffrey
T. Webber and Robert S. Epstein resigned from the Board. In the same year, Cecilia Claudio joined the Board, Pieter Van der Vorst became the Company's Chief Financial Officer, Pamela George was named Vice President, Corporate Marketing (now Senior Vice President), and Daniel Carl became Vice President and General Counsel. John Chen became the Company's Chairman of the Board, Chief Executive Officer and President in 1998. In connection with the formation of FFI and iAS, certain Sybase officers and employees became officers and employees of these subsidiaries. Additionally, each of FFI, iAS and NEN has its own board of directors and senior management team. These and other changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Additionally, further changes in Board membership could affect the Company's current strategic business plans.

Acquisitions and Strategic Relationships

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and will likely continue to do so in the future. On June 19, 2001, we completed our acquisition of NEN, and in February 2001, we acquired our distributor in Denmark. In September 2000, we acquired certain of the assets of our distributor in Mexico. In January 2000, we acquired Home Financial Network
(HFN), an Internet financial services company specializing in the development of customized e-finance Web sites, which became FFI. In 1999, we acquired Data Warehouse Network, a provider of industry-specific business intelligence applications. For a further discussion of our recent and pending acquisitions, see Notes 2 and 8 to the Condensed Consolidated Financial Statements, incorporated here by reference.

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

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2001 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders' equity, net of tax. Unrealized gains and losses at June 30, 2001 were not material.

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 24, 2001. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1. Election of three Class III directors, each to serve a three-year term expiring at the 2004 Annual Meeting of Stockholders or until a successor is duly elected and qualified. L. William Krause, Robert P. Wayman and Cecilia Claudio were the only nominees, and each was elected (77,520,539 votes were cast for the election of Mr. Krause and 918,134 were withheld; 77,525,842 votes were cast for the election of Mr. Wayman, and 912,831 were withheld; 77,521,933 votes were cast for election of Ms. Claudio and 916,740 were withheld). There were no abstentions or non-votes. In addition to these directors, our board's other incumbent directors (John S. Chen, Alan B. Salisbury, Linda Yates and Richard C. Alberding) had terms that continued after the 2001 Annual Meeting.

2. Approval of an amendment to the Company's 1996 Stock Plan increasing the total number of shares of Common Stock reserved for issuance thereunder by 4,000,000 shares (45,218,322 for; 33,158,175 votes against; 62,176 abstentions;
and no non-votes).

3. Approval of the 2001 Director Stock Option Plan reserving 300,000 shares of Common Stock reserved for issuance thereunder (48,693,325 for; 29,660,610 against; 84,738 abstentions; and no non-votes).

4. Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2001 (78,060,216 for; 321,883 against; 54,574 abstentions and no non-votes).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

       None.

       (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this Report on 10Q:

              1) Form 8-K filed on April 4, 2001, to report preliminary results for the quarter ended March 31, 2001.

              2) Form 8-K filed on April 13, 2001, to report the outcome of the completed initial tender offer period for our acquisition of New Era of Networks, Inc. and the commencement of a subsequent tender offer period.

              3) Form 8-K filed on June 28, 2001, to report the completion of our acquisition of New Era of Networks, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2001                    SYBASE, INC.


                                   By /s/ PIETER VAN DER VORST
                                      -----------------------------------------
                                   Pieter Van der Vorst
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)




                                   By /s/ MARTIN J. HEALY
                                      -----------------------------------------
                                   Martin J. Healy
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)