Form 10-Q
period 2001-09-30
SYBASE INC
filed 2001-11-14
CIK 768262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On October 31, 2001, 98,757,182 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             SYBASE, INC. FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX


                                                                                     Page
                                                                                     ----
Forward-Looking Statements                                                            3

Part I: Financial Information

     Item 1: Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
     and December 31, 2000                                                            4

     Condensed Consolidated Statements of Operations for the three
     months and nine months ended September 30, 2001 and 2000 (Unaudited)             5

     Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2001 and 2000 (Unaudited)                                    6

     Notes to Condensed Consolidated Financial Statements (Unaudited)                 7

     Item 2: Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                       19

     Item 3: Quantitative and Qualitative Disclosures of Market Risk                 35

Part II: Other Information

     Item 1: Legal Proceedings                                                       36

     Item 6: Exhibits and Reports on Form 8-K                                        36

Signatures                                                                           36

                           FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries ("Sybase," "we" or "us") to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes, political unrest and acts of war; possible disruptive effects of integrating or the inability to integrate the employees, technologies and operations of businesses we acquire including, but not limited to, New Era of Networks, Inc.; shifts in market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products; risks inherent in completing the acquisition of other companies; and other risks detailed in this Report and in certain other filings with the Securities and Exchange Commission.

Expectations, forecasts, and projections contained in this report are by nature forward-looking statements, and future results cannot be guaranteed. The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to Sybase and its business may identify forward-looking statements. Such statements may reflect the current views of our management with respect to future events and may not be realized due to a variety of risks, uncertainties and assumptions. Also, forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. Please note that we do not intend to update such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                                  SYBASE, INC.
                              --------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,
(Dollars in thousands, except share and per share data)                                2001         December 31,
                                                                                   (Unaudited)         2000
                                                                                   -----------       ---------
Current assets:
          Cash and cash equivalents                                                $   233,271       $ 235,588
          Short-term cash investments                                                   47,646          78,386
                                                                                   -----------       ---------
                 Total cash, cash equivalents and short-term cash investments          280,917         313,974

          Restricted cash                                                                9,354              --
          Accounts receivable, net                                                     170,458         213,224
          Deferred income taxes                                                         44,863          28,594
          Other current assets                                                          24,304          18,321
                                                                                   -----------       ---------

                 Total current assets                                                  529,896         574,113

Long-term cash investments                                                              40,076          40,638
Property, equipment and improvements, net                                               67,465          59,296
Deferred income taxes                                                                   19,125          19,020
Capitalized software, net                                                               48,302          33,794
Goodwill and other purchased intangibles, net                                          394,083         147,513
Other assets                                                                            31,141          40,666
                                                                                   -----------       ---------
                 Total assets                                                      $ 1,130,088       $ 915,040
                                                                                   ===========       =========

Current liabilities:
          Accounts payable                                                         $    18,219       $  16,094
          Accrued compensation and related expenses                                     40,268          55,237
          Accrued income taxes                                                          41,570          38,679
          Other accrued liabilities                                                    101,512          99,641
          Deferred revenue                                                             185,898         206,976
                                                                                   -----------       ---------
                 Total current liabilities                                             387,467         416,627

Deferred income taxes                                                                   20,796              --
Other liabilities                                                                        6,020           5,795
Minority interest                                                                        5,000           1,866

Commitments and contingent liabilities

Stockholders' equity:
          Preferred stock, $0.001 par value, 8,000,000
            shares authorized; none issued or outstanding                                   --              --
          Common stock, $0.001 par value, 200,000,000
            Shares authorized; 105,098,649 shares issued and 98,579,072 outstanding (2000-90,546,392 shares issued and 87,656,460
              outstanding)                                                                 105              91
          Additional paid-in capital                                                   924,672         582,972
          Accumulated deficit                                                          (69,949)         (6,940)
          Accumulated other comprehensive loss                                         (26,303)        (22,305)
          Cost of 6,519,577 shares of treasury stock (2000-2,889,932 shares)          (111,819)        (63,066)

          Unearned compensation                                                         (5,901)             --
                                                                                   -----------       ---------

                 Total stockholders' equity                                            710,805         490,752
                                                                                   -----------       ---------

                 Total liabilities and stockholders' equity                        $ 1,130,088       $ 915,040
                                                                                   ===========       =========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30                  September 30
                                                                  ------------------------      ------------------------
(In thousands, except per share data)                               2001            2000           2001           2000
                                                                  ---------       --------      ---------       --------
Revenues:
    License fees                                                  $  90,613       $114,370      $ 284,146       $335,911
    Services                                                        135,700        124,733        405,640        364,012
                                                                  ---------       --------      ---------       --------
              Total revenues                                        226,313        239,103        689,786        699,923

Costs and expenses:
    Cost of license fees                                             11,366         11,411         31,447         32,934
    Cost of services                                                 59,700         60,940        184,021        183,054
    Sales and marketing                                              82,872         84,591        251,565        251,774
    Product development and engineering                              30,794         35,770         93,907         98,930
    General and administrative                                       20,063         14,828         56,664         50,110
    Amortization of goodwill and other purchased intangibles         15,630          8,107         38,775         24,578
    In-process research and development                                  --             --         18,500          8,000
    Stock compensation expense                                          504             --            837             --
    Cost of restructuring                                            10,307             --         35,469             --
                                                                  ---------       --------      ---------       --------
              Total costs and expenses                              231,236        215,647        711,185        649,380
                                                                  ---------       --------      ---------       --------


Operating income (loss)                                              (4,923)        23,456        (21,399)        50,543

Interest income                                                       4,113          4,765         13,283         13,095
Interest expense and other, net                                        (795)         1,242         (1,051)         1,720
Minority interest                                                        --             24             (2)            24
                                                                  ---------       --------      ---------       --------

Income (Loss) before income taxes                                    (1,605)        29,487         (9,169)        65,382

Provision for income taxes                                            5,500         12,974         22,500         28,768
                                                                  ---------       --------      ---------       --------

              Net income (loss)                                   $  (7,105)      $ 16,513      $ (31,669)      $ 36,614
                                                                  =========       ========      =========       ========


Basic net income (loss) per share                                 $   (0.07)      $   0.19      $   (0.34)      $   0.42
                                                                  =========       ========      =========       ========

Shares used in computing basic net income (loss) per share           99,376         88,279         93,368         87,636
                                                                  =========       ========      =========       ========

Diluted net income (loss) per share                               $   (0.07)      $   0.18      $   (0.34)      $   0.40
                                                                  =========       ========      =========       ========

Shares used in computing diluted net income (loss) per share         99,376         93,029         93,368         92,311
                                                                  =========       ========      =========       ========


See accompanying notes.

                                  SYBASE, INC.
                              --------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30
                                                                                -------------------------
(In thousands)                                                                    2001             2000
                                                                                ---------       ---------
Cash and cash equivalents, beginning of year                                    $ 235,588       $ 250,103

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income (loss)                                                           (31,669)         36,614

     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                                           101,552          81,082
          Acquired in-process research and development                             18,500           8,000
          Write-off of assets in restructuring                                      1,783              --
          Minority interest in earnings of subsidiaries                                 2              --
          Gain on disposal of assets                                                 (877)            (50)
          Deferred income taxes                                                    (2,801)           (171)
          Amortization of deferred stock-based compensation                           837              --
          Changes in assets and liabilities:
               Accounts receivable                                                 74,162         (18,448)
               Other current assets                                                 1,272          (4,554)
               Accounts payable                                                    (4,330)          9,185
               Accrued compensation and related expenses                          (24,056)        (11,616)
               Accrued income taxes                                                 2,319           2,927
               Other accrued liabilities                                          (56,002)         (3,494)
               Deferred revenues                                                  (36,321)             12
               Other                                                                  343              14
                                                                                ---------       ---------

Net cash provided by operating activities                                          44,714          99,501

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                                   (9,354)             --
     Purchases of available-for-sale cash investments                             (59,531)        (95,854)
     Maturities of available-for-sale cash investments                             71,205          57,858
     Sales of available-for-sale cash investments                                  50,446          26,346
     Business combinations, net of cash acquired                                   27,166         (30,098)
     Purchases of property, equipment and improvements                            (21,026)        (15,754)
     Proceeds from sale of fixed assets                                               323             100
     Capitalized software development costs                                       (25,677)        (14,085)
     Decrease (increase) in other assets                                               21            (590)
                                                                                ---------       ---------

Net cash provided by (used for) investing activities                               33,573         (72,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority interest                                                              3,132           1,937
     Proceeds from the issuance of common stock                                     1,841           2,876
     Proceeds from the issuance of treasury stock                                  22,475          25,775
     Purchases of treasury stock                                                 (102,568)        (66,151)
                                                                                ---------       ---------

Net cash used for financing activities                                            (75,120)        (35,563)

Effect of exchange rate changes on cash                                            (5,484)        (11,199)
                                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents                               (2,317)        (19,338)

Cash and cash equivalents, end of period                                          233,271         230,765

Cash investments, end of period                                                    87,722         113,612
                                                                                ---------       ---------

Total cash, cash equivalents, and cash investments, end of period               $ 320,993       $ 344,377
                                                                                =========       =========

Supplemental disclosures:

     Interest paid                                                              $      88       $     354
                                                                                =========       =========

     Income taxes paid                                                          $  15,296       $  22,175
                                                                                =========       =========

See accompanying notes.

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries and in the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state our consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2000 has been prepared from our audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001. Certain previously reported amounts have been reclassified to conform to the current presentation format.

2. Business Combinations. On February 20, 2001, we agreed to acquire New Era of Networks, Inc. (NEN), a publicly-traded leading e-Business application integration company, in a stock-for-stock transaction valued at $339.3 million. The total purchase price was determined as follows:

(In millions)
Issuance of  14.3 million Sybase shares            $318.0
NEN stock options assumed                            16.3
                                                   ------
Merger legal and accounting costs                     5.0
                                                   ------
Total Purchase Consideration                       $339.3
                                                   ======

Under the terms of the acquisition, each share of NEN common stock was converted into 0.3878 shares of Sybase common stock. The same conversion ratio was used to convert all outstanding NEN stock options to Sybase stock options.

The fair value of the common stock issued is based on the average closing price of the Sybase common stock on the two days before and after the acquisition was announced on February 20, 2001. The fair value of the NEN options assumed, which were exchanged for cash and Sybase options, was based on the Black-Scholes model using the following assumptions:

       -       Expected life of .25 to 3.5 years

       -       Expected volatility factor of 70.93%

       -       Risk-free interest rate of 6.18%

       -       Expected dividend rate of 0%

The estimated excess of the purchase price over the fair value of the net assets acquired is expected to be approximately $309.7 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed. Of the estimated

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


$309.7 million excess, $47.7 was allocated to developed technology, $9.0 million was allocated to assembled workforce, $1.2 million was allocated to stock based compensation, $18.5 million was allocated to in-process research and development and an estimated $233.3 million was allocated to goodwill. This allocation was based on a valuation prepared by an independent third-party appraiser. Included in goodwill is $23.2 million that was allocated to goodwill with an offsetting amount allocated to long-term deferred tax liability for the tax effect of the amortization on developed technology and assembled workforce, which is not deductible for tax purposes.

The amount allocated to in-process research and development was charged to expense as a non-recurring charge in the second quarter of 2001 since the in-process research and development had not yet reached technological feasibility and had no alternative future uses. The amounts allocated to the assembled workforce, the developed technology and the goodwill are being amortized on a straight-line basis over periods of 6 years, 4 years and 6 years, respectively.

On January 20, 2000, we acquired Home Financial Network (HFN), a privately-held Internet financial services company specializing in the development of customized e-Finance Web sites. HFN subsequently was renamed Financial Fusion, Inc. This transaction was accounted for as a purchase.

The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase as if the acquisition of NEN had occurred as of the beginning of 2001 and 2000, and the acquisition of HFN had occurred as of the beginning of 2000. The pro forma quarterly financial information gives effect to certain preliminary adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $18.5 million in in-process research and development acquired in the NEN acquisition and $8.0 million in in-process research and development acquired in the HFN transaction. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the three companies constituted a single entity during such periods.

                                                Nine                 Nine
                                               Months               Months
                                               Ended                 Ended
(In thousands, except per share data)          9/30/01              9/30/00
                                             -----------          -----------
Revenue                                      $   736,047          $   848,112

Net income (loss)                               (137,676)                 647

Basic net income (loss) per share                  (1.39)                0.01

Diluted net income (loss) per share (a)            (1.39)(a)             0.01

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On February 1, 2001, we acquired Sybase A/S, a privately-held distributor of Sybase products in Denmark, for approximately $3.5 million in cash. The acquisition was accounted for using the purchase method of accounting, and a significant portion of the purchase price was allocated to intangible assets. The results of operations of the Denmark entity have not been material in relation to those of our company as a whole and are included in the consolidated results of operations for periods subsequent to the acquisition date.

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

                                                     Three            Three         Nine             Nine
                                                     Months           Months        Months           Months
                                                     Ended            Ended         Ended            Ended
(In thousands, except per share data)               9/30/01          9/30/00       9/30/01          9/30/00
                                                   --------          -------      --------          -------
Net income (loss)                                  $ (7,105)         $16,513      $(31,669)         $36,614

Shares used in computing basic net
income (loss) per share                              99,376           88,279        93,368           87,636

Effect of dilutive securities - stock options            --            4,750            --            4,675
                                                   --------          -------      --------          -------

Shares used in computing diluted
net income (loss) per share                          99,376           93,029        93,368           92,311

Basic net income (loss) per share                  $  (0.07)         $  0.19      $  (0.34)         $  0.42
                                                   ========          =======      ========          =======

Diluted net income (loss) per share                $  (0.07)(a)      $  0.18      $  (0.34)(a)      $  0.40
                                                   ========          =======      ========          =======

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

                                     Three          Three          Nine           Nine
                                     Months         Months         Months         Months
                                     Ended          Ended          Ended          Ended
(In thousands)                       9/30/01        9/30/00        9/30/01        9/30/00
                                    --------       --------       --------       --------
Net income (loss)                   $ (7,105)      $ 16,513       $(31,669)      $ 36,614

Foreign currency translation
gains/(losses)                         9,360         (7,879)        (4,748)       (12,381)

Unrealized gains/(losses) on
marketable securities                   (328)            --            750             --
                                    --------       --------       --------       --------

Comprehensive income (loss)         $  1,927       $  8,634       $(35,667)      $ 24,233


5. New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 is expected to result in an increase in pre-tax net income of $60.4 million per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

6. Segment Information. We are organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

Our Enterprise Solutions Division (ESD) delivers products, technical support and professional services required to develop and maintain a variety of operational systems including e-Business infrastructures that allow enterprises to integrate external data, events and applications.

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


iAnywhere Solutions, Inc. (iAS), formerly the Mobile and Embedded Computing Division (MEC), is our subsidiary that provides solutions to deliver enterprise information and applications anywhere business transactions occur, including remote locations and on mobile and hand-held platforms. Our e-Business Division
(EBD) delivers an end-to-end e-Business platform, and enterprise application integration capabilities outside a company's "firewall" and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Financial Fusion, Inc. (FFI), formerly HFN, is our subsidiary that delivers turnkey Internet banking solutions to financial institutions. (See Note 2 -- Business Combinations).

We report our iAS and FFI subsidiaries and our ESD, EBD and BID divisions as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

EBD was created in the second quarter of 2001, and incorporates operations of NEN, certain products previously reported in ESD (primarily the Sybase Enterprise Portal), and certain products previously reported in the former Internet Application Division (IAD) (primarily Enterprise Application Server, PowerBuilder(R), PowerDesigner(R) and PowerJ(R)). IAD is no longer reported as a separate segment. We have restated all earlier periods reported to reflect the segment changes made in the second quarter of 2001.

Our Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments. Our CODM does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. We do not account for, or report to the CODM, our assets or capital expenditures by segment.

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the three months ended September 30, 2001 is presented below:

                                                                                                                        Consolidated
(In thousands)                               ESD           EBD           iAS         BID          FFI      Elimination       Total
                                          ---------      --------      -------     -------      --------      -------      --------
Revenues:
   License fees                           $  70,777      $  7,547      $10,550     $   931      $    808           --      $ 90,613
   Services                                 120,283        10,210          660         430         4,117           --       135,700
                                          ---------      --------      -------     -------      --------      -------      --------

Direct revenues from
  external customers                        191,060        17,757       11,210       1,361         4,925           --       226,313

Intersegment revenues                            68         8,782       11,970       3,041         2,380      (26,241)           --
                                          ---------      --------      -------     -------      --------      -------      --------

Total revenues                              191,128        26,539       23,180       4,402         7,305      (26,241)      226,313

Total allocated costs and
  expenses before amortization
  of goodwill and other purchased
  intangibles, write-off of
  in-process research and development
  and amortization of purchased
  technology                                158,584        36,421       15,716       8,158        12,210      (26,241)      204,848
                                          ---------      --------      -------     -------      --------      -------      --------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles,
  write-off of in-process research
  and development and amortization
  of purchased technology                    32,544        (9,882)       7,464      (3,756)       (4,905)          --        21,465

Amortization of goodwill and other
  purchased intangibles                       1,215         9,320           10         338         4,747           --        15,630

Amortization of purchased technology             --         2,981           --          --           750           --         3,731
                                          ---------      --------      -------     -------      --------      -------      --------
Operating income (loss) before
  unallocated costs                          31,329       (22,183)       7,454      (4,094)      (10,402)          --         2,104

Unallocated expense (primarily
  cost of restructuring)                                                                                                      7,027
                                                                                                                           --------
Operating loss                                                                                                              (4,923)

Interest income, interest expense
  and other, net                                                                                                              3,318
                                                                                                                           --------
Loss before income taxes                                                                                                  $  (1,605)
                                                                                                                           ========

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information for the three months ended September 30, 2000, as adjusted from the original presentation for the changes in the segments discussed above, is presented below:

                                                                                                                       Consolidated
(In thousands)                               ESD         EBD           iAS         BID          FFI      Elimination      Total
                                          --------     --------      -------     -------      --------      -------      --------
Revenues:
   License fees                           $ 91,493     $  4,765      $15,365     $   281      $  2,466           --      $114,370
   Services                                118,980          154          372         395         4,832           --       124,733
                                          --------     --------      -------     -------      --------      -------      --------

Direct revenues from
  external customers                       210,473        4,919       15,737         676         7,298           --       239,103

Intersegment revenues                          676        4,704        9,579       5,475         1,209      (21,643)           --
                                          --------     --------      -------     -------      --------      -------      --------

Total revenues                             211,149        9,623       25,316       6,151         8,507      (21,643)      239,103

Total allocated costs and
  expenses before amortization
  of goodwill and other purchased
  intangibles, write off of
  in-process research and development
  and amortization of purchased
  technology                               170,969       15,399       17,968       8,225        13,155      (21,643)      204,073
                                          --------     --------      -------     -------      --------      -------      --------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles,
  write Off of in-process research
  and development and amortization
  of purchased technology                   40,180       (5,776)       7,348      (2,074)       (4,648)          --        35,030

Amortization of goodwill and
  other purchased intangibles                1,520          983           21       1,173         4,410           --         8,107

Amortization of purchased
  technology                                   393           --           --          --           750           --         1,143
                                          --------     --------      -------     -------      --------      -------      --------

Operating income (loss) before
  unallocated costs                         38,267       (6,759)       7,327      (3,247)       (9,808)          --        25,780

Unallocated expense                                                                                                         2,324
                                                                                                                         --------

Operating income                                                                                                           23,456

Interest income, interest
  expense and other, net                                                                                                    6,007

Minority interest                                                                                                              24
                                                                                                                         --------

Income before income taxes                                                                                               $ 29,487
                                                                                                                         ========

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2001 is presented below:

                                                                                                                        Consolidated
(In thousands)                            ESD           EBD           IAS           BID           FFI      Elimination       Total
                                       ---------      --------      --------      --------      --------      -------      --------
Revenues:
   License fees                        $ 228,276      $ 17,820      $ 30,328      $  3,170      $  4,552           --      $284,146
   Services                              371,258        19,942         2,037         1,227        11,176           --       405,640
                                       ---------      --------      --------      --------      --------      -------      --------

Direct revenues from
  external customers                     599,534        37,762        32,365         4,397        15,728           --       689,786

Intersegment revenues                        538        20,856        31,212        12,732         4,376      (69,714)           --
                                       ---------      --------      --------      --------      --------      -------      --------

Total revenues                           600,072        58,618        63,577        17,129        20,104      (69,714)      689,786

Total allocated costs and
  expenses before amortization
  of goodwill and other
  purchased intangibles, write
  off of in-process research and
  development and amortization of
  purchased technology                   489,105        88,025        45,656        27,256        41,586      (69,714)      621,914
                                       ---------      --------      --------      --------      --------      -------      --------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles,
  write off of in-process research
  and development and amortization
  of purchased technology                110,967       (29,407)       17,921       (10,127)      (21,482)          --        67,872

Amortization of goodwill
  and other purchased intangibles          3,781        18,957            31         1,766        14,240           --        38,775

Write off of in-process
  research and development                    --        18,500            --            --            --           --        18,500

Amortization of purchased
  technology                                 524         5,598            --            --         2,250           --         8,372
                                       ---------      --------      --------      --------      --------      -------      --------

Operating income (loss) before
  unallocated costs                      106,662       (72,462)       17,890       (11,893)      (37,972)          --         2,225


Unallocated expense (primarily
  cost of Restructuring)                                                                                                     23,624
                                                                                                                           --------

Operating loss                                                                                                              (21,399)

Interest income, interest
  expense and other, net                                                                                                     12,232


Minority interest                                                                                                                (2)
                                                                                                                           --------

Loss before income taxes                                                                                                  $  (9,169)
                                                                                                                           ========

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of the segment financial information for the nine months ended September 30, 2000, as adjusted from the original presentation for the changes in the segments discussed above, is presented below:

                                                                                                                        Consolidated
(In thousands)                              ESD          EBD           iAS          BID          FFI       Elimination     Total
                                          --------     --------      -------     --------      --------      -------      --------
Revenues:
   License fees                           $275,061     $ 15,136      $38,351     $    476      $  6,887           --      $335,911
   Services                                352,120          380          858        1,028         9,626           --       364,012
                                          --------     --------      -------     --------      --------      -------      --------

Direct revenues from
  external customers                       627,181       15,516       39,209        1,504        16,513           --       699,923

Intersegment revenues                        1,479       16,552       27,578       12,483         2,954      (61,046)           --
                                          --------     --------      -------     --------      --------      -------      --------

Total revenues                             628,660       32,068       66,787       13,987        19,467      (61,046)      699,923

Total allocated costs and
  expenses before amortization
  of goodwill and other purchased
  intangibles, write off of
  in-process research and development
  and amortization of purchased
  technology                               511,565       51,153       49,100       24,578        34,334      (61,046)      609,684
                                          --------     --------      -------     --------      --------      -------      --------

Operating income (loss) before
  amortization of goodwill and
  other purchased intangibles, write
  off of in-process research and
  development and amortization
  of purchased technology                  117,095      (19,085)      17,687      (10,591)      (14,867)          --        90,239

Amortization of goodwill and
  other purchased intangibles                5,404        2,957           64        2,811        13,342           --        24,578

Write off of in-process
  research and development                      --           --           --           --         8,000           --         8,000

Amortization of purchased
  technology                                 1,179           --           --           --         2,083           --         3,262
                                          --------     --------      -------     --------      --------      -------      --------

Operating income (loss) before
  unallocated costs                        110,512      (22,042)      17,623      (13,402)      (38,292)          --        54,399

Unallocated expense                                                                                                          3,856
                                                                                                                          --------

Operating income                                                                                                            50,543

Interest income, interest
  expense and other,                                                                                                        14,815

Minority interest                                                                                                               24
                                                                                                                          --------

Income before income taxes                                                                                                $ 65,382
                                                                                                                          ========

7. Litigation. In January 2001, several class action lawsuits were filed in Federal District Court for the State of Colorado against NEN alleging violation of federal securities laws. Certain of NEN's current and former officers also are named as defendants. All cases were consolidated into a single case with a class period of October 18, 2000 to November 21, 2000. NEN has filed a motion to dismiss the case. There has been no discovery and no trial date has been set. NEN believes this class action lawsuit is without merit and intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on our financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

In May 2001, NEN and certain of its current and former officers reached a tentative settlement agreement with the plaintiffs in an earlier consolidated class action lawsuit that alleged violation of the federal securities laws and other claims. That action was filed in federal court in Colorado in July 1999 and asserts claims on behalf of purchasers of NEN's securities from April 21, 1999, through July 6, 1999. The Agreement of Settlement was filed with the Court on August 3, 2001 and is awaiting final approval from the Court. The settlement will have no material adverse affect on us. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

NEN also was involved in a trademark infringement and dilution case filed in June 1999 in Texas District Court for Bend County by NEON Systems, Inc. (NSI) over the use of the name "NEON." At the conclusion of a jury trial on June 1, 2001, the court issued a judgment against NEN for $14 million in actual damages and $25 million in punitive damages. In addition, the court issued an injunction against NEN's use of the "NEON" name. The action was settled on September 5, 2001. Key provisions of the settlement agreement provided for payment of $16.5 million to NSI and extended transition periods for NEN and certain of its resellers to discontinue use of the "NEON" name. Sybase has accrued for the settlement amount in its acquisition accounting for NEN.

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. We believe we have adequately accrued for these matters at September 30, 2001.

8. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding common stock in open market transactions from time to time, subject to price and other conditions. Through September 30, 2001, we have used $255.7 million under the repurchase program (of the $400 million authorized) to repurchase 15.5 million shares of our stock.

9. Restructuring. In April 2001, in connection with our acquisition of NEN and after announcement that our first quarter and 2001 revenues would be below expectations, we began to implement a restructuring plan that continued into the third quarter (the 2001 Plan). The 2001 Plan was aimed at eliminating certain personnel, assets and facilities, aligning our resources and streamlining our expenses. The goal of the plan was to align our cost structure with anticipated future revenues for the year.

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The 2001 Plan included estimated restructuring charges of $25.2 million during the quarter ended June 30, 2001, and estimated restructuring charges of $10.6 million during the quarter ended September 30, 2001. During the second quarter, we terminated the employment of approximately 400 employees, consolidated or closed more than 15 facilities worldwide, wrote down certain assets abandoned as a result of the office closures, and incurred various other expenses directly related to the 2001 Plan. During the third quarter, we terminated the employment of approximately 280 additional employees, consolidated or closed two additional facilities, wrote down certain assets abandoned as a result of office closures, and incurred various other expenses directly related to the 2001 Plan. The amounts included in the 2001 Plan through the third quarter of 2001 were as follows:

                                              Cash/
(Dollars in millions)                        Non Cash     Q2 2001    Q3 2001     Total
                                             --------      -----      -----      -----
Termination payments to employees
   and other related costs                     Cash        $10.1      $ 5.1      $15.2
Lease cancellations and commitments            Cash         14.2        3.8       18.0
Write-downs of:
   Property, equipment and Improvements      Non-cash        0.5        1.3        1.8
Other                                          Cash          0.4        0.1        0.5
                                                           -----      -----      -----
                                                           $25.2      $10.3      $35.5
                                                           =====      =====      =====

Termination payments to employees and other related costs

During the second quarter of 2001, we incurred a restructuring charge of $10.1 million for severance payments and other termination benefits provided to approximately 400 employees. During the third quarter of 2001, we incurred a restructuring charge of approximately $5.1 million for severance payments and other termination benefits provided to approximately 280 employees. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that amounts were determined and communicated to the affected employees.

Lease cancellations and commitments

During the second quarter of 2001, we incurred restructuring charges of $13.5 million for facilities consolidated or closed in Boulder, Colorado; Emeryville, California; Hartford, Connecticut; Englewood, Colorado; Milpitas, California; New York, New York; Southfield, Michigan; Watertown, Massachusetts; Westport, Connecticut; and Orem, Utah. We also incurred restructuring charges of $0.7 million for facilities consolidated or closed in Canada, the United Kingdom, Belgium, Spain and Sweden. During the third quarter of 2001, we incurred restructuring charges of $4.1 million for facilities consolidated or closed in Boston, Massachusetts, and in the United Kingdom. These offices were primarily used for the sale of Sybase software products, professional services and customer support, and in certain instances research and development. These restructuring charges reflect the remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the

                                  SYBASE, INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

During the third quarter of 2001, we terminated the employment of additional employees in the United Kingdom, which resulted in additional excess office space. As a result, we originally cancelled the lease on a small facility at a cost of $0.3 million. We have since identified a larger UK facility that we can abandon in favor of retaining the small facility. Accordingly, the original cost of $0.3 million relating to the lease cancellation for the smaller facility has been reversed from the restructuring reserve by a corresponding credit to operating expenses.

Write-downs of property, equipment and furniture

In the second and third quarters of 2001, we incurred restructuring charges of $0.5 million and $1.3 million, respectively, which were primarily related to the impairment of the carrying values of leaseholds and certain furniture attributable to facilities closed in connection with the restructuring. The assets were all taken out of service and held for disposal at the date the associated facility was closed.

Other

During the second quarter of 2001, we incurred a restructuring charge of $0.4 million associated with certain other restructuring related expenses, including legal costs associated with the severance of employees, travel and security costs associated with the termination of employees, and fees associated with the cancellation of certain obligations, and relocation expenses for certain terminated expatriates. During the third quarter of 2001, we incurred a restructuring charge of $0.1 million for professional fees associated with the restructuring.

The following table summarizes the activity related to the restructuring:

                                                                                          Accrued
                                                                                        liabilities
                                               Total     Amounts    Amounts    Amounts       at
(Dollars in millions)                         Charges     Paid    written-off reversed    9/30/01
                                               -----      -----      -----      -----      -----
Termination payments to employees
   and other related costs                     $15.2      $ 8.4         --         --      $ 6.8

Lease cancellations and commitments             18.3        1.4         --      $ 0.3       16.6

Costs related to the write-down of assets        1.8         --      $ 1.8         --         --

Other                                            0.5        0.2         --         --        0.3
                                               -----      -----      -----      -----      -----
                                               $35.8      $10.0      $ 1.8      $ 0.3      $23.7
                                               =====      =====      =====      =====      =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES
(DOLLARS IN MILLIONS)

                                       Three       Three                   Nine         Nine
                                       Months      Months                  Months       Months
                                       Ended       Ended       Percent     Ended        Ended      Percent
                                      9/30/01     9/30/00      Change     9/30/01      9/30/00      Change
                                      -------     -------      ------     -------      -------      ------
License fees                          $ 90.6       $114.4       (21%)      $284.2       $335.9      (15%)
    Percentage of total revenues          40%          48%                     41%          48%

Services                              $135.7       $124.7         9%       $405.6       $364.0       11%
    Percentage of total revenues          60%          52%                     59%          52%

Total revenues                        $226.3       $239.1        (5%)      $689.8       $699.9       (1%)

Total revenues for the three months ended September 30, 2001 decreased to $226.3 million as compared to $239.1 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, total revenues decreased to $689.8 million as compared to $699.9 million for the nine months ended September 30, 2000. NEN contributed approximately $6.3 million in license fees revenues and $18.2 million in services revenues to the total results for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, NEN contributed approximately $13.5 million in license fees revenues and $33.1 million in services revenues.

License fees revenues decreased 21 percent and 15 percent for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decrease in license fees revenues during the quarter and year-to-date is primarily due to a decrease in ESD revenues (primarily enterprise database products) and iAS revenues (primarily mobile database products).

Services revenues increased 9 percent and 11 percent for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Services revenues consist primarily of consulting, education and other services related to the development and deployment of applications using our software products, and product support and maintenance fees. The increase in services revenues is primarily due to an increase in product support and maintenance fees largely resulting from the acquisition of NEN.

Services revenues as a percentage of total revenues increased to 60 percent and 59 percent for the three and nine months ended September 30, 2001, respectively, as compared to 52 percent for in each of the three and nine months ended September 30, 2000.

GEOGRAPHICAL REVENUES
(DOLLARS IN MILLIONS)

                                         Three        Three                   Nine         Nine
                                         Months       Months                  Months       Months
                                         Ended        Ended       Percent     Ended        Ended      Percent
                                        9/30/01      9/30/00      Change     9/30/01      9/30/00      Change
                                        -------      -------      ------     -------      -------      ------
North American                           $132.2       $148.3       (11%)      $403.3       $429.3        (6%)
    Percentage of total revenues             58%          62%                     58%          61%

International
    European                             $ 60.4       $ 57.1         6%       $183.0       $178.8         2%
       Percentage of total revenues          27%          24%                     27%          26%

    Intercontinental                     $ 33.7       $ 33.7         *        $103.5       $ 91.8        13%
       Percentage of total revenues          15%          14%                     15%          13%

Total International                      $ 94.1       $ 90.8         4%       $286.5       $270.6         6%
    Percentage of total revenues             42%          38%                     42%          39%

Total revenues                           $226.3       $239.1        (5%)      $689.8       $699.9        (1%)

---------------

* Not meaningful

North American revenues (United States, Canada and Mexico) decreased 11 percent and 6 percent for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. International revenues increased 4 percent and 6 percent for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. European revenues increased 6 percent and 2 percent for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Intercontinental revenues (Japan, Asia Pacific and Latin America, excluding Mexico) remained flat for the three months ended September 30, 2001, and increased 13 percent for the nine months ended September 30, 2001, as compared to the same periods in 2000. The decrease in North America revenues was primarily attributable to a decrease in license fees revenues in certain ESD and iAS product lines, partially offset by an increase in EBD license fees and services revenues. The increase in European revenues for the three months ended September 30, 2001 was primarily related to an increase in services revenues and an increase in license fees revenues from certain FFI product lines, offset by a decrease in license fees revenues from certain iAS product lines. The increase in European revenues for the nine months ended September 30, 2001 was primarily related to an increase in services revenues and license fee revenues from certain FFI product lines, offset by a decrease in license fees revenues from certain EBD and iAS product lines. The increase in Intercontinental revenues for the nine months ended September 30, 2001 was primarily attributable to an increase in license fees revenues associated with certain ESD, iAS and BID product lines and an increase in services revenues. The increase in Intercontinental revenues for the three months ended September 30, 2001 was primarily attributable to an increase in services revenues partially offset by a decrease in license fees revenues attributable to certain ESD product lines.

International revenues comprised 42 percent of total revenues for each of the three and nine month periods ended September 30, 2001, up from 38 percent and 39 percent for the same periods in 2000. Outside the U.S., most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three and nine months ended September 30, 2001 and 2000. Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see "Future Operating Results", below, and "Quantitative and Qualitative Disclosures of Market Risk," Part I, Item 3.

COSTS AND EXPENSES
(DOLLARS IN MILLIONS)

                                                   Three        Three                    Nine         Nine
                                                   Months       Months                   Months       Months
                                                   Ended        Ended         Percent    Ended        Ended         Percent
                                                  9/30/01      9/30/00        Change    9/30/01      9/30/00        Change
                                                  -------      -------        ------    -------      -------        ------
Cost of license fees                              $ 11.4       $ 11.4            *      $ 31.4       $ 32.9           (5%)
    Percentage of license fees revenues               13%          10%                      11%          10%

Cost of services                                  $ 59.7       $ 60.9           (2%)    $184.0       $183.1            1%
    Percentage of services revenues                   44%          49%                      45%          50%

Sales and marketing                               $ 82.9       $ 84.6           (2%)    $251.6       $251.8            *
     Percentage of total revenues                     37%          35%                      36%          36%

Product development and engineering               $ 30.8       $ 35.8          (14%)    $ 93.9       $ 98.9           (5%)
     Percentage of total revenues                     14%          15%                      14%          14%

General and administrative                        $ 20.1       $ 14.8           35%     $ 56.7       $ 50.1           13%
     Percentage of total revenues                      9%           6%                       8%           7%

Amortization of goodwill and other purchased
  intangibles                                     $ 15.6       $  8.1           93%     $ 38.8       $ 24.6           58%

     Percentage of total revenues                      7%           3%                       6%           4%

In-process research and development                   --           --            *      $ 18.5       $  8.0          131%
     Percentage of total revenues                     --           --                        3%           1%

Stock compensation expense                            .5           --            *          .8           --            *
     Percentage of total revenues                      *           --                        *           --

Cost of restructuring                               10.3           --            *        35.5           --            *
     Percentage of total revenues                      5%          --                        5%          --

---------------

* Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of purchased software and capitalized software development costs, and third-party royalty costs. These costs were $11.4 million and $31.4 million for the three and nine months ended September 30, 2001, respectively, as compared to $11.4 million and $32.9 million for the same periods in 2000. Such costs were 13 percent and 11 percent of license fees revenue for the three and nine months ended September 30, 2001, respectively, as compared to 10 percent for the same periods in 2000. The decrease in the cost of license fees for the nine months ended September 30, 2001 was primarily due to decreases in royalties payable to third parties and the amortization expense associated with capitalized software, partially offset by the amortization of technology acquired in the NEN transaction. Amortization of capitalized software costs included in cost of license fees was $4.9 million and $12.9 million for the three and nine months ended September 30, 2001, respectively, as compared to $6.0 million and $17.4 million for the same periods in 2000. The decrease in amortization of capitalized software costs was primarily due to certain EBD and ESD products that became fully amortized at the end of 2000.

Cost of Services. Cost of services consists primarily of maintenance, consulting and education expenses and, to a lesser degree, services-related product costs (media and documentation). These costs were $59.7 million and $184.0 million for the three and nine months ended September 30, 2001, respectively, as compared to $60.9 million and $183.1 million for the same periods in 2000. These costs were 44 percent and 45 percent of services revenues for the three and nine months ended September 30, 2001, respectively, as compared to 49 percent and 50 percent for the same periods in 2000. The cost of services of NEN included in the results for the three and nine months ended September 30, 2001, were $6.6 million and $13.6 million, respectively. The decrease in cost of services in absolute dollars for the three month period ended September 30, 2001 was primarily due to a reduction in consulting personnel under the 2001 Plan, partially offset by an increase in the costs associated with third party consultants. The increase in cost of services in absolute dollars for the nine months ended September 30, 2001, was primarily due to increases in third party consulting expense, partially offset by a reduction in the number of consulting personnel under the 2001 Plan.

Sales and Marketing. Sales and marketing expenses decreased 2 percent to $82.9 million for the three months ended September 30, 2001 as compared to $84.6 million for the three months ended September 30, 2000. Sales and marketing expenses decreased slightly to $251.6 million for the nine months ended September 30, 2001 as compared to $251.8 million for the nine months ended September 30, 2000. The sales and marketing expenses of NEN included in the three and nine months ended September 30, 2001 results were $6.7 million and $15.5 million, respectively. Sales and marketing costs were 37 percent and 36 percent of total revenues for the three and nine months ended September 30, 2001, respectively, as compared to 35 percent and 36 percent for the same periods in 2000. The decrease in sales and marketing expenses in absolute dollars for the three and nine months ended September 30, 2001 was primarily due to a decrease in sales commissions resulting from lower license fees revenues and a decrease in certain allocated common costs, partially offset by an increase in sales expenses associated with NEN.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 14 percent to $30.8 million for the three months ended September 30, 2001 as compared to $35.8 million for the three months ended September 30, 2000. Overall product development and engineering expenses decreased 5 percent to $93.9 million for the nine months ended September 30, 2001, compared to $98.9 million for the nine months ended September 30, 2000. The product development and engineering costs of NEN included in the results for the three and nine months ended September 30, 2001, were $7.7 million and $15.8 million, respectively. Product development and engineering costs as a percentage of total revenues were 14 percent for the three and nine months ended September 30, 2001 as compared to 15 percent and 14 percent for the same periods in 2000. The decrease in product development and engineering expenses in absolute dollars for the three and nine months ended September 30, 2001 was primarily due to an increase in capitalized software development costs, a decrease in certain research and development expenses due to a greater percentage of research and development personnel employed in lower cost facilities, and a decrease in allocated common costs, partially offset by costs attributable to NEN's product development and engineering efforts.

We capitalized approximately $12.8 million and $25.7 million of software development costs for the three and nine months ended September 30, 2001, respectively, as compared to $5.5 million and $14.1 million for same periods in 2000. For the nine months ended September 30, 2001, capitalized software costs included costs incurred for the development of the Enterprise Portal 3.0, Adaptive Server(R) Enterprise 12.5 and 14.0, Adaptive Server(R) IQ 12.4.3, PowerBuilder 8.0, DirectConnect(TM) 12.5 and 14.0, MainframeConnect(TM) 12.5 and 14.0, Replication Server(R) 12.5., certain NEN adapters, and SQL Anywhere(R) 8.0.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $20.1 million and $56.7 million for the three and nine months ended September 30, 2001, respectively, as compared to $14.8 million and $50.1 million for the same periods in 2000. The general and administrative costs of NEN included in the results for the three and nine months ended September 30, 2001, were $3.3 million and $6.6 million, respectively. General and administrative expenses represented 9 percent and 8 percent of total revenues for the three and nine months ended September 30, 2001, respectively, as compared to 6 percent and 7 percent for the same periods in 2000. The increase in general and administrative expenses in absolute dollars and as a percentage of total revenues for both comparable periods is primarily due to the costs associated with the acquisition of NEN.

We allocate various common costs including certain legal expenses, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles were $15.6 million and $38.8 million for the three and nine months ended September 30, 2001, respectively, as compared to $8.1 million and $24.6 million for the same periods in 2000. These costs represented 7 percent and 6 percent of total revenues for three and nine months ended September 30, 2001, respectively, as compared to 3 percent and 4 percent for the same periods in 2000. The increase in absolute dollars and as a percentage of total revenues for both comparable periods was primarily due to the amortization of goodwill and other acquired intangibles arising from the NEN acquisition.

In-process Research and Development. In connection with the acquisition of NEN, we allocated $18.5 million of the $339.3 million purchase price to in-process research and development. The amounts allocated to in-process research and development were written off during the quarter ended June 30, 2001. As part of the process of analyzing this acquisition, the decision was made to acquire technology, including technology in the process of being designed and qualified, rather than to develop the technology internally. This decision was based on factors such as the amount of internal expertise, time and cost it would take to bring the technology to market.

NEN technologies enable e-Business and operational applications to share critical information. NEN's software solutions support integration of Internet and core business packaged applications, application server platforms, industry standard protocols, and proprietary systems. As of February 20, 2001 (the "acquisition date") NEN was undergoing development efforts to release the next version of e-Biz Integrator(TM), Process Server(TM), adapters, and emerging products (such as Open Business Interchange(SM)). These development efforts were all proprietary, internal projects. At the acquisition date, the in-process research and development projects had not yet reached technological feasibility, and had no alternative future uses.

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

Due to the complexity and specialized features of the acquired research and development, the technologies under development could only be economically used for their specific and intended purposes in the e-business integration industry. The features and functions of the products were being developed for specific purposes, and if NEN failed in its efforts, no alternative economic value would result from these efforts. Accordingly, the value allocated to projects that had not reached technology feasibility was immediately expensed at the acquisition date.

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

Revenue estimates in this context were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. This analysis included the revenues projected to result from the expected evolution of the technology over time.

Operating expenses used in our analysis included selling, general and administrative and research and development. These expenses were based on an overall analysis of the business enterprise.

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

NEN expected to achieve a target margin of approximately 37 percent from its in-process products. Profitability was expected to be significantly lower in the first years of the products' lifecycle compared to the later years due to higher level of sales and marketing expense in the earlier years as a percentage of revenue. The financial forecasts included only results that were expected to be generated by NEN on a standalone basis, and did not take into consideration synergies resulting from the company's acquisition by Sybase.

To properly analyze the research and development efforts that had been accomplished as of the date of acquisition, and to exclude the completion of development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only those accomplishments completed as of the acquisition date. The relative contribution made by the completed research and development efforts was assessed based on a variety of factors including absolute development time, costs incurred to date, management estimates, a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts, and the associated risks. NEN's in-process research and development projects were estimated to be between 30 percent and 55 percent complete as of the acquisition date.

Development of the majority of the in-process technologies began in early 2000 and was substantially completed in the fall of 2001. At the acquisition date, approximately 278 engineers were engaged in the development of NEN's in-process technologies. Completion of these projects is expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn the technologies into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved. Actual results to date have been consistent in all material respects with our assumptions at the time of the acquisition.

In connection with the acquisition of HFN in the six months ended June 30, 2000, we allocated $8.0 million of the $167.6 million purchase price to in-process research and development. This in-process research and development was written off as a one-time expense during the three month period ended March 31, 2000.

Stock compensation expense. Stock compensation expense reflects non-cash compensation expense associated with restricted stock granted to certain individuals in the three months ended June 30, 2001, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN.

Costs of Restructuring. The information required by this item is incorporated by reference to Note 9 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

OPERATING INCOME (LOSS)
(DOLLARS IN MILLIONS)

                                           Three        Three                   Nine         Nine
                                           Months       Months                  Months       Months
                                           Ended        Ended     Percent       Ended        Ended      Percent
                                          9/30/01      9/30/00    Change       9/30/01      9/30/00     Change
                                          -------      -------    ------       -------      -------     ------
Operating income (loss)                    $(4.9)       $23.5       (121%)      $(21.4)      $50.5       (142%)
    Percentage of total revenues              (2%)         10%                     (3%)          7%

Operating income exclusive of cost of
restructuring                              $ 5.4        $23.5        (77%)      $14.1        $50.5        (72%)

    Percentage of total revenues               2%          10%                      2%           7%

Operating income (loss) was $(4.9) million and $(21.4) million for the three and nine months ended September 30, 2001, respectively, compared to operating income of $23.5 million and $50.5 million for the same periods in 2000. Operating income exclusive of cost of restructuring, was $5.4 million and $14.1 million for the three and nine months ended September 30, 2001. The decrease in operating income for all comparable periods is primarily due to the decrease in license fees revenues and the increase in operating expenses including expenses associated with the amortization of goodwill and other purchased intangibles, the $18.5 million write-off of in-process research and development relating to the acquisition of NEN, and the restructuring charges, partially offset by the increase in services revenues.

OTHER INCOME (EXPENSE), NET
(DOLLARS IN MILLIONS)

                                      Three        Three                  Nine         Nine
                                      Months       Months                 Months       Months
                                      Ended        Ended      Percent     Ended        Ended      Percent
                                     9/30/01      9/30/00     Change     9/30/01      9/30/00     Change
                                     -------      -------     ------     -------      -------     ------
Interest income                       $ 4.1        $ 4.8         (14%)    $13.3        $13.1           1%
    Percentage of total revenues          2%           2%                     2%           2%

Interest expense and other, net       $(0.8)       $ 1.2        (164%)    $(1.1)       $ 1.7        (161%)
    Percentage of total revenues          *            1%                     *            *

Minority interest                       0.0        $ 0.0           *      $ 0.0        $ 0.0           *
    Percentage of total revenues          *            *                      *            *

---------------

* Not meaningful

Interest income decreased 14 percent to $4.1 million for the three months ended September 30, 2001 as compared to $4.8 million for the three months ended September 30, 2000. Interest income increased 1 percent to $13.3 million for the nine months ended September 30, 2001 as compared to $13.1 million for the nine months ended September 30, 2000. Interest income consists primarily of interest earned on investments. The decrease in interest income for the three months ended September 30, 2001 is primarily due to the decrease in the average invested cash balances.

Interest expense and other, net was $(0.8) million and $(1.1) million for the three and nine months ended September 30, 2001, respectively, compared to $1.2 million and $1.7 million for the same periods in 2000. Interest expense and other, net consists primarily of gains and losses resulting from our foreign currency transactions and related hedging activities, including the cost of hedging foreign currency exposures, interest expense on capital lease obligations, and bank fees.

PROVISION FOR INCOME TAXES
(DOLLARS IN MILLIONS)

                                   Three         Three                         Nine           Nine
                                   Months        Months                        Months         Months
                                   Ended         Ended         Percent         Ended          Ended        Percent
                                  9/30/01       9/30/00        Change         9/30/01        9/30/00        Change
                                  -------       -------        -------        -------        -------       -------
Provision for income taxes         $ 5.5         $13.0           (58%)         $22.5         $28.8           (22%)

We recorded income tax provisions of $5.5 million and $22.5 million for the three and nine months ended September 30, 2001, respectively, as compared to $13.0 million and $28.8 million for the same periods in 2000. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and certain foreign withholding taxes on revenues.

We had net deferred tax assets of $43.2 million at September 30, 2001. The deferred tax assets were net of a valuation allowance of $49.3 million. Realization of our net deferred tax assets depends generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, and any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

NET INCOME (LOSS) PER SHARE
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE DATA)

                                                  Three         Three                     Nine          Nine
                                                  Months        Months                    Months        Months
                                                  Ended         Ended       Percent       Ended         Ended       Percent
                                                 9/30/01       9/30/00      Change       9/30/01       9/30/00       Change
                                                 -------       -------      -------      -------       -------      -------
Net income (loss)                                $ (7.1)       $ 16.5         (143%)      $(31.7)       $ 36.6       (186%)
    Percentage of total revenues                     (3%)           7%                        (5%)           5%

Basic net income (loss) per share                $(0.07)       $ 0.19         (137%)      $(0.34)       $ 0.42       (181%)

Diluted net income (loss) per share              $(0.07)       $ 0.18         (139%)      $(0.34)       $ 0.40       (185%)

Shares used in computing basic net income
(loss) per share                                   99.4          88.3           13%         93.4          87.6          7%

Shares used in computing diluted net income
(loss) per share                                   99.4          93.0            7%         93.4          92.3          1%

----------------

* Not meaningful

We reported a net loss of $(7.1) million and $(31.7) million for the three and nine months ended September 30, 2001, respectively, as compared to net income of $16.5 million and $36.6 million for the same periods in 2000. The decrease in net income for both comparable periods is related to an increase in operating expenses, primarily restructuring costs, the amortization of goodwill and other intangibles attributable to the NEN acquisition and the write-off of in-process research and development. The decrease in net income for the three months ended September 30, 2001 is also attributable to the decrease in total revenues. Basic net loss per share was $(0.07) and $(0.34) for the three and nine months ended September 30, 2001, respectively, as compared to basic net income per share of $0.19 and $0.42 for the same periods in 2000. Diluted net loss per share was $(0.07) and $(0.34) for the three and nine months ended September 30, 2001, respectively, as compared to diluted net income per share of $0.18 and $0.40 for the same periods in 2000. Shares used in computing basic net income (loss) per share increased 13 percent and 7 percent for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000 due primarily to the shares issued for the acquisition of NEN, the exercise of employee stock options, and the increase of shares outstanding under the employee stock purchase plan, offset by repurchased shares. Shares used in computing diluted net income (loss) per share increased 7 percent and 1 percent for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000 primarily for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES
(DOLLARS IN MILLIONS)

                                                          Nine        Nine
                                                          Months      Months
                                                          Ended       Ended        Percent
                                                         9/30/01     9/30/00       Change
                                                          ------      ------       ------
Working capital                                           $142.4      $103.2           38%

Cash, cash equivalents and cash investments               $321.0      $344.4           (7%)

Net cash  provided by operating activities                $ 44.7      $ 99.5          (55%)

Net cash provided by (used for) investing activities      $ 33.6      $(72.1)           *

Net cash used for financing activities                    $ 75.1      $ 35.6          111%

------------

* Not meaningful

Net cash provided by operating activities decreased 55 percent, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease in net cash provided by operating activities is primarily due to a decrease in net income, deferred revenue and accrued liabilities partially offset by collections of accounts receivable and an increase in non-cash expenses relating to amortization, depreciation and the write-off of in-process research and development. Days sales outstanding in accounts receivables was 68 days for the quarter ended September 30, 2001 compared to 75 days for the quarter ended September 30, 2000.

Net cash provided by investing activities was $33.6 million for the nine months ended September 30, 2001, compared to net cash used of $72.1 million for the same period in 2000. The increase in cash provided by investing activities was primarily due to net cash gained from business combinations, primarily in connection with the NEN acquisition, compared to net cash used, primarily in connection with the HFN acquisition, for the same period last year. In addition, cash was generated from the sale and maturity of cash investments during the nine months ended September 30, 2001, compared to a net cash investment in such securities during the nine months ended September 30, 2000. During 2001, investing activities also included $9.4 million in restricted cash for leasehold improvements in our new facility in Dublin, California.

Net cash used for financing activities for the nine months ended September 30, 2001 was $75.1 million compared to $35.6 million in the same period for 2000. The increase in cash used for financing activities was primarily the result of an increase in the cash used to repurchase our common stock during the nine months ended September 30, 2001, compared to the cash used for a similar purpose during the same period in 2000.

During the nine months ended September 30, 2001, we repurchased 6.1 million shares of our common stock for $102.6 million pursuant to the Board of Directors' authorization. For additional information regarding our repurchase program, see Note 8 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2001, we had identifiable assets totaling $173.8 million associated with our European operations and $80.7 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in "Accumulated other comprehensive loss" under "Stockholders' equity" on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see "Qualitative and Quantitative Disclosure of Market Risk," Part I, Item 3).

We had no significant commitments for capital expenditures at September 30, 2001, excluding $9.4 million in restricted cash already set aside for leasehold improvements associated with the move to our new Dublin, California facility. We believe that we have the financial resources needed for the foreseeable future to meet our presently anticipated business requirements, including capital expenditures and strategic operating programs.

FUTURE OPERATING RESULTS

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report, including those regarding forward-looking statements set forth on Page 3 of this Report.

Stock Price Volatility

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general has been highly volatile, and the trading price of our Common Stock has fluctuated widely in recent years. The stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports regarding our company and other high technology companies, market acceptance of our products, services and pricing policies, the activities of our competitors, acquisitions of other businesses and technologies and other events, including acts of war and other related events stemming from the September 11, 2001 terrorist attacks on the World Trade Center in New York.


Revenue Related Factors

The timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. Historically, our license fees revenues have tended to decline between the fourth quarter of one year and the first quarter of the following year. This has contributed to lower total revenues and earnings in the first quarter compared to the preceding fourth quarter. We currently anticipate that this seasonal pattern will continue.

Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded 50% to 70% of our quarterly revenues in the last month of each quarter, particularly during the final two weeks of that month. Our customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders from a customer at the very end of a quarter could materially and adversely impact our results of operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since we strive to align our cost structure with anticipated future revenues on an ongoing basis, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period, as occurred in the second and third quarters of this year, and in the first and fourth quarters of 1998.

In North America, we currently ship most of our products from our California distribution facility. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at this distribution facility at that time (due to natural calamity, acts of war, governmental intervention or systems failure, for example) could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

Competition

The market for our products and services is extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the emergence of the e-Business marketplace. We have numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, as well as smaller highly aggressive firms. Many of these companies may have greater financial, technical, sales, and marketing resources, and certain of these companies have larger installed bases se. In addition, our competitors' advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop new customers and new products, enhance existing products and retain competitive pricing policies in a timely manner. Our failure to compete successfully with new or existing competitors could have a material adverse impact on our business, and on the market price of our stock.

Product Development

Increasing widespread use of the Internet may significantly alter how we do business in the future. This, in turn, could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices.

In March 2001, we began shipping the latest version of Sybase Enterprise Portal, the industry's first enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN, we gained the ability to offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. As a general matter, deployment of enterprise portals has increased dramatically in recent years, and we believe that increasing demand for enterprise portal solutions will enhance our revenues and profitability. However, if the market does not continue to develop as anticipated, or if our Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.

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

Divisional Sales Model

We are organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams. This structure is intended to enhance overall revenues and profitability by providing increased focus on our key markets. In January 2000, the acquisition of HFN (now FFI) increased our focus on the financial services vertical market. In May 2000, we announced the launch of iAS, a subsidiary formed to continue the business of the former MEC division in mobile, wireless and embedded products and services. EBD was created in the second quarter of 2001, and consists of the operations of our wholly owned subsidiary, NEN, along with certain products previously in the ESD segment and certain products previously in the former IAD segment. For more information regarding our divisional sales model, see Note 6 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

International Operations

We derive a substantial portion of our revenues from our international operations. In the third quarter of 2001, these revenues represented 42% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "Quantitative and Qualitative Disclosures of Market Risk -- Foreign Exchange Risk", Part I, Item 3, incorporated here by reference.

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

Other factors that could affect aspects of our international operations include:

       -       Changes in political, regulatory, or economic conditions

       -       Changes or limitations in trade protection laws

       -       Changes in tax treaties or laws favorable to Sybase

       -       Natural disasters, political unrest and acts of war

Intellectual Property

Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. Also, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims. For information about material litigation involving trademark infringement claims, see Note 7 to the Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

In the past, third parties have claimed that our products violated their patents or other proprietary rights. It is possible that such claims will be asserted in the future. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company's business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

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

In recent years, we have experienced a number of changes in our Board of Directors and in our executive management team. For example, in July 2001, Richard Moore joined us as Senior Vice President and General Manager of our newly created v-Business Group. In connection with our acquisition of NEN in the second quarter of 2001, George F. (Rick) Adam, the CEO of NEN, became Senior Vice President and General Manager of our new e-Business Division, and subsequently resigned in October 2001. These and other changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Additionally, further changes in Board membership could affect the Company's current strategic business plans.

Acquisitions and Strategic Relationships

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and will likely continue to do so in the future. For a further discussion of our recent acquisitions, see Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date. A transition period for conversion to this new currency ends on January 1, 2002. To date, there has been no significant impact on our worldwide operations caused by the adoption of the Euro. The introduction and the use of the Euro has not materially affected, and is not expected to affect in the future, our foreign exchange activities, our use of derivatives and other financial instruments, or result in any material cost to us. We will continue to assess the impact of the introduction of the Euro currency.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as more fully described on Page 3 of this Report.

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2001 was immaterial to our consolidated financial statements.

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


We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders' equity, net of tax. Unrealized gains and losses at September 30, 2001 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2000.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

       None.

       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended September 30, 2001.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2001

                                      SYBASE, INC.


                                      By /s/ PIETER VAN DER VORST
                                         ---------------------------------------
                                      Pieter Van der Vorst
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)




                                      By /s/ MARTIN J. HEALY
                                         ---------------------------------------
                                      Martin J. Healy
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)