Form 10-K
period 2001-12-31
SYBASE INC
filed 2002-04-01
CIK 768262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

                 5000 HACIENDA DRIVE, DUBLIN, CALIFORNIA 94568
             (Address of principal executive offices and Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 236-5000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 22, 2002, as reported on the New York Stock Exchange, was approximately $17.23. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 22, 2002, Registrant had 98,742,437 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K PARTS                      DOCUMENT INCORPORATED BY REFERENCE
---------------                      ----------------------------------
III                     Definitive Proxy Statement for the Annual Meeting of
                        Stockholders to be held May 23, 2002 (to be filed within 120 days of Registrant's fiscal year ended December 31, 2001)

                           FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries ("Sybase", the "Company," "we" or "us") to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products, risks inherent in completing the acquisition of other companies, the ability to integrate acquired companies into our business, and other risks detailed from time to time in our Securities and Exchange Commission filings.

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

                                     PART I

ITEM 1.  BUSINESS

     Sybase is the enterprise infrastructure company that bridges heterogeneous technologies. We are one of the largest independent software companies in the world with an industry-leading Enterprise Portal (EP), mobile and wireless solutions, essential integration products, high performance database management systems, and solutions in such vertical markets as financial services, telecommunications, healthcare and the public sector. Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991. Our business is organized into five principal operating divisions, two of which are majority owned subsidiaries.

     - Enterprise Solutions Division (ESD) products and solutions let enterprises integrate, move and manage very large amounts of data and applications across diverse computing environments. ESD also provides technical support and professional services required by businesses to develop and maintain operational systems, including e-Business infrastructures.

     - e-Business Division (eBD) integrates our core technology with emerging solutions to offer advanced e-Business technology. It is comprised of Sybase's flagship Enterprise Portal product, tools for personalization, globalization, integration, high security, plus Sybase's historical infrastructure expertise. eBD focuses on products from our former Internet Applications Division (IAD) and certain products formerly within ESD and New Era of Networks, Inc. (NEN), a wholly owned subsidiary which we acquired in April 2001.

     - iAnywhere Solutions, Inc. (iAS) products and solutions extend enterprise systems to remote and wireless devices to enable e-Business and m-Business (mobile business) anywhere, anytime. iAS is a majority owned subsidiary that continues the business of our former Mobile and Embedded Computing (MEC) division.

     - Business Intelligence Division (BID) products and solutions let businesses consolidate and analyze large amounts of information from data warehouses and data marts to facilitate better decision making and gain a competitive edge in sales and marketing, customer satisfaction, trend and risk analysis, and other mission-critical areas.

     - Financial Fusion, Inc. (FFI) provides enterprise-class e-Finance solutions to the world's leading financial institutions, fusing applications and middleware on a single, integrated platform. FFI builds complete financial destinations for banking, and straight-through processing (STP) solutions for capital markets. All solutions run on the Financial Fusion Server(TM), a 100% Java based, multi-tier architecture, built to open standards. FFI is a majority owned subsidiary created to carry on the business of Home Financial Network, Inc. (HFN), which we acquired in January 2000, and to focus on certain products formerly within our NEN subsidiary.

     A summary of financial results for these divisions and subsidiaries is found in Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

CUSTOMERS

     Our customers are primarily Fortune 1000 companies in North America and their equivalents in other geographic regions. Our primary markets include financial services, insurance, telecommunications, healthcare, defense and government agencies. No single customer accounted for more than 10% of total revenues during 2001, 2000 or 1999. The following were among our customers during 2001:

     - One of the world's largest cable and wire manufacturers using Sybase's ENTERPRISE PORTAL to provide personalized information, single sign on, and specially tailored security to aggregate an e-commerce site, the company's Intranet, various standalone customer tools, and subscriber content.

     - A leading home improvement retailer using ADAPTIVE SERVER(R) ENTERPRISE to efficiently manage and share data, and reduce overall operating costs throughout an aggressive store expansion plan.

     - The UK's largest electricity supplier and second largest gas supplier using INDUSTRY WAREHOUSE STUDIO(TM) as the infrastructure for a sophisticated analytic data warehouse allowing implementation of targeted marketing programs that generated thousands of new customers a week.

     - A high-profile department within the U.S. military using SQL ANYWHERE(R) STUDIO to create a powerful and easy-to-use inventory application running on handheld devices -- saving $2,000 per mobile device and reducing inspection man hours by 50%.

     Our products are available on hardware platforms manufactured by Compaq, Hewlett-Packard, IBM, Sun Microsystems and others. We also make products that connect these platforms to other hardware platforms with large installed bases. Our products are also available for a wide range of operating systems including various UNIX environments, Windows, Windows NT, and Linux. A description of the principal products of each subsidiary and division follows:

  eBUSINESS DIVISION (eBD)

     Sybase(R) Enterprise Portal (EP) is an extensible portal environment that meets next-generation e-Business requirements, with powerful capabilities for extending the enterprise to trading partners and expanding its reach to mobile workers.

     Sybase(R) EAServer is a highly scalable, robust application server for e-portal and Internet business solutions. It provides best-of-class transaction and security management and high availability, enabling customers to support highly trafficked Web sites.

     New Era of Networks(R) e-Business Integration Servers is a suite of high-powered, e-Business integration software designed to provide the brains and muscle needed to help businesses make the transition from "bricks to clicks", connecting core operational systems and Web-interfacing applications for seamless, effective integration.

     New Era of Networks(R) Process Server is an XML-based business process design tool and execution server. It helps companies integrate new and existing IT systems into a cohesive business process flow that speeds response times, improves efficiency and reduces operational costs.

     PowerDesigner(R) is the industry's first design tool with an enterprise-class repository that simplifies UML object modeling and data modeling, including Java and XML.

  ENTERPRISE SOLUTIONS DIVISION (ESD)

     Adaptive Server(R) Enterprise (ASE) is an information management system and portal-ready database designed to support the demanding requirements of both traditional and e-Business mission-critical applications. ASE delivers unique features for increased developer productivity, continuous availability of mission-critical applications and integration of disparate operational systems, thus enabling the efficient and rapid delivery of e-Business applications for the global economy.

     Replication Server(R) and Replication Agent(TM) allow remote sites to share data from a primary data site, and to automatically receive updated data from the primary site. Replication Server uses "store-and-forward asynchronous replication" that monitors and copies changes made at the primary data site, then automatically forwards those changes to all replicated sites. Sybase replication technology offers an innovative practical architecture for building cost-effective, high-performance, robust distributed systems, and supplies a flexible approach to information delivery that can rapidly adapt to changing business needs.

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

     Enterprise Event Broker enables custom applications to transmit information to other applications within the enterprise. Event Broker completely automates the capture and delivery of business events while giving customers the flexibility to define the mapping between events to better meet the needs of their enterprise requirements.

  iANYWHERE SOLUTIONS (iAS)

     SQL Anywhere(R) Studio with MobiLink and UltraLite(TM) is the industry-leading mobile database for use on workgroup servers, laptops and handheld devices, and supports applications used by single or multiple users. The UltraLite deployment option minimizes memory and system requirements for applications found in devices such as smart phones and intelligent appliances. SQL Anywhere Studio technology allows scalable bidirectional synchronization of e-Business information between enterprise systems and remote devices. This means that mobile users can send and receive critical data ensuring that up-to-date information is always available at their fingertips and at the head office.

     iAnywhere(TM) Wireless Server is a scalable and reliable wireless application server that provides data synchronization, messaging, content and session management to extend e-Business to wireless devices. It is also a gateway for secure wireless connectivity between IT and communications networks (such as cellular networks and packet radio networks). By providing "always available" access to corporate information even when a network connection is unavailable, the iAnywhere Wireless Server enables organizations to transform their business for the wireless revolution.

  BUSINESS INTELLIGENCE DIVISION (BID)

     Adaptive Server(R) IQ Multiplex (IQ-M) presents a new generation of capabilities for e-Business intelligence and Web enabled data warehousing, allowing data access, query performance and data loading 10 to 100 times faster than traditional relational databases. Multiplexing capabilities allow this product to maintain high performance levels even with dramatic increases in the number of users and volume of data. IQ-M can compress even terabytes of data without the need for continuous, laborious tuning and maintenance.

     Industry Warehouse Studio(TM) (IWS) offers strategic, end-to-end business intelligence infrastructure, which encompasses data acquisition, data modeling, metadata management, data analysis, data storage and analytic applications. IWS offers prepackaged solutions that can be customized for a variety of industries such as retail banking, capital markets, insurance, healthcare and telecommunications. These solutions provide the basic framework that enables an organization to analyze customer behavior and its impact on the business.

  FINANCIAL FUSION, INC. (FFI)

     Financial Fusion(R) Consumer e-Finance Suite combines various components to create an integrated financial destination to accommodate consumer banking, wireless application support, bill presentment, payment, and transfer, content and account aggregation, one-to-one marketing and customer care.

     Financial Fusion(R) Business e-Finance Suite -- Micro Edition enables a full range of business banking and bill payment capabilities from a single point of access on a financial institution 's website. Micro Editon allows business customers to access account information, pay bills and access tax advice, business news and communicate with their financial institution.

     Financial Fusion Server(TM), UniversalOFX Edition allows financial institutions to leverage OFX protocol connectivity to access 401(k) accounts, income tax information, retail and commercial banking, and electronic trading and reporting within a robust, scalable architecture. Financial Fusion Server, UniversalOFX Edition connects millions of customers to their accounts by utilizing advanced Java technology and flexible message broker-based infrastructure.

     Fusion Powered STP solutions support the business buyer and the technology buyer, and provide robust, high availability/load balancing financial protocol exchange solutions and messaging solutions with out-of-the-box protocol support for FIX, FIXML, FpML, EMX, SWIFT, OMGEO, RIDT and GSTP to facilitate straight-through processing (STP).

     SWIFT for EAI is a robust solution and flexible SWIFT adapter that provides fast, real-time message transfer, reduced need for operator intervention, and dramatic improvement in connectivity. The set of format libraries supports ISO 15022, SWIFT 2001 standards (SWIFTGoldReady), NEN's e-Biz Integrator(TM) and IBM's MQSeries Integrator.

WORLDWIDE SERVICES

     Technical Support. Our Customer Service and Support organization offers technical support for our entire family of products. We currently maintain regional support centers in North America, Europe, and Asia Pacific that can provide 24 X 7 technical services (i.e., 24 hours a day, seven days a week) in all time zones around the world. Our end users and partners have access to technical information sources and newsgroups on our support Web site, including a problem-solving library and certain software fixes that can be downloaded. End users generally can choose technical support programs that best suit their business needs. All of the following support programs are priced on a per-product basis and include updates and new version releases during the support period:

     - Basic Support is generally geared toward smaller local enterprises, and includes business-day support for up to two customer support contacts.

     - Extended Support is the minimum support level recommended for Sybase database products, and includes 24 X 7 coverage for up to four customer support contacts.

     - Enterprise Support offers personalized high availability support for companies with mission-critical projects. Services includes 24 X 7 coverage and other specialized options.

     - Developer Support programs apply to designated workplace level products, and are geared toward developers. Under these programs, updates and new version releases are not included and must be purchased separately.

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

SALES AND DISTRIBUTION

     Licensing Model. Consistent with software industry practice, we do not sell or transfer title to our software products to our customers. Instead, customers generally purchase non-exclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single user desktop products to several million dollars for solutions that can support hundreds or thousands of users. We also license many of our products for use in connection with customer applications on the Internet. Our products and services are offered in a wide variety of configurations depending on each customer's needs and hardware environment.

     Distribution Method. All Sybase products and services generally are sold through direct sales organizations and indirect sales channels. "Indirect channels" include VARs, SIs, OEMs, international distributors and other resellers.

     International Business. In 2001, forty-two percent (42%) of the Company's total revenues were from international operations, with European operations accounting for 27% of total revenues, and intercontinental operations (principally Asia Pacific (including Japan) and South America) accounting for 15% of total revenues. Most of our international sales are made by foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our products through distributors in those regions. A summary of our geographical revenues is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations
(MD&A) -- Geographical Revenues", Part II, Item 7, and Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. For a discussion of the risks associated with our foreign operations, see "MD&A -- Future Operating Results -- International Operations," Part II,
Item 7, incorporated here by reference.

INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of March 22, 2002, we had 57 issued patents that expire in approximately 17 years from the date they are issued. These patents cover various aspects of our technology.

We believe that our patents and other intellectual property rights have value, but no single patent is essential to Sybase as a whole. Additionally, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see "MD&A -- Future Operating
Results -- Intellectual Property," Part II, Item 7, incorporated here by reference.

RESEARCH AND DEVELOPMENT

     Since inception, we have made substantial investments in research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2001, we invested $125.4 million, or 14% of our total revenue in research and development. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see "MD&A -- Future Operating Results -- Product Development," Part II, Item 7, incorporated here by reference. As is common in the software industry, our backlog is typically small and is not material to an understanding of our business.

COMPETITION

     The market for our products and services is fast-paced, extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the Internet marketplace. For a discussion of the risks associated with competition, see "MD&A -- Future Operating
Results -- Competition," Part II, Item 7, incorporated here by reference.

EMPLOYEES

     As of March 22, 2002, Sybase and its subsidiaries had 4,639 employees.

     Information regarding our executive officers is included in "Executive Officers of the Registrant," at the end of Part I of this Report.

ITEM 2.  PROPERTIES

     In January 2002, Sybase moved its is headquarters from Emeryville, California to Dublin, California where we lease administrative and product development facilities consisting of approximately 406,000 square feet. During 2001, we leased approximately 446,000 square feet in Emeryville. The leases for our Dublin facilities are due to expire in 2017 and have two five-year renewal options under the lease, generally at the fair market value. For a further discussion regarding the Dublin lease, see Note Six to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

     We continue to maintain an engineering center in Milpitas, California, where we lease approximately 10,350 square feet of office space through 2003. We also maintain engineering centers in Boulder, Colorado; Paris, France; Waterloo, Canada; Beijing, China; and Singapore. The North American engineering centers focus on product development, and the Singapore and Beijing facilities focus primarily on product localization and development relating to our Asian markets.

     As of December 31, 2001, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 88 locations throughout North America, South America, Europe and Asia (including Australia and New Zealand), aggregating approximately 1.42 million square feet. In 1999, we sold a building in Concord, Massachusetts consisting of approximately 44,600 square feet. During that year, we also completed a sale/leaseback transaction and executed a five-year lease extension on two other buildings in Concord. The leases for all three buildings expire in June 2006. In 1999, we sold a building consisting of approximately 10,500 square feet located in Maidenhead, England. We continue to lease additional premises in various locations.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this item is incorporated by reference to Note Twelve to the Consolidated Financial Statements, Part II, Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a stockholder vote in the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 22, 2002 are:

JOHN S. CHEN
Chairman, Chief
Executive
Officer and President
Age 46 Mr. Chen has served Sybase in his present capacity since November 1998. From February through November 1998, he served as co-Chief Executive Officer. Mr Chen joined Sybase in August 1997 as Chief Operating Officer and served in that capacity until February 1998. From March 1995 to July 1997, Mr. Chen was President of the Open Enterprise Computing Division of Siemens Nixdorf, a computer and electronics company, and Chief Executive Officer and Chairman of Siemens Pyramid, a subsidiary of Siemens Nixdorf.

MARTY BEARD
Vice President
Corporate Development
Age 39 Mr. Beard has served in his present capacity since August 2000. Before joining Sybase, Mr. Beard was Vice President of Oracle Online, a division of Oracle Corporation, a database software company, from June 1999 through July 2000. Prior to that he served as Senior Director, Mid-Market Business Solutions for Oracle beginning in July 1997. From June 1993 through June 1997, Mr. Beard was Staff Director, Corporate Strategy and Development for Pacific Telesis Group, a telecommunications company.

DANIEL R. CARL
Vice President and
General Counsel
Age 49 Mr. Carl has served in his present capacity since April 1999. Immediately prior to that, he served as Director of European Legal Affairs beginning in January 1997. Mr. Carl has been a Vice President of Sybase since May 1996, and served as Associate General Counsel from 1992 to April 1999.

PAMELA J. GEORGE
Sr. Vice President
Corporate Marketing
Age 56 Ms. George has served in her present capacity since August 2001, and immediately prior to that served as Vice President, Corporate Marketing beginning in April 1999. Prior to that, she was Vice President of Corporate Communications at Maxager Technology, a software company, starting in December 1997.

MARTIN J. HEALY
Vice President and
Corporate Controller
Age 39 Mr. Healy has served in his present capacity since January 1999. Between January 1997 and January 1999, he served as Vice President, Intercontinental Operations. Mr. Healy was Director of Finance, Asia (excluding Japan) from January 1994 to December 1997, and prior to that held various positions within the Company's finance organization. Before Joining Sybase in 1989, Mr. Healy was Financial Reporting Manager at WordStar International.

BILLY HO
Sr. Vice President & GM
e-Business Division
Age 45 Mr. Ho has served in his present capacity since October 2001. Prior to that, he held the position of Senior Vice President of Product Development and Marketing, e-Business Division from July 2001 to October 2001. Before that, he held the position of Vice President of Product Development, Enterprise Solutions Division, from October 1998 to July 2001. Mr. Ho joined Sybase in 1997 as Director of Engineering.

ERIC L. MILES
Sr. Vice President & GM
Business Intelligence
Division
Age 55 Mr. Miles has served in his present capacity since December 1998. Between December 1997, when he joined Sybase, and December 1998, he was Senior Vice President, Product Operations. From November 1995 until he joined Sybase, Mr. Miles served as Vice President, Product Development at Informix Corporation, a database software company.

RICHARD J. MOORE
Sr. Vice President & GM
v-Business Group
Age 49 Mr. Moore has served in his present capacity since July 2001. Before joining Sybase, he served as co-CEO of Cygent, Inc., a San Francisco based telecommunications company, from November 2000 to March 2001, and was Cygent's Senior Vice President of Worldwide Sales from December 1999 to October 2001. From December 1998 to December 1999, Mr. Moore served as Executive Vice President of Worldwide Sales for DataCore Software Corp., a storage area networking company.

RAJ NATHAN
Sr. Vice President & GM
Enterprise Solutions
Division
Age 48 Dr. Nathan has served in his present capacity since December 2000. Joining Sybase in November 1997, he served as Senior Vice President, Corporate Program Office and later as Senior Vice President and General Manager of the Internet Applications Division until December 2000. From May through November 1997, he served as President and Chief Executive Officer of Siemens Pyramid, and held a number of executive positions with Siemens Pyramid prior to that.

TERRY STEPIEN
President
iAnywhere Solutions,
Inc.
Age 43 Mr. Stepien has served in his present capacity since May 2000. Prior to that he had served as Senior Vice President and General Manager of Sybase's Mobile and Embedded Computing Division (MEC) since March 1999. From September 1998 to March 1999, he was Vice President and General Manager of MEC. From September 1996 to September 1998, he served as Vice President, Marketing for Database Products. Mr. Stepien was Vice President, Marketing for Workplace Database Products from February 1995 to September 1996.

PIETER VAN DER VORST
Sr. Vice President and
Chief Financial Officer
Age 47 Mr. Van der Vorst was promoted to his current position in March 2002. Prior to that, he held the title of Vice President and Chief Financial Officer starting in January 1999. Between November 1997 and January 1999, he served as Corporate Controller, and prior to that, he served as Vice President, Tax and Corporate Accounting beginning in April 1997. Mr. Van der Vorst has held various other positions since joining Sybase in 1991.

NITA C. WHITE-IVY
Vice President Worldwide
Human Resources
Age 55 Ms. White-Ivy has served in her present capacity since March 1998. Prior to that, she was a human resources consultant to Sybase beginning in January 1998. Before joining Sybase, she was with Siemens Pyramid, a computer and electronics company, serving as Vice President of Worldwide Human Resources from February 1994 to October 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Sybase, Inc. Common Stock, par value $.001, began trading on the New York Stock Exchange on May 22, 2001, under the symbol "SY." Prior to that, our stock traded on the NASDAQ National Market System under the symbol "SYBS." Following is the range of low and high closing prices for our stock as reported on the New York Stock Exchange and NASDAQ for the quarters indicated.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal 2000
Quarter ended March 31, 2000................................  $29.75   $16.50
Quarter ended June 30, 2000.................................  $24.94   $18.25
Quarter ended September 30, 2000............................  $28.50   $21.13
Quarter ended December 31, 2000.............................  $24.31   $17.56
Fiscal 2001
Quarter ended March 31, 2001................................  $25.88   $15.00
Quarter ended June 30, 2001.................................  $18.00   $12.94
Quarter ended September 30, 2001............................  $16.81   $ 8.58
Quarter ended December 31, 2001.............................  $17.13   $ 9.05

     We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our stock on the New York Stock Exchange on March 22, 2002, was $17.23. The number of stockholders of record on that date was 1,663.

     In April 2001, we acquired all of the issued and outstanding common stock of NEN in exchange for approximately 14,289,957 shares of our Common Stock. For further discussion of this acquisition, see Note Eleven to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

     On January 20, 2000, we issued 7,817,471 shares of our Common Stock to the former shareholders of HFN in exchange for all of the outstanding common stock of HFN. The resale of our Common Stock issued in connection with this merger transaction was registered under the Act. For further discussion of this acquisition, see Note Eleven to the Consolidated Financial Statements, Part II,
Item 8, incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA
Revenues:
  License fees..........................  $389,038   $468,501   $421,645   $421,454   $471,036
  Services..............................   537,048    491,957    449,988    446,015    432,901
                                          --------   --------   --------   --------   --------
Total revenues..........................   926,086    960,458    871,633    867,469    903,937
Costs and expenses:
  Cost of license fees..................    45,695     45,120     46,241     37,573     31,356
  Cost of services......................   238,942    245,837    217,053    235,574    248,625
  Sales and marketing...................   331,237    345,149    310,774    377,774    457,441
  Product development and engineering...   125,404    126,689    136,272    148,583    138,590
  General and administrative............    76,885     67,267     68,876     65,406     62,607
  Amortization of goodwill and other
     purchased intangibles..............    55,859     32,730     13,920     15,205     11,720
  In-process research and development...    18,500      8,000         --         --         --
  Stock compensation expense............     1,334         --         --         --         --
  Cost (reversal) of restructuring......    48,751       (791)    (8,528)    74,167         --
                                          --------   --------   --------   --------   --------
Total costs and expenses................   942,607    870,001    784,608    954,282    950,339
                                          --------   --------   --------   --------   --------
Operating income (loss).................   (16,521)    90,457     87,025    (86,813)   (46,402)
Interest income and expense, net........    17,529     17,035     13,773      7,748      5,646
Minority interest.......................       (30)        94         --         --         --
                                          --------   --------   --------   --------   --------
Income (loss) before income taxes.......       978    107,586    100,798    (79,065)   (40,756)
Provision for income taxes..............    26,500     35,461     38,303     14,063     14,668
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(25,522)  $ 72,125   $ 62,495   $(93,128)  $(55,424)
                                          ========   ========   ========   ========   ========
Basic net income (loss) per share.......  $  (0.27)  $   0.82   $   0.76   $  (1.15)  $  (0.70)
                                          --------   --------   --------   --------   --------
Shares used in computing basic net
  income (loss) per share...............    94,592     87,711     81,817     80,893     78,794
                                          ========   ========   ========   ========   ========
Diluted net income (loss) per share.....  $  (0.27)  $   0.78   $   0.74   $  (1.15)  $  (0.70)
                                          --------   --------   --------   --------   --------
Shares used in computing diluted net
  income (loss) per share...............    94,592     92,150     84,156     80,893     78,794
                                          ========   ========   ========   ========   ========

                                            2001        2000       1999       1998       1997
                                         ----------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and cash
  investments..........................  $  343,160   $354,612   $352,899   $249,613   $246,137
Working capital........................     108,571    157,486    127,229     84,179     67,510
Total assets...........................   1,133,242    915,040    737,335    696,604    781,625
Long-term obligations..................       5,887      5,795      5,799      2,011      1,959
Stockholders' equity...................     716,519    490,752    336,110    301,072    371,515

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We reported net loss of ($25.5) million for 2001, compared to net income of $72.1 million for 2000. Our decrease in profitability primarily resulted from a $34.4 million (4%) decrease in revenues; an increase of $33.6 million in amortization and in-process research and development primarily from our 2001 acquisition of New Era of Networks (NEN); and a $49.5 million increase in restructuring costs offset by a $9.0 million decrease in the provision for income taxes. The affect of these changes was partially offset by a decrease in certain operating expenses as a result of a company-wide restructuring program initiated in April 2001 in connection with our acquisition of NEN and after announcement that our first quarter and 2001 revenues would be below expectations (2001 Plan). The 2001 Plan, which was aimed at eliminating certain personnel, assets and facilities, aligning resources and streamlining Company costs, resulted in the elimination of approximately $115 million from our ongoing yearly cost structure. See Note Thirteen to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

     Despite the decline in profitability in 2001, our financial position remains strong. As of December 31, 2001, we had $343.2 million in cash, cash equivalents and cash investments, and stockholders' equity of $716.5 million. Days sales outstanding in accounts receivable was 71 days for the quarter ended December 31, 2001.

     We are organized into five separate business segments, two of which are majority owned subsidiaries, each focused on one of five key market segments -- Enterprise Solutions Division (ESD), e-Business Division (eBD), Business Intelligence Division (BID), iAnywhere Solutions, Inc. (iAS), formerly our Mobile and Embedded Computing division and Financial Fusion, Inc. (FFI). For a discussion of each of these segments, see "Business," Part I, Item I, and Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. We periodically evaluate our estimates including those relating to the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believed to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

     - Revenue Recognition

      Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidance in measuring revenue. Certain judgments, however, affect the application of our revenue policy.

      We recognize revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      We license software under non-cancelable license agreements. License fees revenues are recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the "residual" method, under which revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to delivered elements.

      Fees from licenses sold together with consulting services are generally recognized upon shipment, provided the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of license fees is dependent on performance of services, both the software license and consulting fees are recognized under the "percentage of completion" method of contract accounting. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

      We recognize sublicense fees as reported to us by our licensees. License fees revenue for certain application development and data access tools are recognized upon direct shipment to the end user or direct shipment to the reseller for the end user. If collection is not reasonably assured, revenue is recognized only when the fee is collected.

      Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues from other contract services are generally recognized under the "percentage of completion" method of contract accounting described above. In order to apply the percentage of completion of method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion.

     - Impairment of Goodwill and Intangible Assets

      Goodwill and intangible assets, which have generally resulted from our business combinations accounted for as purchases, are recorded at amortized cost. We periodically review the carrying amounts of these intangible assets for indications of impairment based on the operational performance of the acquired businesses and market conditions. If indications of impairment are present, we assess the value of the intangible assets using estimates of future undiscounted cash flows. During the fourth quarter of 2001, various restructuring activities as well as the overall economic conditions signaled an indication of impairment. We then analyzed the value of our various intangibles by comparing the carrying value of these assets to the undiscounted cash flows estimated to be generated by these assets. Based on this analysis there was no impairment during 2001. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Beginning in 2002, the method for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board (FASB), and related implementation guidance. We estimate that these new rules will result in an impairment loss of approximately $150 million in the first quarter of 2002. This loss will be recognized as a cumulative effect of an accounting change.

     - Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

     - Capitalized Software

      We capitalize certain software development costs after establishment of a product's technological feasibility. Such costs are then amortized over the estimated life of the related product. Periodically, we compare a product's unamortized capitalized cost to the product's net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product's estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

     - Income Taxes

      We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determined during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period.

     - Restructuring

      During 2001, we recorded significant accruals in connection with our restructuring program. These accruals included estimated costs to settle certain lease obligations, and were generally based on the analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates, the actual costs may differ from the estimates. If we are unable to negotiate affordable termination fees or if rental rates continue to decrease in the markets where the properties are located, or it takes us longer then expected to find suitable sublease tenants, the actual costs could exceed our estimates.

     - Contingencies and Litigation

      We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies.

RESULTS OF OPERATIONS

  REVENUES

                                                      2001    CHANGE    2000    CHANGE    1999
                                                     ------   ------   ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
License fees.......................................  $389.0    (17%)   $468.5     11%    $421.6
  Percentage of total revenues.....................      42%               49%               48%
Services...........................................  $537.1      9%    $492.0      9%    $450.0
  Percentage of total revenues.....................      58%               51%               52%
Total revenues.....................................  $926.1     (4%)   $960.5     10%    $871.6

     Total revenues for 2001 decreased 4 percent from total revenues in 2000 (which had increased 10 percent over 1999). The decrease in 2001 from 2000 was primarily due to a decline in license fees revenues as a result of a weaker economy, and partially offset by an increase in our technical support services revenues resulting from an overall increase in our installed base. This increase was partially attributable to our 2001 acquisition of NEN and its customer base. The increase in 2000 from 1999 was due to growth in both our license revenue and technical support revenue.

     License fees revenues in 2001 decreased 17 percent over 2000 license fees revenues (which had increased 11 percent over 1999). The decrease in 2001 was largely due to decreased sales of our enterprise database and enterprise application products. This resulted from a weakened economy in which customers delayed or canceled many infrastructure investments requiring significant dollars and resources. Existing Sybase products and products acquired through the acquisition of NEN were equally affected by this phenomenon. From a segment standpoint, enterprise database revenues were primarily captured by ESD, while enterprise application revenues were primarily captured by eBD. The increase in license fees revenues in 2000 was primarily due to increased sales of our ESD enterprise database, eBD enterprise application products, and iAS mobile database products.

     Services revenues (derived from technical support, education and professional services) grew 9 percent in 2001 over 2000 (which had increased 9 percent over 1999). The increase in 2001 was primarily due to a 19 percent increase in technical support revenues. Partially offsetting this increase was a 5 percent decrease in education and professional services revenues for 2001 compared to 2000. The decrease was partially due to the economic factors discussed above, and partly due to our 2001 Plan, which reduced professional services headcount to de-emphasize building future capacity, and to focus instead on current profitable engagements.

     The increase in services revenues during 2000 was attributable to a 10 percent increase in revenues from technical support and an 8 percent increase in professional services revenues. The increase in technical support revenues was primarily due to an increase in our installed base, and the increase in professional services which primarily resulted from our 2000 acquisition of HFN (now FFI).

     For a discussion of our services, see "Business -- Worldwide Services,"
Part I, Item 1, incorporated here by reference. As a percentage of total revenues, our services revenues increased to 58 percent in 2001 from 51 percent in 2000 and 52 percent in 1999.

  GEOGRAPHICAL REVENUES

                                                      2001    CHANGE    2000    CHANGE    1999
                                                     ------   ------   ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
North America......................................  $537.5     (8)%   $586.7     10%    $531.5
  Percentage of total revenues.....................      58%               61%               61%
International:
  Europe...........................................  $251.6      2%    $247.8      7%    $231.9
     Percentage of total revenues..................      27%               26%               27%
Intercontinental...................................  $137.0      9%    $126.0     16%    $108.2
     Percentage of total revenues..................      15%               13%               12%
Total International................................  $388.6      4%    $373.8     10%    $340.1
  Percentage of total revenues.....................      42%               39%               39%
Total revenues.....................................  $926.1     (4)%   $960.5     10%    $871.6

     North America revenues (United States, Canada and Mexico) decreased 8 percent in 2001 from 2000 (which had increased 10 percent over 1999), primarily due to a 26 percent decline in license fees revenues and a 13 percent decline in professional services revenue. The decrease was partially offset by a 21 percent increase in technical support revenues. The decrease in North America revenues was largely the result of the economic factors discussed under "Revenues" above. The increase in North America revenues in 2000 was due primarily to an increase in license fees revenues from our enterprise database, enterprise application and mobile database products, and an overall increase in our professional services revenues (see discussion above).

     Total international revenues increased 4 percent in 2001 over 2000 (which had increased 10 percent over 1999), primarily due to a 17 percent increase in technical support revenues which more than offset a 4 percent decrease in license fees revenues. European revenues increased 2 percent in 2001 (which had increased 7 percent in 2000) primarily due to an 18 percent increase in technical services revenues which more than offset a 10 percent decrease in license fees revenues primarily attributable to decreased revenues from our enterprise database and mobile database products. The decrease in European license fees revenues was largely the result of the economic factors discussed under "Revenues," above.

     Intercontinental revenues (principally Asia Pacific and South America) increased 9 percent in 2001 due to a 6 percent increase in license fees revenues, primarily associated with our enterprise application and mobile database products, and a combined increase of 13 percent in services revenues. In 2000, Intercontinental revenues increased 16 percent due to an 18 percent increase in license fees revenues primarily from enterprise database, enterprise application and mobile database products. A 14 percent increase in Intercontinental services revenues was attributable to an increase in technical support revenues. In general, the economic conditions within the Intercontinental region have been significantly less robust than those in Europe and North America due to the severe recessionary conditions faced by many of the countries in the region which began in 1999. Our business in the region has seen steady growth since 1999 across virtually all product offerings and services.

     In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material in 2001, 2000, or 1999.

     Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuation, see "Financial Risk Management -- Foreign Exchange Risk" and "Future Operating Results -- Euro Currency," below.

  COST AND EXPENSES

                                                  2001     CHANGE     2000     CHANGE     1999
                                                 ------    ------    ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Cost of license fees...........................  $ 45.7       1%     $ 45.1     (2)%     $ 46.2
  Percentage of license fees revenues..........      12%                 10%                 11%
Cost of services...............................  $238.9      (3)%    $245.8      13%     $217.1
  Percentage of services revenues..............      44%                 50%                 48%
Sales and marketing............................  $331.2      (4)%    $345.1      11%     $310.8
  Percentage of total revenues.................      36%                 36%                 36%
Product development and engineering............  $125.4      (1)%    $126.7      (7)%    $136.3
  Percentage of total revenues.................      14%                 13%                 16%
General and administrative.....................  $ 76.9      14%     $ 67.3      (2)%    $ 68.9
  Percentage of total revenues.................       8%                  7%                  8%
Amortization of goodwill and other Purchased
  intangibles..................................  $ 55.9      71%     $ 32.7     135%     $ 13.9
  Percentage of total revenues.................       6%                  3%                  2%
In-process research and development............  $ 18.5     131%     $  8.0       *          --
  Percentage of total revenues.................       2%                  1%                 --
Stock compensation expense.....................  $  1.3       *          --      --          --
  Percentage of total revenues.................       *                  --                  --
Cost (reversal) of restructuring...............  $ 48.8       *      $(0.8)       *      $(8.5)
  Percentage of total revenues.................       5%                  *                 (1)%

---------------

* Not meaningful

  Cost of License Fees

     Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees expense increased 1 percent in 2001 over 2000. In 2000, these costs decreased 2 percent from 1999. The 2001 increase was primarily due to the amortization of purchased technology acquired in the NEN transaction, partially offset by decreases in amortization of capitalized software costs and third party royalties. The 2000 decrease in cost of license fees was primarily due to decreased third party royalties which were partially offset by increases in amortization of capitalized software costs and the amortization of purchased technology acquired in the HFN transaction. Cost of license fees were 12 percent of license fees revenues in 2001, 10 percent in 2000, and 11 percent in 1999.

     Amortization of capitalized software costs was $17.8 million in 2001, $22.4 million in 2000, and $20.0 million in 1999. In 2001, the decrease in amortization of capitalized software costs was primarily due to certain eBD and ESD products that became fully amortized at the end of 2000. In 2000, the increase in amortization of capitalized software costs was primarily related to Adaptive Server Enterprise 12.0, PowerBuilder 7.0, Jaguar CTS(R) 3.0 and 3.5, and Sybase Enterprise Portal 1.0. Amortization of purchased technology acquired was $12.1 million in 2001, $4.4 million in 2000 and $1.6 million in 1999.

  Cost of Services

     Cost of services consists primarily of the cost to provide technical support, consulting and education services and, to a lesser degree, services-related product costs (media and documentation). These costs decreased 3 percent in 2001 compared to 2000, and increased 13 percent in 2000 compared to 1999. These costs decreased as a percentage of services revenues to 44 percent in 2001, compared to 50 percent in 2000, and were 48 percent of services revenues in 1999. The decrease, in absolute dollars and as a percentage of services revenues in 2001 over 2000, was primarily due to a reduction in consulting personnel in the 2001 Plan. This decrease was partially offset by an increase in the costs associated with third party consultants, and consultants acquired in the NEN transaction. The increase in cost of services in absolute dollars and as a percentage of services revenues in 2000 over 1999 was primarily due to an increase in the number of consulting personnel located in North America (partially attributable to the acquisition of HFN), and market driven increases in the labor costs associated with consulting personnel.

  Sales and Marketing

     Sales and marketing expense decreased 4 percent during 2001 compared to 2000 (which had increased 11 percent over 1999). Sales and marketing expenses remained consistent at 36 percent of total revenues in 2001, 2000, and 1999. However, the decrease in absolute dollars from 2000 to 2001 was primarily due to a decrease in sales commissions (due to lower license fees revenues and reductions in sales and marketing personnel in the 2001 Plan), and a decrease in certain allocated common costs. Partially offsetting these decreases were sales and marketing expenses associated with NEN. The increase in sales and marketing expenses in absolute dollars in 2000 compared to 1999 was primarily due to sales expenses associated with increased revenues including the addition of HFN, and certain marketing programs undertaken during the year. The increase in sales and marketing expense was partially offset by a decrease in allocated common costs. We allocate various common costs including certain legal expenses, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses. The common costs in 2001 were lower than those in 2000 primarily due to a cut back in discretionary spending in response to weaker economic conditions, and the 2001 Plan. The common costs in 1999 were higher than those in 2000 due to certain litigation costs during 1999, the costs associated with internal Y2K compliance, and the streamlining of certain back-office functions during 2000.

  Product Development and Engineering

     Product development and engineering expenses (net of capitalized software development costs) decreased 1 percent in 2001 from 2000 (which had decreased 7 percent from 1999). These expenses increased as a percentage of total revenues to 14 percent in 2001 compared to 13 percent in 2000, and were 16 percent of total revenues in 1999. The decrease in absolute dollars in 2001 as compared to 2000 was primarily due to an increase in capitalized software development costs, a decrease in certain research and development expenses due to a greater percentage of R&D personnel employed in lower cost facilities, and a decrease in allocated common costs, partially offset by costs attributable to NEN's product development and engineering efforts. The decrease in absolute dollars in 2000 as compared to 1999 was primarily due to a decrease in personnel expenses and allocated common costs.

     We capitalize product development and engineering costs during the period between achievement of technological feasibility and general availability of the product. Capitalized amounts totaled approximately $35.8 million in 2001, $20.2 million in 2000, and $18.7 million in 1999. The significant increase in amounts capitalized in 2001 compared to 2000 was primarily attributable to capitalized costs associated with the development of products acquired in the NEN transaction, and other products captured within eBD.

     In 2001, capitalized software costs included costs incurred for the development of the Enterprise Portal 3.0, Adaptive Server Enterprise 12.5 and 14.0, Adaptive Server IQ 12.4.3, PowerBuilder 8.0, DirectConnect 12.5 and 14.0, MainframeConnect(TM) 12.5 and 14.0, Replication Server 12.5, certain NEN adapters, and SQL Anywhere 8.0. In 2000, capitalized software costs included costs incurred for the development of the Sybase Enterprise Portal 1.0, Sybase Enterprise Portal 2.0, Adaptive Server Enterprise 12.5, Adaptive Server IQ
12.4.2 and 12.5, DirectConnect 12.0 and 12.5, Enterprise Application Server, and MainframeConnect 12.0 and 12.5. In 1999, capitalized software costs included costs incurred for the development of Adaptive Server Enterprise 12.0, Enterprise Event Broker, Sybase Financial Server 1.0, Enterprise Application Studio(TM) 3.5, PowerJ(R) 3.0, Replication Server 12.0, and PowerDesigner 7.0.

     We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

  General and Administrative

     General and administrative expenses increased 14 percent in 2001 compared to 2000 (which decreased 2 percent from 1999). General and administrative expenses represented 8 percent of total revenues in 2001 compared to 7 percent 2000, and 8 percent in 1999. The increase in absolute dollars and as a percentage of total revenues in 2001 compared to 2000 was primarily due to the added costs associated with the acquisition of NEN. The decrease in absolute dollars and as a percentage of total revenues in 2000 compared to 1999 was primarily due to a decrease in allocated common costs which were partially offset by the added costs associated with the acquisition of HFN.

  Amortization of Goodwill and Other Purchased Intangibles

     Amortization of goodwill and other purchased intangibles increased 71 percent during 2001 compared to 2000 (which increased 135 percent over 1999). These costs were 6 percent of total revenues in 2001 compared to 3 percent in 2000, and 2 percent in 1999. The increase in absolute dollars and as a percentage of total revenues in 2001 compared to 2000 was primarily due to the amortization of goodwill and other acquired intangibles arising from the NEN acquisition. The increase in absolute dollars and as a percentage of total revenues in 2000 compared to 1999 was attributable to amortization of goodwill and the established customer list associated with the HFN acquisition.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax net income of approximately $61 million in 2002, $59 million in 2003, and $59 million in 2004.

  In-process research and development

     NEN

     In connection with our acquisition of NEN, we allocated $18.5 million of the $339.3 million purchase price to in-process research and development. These amounts were written off during the quarter ended June 30, 2001. In analyzing this acquisition, the decision was made to acquire technology, including in-process technology, rather than to develop it internally. This decision was based on factors such as the amount of internal expertise, time and cost it would take to bring the technology to market.

     NEN technologies enable e-Business and operational applications to share critical information. NEN's software solutions support integration of Internet and core business packaged applications, application server platforms, industry standard protocols, and proprietary systems. As of February 20, 2001 (the acquisition date) NEN was undergoing development efforts to release the next version of e-Biz Integrator, Process Server(TM), adapters, and emerging products (such as Open Business Interchange(SM)). These development efforts were all proprietary, internal projects. At the acquisition date, the in-process research and development projects had not yet reached technological feasibility, and had no alternative future uses.

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

     We estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development using risk-adjusted discount rates. The selection of the discount rate was based on a weighted average cost of capital, adjusted to reflect risks associated with the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances known at the time, and each technologies' degree of completion. Projected future net cash flow attributable to NEN's in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 25 percent. We believe that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount another third party would pay for the projects.

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

     NEN expected to achieve a target margin of approximately 37 percent from its in-process products. Profitability was expected to be significantly lower in the first years of the products' lifecycle compared to the later years due to higher level of sales and marketing expense in the earlier years as a percentage of revenue. The financial forecasts included only results that were expected to be generated by NEN on a standalone basis, and did not take into consideration synergies resulting from our acquisition.

     To properly analyze the research and development efforts that had been accomplished as of the acquisition date, and to exclude the completion of development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only those accomplishments completed as of the acquisition date. The relative contribution made by the completed research and development efforts was assessed based on a variety of factors including absolute development time, costs incurred to date, management estimates, a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts, and the associated risks. NEN's in-process research and development projects were estimated to be between 30 percent and 55 percent complete as of the acquisition date.

     Development of the majority of the in-process technologies began in early 2000 and was substantially completed in the fall of 2001. At the acquisition date, approximately 278 engineers were engaged in the development of NEN's in-process technologies. Completion of these projects is expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn the technologies into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved. Actual results of our research and development efforts to date have been consistent in all material respects with our assumptions at the time of the acquisition.

     HFN

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

     HFN had been involved in the development of technologies that enable financial institutions to deliver their services to customers via the Internet. On the date we acquired HFN (January 20, 2000), HFN was conducting development and qualification activities related to a suite of products encompassing bill presentment, small business functions, alternate service delivery methods and related underlying software technology. At that time, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was immediately expensed at the date of acquisition.

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

     The resultant target margin that HFN expected to achieve from the in-process products was approximately 37 percent. Profitability was expected to be significantly lower in the first several years of the product suite's lifecycle compared to the latter years due to a higher level of sales and marketing expenses as a percentage of revenue in the earlier years. The financial forecasts only included results we expected HFN to generate on a standalone basis, and did not take into consideration synergies resulting from our acquisition.

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

     The research and development efforts described above are substantially complete and actual results of our research and development efforts to date have been consistent, in all material respects, with our assumptions at the time of the HFN acquisition.

  Stock Compensation Expense

     Stock compensation expense reflects non-cash compensation expense associated with restricted stock granted to certain individuals in the three months ended June 30, 2001, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN.

  Cost (Reversal) of Restructuring

     The Company's 2001 Plan included restructuring charges of $25.2 million during the quarter ended June 30, 2001, restructuring charges of $10.3 million during the quarter ended September 30, 2001, and restructuring charges of $13.3 million during the quarter ended December 31, 2001. The goal of the 2001 Plan was to align our cost structure with anticipated revenues. We terminated a total of 880 employees, closed or consolidated more than 30 facilities worldwide, wrote down certain assets no longer needed for future business operations, and incurred various other exit activity expenses directly related to the 2001 Plan.

     The amounts included in the 2001 Plan were as follows:

                                                       CASH/      Q2      Q3      Q4
                                                      NON CASH   2001    2001    2001    TOTAL
                                                      --------   -----   -----   -----   -----
                                                               (DOLLARS IN MILLIONS)
Termination payments to employees and other related
  costs.............................................    Cash     $10.1   $ 5.1   $ 4.0   $19.2
Lease cancellations and commitments.................    Cash      14.2     3.8     7.8    25.8
Write-downs of:
  Property, equipment and improvements..............  Non-cash     0.5     1.3     1.4     3.2
Other...............................................    Cash       0.4     0.1     0.1     0.6
                                                                 -----   -----   -----   -----
                                                                 $25.2   $10.3   $13.3   $48.8
                                                                 =====   =====   =====   =====

     TERMINATION PAYMENTS TO EMPLOYEES AND OTHER RELATED COSTS

     During the second quarter of 2001, the Company incurred a restructuring charge of $10.1 million for severance payments and other termination benefits provided to approximately 400 employees. During the third quarter of 2001, the Company incurred a restructuring charge of approximately $5.1 million for severance payments and other termination benefits provided to approximately 280 employees. During the fourth quarter of 2001, the Company incurred a restructuring charge of approximately $5.7 million for severance payments and other termination benefits provided to approximately 200 employees. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that amounts were determined and communicated to the affected employees.

     During the fourth quarter, the Company evaluated the costs associated with providing medical coverage and other benefits to certain employees terminated in the second and third quarters. As a result of the

Company's experience through the end of the fourth quarter, the amount of the severance accrual relating to medical coverage and other benefits was reduced by approximately $1.0 million. In addition, there was a reversal in the fourth quarter to the severance accrual for approximately $0.7 million associated with a number of individuals who were either not terminated after they were asked to stay to fill positions voluntarily vacated by employees not included in the restructuring plan, or were foreign employees paid less then the amount originally provided after a legal proceeding to determine the severance amount as required under local law. The above reversal was recorded by a corresponding credit to restructuring expense.

     LEASE CANCELLATIONS AND COMMITMENTS

     During the second quarter of 2001, Sybase incurred restructuring charges of $13.5 million for facilities consolidated or closed in Boulder, Colorado; Emeryville, California; Hartford, Connecticut; Englewood, Colorado; Milpitas, California; New York, New York; Southfield, Michigan; Watertown, Massachusetts; Westport, Connecticut; and Orem, Utah. The Company also incurred restructuring charges of $0.7 million for facilities consolidated or closed in Canada, the United Kingdom, Belgium, Spain and Sweden. During the third quarter of 2001, Sybase incurred restructuring charges of $4.1 million for facilities consolidated or closed in Boston, Massachusetts, and in the United Kingdom. During the fourth quarter of 2001, the Company incurred restructuring charges of $4.4 million for facilities consolidated or closed in California, Colorado, Florida, Virginia, Mexico, Argentina, Puerto Rico, Japan, France and Switzerland. In addition, based on the analysis of independent real estate consultants, and reflecting changes in the economic conditions since the original accruals were established, the Company recorded additional restructuring charges of $4.0 million during the fourth quarter to provide for the current estimated cost to consolidate or close facilities in California, Colorado, Georgia, Michigan, Utah, Massachusetts, New York and the UK.

     The offices included above were primarily used for the sale of Sybase software products, professional services and customer support, and in certain instances research and development. These restructuring charges reflect the remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

     During the fourth quarter of 2001, approximately $0.6 million was reversed by a corresponding credit to restructuring expense, a second quarter accrual established to terminate a lease on a building which was later destroyed during the terrorist attacks of September 11th. During the fourth quarter the Company was notified that no additional payments would be required under the lease on the facility, and as a result the associated restructuring accrual was reversed.

     WRITE-DOWNS OF PROPERTY, EQUIPMENT AND FURNITURE

     In the second and third quarters of 2001, Sybase incurred restructuring charges of $0.5 million and $1.3 million, respectively, which were primarily related to the impairment of the carrying values of leaseholds and certain furniture attributable to facilities closed in connection with the restructuring. The assets were all taken out of service and held for disposal at the date the associated facility was closed. In the fourth quarter of 2001, the Company incurred a restructuring charge of $1.4 million, which was related to the impairment of the carrying value of certain computer equipment and software associated with individuals terminated during the year for which there was no intended alternative use, and leaseholds and certain furniture attributable to facilities closed in connection with the restructuring.

     OTHER

     During the second quarter of 2001, the Company incurred a restructuring charge of $0.4 million associated with certain other restructuring related exit expenses, including legal costs associated with the severance of employees, travel and security costs associated with the termination of employees, and fees associated with the cancellation of certain obligations, and relocation expenses for certain terminated expatriates. During the third and fourth quarters of 2001, the Company incurred restructuring charges of $0.1 million for professional fees associated with the restructuring.

     The following table summarizes the activity related to the restructuring:

                                                                                              ACCRUED
                                                                                            LIABILITIES
                                                TOTAL    AMOUNTS     AMOUNTS     AMOUNTS        AT
                                               CHARGES    PAID     WRITTEN-OFF   REVERSED    12/31/01
                                               -------   -------   -----------   --------   -----------
                                                                (DOLLARS IN MILLIONS)
Termination payments to employees and other
  related costs..............................   $20.9     $13.5         --         $1.7        $ 5.7
Lease cancellations and commitments..........    26.7       3.1         --          0.9         22.7
Costs related to the write-down of assets....     3.2        --       $3.2           --           --
Other........................................     0.6       0.4         --           --          0.2
                                                -----     -----       ----         ----        -----
                                                $51.4     $17.0       $3.2         $2.6        $28.6
                                                =====     =====       ====         ====        =====

     It is estimated that the remaining accruals relating to termination benefits and other restructuring relating activities will be paid by the second quarter of 2002. The payments of accruals related to lease cancellations and commitments which are dependent upon market conditions and our ability to negotiate acceptable lease buy-out outs or locate suitable subleases, will be paid over a period not to exceed nine years.

     As of December 31, 2001, we had completed substantially all of the employee terminations identified during the second and third quarters. Approximately 100 of the 200 employees identified in the fourth quarter were notified of their termination benefits, but had not received their severance payments at December 31, 2001.

  OPERATING INCOME/LOSS

                                                2001      CHANGE     2000      CHANGE     1999
                                               ------     ------     -----     ------     -----
                                                            (DOLLARS IN MILLIONS)
Operating income/(loss)......................  $(16.5)     (118)%    $90.5       4%       $87.0
  Percentage of total revenues...............      (2)%                  9%                  10%

     Operating income in 2001 decreased 118 percent over 2000 (which had increased 4 percent over 1999). The 2001 operating loss includes $48.8 million in 2001 Plan restructuring charges. In 2000 and 1999, operating income included a reversal to restructuring charges of $0.8 million and $8.5 million, respectively.

     In 2001, the decrease in operating income was primarily due to the decrease in license fees revenues and the increase in operating expenses including expenses associated with the amortization of goodwill and other purchased intangibles, the $18.5 million write-off of in-process research and development relating to the acquisition of NEN and 2001 Plan restructuring charges. These decreases were partially offset by the increase in services revenues. The increase in operating income in 2000, compared to 1999, is primarily due to an increase in total revenues and the continued benefit from the restructure actions taken in 1998 that kept 2000 sales and marketing, product development and engineering, and general and administrative expenses equal to or lower than the levels obtained 1999, as a percentage of revenue. The increase was partially offset by an increase in cost of services and expenses associated with the amortization of goodwill and established customer lists, the write-off of in-process research and development and the amortization of purchased technology relating to the acquisition of HFN.

  OTHER INCOME (EXPENSE), NET

                                                2001      CHANGE     2000      CHANGE     1999
                                                -----     ------     -----     ------     -----
                                                             (DOLLARS IN MILLIONS)
Interest income...............................  $16.9       (6)%     $17.9       32%      $13.6
  Percentage of total revenues................      2%                   2%                   2%
Interest expense and other, net...............  $ 0.6        *       $(0.8)       *       $ 0.2
  Percentage of total revenues................      *                    *                    *
Minority interest.............................      *        *       $ 0.1        *          --
  Percentage of total revenues................      *                   **                   --

---------------

* Not meaningful

     In 2001, interest income decreased 6 percent from 2000 (which had increased 32 percent over 1999). Interest income consists primarily of interest earned on investments. The decrease in interest income in 2001 as compared to 2000 was primarily due to the decrease in the interest rate yields of the cash balances invested. The increase between 2000 and 1999 was attributable to larger average-invested cash balances, and an increase in the interest rate yields of the cash balances invested.

     Interest expense and other, net was $0.6 million in 2001, $(0.8) million in 2000, and $0.2 million in 1999. Interest expense and other, net includes interest expense from capital lease obligations incurred in prior years; gains from the disposition of certain real estate and investments; bank fees; expenses, net gains and losses resulting from foreign currency transactions and the related hedging activities; and the cost of hedging foreign currency exposures. In 2001, the increase in interest expense and other, net as compared to 2000 was primarily due to the hedging activities that mitigated the losses resulting from foreign currency transactions. The decrease in interest expense and other, net during 2000 compared to 1999, was due to the 1999 sale of certain European real estate.

  PROVISION FOR INCOME TAXES

                                                2001      CHANGE     2000      CHANGE     1999
                                                -----     ------     -----     ------     -----
                                                             (DOLLARS IN MILLIONS)
Provision for income taxes....................  $26.5      (25)%     $35.5       (7)%     $38.3

     In 2001 income taxes of $26.5 million were recorded on pre-tax book income of $1.0 million. The income tax expense primarily results for taxes on earnings generated in certain international jurisdictions. Overall, we had significant pre-tax earnings in foreign jurisdictions and a significant pre-tax loss in the U.S. The U.S. loss primarily resulted from the amortization or write-off of intangibles acquired in various acquisitions accounted for as purchases, and the 2001 Plan.

     A significant increase in expenses not deductible for tax purposes, primarily the amortization or write-off of intangibles acquired in the NEN acquisition, made the tax rate as a percentage of 2001's pre-tax income of $1.0 million, meaningless when compared to 2000 and 1999. In 2000, taxes were recorded at a rate of 33 percent on pre-tax income, while taxes in 1999 were recorded at a 38 percent rate.

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

     We had a net deferred tax asset of $42.0 million at December 31, 2001. This deferred tax asset included a valuation allowance of $54.4 million. As of December 31, 2001, the gross deferred tax asset included research and development tax credits of $19.6 million, foreign tax credits of $9.7 million and an asset for certain net operating losses of $45.9 million. The research and development tax credits expire in years from 2005 through 2021, the foreign tax credits expire in years from 2002 through 2005 and the net operating losses expire in years from 2006 and 2021. In order to realize the net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions so that we can obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made. See Note Eight to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

     The valuation allowance increased by $38.9 million in 2001. This movement was primarily the valuation allowance attached to deferred tax assets acquired during the year which are associated with the net operating losses of NEN.

  NET INCOME (LOSS) PER SHARE

                                                2001      CHANGE     2000      CHANGE     1999
                                               ------     ------     -----     ------     -----
                                                       (DOLLARS AND SHARES IN MILLIONS)
Net income (loss)............................  $(25.5)     (135)%    $72.1       15%      $62.5
  Percentage of total revenues...............      (3)%                  8%                   7%
Basic:
  Net income (loss) per share................  $(0.27)     (133)%    $0.82        8%      $0.76
  Shares used in computing basic net income
     (loss) per share........................    94.6         8%      87.7        7%       81.8
Diluted:
  Net income (loss) per share................  $(0.27)     (135)%    $0.78        5%      $0.74
  Shares used in computing diluted net income
     (loss) per share........................    94.6         3%      92.2       10%       84.2

     Our net income in 2001 decreased by 135 percent over 2000. The reasons for this decrease have been discussed in the preceding paragraphs. The basic and diluted net loss per share was $0.27 in 2001. The basic and diluted net income per share in 2000 was $0.82 and $0.78 per share, respectively. The basic and diluted net income per share in 1999 was $0.76 and $0.74 per share, respectively. Shares used in computing basic net income (loss) per share increased 8 percent in 2001 primarily due to the shares issued in 2001 in connection with the acquisition of NEN, partially offset by shares repurchased under our share repurchase plan. Shares used in computing basic net income
(loss) per share increased 7 percent in 2000 primarily due to the shares issued in 2000 in connection with the acquisition of HFN. Shares used in computing diluted net income (loss) per share increased 3 percent in 2001 primarily due to the shares issued in connection with the acquisition of NEN. Shares used in computing diluted net income (loss) per share increased 10 percent in 2000 primarily due to the shares issued in connection with the acquisition of HFN. See Note One to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

  LIQUIDITY AND CAPITAL RESOURCES

                                              2001      CHANGE      2000      CHANGE      1999
                                             ------     ------     ------     ------     ------
                                                           (DOLLARS IN MILLIONS)
Working capital............................  $108.6      (31)%     $157.5       24%      $127.2
Cash, cash equivalents and cash
  Investments..............................  $343.2       (3)%     $354.6        0%      $352.9
Net cash provided by operating
  activities...............................  $ 93.1      (46)%     $171.1       (4)%     $178.7
Net cash used for investing activities.....  $ 22.9      (81)%     $123.0        4%      $118.0
Net cash used for financing activities.....  $ 75.4       32%      $ 57.1       90%      $ 30.1

     Net cash provided by operating activities decreased 46 percent between 2000 and 2001 and 4 percent between 1999 and 2000. Net cash provided by operating activities during 2001 reflects net loss of $25.5 million compared to net income of $72.1 million in 2000 and $62.5 million in 1999. The decrease in net cash provided by operating activities between 2001 and 2000 is primarily due to a decrease in net income, deferred revenue and accrued liabilities partially offset a reduction in accounts receivable and an increase in non-cash expenses relating to amortization, depreciation and the write-off of in-process research and development. Days sales outstanding in accounts receivables was 71 days for the quarter ended December 31, 2001 compared to 74 days for the quarter ended December 31, 2000.

     The decrease between net cash provided by operating activities in 2000 and 1999 was primarily due to the increase in accounts receivables and deferred revenue balances at 2000 compared to 1999, and an increase in depreciation and amortization, which are included in net income (loss), but do not require the use of cash. Days sales outstanding in accounts receivable was 74 days for the quarter ended December 31, 2000 compared to 69 days for the same period in 1999.

     Net cash used for investing activities decreased 81 percent between 2000 and 2001. The decrease in cash used by investing activities was primarily due to net cash gained from business combinations, primarily the $28.1 million acquired in the NEN acquisition, compared to net cash used, primarily in connection with the HFN acquisition, for the same period last year. In addition, cash of approximately $29.5 million was generated from the sale and maturity of cash investments during 2001 compared to a net cash investment of $18.2 million in such securities during 2000.

     Net cash used for investing activities increased 4 percent between 1999 and 2000. This increase was primarily attributable to $33.6 million used for business combinations, namely our acquisition of HFN, the use of $15.7 million to purchase minority equity investments in five early-stage e-Business companies and a $18.0 million security deposit on a 15-year non-cancelable lease associated with our new Dublin, California facility. This increase was partially offset by a $59.6 million year over year decrease in cash investments.

     In 1999, we sold our facility in Concord, Massachusetts and simultaneously entered into a sales-leaseback agreement. Under the terms of this agreement, we entered into a seven-year operating lease. The sales price of $5.3 million resulted in a book gain of $2.8 million, which will be amortized over the seven-year lease period.

     Net cash used for financing activities increased 32 percent between 2000 and 2001 and 90 percent between 1999 and 2000. The increases in both 2000 and 1999 were primarily the result of an increase in the cash used to repurchase our Common Stock during 2000 and 2001. Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding Common Stock in open market transactions from time to time, subject to price and other conditions. Through December 31 2001, aggregate amounts authorized under the repurchase program total $400.0 million. Under this program, we repurchased 6.4 million shares of our Common Stock in 2001 at a cost if $106.9 million, 3.9 million shares in 2000 at a cost of $89.1 million, and 4.9 million shares in 1999 at a cost of $60.7 million.

     We had no significant commitments for capital expenditures at December 31, 2001, excluding $3.4 million in restricted cash already set aside for leasehold improvements associated with the move to our new Dublin, California facility. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2001, we had identifiable assets totaling $172.8 million associated with our European operations and $81.9 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in "Accumulated other comprehensive loss" under "Stockholders' equity" on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. See
"MD&A -- Financial Risk Management," Part II, Item 7.

     Our contractual obligations at December 31, 2001, are summarized as follows:

                                                        PAYMENTS DUE BY PERIOD
                                    ---------------------------------------------------------------
      (DOLLARS IN MILLIONS)                       2002        2003-2004     2005-2006
     CONTRACTUAL OBLIGATIONS         TOTAL     COMMITMENTS   COMMITMENTS   COMMITMENTS   AFTER 2006
     -----------------------        --------   -----------   -----------   -----------   ----------
Restructuring-related commitments:
Leases............................  $   22.7     $   8.1       $   6.4       $   4.2      $    4.0
Other.............................       5.8         5.8
Other commitments:
Operating leases..................     417.8        52.9          81.1          62.6         221.2
Third-party royalty commitments...       3.1         2.0           1.1
                                    --------     -------       -------       -------      --------
Total commitments.................  $  449.4     $  68.8       $  88.6       $  66.8      $  225.2
                                    --------     -------       -------       -------      --------

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax net income of approximately $61 million in 2002, $58 million in 2003, and $58 million in 2004.

     During 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we completed step two of the test. Based on this analysis, we will recognize an impairment loss of approximately $150 million in the first quarter of 2002. This loss will be recognized as the cumulative effect of an accounting change.

     During 2001 the applicable accounting policy for measuring goodwill impairment was an undiscounted cash flow basis, a method required by SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at December 31, 2001.

     In June 2001, the FASB issued SFAS 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. The provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

     In November 2001, the FASB issued a Staff Announcement Topic No. D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. We are required to adopt the guidance effective January 1, 2002. We currently record out-of-pocket expense reimbursements as a reduction to operating expenses. Beginning in January 1, 2002, we will record these reimbursements as service fees revenue, which will result in increased revenue and increased operating expenses. Comparative financial statements for prior year information will be reclassified to conform to the new presentation. The application of Topic D-103 will not result in any impact to operating or net income in any past or future periods. The provisions of this statement are not expected to have a significant impact on our financial condition of operating results.

     In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued FSAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133" which amended FSAS 133 with respect to four specific issues. We adopted FSAS 133 as amended, for the year ending December 31, 2001. The adoption of FSAS 133 did not have a material effect on our consolidated financial position or results of operations.

FINANCIAL RISK MANAGEMENT

  FOREIGN EXCHANGE RISK

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of December 31, 2001 was immaterial to our consolidated financial statements.

     The tables below provide information about our foreign currency forward contracts as of December 31, 2001 and 2000. All of the outstanding forward contracts at December 31, 2001, had maturities of approximately 30 days. The fair value of these outstanding forward contracts was not material as of December 31, 2001 and 2000.

                                                                US$
                                                              NOTIONAL      AVERAGE
                 FORWARD CONTRACTS -- 2001                     AMOUNT    CONTRACT RATE
                 -------------------------                    --------   -------------
                                                               (AMOUNTS IN THOUSANDS
                                                               EXCEPT EXCHANGE RATES)
Contracts for the sale of US Dollars and purchase of:
  Canadian Dollars..........................................  $ 4,140       0.6273
  Swedish Krona.............................................  $ 1,526       0.0954
  Euro......................................................  $ 9,177       0.8910
  Singapore Dollars.........................................  $   703       0.5410
Contracts for purchase of US Dollars and sale of:
  Swiss Franc...............................................  $ 1,387       1.6584
Contracts for purchase of Euros and sale of:
  Swedish Krona.............................................  $   382       9.3390
  Swiss Franc...............................................    2,414       1.4776
  UK Pound..................................................   15,953       0.6150
  Norwegian Krone...........................................    1,915       8.0116
                                                              -------
Total.......................................................  $37,597
                                                              =======

                                                              NOTIONAL      AVERAGE
                 FORWARD CONTRACTS -- 2000                     AMOUNT    CONTRACT RATE
                 -------------------------                    --------   -------------
                                                               (AMOUNTS IN THOUSANDS
                                                               EXCEPT EXCHANGE RATES)
Contracts for the purchase of US Dollars:
  Japanese Yen..............................................  $ 5,719      113.6500
Contracts for sale of US Dollars:
  Canadian Dollars..........................................    1,406        0.6694
  Euro......................................................    8,275        0.9403
Contracts for purchase of Euros:
  Swedish Krona.............................................  $ 2,409        8.8881
  Swiss Franc...............................................    3,277        1.5278
  UK Pound..................................................   13,683        0.6305
  Norwegian Krone...........................................    2,035        8.3224
                                                              -------
Total.......................................................  $36,804
                                                              =======

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

     We mitigate default risk by investing in only the safest and highest investment grade securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for our investment portfolio, since all investments are made in securities with fixed interest rates.

  FUTURE OPERATING RESULTS

     Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-K. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report, including those regarding forward-looking statements set forth on Page 1 of this Report.

  Stock Price Volatility

     Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general has been highly volatile, and the trading price of our Common Stock has fluctuated widely in recent years. The stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports regarding our company and other high technology companies, market acceptance of our products, services and pricing policies, the activities of our competitors, acquisitions of other businesses and technologies and other events, including acts of war and other related events such as the September 11, 2001 terrorist attacks on the World Trade Center in New York.

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

     In North America, we currently ship most of our products from our Emeryville, California distribution facility. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at this distribution facility at that time (e.g., relocation of some or all of this facility to Dublin, California (as is planned in the first quarter of 2002), natural calamity, acts of war, governmental intervention or systems failure) could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

  Competition

     The market for our products and services is extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the e-Business marketplace. We have numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, as well as smaller highly aggressive firms. Many of these companies may have greater financial, technical, sales, and marketing resources, and certain of these companies have larger installed customer bases. In addition, our competitors' advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop new customers and new products, enhance existing products and retain competitive pricing policies in a timely manner. Our failure to compete successfully with new or existing competitors could have a material adverse impact on our business, and on the market price of our stock.

  Product Development

     Increasing widespread use of the Internet may significantly alter how we do business in the future. This, in turn, could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices.

     In March 2001, we began shipping the latest version of Sybase Enterprise Portal, the industry's first enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN in April 2001, we gained the ability to offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. As a general matter, deployment of enterprise portals has increased dramatically in recent years, and we believe that increasing demand for enterprise portal solutions will enhance our revenues and profitability. However, if the market does not continue to develop as anticipated, or if our Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.

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

  Divisional Sales Model

     We are organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, product marketing, partner relationship management and customer support teams. This structure is intended to enhance overall revenues and profitability by providing increased focus on our key markets. In January 2000, the acquisition of HFN (now FFI) increased our focus on the financial services vertical market. In May 2000, we announced the launch of iAS, a subsidiary formed to continue the business of the former MEC division in mobile, wireless and embedded products and services. eBD was created in the second quarter of 2001 and consists of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division. For more information regarding our divisional sales model, see Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

  International Operations

     We derive a substantial portion of our revenues from our international operations. At the end of fourth quarter of 2001, these revenues represented 42% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see "Financial Risk Management" above, incorporated here by reference.

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

     - Changes in political, regulatory, or economic conditions

     - Changes or limitations in trade protection laws

     - Changes in tax treaties or laws favorable to Sybase

     - Natural disasters, political unrest and acts of war

  Intellectual Property

     Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. Also, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims. For information about material litigation involving trademark infringement claims, see Note Twelve to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

     In the past, third parties have claimed that our products violated their patents or other proprietary rights. It is possible that such claims will be asserted in the future. Also, to the extent we acquire other technologies, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. We do not believe any of our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

  Human Resources

     Our inability to hire and retain qualified technical, managerial, sales and other employees could affect our product development and sales efforts, other aspects of our operations, and our financial results. The relatively high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.

     In recent years, we have experienced a number of changes in our Board of Directors and in our executive management team. For example, in July 2001, Richard Moore joined us as Senior Vice President and General Manager of our newly created v-Business Group. In October 2001, Billy Ho, our Senior Vice President and General Manager of eBD, replaced George F. (Rick) Adam, former CEO of NEN who had previously been appointed to the position when we acquired NEN in April 2001. These and other changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Additionally, further changes in Board membership could affect the Company's current strategic business plans.

  Acquisitions and Strategic Relationships

     We continually explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and will likely continue to do so in the future. For a further discussion of our recent acquisitions, see Note Eleven to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

     We may not achieve the desired benefits of our acquisitions and investments. For example, we may be unable to successfully assimilate an acquired company's management team, business infrastructure, company culture, or other important factors. Also, dedication of additional resources to handle integration the integration of new companies could temporarily divert attention from other important business. Such acquisitions could also result in costs, liabilities, inherited litigation and other additional expenses that could harm our results of operations and financial condition. With respect to our investments in other companies, we may not realize a return on our investments, or the value of our investments may decline if the businesses in which we invest are not successful. These companies include start-ups seeking to develop technology that has not been tested in the marketplace. Such companies typically have no history of earnings and may lack a seasoned management team and/or a well-defined operating infrastructure.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to "MD&A -- Financial Risk Management," Part II, Item 7, incorporated here by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    34
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    35
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................    36
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............    37
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    38
Notes to Consolidated Financial Statements..................    39

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sybase, Inc.

     We have audited the accompanying consolidated balance sheets of Sybase, Inc., as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 24, 2002

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  222,793    $235,588
  Short-term cash investments...............................      64,216      78,386
                                                              ----------    --------
     Total cash, cash equivalents and short-term cash
      investments...........................................     287,009     313,974
  Restricted cash...........................................       3,426          --
  Accounts receivable, less allowance for doubtful accounts
     of $19,706
       (2000 -- $22,313)....................................     185,786     213,224
  Deferred income taxes.....................................      16,746      28,594
  Prepaid expenses and other current assets.................      21,411      18,321
                                                              ----------    --------
     Total current assets...................................     514,378     574,113
Long-term cash investments..................................      56,151      40,638
Property, equipment and improvements, net...................      76,150      59,296
Deferred income taxes.......................................      25,208      19,020
Capitalized software, net...................................      53,589      33,794
Goodwill and other purchased intangibles, less accumulated
  amortization of $182,157 (2000 -- $96,459)................     375,269     147,513
Other assets................................................      32,497      40,666
                                                              ----------    --------
     Total assets...........................................  $1,133,242    $915,040
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   14,179    $ 16,094
  Accrued compensation and related expenses.................      44,530      55,237
  Accrued income taxes......................................      37,485      38,679
  Other accrued liabilities.................................     115,448      99,641
  Deferred revenue..........................................     194,165     206,976
                                                              ----------    --------
     Total current liabilities..............................     405,807     416,627
                                                              ----------    --------
Other liabilities...........................................       5,887       5,795
Minority interest...........................................       5,029       1,866
Commitments and contingent liabilities
Stockholders' equity:
  Preferred stock, $0.001 par value, 8,000,000 shares
     authorized; none issued or outstanding.................          --          --
  Common stock, $0.001 par value; 200,000,000 shares
     authorized; 105,113,402 shares issued and 98,725,140
     shares outstanding (2000 -- 90,546,392 shares issued
     and 87,656,460 shares outstanding).....................         105          91
  Additional paid-in capital................................     925,709     582,972
  Accumulated deficit.......................................     (68,723)     (6,940)
  Accumulated other comprehensive loss......................     (27,994)    (22,305)
  Cost of 6,388,262 shares of treasury stock (2000 --
     2,889,932 shares)......................................    (107,175)    (63,066)
  Unearned stock compensation...............................      (5,403)         --
                                                              ----------    --------
       Total stockholders' equity...........................     716,519     490,752
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,133,242    $915,040
                                                              ==========    ========

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
Revenues:
  License fees..............................................  $389,038    $468,501    $421,645
  Services..................................................   537,048     491,957     449,988
                                                              --------    --------    --------
     Total revenues.........................................   926,086     960,458     871,633
Costs and expenses:
  Cost of license fees......................................    45,695      45,120      46,241
  Cost of services..........................................   238,942     245,837     217,053
  Sales and marketing.......................................   331,237     345,149     310,774
  Product development and engineering.......................   125,404     126,689     136,272
  General and administrative................................    76,885      67,267      68,876
  Amortization of goodwill and other purchased
     intangibles............................................    55,859      32,730      13,920
  In-process research and development.......................    18,500       8,000          --
  Stock compensation expense................................     1,334          --          --
  Cost (reversal) of restructuring..........................    48,751        (791)     (8,528)
                                                              --------    --------    --------
     Total costs and expenses...............................   942,607     870,001     784,608
                                                              --------    --------    --------
Operating income (loss).....................................   (16,521)     90,457      87,025
Interest income.............................................    16,952      17,857      13,626
Interest expense and other income, net......................       577        (822)        147
Minority interest...........................................       (30)         94          --
                                                              --------    --------    --------
Income before income taxes..................................       978     107,586     100,798
Provision for income taxes..................................    26,500      35,461      38,303
                                                              --------    --------    --------
     Net income (loss)......................................  $(25,522)   $ 72,125    $ 62,495
                                                              ========    ========    ========
Basic net income (loss) per share...........................  $  (0.27)   $   0.82    $   0.76
                                                              ========    ========    ========
Shares used in computing basic net income (loss) per
  share.....................................................    94,592      87,711      81,817
                                                              ========    ========    ========
Diluted net income (loss) per share.........................  $  (0.27)   $   0.78    $   0.74
                                                              ========    ========    ========
Shares used in computing diluted net income (loss) per
  share.....................................................    94,592      92,150      84,156
                                                              ========    ========    ========

See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       THREE YEARS ENDED DECEMBER 31, 2001
                                --------------------------------------------------
                                     COMMON STOCK
                                -----------------------   ADDITIONAL
                                OUTSTANDING                PAID-IN     ACCUMULATED
                                  SHARES      PAR VALUE    CAPITAL       DEFICIT
                                -----------   ---------   ----------   -----------
                                        (DOLLARS AND SHARES IN THOUSANDS)
Balances at December 31,
  1998........................    81,169        $ 82       $416,501     $(102,471)
Common stock issued and
  treasury stock reissued
  under stock option and stock
  purchase plans..............     4,683           1          7,951        (8,061)
Acquisition of treasury
  stock.......................    (4,931)         --             --            --
Tax benefit of exercise of
  stock options...............        --          --          7,900            --
                                  ------        ----       --------     ---------
Subtotal......................    80,921          83        432,352      (110,532)
Net income....................        --          --             --        62,495
Foreign currency translation
  adjustments.................        --          --             --            --
Comprehensive income..........
                                  ------        ----       --------     ---------
Balances at December 31,
  1999........................    80,921          83        432,352       (48,037)
Common stock issued in
  connection with business
  combinations................     7,594           8        144,057            --
Common stock issued and
  treasury stock reissued
  under stock option and stock
  purchase plans..............     3,073          --             44       (31,028)
Acquisition of treasury
  stock.......................    (3,932)         --             --            --
Tax benefit of exercise of
  stock options...............        --          --          6,519            --
                                  ------        ----       --------     ---------
Subtotal......................    87,656          91        582,972       (79,065)
Net income....................        --          --             --        72,125
Foreign currency translation
  adjustments.................        --          --             --            --
Comprehensive income..........
                                  ------        ----       --------     ---------
Balances at December 31,
  2000........................    87,656          91        582,972        (6,940)
                                  ------        ----       --------     ---------
Common stock issued in
  connection with business
  combinations................    14,567          14        336,124            --
Common stock issued and
  treasury stock reissued
  under stock option and stock
  purchase plans..............     2,494          --              3       (27,143)
Treasury stock reissued under
  restricted stock option
  plan........................       384                      5,571        (9,118)
Acquisition of treasury
  stock.......................    (6,376)         --             --            --
Amortization of unearned stock
  compensation................                    --             --            --
Tax benefit of exercise of
  stock options...............        --          --          1,039            --
                                  ------        ----       --------     ---------
Subtotal......................    98,725         105        925,709       (43,201)
Net loss......................        --          --             --       (25,522)
Foreign currency translation
  adjustments.................        --          --             --            --
Unrealized gains/(losses) on
  marketable securities.......        --          --             --            --
Comprehensive loss............
                                  ------        ----       --------     ---------
Balances at December 31,
  2001........................    98,725        $105       $925,709     $ (68,723)
                                  ======        ====       ========     =========

                                        THREE YEARS ENDED DECEMBER 31, 2001
                                ---------------------------------------------------
                                 ACCUMULATED
                                    OTHER                     UNEARNED
                                COMPREHENSIVE   TREASURY       STOCK
                                    LOSS          STOCK     COMPENSATION    TOTAL
                                -------------   ---------   ------------   --------
                                         (DOLLARS AND SHARES IN THOUSANDS)
Balances at December 31,
  1998........................    $ (9,702)     $  (3,338)         --      $301,072
Common stock issued and
  treasury stock reissued
  under stock option and stock
  purchase plans..............          --         32,133          --        32,024
Acquisition of treasury
  stock.......................          --        (60,657)         --       (60,657)
Tax benefit of exercise of
  stock options...............          --             --          --         7,900
                                  --------      ---------     -------      --------
Subtotal......................      (9,702)       (31,862)         --       280,339
Net income....................          --             --          --        62,495
Foreign currency translation
  adjustments.................      (6,724)            --          --        (6,724)
                                                                           --------
Comprehensive income..........                                               55,771
                                  --------      ---------     -------      --------
Balances at December 31,
  1999........................     (16,426)       (31,862)         --       336,110
Common stock issued in
  connection with business
  combinations................          --             --          --       144,065
Common stock issued and
  treasury stock reissued
  under stock option and stock
  purchase plans..............          --         57,937          --        26,953
Acquisition of treasury
  stock.......................          --        (89,141)         --       (89,141)
Tax benefit of exercise of
  stock options...............          --             --          --         6,519
                                  --------      ---------     -------      --------
Subtotal......................     (16,426)       (63,066)         --       424,506
Net income....................          --             --          --        72,125
Foreign currency translation
  adjustments.................      (5,879)            --          --        (5,879)
                                                                           --------
Comprehensive income..........                                               66,246
                                  --------      ---------     -------      --------
Balances at December 31,
  2000........................     (22,305)       (63,066)         --       490,752
                                  --------      ---------     -------      --------
Common stock issued in
  connection with business
  combinations................          --             --      (1,166)      334,972
Common stock issued and
  treasury stock reissued
  under stock option and stock
  purchase plans..............          --         53,665          --        26,525
Treasury stock reissued under
  restricted stock option
  plan........................          --          9,156      (5,571)           38
Acquisition of treasury
  stock.......................          --       (106,930)                 (106,930)
Amortization of unearned stock
  compensation................          --                      1,334         1,334
Tax benefit of exercise of
  stock options...............          --             --          --         1,039
                                  --------      ---------     -------      --------
Subtotal......................     (22,305)      (107,175)     (5,403)      747,730
Net loss......................          --             --          --       (25,522)
Foreign currency translation
  adjustments.................      (6,257)            --          --        (6,257)
Unrealized gains/(losses) on
  marketable securities.......         568             --          --           568
                                                                           --------
Comprehensive loss............                                              (31,211)
                                  --------      ---------     -------      --------
Balances at December 31,
  2001........................    $(27,994)     $(107,175)    $(5,403)     $716,519
                                  ========      =========     =======      ========

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Cash and cash equivalents, beginning of year..............  $ 235,588   $ 250,103   $ 224,665
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................    (25,522)     72,125      62,495
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization........................    136,482     107,879      90,009
     Write-off of in-process research and development.....     18,500       8,000          --
     Write-off of assets in restructuring.................      3,188          --        (883)
     Minority interest in income (loss) of subsidiaries...         30         (94)         --
     (Gain) Loss on disposal of assets....................       (962)        754       3,176
     Deferred income taxes................................     (1,563)     (6,551)         (9)
     Tax benefit from exercise of stock options...........      1,039       6,519       7,900
     Amortization of deferred stock-based compensation....      1,334          --          --
     Changes in assets and liabilities:
       Accounts receivable................................     58,184     (31,633)     16,051
       Other current assets...............................      4,163      (3,397)     (7,110)
       Accounts payable...................................     (8,687)      4,411      (4,398)
       Accrued compensation and related expenses..........    (19,794)     (3,783)      8,564
       Accrued income taxes...............................     (1,422)         19      13,517
       Other accrued liabilities..........................    (44,127)     (2,234)     (8,347)
       Deferred revenues..................................    (28,054)     19,117      (3,308)
       Other liabilities..................................        305         (34)      1,066
                                                            ---------   ---------   ---------
Net cash provided by operating activities.................     93,094     171,098     178,723
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash.............................     (3,426)         --          --
  Purchases of available-for-sale cash investments........   (119,745)   (128,668)   (124,541)
  Maturities of available-for-sale cash investments.......     82,497      81,149      39,164
  Sales of available-for-sale cash investments............     66,768      29,291       7,529
  Business combinations, net of cash acquired.............     27,166     (33,573)     (8,155)
  Purchases of property, equipment and improvements.......    (38,985)    (30,398)    (27,952)
  Proceeds from sale of fixed assets......................        568         154      11,109
  Capitalized software development costs..................    (35,783)    (20,210)    (18,744)
  (Increase) decrease in other assets.....................     (1,971)    (20,778)      3,561
                                                            ---------   ---------   ---------
Net cash used for investing activities....................    (22,911)   (123,033)   (118,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in other current liabilities...................         --          --      (1,431)
  Minority Interest.......................................      3,133       1,960          --
  Net proceeds from the issuance of common stock and
     reissuance of treasury stock.........................     28,401      30,049      32,024
  Purchases of treasury stock.............................   (106,930)    (89,141)    (60,657)
                                                            ---------   ---------   ---------
Net cash used for financing activities....................    (75,396)    (57,132)    (30,064)
Effect of exchange rate changes on cash...................     (7,582)     (5,448)     (5,192)
                                                            ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents......    (12,795)    (14,515)     25,438
Cash and cash equivalents, end of year....................    222,793     235,588     250,103
                                                            ---------   ---------   ---------
Cash investments, end of year.............................    120,367     119,024     102,796
Total cash, cash equivalents and cash investments, end of
  year....................................................  $ 343,160   $ 354,612   $ 352,899
                                                            =========   =========   =========
Supplemental disclosures:
  Interest paid...........................................  $     276   $     339   $     282
  Income taxes paid.......................................  $  22,702   $  33,725   $  16,585

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY

     Sybase, Inc. (Sybase, or the Company) helps businesses integrate, manage and deliver applications, content and data anywhere they are needed. The Company's software products and professional consulting services provide a comprehensive platform for delivering the integrated solutions businesses need to be successful. Through its Enterprise Portal strategy, Sybase provides solutions that allow businesses to build the e-Business infrastructures that provide their employees, customers, partners and shareholders with a personalized, seamless integration of content, commerce and communities.

     The Company is organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, product marketing, partner relationship management and customer support teams.

     Our Enterprise Solutions Division (ESD) delivers products, technical support and professional services required to develop and maintain a variety of operational systems including e-Business infrastructures that allow enterprises to integrate external data, events and applications. iAnywhere Solutions, Inc.
(iAS), formerly the Mobile and Embedded Computing Division (MEC), is a subsidiary that provides solutions for delivering enterprise information and applications anywhere business transactions occur, including remote locations and mobile and hand-held platforms. Our e-Business Division (eBD) delivers an end-to-end e-Business platform and enterprise application integration capabilities outside a company's "firewall" and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities enabling customers to develop business intelligence solutions that integrate and translate data from multiple sources. Financial Fusion, Inc.
(FFI), formerly HFN, is our subsidiary that delivers turnkey Internet banking solutions to financial institutions.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, litigation and other contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable consist primarily of amounts due to the Company from its normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio. If the financial condition of the Company's customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers were to be significantly delayed, additional allowances might be required.

  CAPITALIZED SOFTWARE

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a working model or a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $154.9 million and $117.5 million, at December 31, 2001 and 2000, respectively, and related accumulated amortization was $101.4 million, and $83.7 million, respectively. Software amortization charges included in cost of license fees were $17.8 million, $22.4 million and $20.0 million for 2001, 2000 and 1999, respectively.

     SFAS 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamoritzed capitalized cost exceeds the net realizable value of a software product based upon its estimated future gross revenues reduced by estimated future costs of completing and disposing of the product, the excess is written off. If the estimated future gross revenue associated with certain of our software products were to be reduced, write-offs of capitalized software costs might be required.

  PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized, and minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, while leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the associated lease term. The Company evaluates its long-lived assets in accordance with Financial Accounting Standards Board (FASB) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.

  GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

     Intangible assets, which have generally resulted from business combinations accounted for as purchases (Note Eleven), are recorded at amortized cost. Amortization is computed using the straight-line method over periods of three to ten years. Management periodically reviews the carrying amounts of the Company's intangible assets for indications of impairment in accordance with SFAS 121. During the fourth quarter, various restructuring activities as well as the overall economic conditions signaled an indication of impairment. The Company then analyzed the value of its various intangible assets using estimates of future undiscounted cash flows prescribed by SFAS 121. Based on this analysis, the Company did not have an impairment of any intangibles assets at December 31, 2001. If the estimated future undiscounted cash flows were reduced, an impairment write-off under SFAS 121 might result.

     In June 2001, FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. The provisions of this statement are not expected to have a significant impact on the Company's financial condition or operating results.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level (generally the Sybase operating segments) at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company did not acquire any goodwill or other intangible assets between June 30, 2001 and December 31, 2001.

     The Company performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, the Company will recognize an impairment loss of approximately $150 million in the first quarter of 2002. This loss will be recognized as a cumulative effect of an accounting change.

     In future years, a reduction of the Company's estimate of fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

  REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

     The Company licenses software under non-cancelable license agreements. License fees revenues are recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements.

     Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the "percentage of completion" method of contract accounting using labor hours to measure the completion percentage. In order to apply the "percentage of completion" of method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion

     Sublicense fees are recognized as reported to the Company by its licensees. License fees revenue for certain application development and data access tools is recognized upon direct shipment to the end user or direct shipment to the reseller for the end user. If collectibility is not reasonably assured, revenue is recognized when the fee is collected.

     Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues from other contract services are generally recognized under the percentage-of-completion method. In order to apply the "percentage of completion" method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits from other contract services are subject to revisions as the contract progresses to completion.

  BUSINESS COMBINATIONS

     The Company has accounted for all its recent acquisitions using the purchase method of accounting. In the case of its material acquisitions, the Company based its purchase price allocation and useful life estimates on an analysis performed by an independent third party. See Note Eleven for specific details.

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

     In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of intercompany balances between Sybase entities resulting from software license royalties and certain management, research, and administrative services. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, Yen, Euro and the Hong Kong dollar. These forward exchange contracts are recorded at fair value and the resulting gains or losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses from foreign exchange contracts on hedged balances. All foreign exchange contracts have a life of approximately 30 days and are marked-to-market at the end each reporting period with unrealized gains and losses included in other income.

  INCOME TAXES

     The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made increasing income in the period of such determination. Similarly, if the Company determines that it is unable to realize a portion of its recorded deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period made.

  STOCK BASED COMPENSATION

     SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock.

     In April 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN 44. The adoption of these provisions did not materially impact the Company's results of operations. Note Seven provides a summary of the pro forma effects on reported net income and earnings per share for 2001, 2000 and 1999 based on the fair value of options and shares granted as prescribed by SFAS 123.

  NET INCOME (LOSS) PER SHARE

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options, warrants and restricted stock using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share in 2001, as their inclusion would be antidilutive. Accordingly, the calculation of diluted net loss per share does not include the common stock equivalent effect (using the treasury stock method) of 2,787,807 shares of Common Stock that were granted under outstanding stock options at December 31, 2001.

     The following shows the computation of basic and diluted net income (loss) per share at December 31:

                                                       2001             2000             1999
                                                   ------------      -----------      -----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)................................    $(25,522)         $72,125          $62,495
Shares used in computing basic net income (loss)
  per share......................................      94,592           87,711           81,817
Effect of dilutive securities -- stock options...            (a)         4,439            2,339
Shares used in computing diluted net income
  (loss) per share...............................      94,592           92,150           84,156
Basic net income (loss) per share................    $  (0.27)         $  0.82          $  0.76
Diluted net income (loss) per share..............    $  (0.27)(a)      $  0.78          $  0.74

---------------

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net earnings (loss) and other changes to stockholders' equity not reflected in net income (loss). The Company's components of other comprehensive income (loss) consist of foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.

  OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133" which amended SFAS 133 with respect to four specific issues. The Company was required to adopt SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are not expected to have a significant impact on the Company's financial condition or operating results.

     In July 2000, the Emerging Issues Task Force issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." EITF 00-15 states that the income tax benefit realized by the company upon employee exercise should be classified in the operating section of the statement of cash flows. The EITF is effective for all quarters ending after July 31, 2000. Previously reported amounts have been reclassified to conform to the current year's presentation.

     In November 2001, the FASB issued a Staff Announcement Topic No. D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. The Company is required to adopt the guidance effective January 1, 2002. Sybase currently records out-of-pocket expense reimbursements as a reduction to operating expenses. Beginning in January 1, 2002, these reimbursements will be recorded as service fees revenue, resulting in increased revenue and increased operating expenses. Comparative financial statements for prior year information will be reclassified to conform to the new presentation. The application of Topic D-103 will not result in any impact to operating or net income in any past or future periods. The provision of Topic D-103 is not expected to have a material impact on the Company's financial condition or operating results.

NOTE TWO: FINANCIAL INSTRUMENTS

  CASH, CASH EQUIVALENTS AND CASH INVESTMENTS

     Cash and cash equivalents consist of highly liquid investments that consist principally of taxable, short-term money market instruments with insignificant interest rate risk and original maturities of three months or less at the time of purchase and demand deposits with financial institutions. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Cash investments consist principally of commercial paper, corporate bonds, U.S. Government bonds and taxable municipal bonds with maturities between 90 days and up to two years and are stated at amounts that approximate fair value, based on quoted market prices. No individual investment security equaled or exceeded two percent of total assets.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2001, the Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Unrealized gains and losses at December 31, 2000 were not significant. Accordingly, the Company did not make a provision for such amounts in its December 31, 2000 consolidated financial statements. Realized gains and losses are determined on the specific identification method and are reflected in income.

     At December 31, cash equivalents and amortized cost of investments in marketable securities and their approximate fair values are as follows:

                                                    AMORTIZED   UNREALIZED   UNREALIZED   FAIR MARKET
                                                      COST        GAINS       (LOSSES)       VALUE
                                                    ---------   ----------   ----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
December 31, 2001:
Cash and cash equivalents.........................  $222,793       $ --        $  --       $222,793
Short-term cash investments (maturities of one
  year or less)...................................    63,773        444           (1)        64,216
Long-term cash investments (maturities over one
  year)...........................................    55,721        534         (104)        56,151
                                                    --------       ----        -----       --------
                                                    $342,287       $978        $(105)      $343,160
                                                    ========       ====        =====       ========
December 31, 2000:
Cash and cash equivalents.........................  $235,588       $ --        $  --       $235,588
Short-term cash investments (maturities of one
  year or less)...................................    78,386         --           --         63,773
Long-term cash investments (maturities over one
  year)...........................................    40,638         --           --         55,721
                                                    --------       ----        -----       --------
                                                    $354,612       $ --        $  --       $354,612
                                                    ========       ====        =====       ========

  RESTRICTED CASH

     The Company had $3.4 million in restricted cash set aside for leasehold improvements associated with the move to the new Dublin, California facility.

  FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

     At December 31, 2001, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $1.4 million, and to exchange U.S. dollars and Euros into various foreign currencies in the amounts of $15.5 million and $20.7 million, respectively. At December 31, 2000, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $5.7 million and to exchange U.S. dollars and Euros into various foreign currencies in the amounts of $9.7 million and $21.4 million, respectively. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 2001 or 2000. All foreign currency forward contracts are marked-to-market at the end each reporting period with unrealized gains and losses included in other income. One of two major U.S. multinational banks is counter party to all of these contracts during both 2001 and 2000.

NOTE THREE: PROPERTY, EQUIPMENT AND IMPROVEMENTS

                                                                                    ESTIMATED
                                                                                      USEFUL
                                                              2001        2000        LIVES
                  (DOLLARS IN THOUSANDS)                    ---------   ---------   ----------
Computer equipment and software...........................  $ 269,664   $ 245,403    3 years
Furniture and fixtures....................................     78,989      76,775    5 years
Leasehold improvements....................................     50,634      46,659   lease term
                                                            ---------   ---------
                                                              399,287     368,837
Less accumulated depreciation.............................   (323,137)   (309,541)
                                                            ---------   ---------
Net property, equipment and improvements..................  $  76,150   $  59,296
                                                            =========   =========

     Deprecation expense amounted to $39.8 million, $43.5 million and $54.2 million in 2001, 2000 and 1999, respectively.

NOTE FOUR: GOODWILL AND OTHER PURCHASED INTANGIBLES

                                                                2001        2000
                   (DOLLARS IN THOUSANDS)                     ---------   --------
Goodwill....................................................  $ 428,726   $190,473
Purchase technology.........................................     95,200     29,000
Covenant not to compete.....................................      4,500      4,500
Customer lists..............................................     20,000     20,000
Assembled workforce.........................................      9,000         --
                                                              ---------   --------
                                                                557,426    243,973
Accumulated amortization....................................   (182,157)   (96,459)
                                                              ---------   --------
Net goodwill and other purchased intangibles................  $ 375,269   $147,513
                                                              =========   ========

     Goodwill is generally amortized over a period of 2 to 8 years; purchased technology is generally amortized over a period of 4 to 7 years; covenant not to compete is generally amortized over a period of 7 years; customer lists are generally amortized over a period of 10 years; assembled workforce is generally amortized over a period of 6 years.

NOTE FIVE: OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                               2001      2000
                                                              -------   -------
Deposits....................................................  $23,582   $21,517
Other.......................................................    8,915    19,149
                                                              -------   -------
                                                              $32,497   $40,666
                                                              =======   =======

     During 2000, the Company made an $18.0 million security deposit on a 15-year non-cancelable lease for the Dublin, California facility (Note Six).

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

     On January 28, 2000, the Company entered into a 15-year non-cancellable lease of a new facility built in Dublin, California. The company began fully occupying the Dublin property in February 2002. Payments under this lease commenced on December 21, 2001. The Company has the option to renew the lease for up to two five-year extensions, subject to certain conditions. The lease provides for 4 percent yearly increases in the base rent, commencing on the month following the anniversary of the first completion date and thereafter on each anniversary date of the adjustment date. The lease generally requires Sybase to pay operating costs, including property taxes, insurance and maintenance in addition to ordinary operating expenses (such as utilities). The Company has not entered into an agreement that allows for purchase of the facilities at the end of the initial lease or at the end of either five-year lease extension.

     In September 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sales-leaseback agreement. Under the terms of this agreement, the Company entered into a seven-year operating lease, which was amended in June 1, 2001 to extend the lease term an additional six years. The termination date of this lease is October 31, 2012. The sales price of $5.3 million resulted in a gain of $2.8 million, which is being amortized on a straight-line basis over the original lease period.

     Future minimum lease payments under noncancellable operating leases having initial terms in excess of one year as of December 31, 2001 are as follows (dollars in thousands):

2002........................................................  $ 52,928
2003........................................................    43,414
2004........................................................    37,717
2005........................................................    31,488
2006........................................................    31,087
Thereafter..................................................   221,233
                                                              --------
Total minimum lease payments*...............................  $417,867
                                                              ========

---------------

* Minimum payments have not been reduced by minimum sublease rentals of $10.8 million due in the future under noncancellable subleases.

     The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed (dollars in thousands):

                                                           YEAR ENDING DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Minimum rentals.........................................  $39,382   $36,361   $31,507
Less: sublease rentals..................................    3,789     4,173     3,779
                                                          -------   -------   -------
                                                          $35,593   $32,188   $27,728
                                                          =======   =======   =======

     At December 31, 2001, the Company had outstanding letters of credit in the amount of $0.4 million.

NOTE SEVEN: STOCKHOLDERS' EQUITY

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

  RESTRICTED STOCK GRANTS

     During the year ended December 31, 2001, the Company issued an aggregate of 383,667 shares of its Common Stock as restricted stock under the 1996 Stock Plan to certain senior executives at a price of $0.10 per share. All of these restricted shares were outstanding at December 31, 2001 and are subject to a right to purchase by the Company. The repurchase right lapses over periods of three to four years.

  STOCK OPTION PLANS

     Pursuant to the terms of the Company's 1988 Stock Plan (1988 Stock Plan), an aggregate of 17,930,480 shares of Common Stock has been issued or reserved for issuance at December 31, 2001 upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 1988 Stock Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory options granted under the 1988 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Only employees are eligible to receive nonstatutory option grants. Options granted prior to January 1, 1997 expire ten years from the grant date, or one month after termination of employment, or six months after death or permanent disability of the optionee. Options granted subsequent to January 1, 1997 expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability of the optionee. Options in all of these cases are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. The 1988 Stock Plan expired in June 1998, in accordance with its terms. As of that time, no further options were granted under the 1988 Stock Plan, but optionees are able to exercise their vested options before those options expire. All unexercised options are cancelled upon expiration. As of December 31, 2001, there were 4,140,340 unexercised options outstanding under the 1988 Stock Plan.

     Pursuant to the Company's 1996 Stock Plan (1996 Stock Plan), at December 31, 2001, an aggregate of 16,727,000 shares of Common Stock has been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the 1996 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options generally expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months.

     Pursuant to the 1999 Nonstatutory Stock Plan (1999 Stock Plan), at December 31, 2001, an aggregate of 7,000,000 shares of Common Stock has been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. Employees (i) who are officers of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934, or (ii) who hold the title of vice president or above, are not eligible to receive options under the 1999 Stock Plan. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price of all stock options granted under the 1999 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options expire on terms set forth in the grant notice (generally with 10 years from the grant date), or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.

     An aggregate of 700,000 shares of Common Stock has been issued or reserved for issuance under the 1992 Director Option Plan, as amended, (the 1992 Director
Plan) as of December 31, 2001. Options under the 1992 Director Plan may be granted only to nonemployee directors. The exercise price of all options granted under the 1992 Director Plan must be the fair market value of the shares at the date of grant. Options expire in ten years from the date of grant and vest ratably over four years from the grant date. The 1992 Director Plan expired in February 2002, and no further options are available for grant under the 1992 Director Plan, but optionees are able to exercise their vested options before those options expire.

     An aggregate of 300,000 shares of Common Stock has been issued or reserved for issuance under the 2001 Director Option Plan (the 2001 Director Plan) as of December 31, 2001. All grants of options under the 2001 Director Plan are automatic and nondiscretionary and may be granted only to nonemployee directors. The exercise price of all options granted under the 2001 Director Plan must be the fair market value of the shares at the date of grant. Options expire in ten years from the date of grant and vest ratably over four years from the grant date.

     Price data and activity for the Company's option plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

                                                                            WEIGHTED AVERAGE
                                                      OUTSTANDING OPTIONS    EXERCISE PRICE
                                                       NUMBER OF SHARES        PER SHARE
                                                      -------------------   ----------------
Balance at December 31, 1998........................      12,037,963             $ 7.56
Granted.............................................       7,706,380              10.44
Exercised...........................................      (3,398,910)              6.87
Cancelled...........................................      (3,251,087)              7.92
                                                          ----------
Balance at December 31, 1999........................      13,094,346             $ 9.34
Granted.............................................       7,452,447              19.56
Exercised...........................................      (2,837,408)              7.06
Cancelled...........................................      (2,322,220)             12.97
                                                          ----------
Balance at December 31, 2000........................      15,387,165             $14.16
Granted.............................................      11,268,170              16.40
Exercised...........................................      (1,782,592)              9.32
Cancelled...........................................      (3,112,298)             23.82
                                                          ----------
Balance at December 31, 2001........................      21,760,445             $14.32
                                                          ==========

     The total number of shares granted in 2001 includes 2,764,136 options assumed by the Company due to its acquisition of NEN. The total number of shares granted in 2000 includes 1,135,307 options assumed by the Company due to its acquisition of HFN. At December 31, 2001, options to purchase 9,282,006 shares were exercisable at prices ranging from $0.10 to $118.62. Shares available for grant totaled 6,417,307 at December 31, 2001.

     The income tax benefits that accrue to the Company from exercises of nonqualified stock options and disqualifying dispositions of incentive stock options are recorded as additional paid-in capital.

     The following table summarizes information about Sybase fixed stock options outstanding at December 31, 2001:

                                                OPTIONS OUTSTANDING
                                        ------------------------------------    OPTIONS EXERCISABLE
                                                      WEIGHTED-                ---------------------
                                                       AVERAGE     WEIGHTED-               WEIGHTED-
                                                      REMAINING     AVERAGE                 AVERAGE
                                                     CONTRACTUAL   EXERCISE                EXERCISE
RANGES OF EXERCISABLE PRICES              SHARES        LIFE         PRICE      SHARES       PRICE
----------------------------            ----------   -----------   ---------   ---------   ---------
$ 0.10 to $ 10.10.....................   8,115,192      7.95        $ 8.31     3,210,022    $ 7.26
$10.38 to $ 15.52.....................   5,537,756      8.08        $12.71     3,056,763    $11.04
$15.55 to $ 22.56.....................   5,630,204      7.61        $19.64     2,089,970    $19.68
$22.56 to $118.62.....................   2,477,293      8.23        $25.53       925,251    $26.74
                                        ----------      ----        ------     ---------    ------
$ 0.10 to $118.62.....................  21,760,445      7.93        $14.32     9,282,006    $13.24
                                        ==========                             =========

  FFI STOCK OPTION PLANS

     In February of 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan) and reserved for issuance an aggregate of 13,325,000 shares of Common Stock upon the exercise of options granted to qualified employees and consultants of FFI, a majority owned subsidiary of the Company, and certain employees of Sybase, Inc. FFI's Board of Directors, directly or through committees, administers the 2000 FFI Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 2000 FFI Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the 2000 FFI Plan must be at least 85% of the fair market value of the common stock on the date granted. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI's Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date, three months after termination of employment, two years after death or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. Optionees holding unexpired options are able to exercise such options before those options expire. At that time, any unexercised options expire and are cancelled. As of December 31, 2001, there were 7,060,268 unexercised options outstanding under the 2000 Plan.

     In March 2001, FFI established the 2001 FFI Stock Option Plan (2001 FFI
Plan) and reserved for issuance an aggregate of 2,000,000 shares of FFI's common stock upon the exercise of options granted to qualified employees and consultants of FFI, and certain employees of Sybase, Inc. FFI's Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 2001 FFI Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all nonstatutory stock options granted under the 2001 FFI Plan must be at least 85% of the fair market value of the common stock on the date granted. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI's Board of Directors and supported by a valuation prepared by an independent valuation expert in 2000. All options issued during 2001 were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

     Price data and activity for the FFI Plan are summarized as follows:

                                                                            WEIGHTED AVERAGE
                                                      OUTSTANDING OPTIONS    EXERCISE PRICE
                                                       NUMBER OF SHARES        PER SHARE
                                                      -------------------   ----------------
Granted.............................................      14,285,220             $5.00
Exercised...........................................          (8,754)             5.00
Cancelled...........................................      (2,566,692)             5.00
                                                          ----------
Balance at December 31, 2000........................      11,709,774             $5.00
Granted.............................................       1,600,484             $5.00
Cancelled...........................................      (4,985,775)             5.00
                                                          ----------
Balance at December 31, 2001........................       8,324,483             $5.00
                                                          ==========

     At December 31, 2001 there were 3,188,347 shares exercisable under the FFI Plans at a weighted average exercise price of $5.00 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2001 was 8.43 years.

  IAS STOCK OPTION PLAN

     In March 2001, iAS established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 11,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS's Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. The exercise price of all stock options granted under the iAS Plan must be at least 85% of the fair market value of the common stock on the date granted. As iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS's Board of Directors and supported by a valuation prepared by the Company. All options issued during 2001 were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

     Price data and activity for the iAS Plan are summarized as follows:

                                                                            WEIGHTED AVERAGE
                                                      OUTSTANDING OPTIONS    EXERCISE PRICE
                                                       NUMBER OF SHARES        PER SHARE
                                                      -------------------   ----------------
Granted.............................................       8,397,875             $2.51
Cancelled...........................................         (89,000)             2.51
                                                           ---------
Balance at December 31, 2001........................       8,308,875             $2.51
                                                           =========

     The weighted average remaining contractual life of the options outstanding at December 31, 2001 was 9.53 years.

  EMPLOYEE STOCK PURCHASE PLANS

     The Company's 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended, (collectively the ESPP) allow eligible employees to purchase Common Stock through payroll deductions. The ESPP consists of 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the Common Stock at the first day of each 6-month exercise period or at the last day of each 6-month exercise period. Purchases are limited to 10 percent of an employee's eligible compensation, subject to an annual maximum, as defined in the ESPP.

     As of December 31, 2001, an aggregate of 11,800,000 shares of Common Stock had been reserved under the ESPP, of which 2,450,686 shares remained available for issuance. Employees purchased 710,312 shares in 2001, 675,118 shares in 2000, and 1,284,250 shares in 1999.

  PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK BASED COMPENSATION PLANS

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for grants to employees under its stock based compensation plans, described above. As a result, no compensation cost has been recognized for grants to employees under its fixed stock option plans or its employee stock purchase plan. Compensation cost for the estimated fair value of grants to nonemployee consultants of stock-based compensation has not been material. Had compensation cost been charged to expense for grants to employees under the Company's fixed stock option plans (including the FFI and iAS Plans) and its employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged by Statement of Financial Accounting Standards No. 123, the Company's net income/ (loss) and net income/(loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Net income/(loss)
  As reported...............................................  $(25,522)   $72,125    $62,495
  Pro forma.................................................  $(89,453)   $20,573    $35,479
Basic net income/(loss) per share
  As reported...............................................  $  (0.27)   $  0.82    $  0.76
  Pro forma.................................................  $  (0.95)   $  0.23    $  0.43
Diluted net income/(loss) per share
  As reported...............................................  $  (0.27)   $  0.78    $  0.74
  Pro forma.................................................  $  (0.95)   $  0.22    $  0.42

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   STOCK OPTION PLANS        PURCHASE PLANS
                                                  ---------------------   ---------------------
                                                  2001    2000    1999    2001    2000    1999
                                                  -----   -----   -----   -----   -----   -----
Expected volatility.............................  72.08%  70.93%  68.24%  72.08%  70.93%  68.24%
Risk-free interest rates........................   4.32%   6.18%   5.51%   3.41%   6.18%   4.86%
Expected lives (years)..........................   4.25    4.25    4.25     .50     .50     .50
Expected dividend yield.........................     --      --      --      --      --      --

     The weighted average grant date fair value of options (excluding FFI and iAS options) granted in 2001, 2000 and 1999 was $7.38, $12.81, and $5.98 per
share, respectively. The weighted average grant date fair value of the FFI options granted in 2001 and 2000 was $2.92 and $2.97 per share, respectively. The weighted-average grant-date fair value of the iAS options granted in 2001 was $1.46 per share.

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

     The following is a geographical breakdown of consolidated income (loss) before income taxes (including intercompany royalties and expenses) by income tax jurisdiction (dollars in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
United States........................................  $(81,175)  $ 25,674   $ 23,576
Foreign..............................................    82,158     81,912     77,222
                                                       --------   --------   --------
Total................................................  $    983   $107,586   $100,798
                                                       ========   ========   ========

     The provisions (credits) for income taxes consist of the following (dollars in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Federal
  Current...............................................  $ 1,166   $11,542   $ 6,699
  Deferred..............................................     (613)   (6,935)       --
                                                          -------   -------   -------
                                                              553     4,607     6,699
State
  Current...............................................      987     2,888     4,373
  Deferred..............................................     (728)      640        --
                                                          -------   -------   -------
                                                              259     3,528     4,373
Foreign
  Current...............................................   25,921    27,071    27,221
  Deferred..............................................     (233)      255        10
                                                          -------   -------   -------
                                                           25,688    27,326    27,231
                                                          -------   -------   -------
Total...................................................  $26,500   $35,461   $38,303
                                                          =======   =======   =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

                                                          2001      2000       1999
                                                         -------   -------   --------
Tax (credit) at U.S. statutory rate....................  $   344   $37,655   $ 35,279
State tax, net of federal benefit, before valuation
  allowance............................................      259     3,528      4,373
Effect of foreign operations...........................     (295)   (7,277)     4,070
Amortization of intangible assets......................   25,025    13,875      4,352
Research and development tax credits...................     (500)     (750)      (745)
Utilization of net operating loss and credit
  carryforwards........................................       --    (2,261)   (11,941)
Effect of valuation allowance..........................       --    (9,725)        --
Other..................................................    1,667       416      2,915
                                                         -------   -------   --------
Total..................................................  $26,500   $35,461   $ 38,303
                                                         =======   =======   ========

     Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's net deferred tax assets were as follows at December 31 (dollars in thousands):

                                                                2001       2000
                                                              --------   --------
Depreciation................................................  $ 19,137   $ 23,163
Deferred revenue............................................       498      8,950
Accrued expenses............................................    20,609     18,534
Allowance for doubtful accounts.............................     2,852      5,105
Purchased software..........................................     1,654        340
Net operating loss carryovers and tax credits
  Carryforwards.............................................    73,863     23,627
  Intangible assets.........................................    11,593      3,938
Other assets................................................    10,971      6,705
                                                              --------   --------
Gross deferred tax asset....................................   141,177     90,362
Unremitted foreign earnings.................................   (18,110)   (18,110)
Capitalized R&D expenses....................................   (11,032)   (14,201)
Acquired Intangibles........................................   (19,289)
Other liabilities...........................................    (1,457)       (36)
                                                              --------   --------
Gross deferred tax liability................................   (49,888)   (32,347)
Total before valuation allowance............................    91,289     58,015
Valuation allowance.........................................   (49,335)   (10,401)
                                                              --------   --------
Net deferred tax assets.....................................  $ 41,954   $ 47,614
Recorded as:
  Current deferred tax assets...............................  $ 16,746   $ 28,594
  Noncurrent deferred tax assets............................    25,208     19,020
                                                              --------   --------
                                                              $ 41,954   $ 47,614
                                                              ========   ========

     The valuation allowance increased by $38.9 million in 2001. This movement was primarily the valuation allowance primarily attached to deferred tax assets acquired during the year which are associated with the net operating losses of NEN.

     The valuation allowance acquired in the NEN acquisition primarily relates to deferred tax assets associated with the net operating losses of New Era of Network. If the associated deferred tax assets are realized, the benefit will reduce goodwill arising from the NEN acquisition rather than future income tax expense.

     Deferred tax assets relating to carryforwards as of December 31, 2001 include approximately $17.7 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholders' equity. As of December 31, 2001, the Company had research and development tax credits of $19.6 million, which expire in years from 2005 through 2021, foreign tax credits of $9.7 million expiring in years from 2002 through 2005, and an asset of $45.9 million associated with certain net operating losses which expire in the years from 2006 and 2021. The Company records benefit of available research and development credits and foreign tax credits before it records the benefit of acquired net operating loss carryforwards existing at the date of acquisition.

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

     No provision has been made for income taxes on a portion of the unremitted earnings held by certain of the Company's foreign subsidiaries (approximately $53.4 million at December 31, 2001) since the Company plans to permanently reinvest all such earnings.

NOTE NINE: RETIREMENT PLAN

     The Company maintains a defined contribution pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to 18% of their annual compensation to the Plan, subject to certain limitations. In 2001, the Company matched employee contribution at a rate of 50 cents to the dollar up to the first $3,000 of salary contributed by the employee, with a maximum employer match of $1,500 for the year fully vested. The maximum employer match was $1,500 in 2000 and $1,000 in 1999. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2001, 2000 or 1999.

NOTE TEN: SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company is organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

     The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required to develop and maintain a variety of operational systems including e-Business infrastructures that allow enterprises to integrate external data, events and applications. iAnywhere Solutions, Inc.
(iAS), formerly the Mobile and Embedded Computing Division (MEC), is a subsidiary that provides solutions to deliver enterprise information and applications anywhere business transactions occur, including remote locations and on mobile and hand-held platforms. The e-Business Division (eBD) delivers an end-to-end e-Business platform and enterprise application integration capabilities outside a company's "firewall" and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and central meta data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Financial Fusion, Inc.
(FFI), formerly HFN, is the subsidiary that delivers turnkey Internet banking solutions to financial institutions.

     The Company reports its iAS and FFI subsidiaries and ESD, eBD and BID divisions as reportable segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company had four reportable segments in 1999: ESD, MEC, IAD and BID. The FFI segment was added to report the results of HFN which was acquired by the Company in 2000. eBD was created in the second quarter of 2001, and incorporates operations of NEN, certain products previously reported in ESD (primarily the Sybase Enterprise Portal), and certain products previously reported in the former Internet Application Division (IAD) (primarily Enterprise Application Server, PowerBuilder, PowerDesigner and PowerJ(R)). IAD is no longer reported as a separate segment. The Company has restated all earlier periods reported to reflect the segment changes made in the second quarter of 2001.

     The Company's Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments. The Company's CODM does not view segment results below operating profit (loss) before unallocated expenses, and therefore unallocated expenses, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. The Company does not account for, or report to the CODM, its assets or capital expenditures by segment.

     A summary of the segment financial information reported to the CODM for the year ended December 31, 2001 is presented below (in thousands):

                                                                                                             CONSOLIDATED
                                           ESD        EBD        IAS       BID        FFI      ELIMINATION      TOTAL
                                         --------   --------   -------   --------   --------   -----------   ------------
Revenues:
  License fees.........................  $316,201   $ 21,325   $41,515   $  3,756   $  6,241          --       $389,038
  Services.............................   487,421     30,557     2,154      1,547     15,369          --        537,048
                                         --------   --------   -------   --------   --------    --------       --------
Direct revenues from external
  customers............................   803,622     51,882    43,669      5,303     21,610          --        926,086
Intersegment revenues..................       622     32,350    45,753     17,809      6,495    (103,029)            --
                                         --------   --------   -------   --------   --------    --------       --------
Total revenues.........................   804,244     84,232    89,422     23,112     28,105    (103,029)       926,086
Total allocated costs and expenses
  before amortization of purchased
  intangibles and write-off of
  in-process research and
  development..........................   656,817    119,576    61,891     35,889     49,574    (103,029)       820,718
                                         --------   --------   -------   --------   --------    --------       --------
Operating income (loss) before
  amortization of purchased intangibles
  and write off of in-process research
  and development......................   147,427    (35,344)   27,531    (12,777)   (21,469)         --        105,368
Amortization of purchased
  intangibles..........................     5,518     38,312        41      2,104     21,987          --         67,962
Write off of in-process research and
  development..........................        --     18,500        --         --         --          --         18,500
                                         --------   --------   -------   --------   --------    --------       --------
Operating income (loss) before
  unallocated expenses.................   141,909    (92,156)   27,490    (14,881)   (43,456)         --         18,906
Unallocated expenses...................                                                                          35,427
                                                                                                               --------
Operating loss.........................                                                                         (16,521)
Interest income, interest expense and
  other, net...........................                                                                          17,529
Minority Interest......................                                                                             (30)
                                                                                                               --------
Income before income taxes.............                                                                        $    978
                                                                                                               ========

     A summary of the segment financial information reported to the CODM for the year ended December 31, 2000 is presented below (in thousands):

                                                                                                             CONSOLIDATED
                                           ESD        EBD        IAS       BID        FFI      ELIMINATION      TOTAL
                                         --------   --------   -------   --------   --------   -----------   ------------
Revenues:
  License fees.........................  $389,843   $ 19,647   $49,062   $    500   $  9,449          --       $468,501
  Services.............................   474,229        613     1,538      1,828     13,749          --        491,957
                                         --------   --------   -------   --------   --------     -------       --------
Direct revenues from external
  customers............................   864,072     20,260    50,600      2,328     23,198          --        960,458
Intersegment revenues..................     2,096     24,267    41,445     19,223      5,737     (92,768)            --
                                         --------   --------   -------   --------   --------     -------       --------
Total revenues.........................   866,168     44,527    92,045     21,551     28,935     (92,768)       960,458
Total allocated costs and expenses
  before amortization of purchased
  intangibles and write-off of
  in-process research and
  development..........................   701,750     67,314    66,515     33,625     49,187     (92,768)       825,623
                                         --------   --------   -------   --------   --------     -------       --------
Operating income (loss) before
  amortization of purchased intangibles
  and write off of in-process research
  and development......................   164,418    (22,787)   25,530    (12,074)   (20,252)         --        134,835
Amortization of purchased
  intangibles..........................     8,311      3,773        81      3,983     20,987          --         37,135
Write off of in-process research and
  development..........................        --         --        --         --      8,000          --          8,000
                                         --------   --------   -------   --------   --------     -------       --------
Operating income (loss) before
  unallocated expenses.................   156,107    (26,560)   25,449    (16,057)   (49,239)         --         89,700
Unallocated expenses...................                                                                            (757)
                                                                                                               --------
Operating income.......................                                                                          90,457
Interest income, interest expense and
  other, net...........................                                                                          17,035
Minority Interest......................                                                                              94
                                                                                                               --------
Income before income taxes.............                                                                        $107,586
                                                                                                               --------
                                                                                                                (16,057)
                                                                                                               ========

     A summary of the segment financial information reported to the CODM for the year ended December 31, 1999 is presented below (in thousands):

                             ESD        EBD        IAS       BID      ELIMINATION   CONSOLIDATED TOTAL
                           --------   --------   -------   --------   -----------   ------------------
Revenues:
  License fees...........  $359,667   $ 16,543   $37,244   $  8,191          --          $421,645
  Services...............   449,141         --       233        614          --           449,988
                           --------   --------   -------   --------     -------          --------
Direct revenues from
  external customers.....   808,808     16,543    37,477      8,805          --           871,633
Intersegment revenues....     1,203     14,689    38,814     13,838     (68,544)               --
                           --------   --------   -------   --------     -------          --------
Total revenues...........   810,011     31,232    76,291     22,643     (68,544)          871,633
Total allocated costs and
  expenses before
  amortization of
  purchased intangibles
  (1)....................   665,720     64,357    55,088     34,082     (68,544)          750,703
                           --------   --------   -------   --------     -------          --------
Operating income (loss)
  before amortization of
  purchased
  intangibles............   144,291    (33,125)   21,203    (11,439)         --           120,930
Amortization of purchased
  intangibles............    11,027      3,745        48        654          --            15,474
                           --------   --------   -------   --------     -------          --------
Operating income (loss)
  before unallocated
  expenses...............   133,264    (36,870)   21,155    (12,093)         --           105,456
Unallocated expenses.....                                                                  18,431
                                                                                         --------
Operating income.........                                                                  87,025
Interest income, interest
  expense and other,
  net....................                                                                  13,773
                                                                                         --------
Income before income
  taxes..................                                                                $100,798
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

     The following table presents a summary of operating information and certain year-end balance sheet information by geographic region (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Revenues:
  Unaffiliated customers:
     United States...................................  $502,795   $552,452   $504,217
     Europe..........................................   251,570    247,809    231,862
     Other...........................................   171,721    160,197    135,554
                                                       --------   --------   --------
       Total.........................................  $926,086   $960,458   $871,633
                                                       ========   ========   ========

Long-lived assets, net:
  United States......................................  $483,680   $221,049   $100,329
  Europe.............................................    13,659     11,472     16,150
  Other..............................................     7,668      8,082     11,570
                                                       --------   --------   --------
     Total...........................................  $505,007   $240,603   $128,049
                                                       ========   ========   ========

NOTE ELEVEN: BUSINESS COMBINATIONS AND INVESTMENTS

     On February 20, 2001, the Company agreed to acquire New Era of Networks, Inc. (NEN), a publicly-traded leading e-Business application integration company, in a stock-for-stock transaction valued at $339.3 million, and accounted for as a purchase. The total purchase price was determined as follows:

                                                               (IN MILLIONS)
Issuance of 14.3 million Sybase shares......................      $318.0
NEN stock options assumed...................................        16.3
Merger legal and accounting costs...........................         5.0
                                                                  ------
Total Purchase Consideration................................      $339.3
                                                                  ======

     Under the terms of the acquisition, each share of NEN common stock was converted into 0.3878 shares of Sybase Common Stock. The same conversion ratio was used to convert all outstanding NEN stock options to Sybase stock options.

     The fair value of the common stock issued was based on the average closing price of the Sybase Common Stock on the two days before and after the acquisition was announced on February 20, 2001. The fair value of the NEN options assumed, which were exchanged for cash and Sybase options, was based on the Black-Scholes model using the following assumptions:

     - Expected life of .25 to 3.5 years

     - Expected volatility factor of 70.93%

     - Risk-free interest rate of 6.18%

     - Expected dividend rate of 0%

     The estimated excess of the purchase price over the fair value of the net assets acquired is expected to be approximately $311.8 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed. Of the estimated $311.8 million excess, $47.7 was allocated to developed technology, $9.0 million was allocated to assembled workforce, $1.2 million was allocated to stock based compensation, $18.5 million was allocated to in-process research and development and an estimated $235.4 million was allocated to goodwill. This allocation was based on a valuation prepared by an independent third-party appraiser. Included in goodwill is $23.2 million that was allocated to goodwill with an offsetting amount allocated to long-term deferred tax liability for the tax effect of the amortization on developed technology and assembled workforce, which is not deductible for tax purposes.

     The amount allocated to in-process research and development was charged to expense as a non-recurring charge in the second quarter of 2001 since the in-process research and development had not yet reached technological feasibility and had no alternative future uses. During 2001, the amounts allocated to the assembled workforce, the developed technology and the goodwill were amortized on a straight-line basis over periods of 6 years, 4 years and 6 years, respectively.

     On January 20, 2000, the Company acquired Home Financial Network (HFN), a privately-held Internet financial services company specializing in the development of customized e-Finance Web sites. HFN subsequently was renamed Financial Fusion, Inc. This transaction was accounted for as a purchase.

     The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase as if the acquisition of NEN had occurred as of the beginning of 2001 and 2000, and the acquisition of HFN had occurred as of the beginning of 2000. The pro forma quarterly financial information gives effect to certain adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $18.5 million in in-process research and development acquired in the NEN acquisition and $8.0 million in in-process research and development acquired in the HFN transaction. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the three companies constituted a single entity during such periods.

                                                            TWELVE MONTHS   TWELVE MONTHS
                                                                ENDED           ENDED
                                                              12/31/01        12/31/00
                                                            -------------   -------------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
Revenue...................................................    $972,348       $1,148,806
Net income (loss).........................................    (113,029)          (1,279)
Basic net income (loss) per share.........................       (1.14)           (0.01)
Diluted net income (loss) per share (a)...................       (1.14)(a)        (0.01)(a)

---------------

(a) The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

     On February 1, 2001, the Company acquired Sybase A/S, a privately-held distributor of Sybase products in Denmark, for approximately $3.5 million in cash. The acquisition was accounted for using the purchase method of accounting, and a significant portion of the purchase price was allocated to intangible assets. The results of operations of the Denmark entity have not been material in relation to those of our company as a whole and are included in the consolidated results of operations for periods subsequent to the acquisition date.

     During 2000, the Company invested $15.7 million for equity interests of between 2 percent and 16 percent in five early-stage e-Business companies, of which $5.7 million was invested under the terms of its Innovation Fund. These nonmarketable investment securities are accounted for under the cost method of accounting. The Innovation Fund, which had a total of $50 million available for such investments, was approved by the Board of Directors in 1999. In order for an investment to qualify as an Innovation Fund investment, the following criteria must be met: (i) total investment by Sybase in the transaction must be no greater than $5 million, and (ii) Sybase's total equity interest in the entity must not exceed 19 percent of the total outstanding equity at any time.

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

     In March 1999, the Company paid $5.4 million for Convertible Secured Promissory Notes due December 31, 2002 (Notes) issued by Demica PLC (Demica), a provider of a wholesale banking application using the Company's technology. The Notes bear interest at 8 percent per annum and at the time of issuance, were convertible into 29.9 percent of the share capital of Demica. On August 11, 2000, the Company converted the Notes into Demica shares and in August 2000, an investor paid Sybase approximately $1.7 million for 348,240 of such shares, thereby bringing Sybase's investment in Demica below 20 percent. Additionally, Demica has paid Sybase $331,000 for accrued interest under the Notes. The investment is being accounted for under the cost method of accounting.

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

NOTE TWELVE: LITIGATION

     In January 2001, several class action lawsuits were filed in Federal District Court for the State of Colorado against NEN alleging violation of federal securities laws. Certain of NEN's current and former officers also were named as defendants. All cases were consolidated into a single case with a class period of October 18, 2000 to November 21, 2000. Although NEN believes this class action lawsuit is without merit, NEN agreed to settle the lawsuit for $5.0 million in order to avoid protracted and expensive litigation and the uncertainty of trial. NEN is responsible for $0.9 million of such settlement amount plus its accumulated legal expenses, and NEN's insurers are responsible for the balance. The Stipulation of Settlement was filed with the Court on March 22, 2002 and is awaiting approval from the Court. The settlement will have no material adverse effect on our consolidated financial condition or results of operations. Sybase has accrued for the settlement in its acquisition accounting for NEN.

     In May 2001, NEN and certain of its current and former officers reached a settlement agreement with the plaintiffs in an earlier consolidated class action lawsuit that alleged violation of the federal securities laws and other claims. That action was filed in federal court in Colorado in July 1999 and asserted claims on behalf of purchasers of NEN's securities from April 21, 1999, through July 6, 1999. Although NEN viewed this class action lawsuit to be without merit, NEN agreed to settle the lawsuit for $5.5 Million in order to avoid protracted and expensive litigation and the uncertainty of trial. NEN's insurers were responsible for payment of the entire settlement amount, although NEN was responsible for a portion of its accumulated legal expenses. The Agreement of Settlement was filed with the Court on August 3, 2001 and received final approval from the Court on January 2, 2002. The settlement will have no material adverse affect on our consolidated financial condition or results of operation. Sybase has accrued for the settlement in its acquisition accounting for NEN.

     NEN also was involved in a trademark infringement and dilution case filed in June 1999 in Texas District Court for Bend County by NEON Systems, Inc. (NSI) over the use of the name "NEON." At the conclusion of a jury trial on June 1, 2001, the court issued a judgment against NEN for $14 million in actual damages and $25 million in punitive damages. In addition, the court issued an injunction against NEN's use of the "NEON" name. The action was settled on September 5, 2001 for a lesser amount. Key provisions of the settlement agreement provided for payment of $16.5 million to NSI and extended transition periods for NEN and certain of its resellers to discontinue use of the "NEON" name. Sybase has accrued for the settlement amount in its acquisition accounting for NEN.

     Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. We believe we have adequately accrued for these matters at December 31, 2001.

NOTE THIRTEEN: RESTRUCTURING COSTS

     In April 2001, in connection with the Company's acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, the Company began to implement a restructuring program designed to eliminate certain personnel, assets and facilities, aligning resources and streamlining Company costs (2001 Plan). The 2001 Plan resulted in the elimination of approximately $115 million from the Company's yearly ongoing cost structure. The goal of the 2001 Plan was to align the Company's cost structure with anticipated revenues.

     The 2001 Plan included restructuring charges of $25.2 million during the quarter ended June 30, 2001, restructuring charges of $10.3 million during the quarter ended September 30, 2001, and restructuring charges of $13.3 million during the fourth quarter ended December 31, 2001. During the second quarter the Plan called for the termination of approximately 400 employees, the consolidation or closure of more than 15 facilities worldwide, the write down of certain assets abandoned as a result of the office closures, and various other exit expenses directly related to the restructuring activities. During the third quarter, Sybase terminated the employment of approximately 280 additional employees, consolidated or closed two additional facilities, wrote down certain assets abandoned as a result of office closures, and incurred various other expenses directly related to the 2001 Plan. During the fourth quarter approximately 200 additional employees were terminated in accordance with the plan, the Company consolidated or closed twelve additional facilities, wrote down certain assets abandoned as a result of employee terminations, office closures and consolidations, and incurred various other exit expenses directly related to the 2001 Plan. In the fourth quarter, the Company also recorded additional restructuring charges associated with the costs to vacate eleven properties previously identified during the second and third quarters, based on the current analysis of independent real estate consultants.

     The amounts included in the 2001 Plan were as follows:

                                                       CASH/      Q2      Q3      Q4
                                                      NON CASH   2001    2001    2001    TOTAL
                                                      --------   -----   -----   -----   -----
                                                               (DOLLARS IN MILLIONS)
Termination payments to employees and other related
  costs.............................................    Cash     $10.1   $ 5.1   $ 4.0   $19.2
Lease cancellations and commitments.................    Cash      14.2     3.8     7.8    25.8
Write-downs of:
  Property, equipment and improvements..............  Non-cash     0.5     1.3     1.4     3.2
Other...............................................    Cash       0.4     0.1     0.1     0.6
                                                                 -----   -----   -----   -----
                                                                 $25.2   $10.3   $13.3   $48.8
                                                                 =====   =====   =====   =====

  TERMINATION PAYMENTS TO EMPLOYEES AND OTHER RELATED COSTS

     During the second quarter of 2001, the Company incurred a restructuring charge of $10.1 million for severance payments and other termination benefits provided to approximately 400 employees. During the third quarter of 2001, the Company incurred a restructuring charge of approximately $5.1 million for severance payments and other termination benefits provided to approximately 280 employees. During the fourth quarter of 2001, the Company incurred a restructuring charge of approximately $5.7 million for severance payments and other termination benefits provided to approximately 200 employees. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that amounts were determined and communicated to the affected employees.

     During the fourth quarter, the Company evaluated the costs associated with providing medical coverage and other benefits to certain employees terminated in the second and third quarters. As a result of the Company's experience through the end of the fourth quarter, the amount of the severance accrual relating to medical coverage and other benefits was reduced by approximately $1.0 million. In addition, there was a reversal in the fourth quarter to the severance accrual for approximately $0.7 million associated with a number of individuals who were either not terminated after they were asked to stay to fill positions voluntarily vacated by employees not included in the restructuring plan, or were foreign employees paid less then the amount originally provided after a legal proceeding to determine the severance amount as required under local law. The above reversal was recorded by a corresponding credit to restructuring expense.

  LEASE CANCELLATIONS AND COMMITMENTS

     During the second quarter of 2001, Sybase incurred restructuring charges of $13.5 million for facilities consolidated or closed in Boulder, Colorado; Emeryville, California; Hartford, Connecticut; Englewood, Colorado; Milpitas, California; New York, New York; Southfield, Michigan; Watertown, Massachusetts; Westport, Connecticut; and Orem, Utah. The Company also incurred restructuring charges of $0.7 million for facilities consolidated or closed in Canada, the United Kingdom, Belgium, Spain and Sweden. During the third quarter of 2001, Sybase incurred restructuring charges of $4.1 million for facilities consolidated or closed in Boston, Massachusetts, and in the United Kingdom. During the fourth quarter of 2001, the Company incurred restructuring charges of $4.4 million for facilities consolidated or closed in California, Colorado, Florida, Virginia, Mexico, Argentina, Puerto Rico, Japan, France and Switzerland. In addition, based on the analysis of independent real estate consultants, and reflecting changes in the economic conditions since the original accruals were established, the Company recorded additional restructuring charges of $4.0 million during the fourth quarter to fully provide for the current estimated cost to consolidate or close facilities in California, Colorado, Michigan, Utah, Massachusetts, New York and the UK.

     The offices included above were primarily used for the sale of Sybase software products, professional services and customer support, and in certain instances research and development. These restructuring charges reflect the remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

     During the fourth quarter of 2001, approximately $0.6 million was reversed by a corresponding credit to restructuring expense, a second quarter accrual established to terminate a lease on a building which was later destroyed during the terrorist attacks of September 11th. During the fourth quarter the Company was notified that no additional payments would be required under the lease on the facility, and as a result the associated restructuring accrual was reversed.

  WRITE-DOWNS OF PROPERTY, EQUIPMENT AND FURNITURE

     In the second and third quarters of 2001, Sybase incurred restructuring charges of $0.5 million and $1.3 million, respectively, which were primarily related to the impairment of the carrying values of leaseholds and certain furniture attributable to facilities closed in connection with the restructuring. The assets were all taken out of service and held for disposal at the date the associated facility was closed. In the fourth quarter of 2001, the Company incurred a restructuring charge of $1.4 million, which was related to the impairment of the carrying value of certain computer equipment and software associated with individuals terminated during the year for which there was no intended alternative use, and leaseholds and certain furniture attributable to facilities closed in connection with the restructuring.

  OTHER

     During the second quarter of 2001, the Company incurred a restructuring charge of $0.4 million associated with certain other restructuring related exit expenses, including legal costs associated with the severance of employees, travel and security costs associated with the termination of employees, and fees associated with the cancellation of certain obligations, and relocation expenses for certain terminated expatriates. During the third and fourth quarters of 2001, the Company incurred restructuring charges of $0.1 million for professional fees associated with the restructuring.

     The following table summarizes the activity related to the restructuring:

                                                                                              ACCRUED
                                        TOTAL    AMOUNTS     AMOUNTS                        LIABILITIES
                                       CHARGES    PAID     WRITTEN-OFF   AMOUNTS REVERSED   AT 12/31/01
                                       -------   -------   -----------   ----------------   -----------
                                                            (DOLLARS IN MILLIONS)
Termination payments to employees and
  other related costs................   $20.9     $13.5         --             $1.7            $ 5.7
Lease cancellations and
  commitments........................    26.7       3.1         --              0.9             22.7
Costs related to the write-down of
  assets.............................     3.2        --       $3.2               --               --
Other................................     0.6       0.4         --               --              0.2
                                        -----     -----       ----             ----            -----
                                        $51.4     $17.0       $3.2             $2.6            $28.6
                                        =====     =====       ====             ====            =====

     It is estimated that the remaining accruals relating to termination benefits and other restructuring relating activities will be paid by the second quarter of 2002. The payments of accruals related to lease cancellations and commitments which are dependent upon market conditions and our ability to negotiate acceptable lease buy-out outs or locate suitable subleases, will be paid over a period not to exceed nine years.

     As of December 31, 2001, Sybase had completed substantially all of the employee terminations identified during the second and third quarters. Approximately 100 of the 200 employees identified in the fourth quarter had been notified of their termination benefits, but had yet to receive their severance payments as of December 31, 2001.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                               THREE MONTHS ENDED
                                      ------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        2001        2001         2001            2001         2001
                                      ---------   --------   -------------   ------------   --------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND STOCK PRICE DATA)
Revenues:
  License fees......................  $ 98,792    $ 94,741     $ 90,613        $104,892     $389,038
  Services..........................   130,280     139,660      135,700         131,408      537,048
                                      --------    --------     --------        --------     --------
Total revenues:
Costs and expenses:
  Cost of license fees..............     8,593      11,489       11,366          14,247       45,695
  Cost of services..................    61,717      62,603       59,700          54,922      238,942
  Sales and marketing...............    85,149      83,545       82,872          79,671      331,237
  Product development and
     engineering....................    29,468      33,645       30,794          31,497      125,404
  General and administrative........    17,528      19,072       20,063          20,222       76,885
  Amortization of goodwill and other
     purchased intangibles..........     7,173      15,972       15,630          17,084       55,859
  In-process research and
     development....................        --      18,500           --              --       18,500
  Stock compensation expense........        --         333          504             497        1,334
  Cost (reversal) of restructure....        --      25,162       10,307          13,282       48,751
                                      --------    --------     --------        --------     --------
Total costs and expenses............   209,628     270,321      231,236         231,422      942,607
                                      --------    --------     --------        --------     --------
Operating income (loss).............    19,444     (35,920)      (4,923)          4,878      (16,521)
Interest income and expense, net....     4,228       4,686        3,318           5,297       17,529
Minority interest...................        (8)          6           --             (28)         (30)
                                      --------    --------     --------        --------     --------
Income (loss) before income taxes...    23,664     (31,228)      (1,605)         10,147          978
Provision for income taxes..........     8,756       8,244        5,500           4,000       26,500
                                      --------    --------     --------        --------     --------
Net income (loss)...................  $ 14,908    $(39,472)    $ (7,105)       $  6,147     $(25,522)
                                      ========    ========     ========        ========     ========
Basic net income (loss) per share...  $   0.17    $  (0.42)    $  (0.07)       $   0.06     $  (0.27)
Diluted net income (loss) per
  share.............................  $   0.16    $  (0.42)    $  (0.07)       $   0.06     $  (0.27)
Stock prices:
  High..............................  $  25.88    $  18.00     $  16.81        $  17.13     $  25.88
  Low...............................  $  15.00    $  12.94     $   8.58        $   9.05     $   8.58

                                               THREE MONTHS ENDED
                                      ------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        2000        2000         2000            2000         2000
                                      ---------   --------   -------------   ------------   --------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND STOCK PRICE DATA)
Revenues:
  License fees......................  $110,668    $110,872     $114,370        $132,590     $468,501
  Services..........................   116,099     123,179      124,733         127,945      491,957
                                      --------    --------     --------        --------     --------
Total revenues:.....................   226,767     234,051      239,103         260,535      960,458
Costs and expenses:
  Cost of license fees..............    10,827      10,697       11,411          12,186       45,120
  Cost of services..................    60,785      61,329       60,940          62,783      245,837
  Sales and marketing...............    83,268      83,915       84,591          93,375      345,149
  Product development and
     engineering....................    31,692      31,467       35,770          27,759      126,689
  General and administrative........    17,519      17,763       14,828          17,157       67,267
  Amortization of goodwill and other
     purchased intangibles..........     7,308       9,163        8,107           8,152       32,730
  In-process research and
     development....................     8,000          --           --              --        8,000
  Cost (reversal) of restructure....        --          --           --            (791)        (791)
                                      --------    --------     --------        --------     --------
Total costs and expenses............   219,399     214,334      215,647         220,621      870,001
                                      --------    --------     --------        --------     --------
Operating income....................     7,368      19,717       23,456          39,914       90,457
Interest income and expense, net....     4,580       4,228        6,007           2,220       17,035
Minority interest...................        --          --           24              70           94
                                      --------    --------     --------        --------     --------
Income before income taxes..........    11,948      23,945       29,487          42,204      107,586
Provision for income taxes..........     5,257      10,538       12,974           6,693       35,461
                                      --------    --------     --------        --------     --------
Net income..........................  $  6,691    $ 13,409     $ 16,513        $ 35,511     $ 72,125
                                      ========    ========     ========        ========     ========
Basic net income per share..........  $   0.08    $   0.15     $   0.19        $   0.40     $   0.82
Diluted net income per share........  $   0.07    $   0.14     $   0.18        $   0.39     $   0.78
Stock prices:
  High..............................  $  29.75    $  24.94     $  28.50        $  24.31     $  29.75
  Low...............................     16.50    $  18.25     $  21.13        $  17.56     $  16.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item with respect to identification of directors is incorporated by reference to "Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2002 (Proxy Statement). The Proxy Statement will be filed with the Commission within 120 days after the end of Sybase's fiscal year ended December 31, 2001. For information regarding the Company's executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K:

     1. Financial Statements. See list of financial statements at the beginning of Part II, Item 8, incorporated here by reference.

     2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2001, 2000, and 1999 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8, and related notes.

     3. Exhibits. Item 14(c) below is incorporated here by reference. All management contracts and compensatory plans filed as exhibits (or incorporated by reference into this Report) pursuant to Item 601 of Regulation S-K, are as follows:

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.1(5)    New Era of Networks, Inc. Amended and Restated 1995 Stock
           Option Plan
10.2(5)    New Era of Networks, Inc. Amended and Restated 1997 Director
           Option Plan
10.3(5)    New Era of Networks, Inc. 1998 Nonstatutory Stock Option
           Plan
10.4(5)    Century Analysis Inc. 1996 Equity Incentive Plan

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.5(5)    Convoy Corporation 1997 Stock Option Plan
10.6(5)    Microscript, Inc. 1997 Stock Option Plan
10.7(3)    1988 Stock Option Plan and Forms of Incentive Stock Option
           Agreements and Nonstatutory Stock Option Agreements, as
           amended
10.8       1991 Employee Stock Purchase Plan and 1991 Foreign
           Subsidiary Employee Stock Purchase Plan, as amended
           (incorporated by reference to the Registrant's Registration
           Statement on Form S-8 (file no. 333-83271) filed July 20,
           1999
10.9(1)    Sybase, Inc. 401(k) Plan, as amended
10.10      1992 Director Stock Option Plan, as amended
10.11(5)   2001 Director Stock Option Plan
10.12      Executive Deferred Compensation Plan, as amended
           (incorporated by reference to Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1998).
10.13(5)   1996 Stock Plan, as amended
10.14(6)   Form of Indemnification Agreement
10.15      Form of Indemnification Agreement (standard version)
10.16      Form of Indemnification Agreement (enhanced version)
10.17(2)   Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan
10.18(2)   Powersoft Corporation 1994 Amended and Restated Incentive
           and Non-Qualified Stock Option Plan
10.19(2)   Powersoft Corporation Forms of Incentive and Non-Qualified
           Stock Option Granted under the 1994 Amended and Restated
           Incentive and Non-Qualified Stock Option Plan
10.20(2)   Powersoft Corporation 1994 Amended and Restated Employee
           Stock Purchase Plan
10.21      Offer Letter to Richard J. Moore dated June 8, 2001
10.23      Amended and Restated Employment Agreement between Sybase,
           Inc. and John S. Chen dated as of June 11, 2001
10.24(3)   Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998
10.25      1999 Nonstatutory Stock Plan, and form of Stock Option
           Agreement (incorporated by reference to the Registrant's
           Registration Statement on Form S-8 (file no. 333-85637)
           filed August 20, 1999)
10.26      Home Financial Network, Inc. 1995 Stock Plan, and form of
           Stock Option Agreement (incorporated by reference to the
           Registrant's Registration Statement on Form S-8 (file no.
           333-95079) filed on January 20, 2000)
10.30(4)   Financial Fusion, Inc. 2000 Stock Option Plan
10.31      Financial Fusion, Inc. 2001 Stock Option Plan
10.32      iAnywhere Solutions, Inc. Stock Option Plan
10.33      Notice of Grant and Restricted Stock Purchase Agreement

---------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 33-89334) filed on February 10, 1995.

(3) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to exhibits filed in response to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-63360) filed June 19, 2001.

(6) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(b)Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

(c)Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K, incorporated here by reference.

                                                               FORM 10-K
SCHEDULE                                                         PAGE
--------                                                       ---------
II Valuation and Qualifying Accounts........................      70

          Schedules not listed above have been omitted because they are either
     (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related notes, Part II, Item 8.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             ---------------------

                                  SYBASE, INC.

(DOLLARS IN THOUSANDS)
                COL. A                     COL. B             COL. C              COL. D        COL. E
---------------------------------------  ----------   ----------------------   ------------   ----------
                                                            ADDITIONS
                                                      ----------------------
                                                      CHARGED
                                         BALANCE AT   TO COSTS     CHARGED                    BALANCE AT
                                         BEGINNING      AND       TO OTHER                      END OF
              DESCRIPTION                OF PERIOD    EXPENSES   ACCOUNTS(A)   DELETIONS(B)     PERIOD
              -----------                ----------   --------   -----------   ------------   ----------
Year ended December 31, 2001:
  Deduced from asset accounts:
     Allowance for doubtful accounts...   $22,313          --      $18,731       $21,338       $19,706
Year ended December 31, 2000:
  Deducted from asset accounts:
     Allowance for doubtful accounts...   $31,452      $   14      $ 3,003       $12,156       $22,313
Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts...   $31,770      $    1      $11,448       $11,767       $31,452

---------------

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

March 29, 2002

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



                /s/ JOHN S. CHEN                     Chairman of the Board, Chief       March 29, 2002
------------------------------------------------     Executive Officer (Principal
                 (John S. Chen)                    Executive Officer), President and
                                                               Director




          /s/ PIETER A. VAN DER VORST             Vice President and Chief Financial    March 29, 2002
------------------------------------------------     Officer (Principal Financial
           (Pieter A. Van der Vorst)                           Officer)




              /s/ MARTIN J. HEALY                    Vice President and Corporate       March 29, 2002
------------------------------------------------   Controller (Principal Accounting
               (Martin J. Healy)                               Officer)




            /s/ RICHARD C. ALBERDING                           Director                 March 29, 2002
------------------------------------------------
             (Richard C. Alberding)




              /s/ CECILIA CLAUDIO                              Director                 March 29, 2002
------------------------------------------------
               (Cecilia Claudio)




             /s/ L. WILLIAM KRAUSE                             Director                 March 29, 2002
------------------------------------------------
              (L. William Krause)

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----





             /s/ ALAN B. SALISBURY                             Director                 March 29, 2002
------------------------------------------------
              (Alan B. Salisbury)




              /s/ ROBERT P. WAYMAN                             Director                 March 29, 2002
------------------------------------------------
               (Robert P. Wayman)




               /s/ LINDA K. YATES                              Director                 March 29, 2002
------------------------------------------------
                (Linda K. Yates)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
--------                           -----------
 2.1       Agreement and Plan of Reorganization dated as of November
           29, 1999, among Sybase, On-Line Financial Services, Inc.,
           and Home Financial Network, Inc. (incorporated herein by
           reference to Exhibit 2.1 to the Registrant's Registration
           Statement on Form S-3 filed on January 31, 2000)
 2.2       Agreement and Plan of Merger dated as of February 20, 2001, among Sybase, New Era of Networks, Inc., and Neel
           Acquisition Corp. (incorporated herein by reference to
           Exhibit 2(a) to the Registrant's Registration Statement on
           Form S-4 filed March 15, 2001)
 3.1       Restated Certificate of Incorporation of Registrant, as
           amended (incorporated by reference to Amendment No. 1 to the
           Company's Registration Statement on Form S-4 filed March 8,
           1994 (File No. 33-75462)
 3.2       Bylaws of Registrant, as amended
 4.1       Preferred Share Rights Agreement dated as of March 24, 1992 between Registrant and The First National Bank of Boston, as amended, (incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (file
           no. 33-81692) filed July 18, 1994)
 4.2       Agreement of Substitution and Amendment of Preferred Shares
           Rights Agreement dated as of January 29, 2001, between
           Registrant and American Stock Transfer and Trust Company
           (incorporated by reference to Exhibit 4.3 to Registrant's
           Report on Form 10-Q for the quarter ended March 31, 2001)
10.1(6)    New Era of Networks, Inc. Amended and Restated 1995 Stock
           Option Plan
10.2(6)    New Era of Networks, Inc. Amended and Restated 1997 Director
           Option Plan
10.3(6)    New Era of Networks, Inc. 1998 Nonstatutory Stock Option
           Plan
10.4(6)    Century Analysis Inc. 1996 Equity Incentive Plan
10.5(6)    Convoy Corporation 1997 Stock Option Plan
10.6(6)    Microscript, Inc. 1997 Stock Option Plan
10.7(3)    1988 Stock Option Plan and Forms of Incentive Stock Option
           Agreements and Nonstatutory Stock Option Agreements, as
           amended
10.8       1991 Employee Stock Purchase Plan and 1991 Foreign
           Subsidiary Employee Stock Purchase Plan, as amended
           (incorporated by reference to the Registrant's Registration
           Statement on Form S-8 (file no. 333-83271) filed July 20,
           1999
10.9(4)    Sybase, Inc. 401(k) Plan, as amended
10.10      1992 Director Stock Option Plan, as amended
10.11(6)   2001 Director Stock Option Plan
10.12      Executive Deferred Compensation Plan, as amended
           (incorporated by reference to Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1998)
10.13(6)   1996 Stock Plan, as amended
10.14(8)   Form of Indemnification Agreement
10.15      Form of Amended and Restated Change of Control Agreement
           (standard version)
10.16      Form of Amended and Restated Change of Control Agreement
           (enhanced version)
10.17(2)   Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan
10.18(2)   Powersoft Corporation 1994 Amended and Restated Incentive
           and Non-Qualified Stock Option Plan
10.19(2)   Powersoft Corporation Forms of Incentive and Non-Qualified
           Stock Option Granted under the 1994 Amended and Restated
           Incentive and Non-Qualified Stock Option Plan
10.20(2)   Powersoft Corporation 1994 Amended and Restated Employee
           Stock Purchase Plan
10.21      Offer Letter to Richard J. Moore dated June 8, 2001

EXHIBIT
  NO.                              DESCRIPTION
--------                           -----------
10.23      Amended and Restated Employment Agreement between Sybase,
           Inc. and John S. Chen dated as of June 11, 2001
10.24(3)   Promissory Note of Eric Miles in favor of Sybase, Inc. dated as of January 2, 1998
10.25      1999 Nonstatutory Stock Plan, and form of Stock Option
           Agreement (incorporated by reference to the Registrant's
           Registration Statement on Form S-8 (file no. 333-.
           333-85637) filed August 20, 1999)
10.26      Home Financial Network, Inc. 1995 Stock Plan, and form of
           Stock Option Agreement (incorporated by reference to the
           Registrant's Registration Statement on Form S-8 (file no.
           333-95079) filed on January 20, 2000)
10.27(5)   Corporate Headquarters Lease, dated January 28, 2000,
           between Sybase, Inc. and WDS-Dublin, LLC, as amended on
           November 29, 2000 ("Headquarters Lease")
10.27(A)   Second Amendment to Headquarters Lease dated as of December
           13, 2001
10.28(5)   Trust Agreement dated May 1, 2000, between Sybase, Inc.
           401(k) Plan and Fidelity Management Trust Company
10.29(5)   Trust Agreement dated May 1, 2000 between Sybase, Inc. and
           Fidelity Management Trust Company for administration of
           Executive Deferred Compensation Plan.
10.30(5)   Financial Fusion, Inc. 2000 Stock Option Plan
10.31      Financial Fusion, Inc. 2001 Stock Option Plan
10.32      iAnywhere Solutions, Inc. Stock Option Plan
10.33      Notice of Grant and Restricted Stock Purchase Agreement
13.1(1)    Proxy for 2002 Annual Meeting of Stockholders
21         Subsidiaries of Registrant
23.1       Consent of Independent Auditors
24(7)      Powers of Attorney

---------------

(1) To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 33-89334) filed on February 10, 1995.

(3) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 33-41549) declared effective on August 13, 1991.

(5) Incorporated by reference to exhibits filed in response to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (file no. 333-63360) filed June 19, 2001.

(7) Incorporated by reference to the signature page of this Report.

(8) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.