Form 10-Q
period 2002-03-31
SYBASE INC
filed 2002-05-15
CIK 768262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File number 0-19395

SYBASE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2951005

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5000 Hacienda Drive, Dublin, California 94568
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:   (925) 236-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

On April 30, 2002, 99,192,629 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2002

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products, risks inherent in completing the acquisition of other companies, the ability to integrate acquired companies into our business, and other risks detailed from time to time in our Securities and Exchange Commission filings.

Expectations, forecasts, and projections that may be contained in this report are by nature forward-looking statements, and future results cannot be guaranteed. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions in this document, as they relate to Sybase and our management, may identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to risks, uncertainties and assumptions. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. We do not intend to update these forward-looking statements.

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except share and per share data)	2002	December 31,
	(Unaudited)	2001

Current assets:

Cash and cash equivalents	$212,591	$222,793

Short-term cash investments	70,885	64,216

Total cash, cash equivalents and short-term cash investments	283,476	287,009

Restricted cash	2,483	3,426

Accounts receivable, net	146,171	185,786

Deferred income taxes	16,746	16,746

Other current assets	19,370	21,411

Total current assets	468,246	514,378

Long-term cash investments	106,306	56,151

Property, equipment and improvements, net	79,571	76,150

Deferred income taxes	29,678	25,208

Capitalized software, net	55,113	53,589

Goodwill, net	170,775	299,950

Other purchased intangibles, net	63,167	75,319

Other assets	32,583	32,497

Total assets	$1,005,439	$1,133,242

Current liabilities:

Accounts payable	$14,011	$14,179

Accrued compensation and related expenses	38,241	44,530

Accrued income taxes	42,479	37,485

Other accrued liabilities	91,522	115,448

Deferred revenue	213,957	194,165

Total current liabilities	400,210	405,807

Other liabilities	6,816	5,887

Minority interest	5,029	5,029

Commitments and contingent liabilities

Stockholders’ equity:

Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $0.001 par value, 200,000,000 Shares authorized; 105,113,402 shares issued and 99,072,017 outstanding (2001-105,113,402 shares issued and 98,725,140 outstanding)	105	105

Additional paid-in capital	925,709	925,709

Accumulated deficit	(201,288)	(68,723)

Accumulated other comprehensive loss	(31,993)	(27,994)

Cost of 6,041,385 shares of treasury stock (2001-6,388,262 shares)	(94,243)	(107,175)

Unearned compensation	(4,906)	(5,403)

Total stockholders’ equity	593,384	716,519

Total liabilities and stockholders’ equity	$1,005,439	$1,133,242

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2002	2001

Revenues:

License fees	$83,848	$98,792

Services	127,188	130,895

Total revenues	211,036	229,687

Costs and expenses:

Cost of license fees	11,464	8,593

Cost of services	52,085	62,332

Sales and marketing	70,888	85,149

Product development and engineering	30,939	29,468

General and administrative	22,262	17,528

Amortization of goodwill	—	6,673

Amortization of other purchased intangibles	500	500

Stock compensation expense	497	—

Cost of restructure reversals	(115)	—

Total costs and expenses	188,520	210,243

Operating income	22,516	19,444

Interest income	2,828	4,503

Interest expense and other, net	134	(275)

Minority interest	—	(8)

Income before income taxes and cumulative effect of an accounting change	25,478	23,664

Provision for income taxes	9,427	8,756

Income before cumulative effect of an accounting change	16,051	14,908

Cumulative effect of an accounting change to adopt SFAS 142	(132,450)	—

Net income (loss)	$(116,399)	$14,908

Income per share before cumulative effect of an accounting change	$0.16	$0.17

Cumulative effect of an accounting change	(1.34)	—

Basic net income (loss) per share	$(1.18)	$0.17

Shares used in computing basic net income (loss) per share	98,352	87,350

Income per share before cumulative effect of an accounting change	$0.16	$0.16

Cumulative effect of an accounting change	(1.30)	—

Diluted net income (loss) per share	$(1.14)	$0.16

Shares used in computing diluted net income (loss) per share	102,155	90,667

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2002	2001

Cash and cash equivalents, beginning of year	$222,793	$235,588

Cash flows from operating activities:

Net income (loss)	(116,399)	14,908

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	20,660	23,925

Minority interest in income (loss) of subsidiaries	—	8

(Gain) Loss on disposal of assets	(163)	183

Cumulative effect of an accounting change	132,450	—

Deferred income taxes	(1,222)	29

Amortization of deferred stock-based compensation	497	—

Changes in assets and liabilities:

Accounts receivable	38,584	42,829

Other current assets	2,044	(3,033)

Accounts payable	(168)	2,183

Accrued compensation and related expenses	(6,289)	(15,977)

Accrued income taxes	5,500	1,662

Other accrued liabilities	(22,531)	(18,179)

Deferred revenues	19,792	2,746

Other liabilities	1,006	(37)

Net cash provided by operating activities	73,761	51,247

Cash flows from investing activities:

Increase in restricted cash	943	—

Purchases of available-for-sale cash investments	(90,281)	(40,142)

Maturities of available-for-sale cash investments	15,567	43,885

Sales of available-for-sale cash investments	16,749	8,865

Business combinations, net of cash acquired	—	(3,354)

Purchases of property, equipment and improvements	(12,712)	(4,492)

Proceeds from sale of fixed assets	67	—

Capitalized software development costs	(7,625)	(5,372)

(Increase) decrease in other assets	(729)	(295)

Net cash used for investing activities	(78,021)	(905)

Cash flows from financing activities:

Net proceeds from the issuance of common stock and reissuance of treasury stock	12,367	10,680

Purchases of treasury stock	(15,601)	(51,526)

Net cash used for financing activities	(3,234)	(40,846)

Effect of exchange rate changes on cash	(2,708)	(10,938)

Net increase (decrease) in cash and cash equivalents	(10,202)	(1,442)

Cash and cash equivalents, end of period	212,591	234,146

Cash investments, end of period	177,191	107,544

Total cash, cash equivalents and cash investments, end of period	$389,782	$341,690

Supplemental disclosures:

Interest paid	$46	$24

Income taxes paid	$3,879	$5,012

See accompanying notes.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and our subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state our consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2001 has been prepared from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

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

	Three	Three
	Months	Months
	Ended	Ended
(In thousands, except per share data)	3/31/02	3/31/01

Income before cumulative effect of an accounting change	$16,051	$14,908

Cumulative effect of an accounting change to adopt SFAS 142	(132,450)	—

Net income (loss)	$(116,399)	$14,908

Income per share before cumulative effect of an accounting change	$0.16	$0.17

Cumulative effect of an accounting change	(1.34)	—

Basic net income (loss) per share	$(1.18)	$0.17

Shares used in computing basic net income (loss) per share	98,352	87,350

Income per share before cumulative effect of an accounting change	$0.16	$0.16

Cumulative effect of an accounting change	(1.30)	—

Diluted net income (loss) per share	$(1.14)	$0.16

Shares used in computing diluted net income (loss) per share	102,155	90,667

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income for all periods presented:

	Three	Three
	Months	Months
	Ended	Ended
(In thousands)	3/31/02	3/31/01

Net income (loss)	$(116,399)	$14,908

Foreign currency translation losses	(3,059)	(9,483)

Unrealized gains/(losses) on marketable securities	(940)	733

Comprehensive income (loss)	$(120,398)	$6,158

4.   Effects of New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,”(SFAS 141) effective for fiscal years beginning after December 15, 2001. SFAS 141 required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadened the criteria for recording intangible assets separate from goodwill. The provisions of this statement did not have a material effect on our financial condition or operating results as of March 31, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (the Sybase business segments) upon adoption and at least annually thereafter using a two step impairment analysis. The first step of the impairment test identifies potential impairment by comparing the fair value of each reporting unit with its carrying amount. We performed the required transitional impairment testing as of January 1, 2002 using an independent third party appraiser and determined that a potential impairment existed with respect to the eBD and FFI segments. In the second step, we compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based upon the completion of the second step, we measured and recognized a transitional impairment loss of $132.5 million as a cumulative effect of an accounting change. Note 5 provides additional discussion regarding the impact to our financial statements as a result of adopting this statement.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement did not have a material effect on our financial condition or operating results as of March 31, 2002.

In November 2001, the FASB issued a Staff Announcement Topic No. D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. We were required to adopt the guidance effective January 1, 2002. Comparative financial statements for prior year information have been reclassified to conform to the new presentation. In the comparative period we recorded the reimbursement of $0.6 million in out-of-pocket expenses as a reduction of cost of services, such reimbursements have been reclassified as service revenue in accordance with Topic D-1030. The provision of Topic D-103 did not have a material impact on our financial condition or operating results as of March 31, 2002.

5.   Accounting for Goodwill. In accordance with SFAS 142, we have performed the required two step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third party appraiser. In performing the first step of the analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be equivalent to our five business segments described in Note 6. The estimated fair value of each reporting unit was then determined utilizing the income approach. After the carrying value of each reporting unit was compared to its fair value, it was determined that goodwill recorded by the FFI and eBD reporting unit was impaired. After the second step of comparing the implied fair value of the impaired goodwill to its carrying value, we recognized an impairment loss of $132.5 million in the first quarter of 2002. Of this impairment loss, $39.0 million related to the FFI reporting unit and $93.5 million related to the eBD reporting unit. This loss was recognized as a cumulative effect of an accounting change. The impairment loss had no income tax effect.

The fair value of the eBD and FFI reporting unit were determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The eBD calculation assumed compound annual growth rates in revenues and expenses of approximately 21 percent and 17 percent, respectively, based on management and long term industry growth expectations. The FFI calculation assumed compound annual growth rates in revenues and expenses of approximately 24 percent and 19 percent, respectively. For both calculations, a discount rate of 21 percent was utilized.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In future years, a reduction of our estimated fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In accordance with SFAS 142, we transferred $7.9 million of net assembled workforce to goodwill as of January 1, 2002. This amount was partially offset by the reclassification of $3.2 million of an associated deferred tax liability.

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in both periods presented:

	Three	Three
	Months	Months
	Ended	Ended
(In thousands, except per share data)	3/31/02	3/31/01

Reported net income before cumulative effect of an accounting change	$16,051	$14,908

Add back goodwill (including assembled workforce) amortization, net of tax	—	6,673

Adjusted income before cumulative effect of an accounting change	$16,051	$21,581

Cumulative effect of an accounting change	(132,450)	—

Adjusted net income (loss)	$(116,399)	$21,581

Adjusted basic net income (loss) per share:

Reported basic income per share before cumulative effect of an accounting change	$0.16	$0.17

Add back goodwill (including assembled workforce) amortization, net of tax	—	0.08

Adjusted basic income per share before cumulative effect of an accounting change	0.16	0.25

Cumulative effect of an accounting change	(1.34)	—

Adjusted basic net income (loss) per share	$ (1.18)	$0.25

Adjusted diluted net income (loss) per share:

Reported diluted income per share before cumulative effect of an accounting change	$0.16	$0.16

Add back goodwill (including assembled workforce) amortization, net of tax	—	0.08

Adjusted diluted income per share before cumulative effect of an accounting change	0.16	0.24

Cumulative effect of an accounting change	(1.30)	—

Adjusted diluted net income (loss) per share	$ (1.14)	$0.24

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

					Consolidated
(In thousands)	ESD	eBD	BID	FFI	Total

Balance at January 1, 2002	$7,162	$211,384	$113	$85,865	$304,524

Reduction of liabilities in purchase accounting	—	(1,299)	—	—	(1,299)

Impairment loss	—	(93,485)	—	(38,965)	(132,450)

Balance at March 31, 2002	$7,162	$116,600	$113	$46,900	$170,775

The following table reflects intangible assets subject to amortization as of March 31, 2002 and December 31, 2001:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	3/31/02	3/31/02	3/31/02	12/31/01	12/31/01	12/31/01
(in thousands)
Purchased technology	$95,200	$(47,644)	$47,556	$95,200	$(43,913)	$51,287
Assembled workforce	—	—	—	9,000	(1,079)	7,921
Customer lists	20,000	(4,389)	15,611	20,000	(3,889)	16,111

Totals	$115,200	$52,033	$63,167	$124,200	$(48,881)	$75,319

The amortization expense on these intangible assets for the three months ended March 31, 2002 was $4.2 million. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2002	$16,925

2003	16,925

2004	16,925

2005	8,346

2006	2,167

6.   Segment Information. We are organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

Our Enterprise Solutions Division (ESD) delivers products, technical support and professional services required to develop and maintain a variety of operational systems including e-Business infrastructures that allow enterprises to integrate external data, events and applications. iAnywhere Solutions, Inc. (iAS), is our subsidiary that provides solutions to deliver enterprise information and applications anywhere business transactions occur, including remote locations and on mobile and hand-held platforms. Our e-Business Division (eBD) delivers an end-to-end e-Business platform and enterprise application integration capabilities outside a company’s “firewall” and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and data management facilities that enable customers to develop business intelligence solutions that integrate and

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

translate data from multiple sources. Financial Fusion, Inc. (FFI), formerly HFN, is our subsidiary that delivers turnkey Internet banking solutions to financial institutions

We report our iAS and FFI subsidiaries and our ESD, eBD and BID divisions as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2002 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:

License fees	$65,837	$7,931	$7,796	$1,488	$796	—	$83,848

Services	114,568	8,631	690	202	3,097	—	127,188

Direct revenues from external customers	180,405	16,562	8,486	1,690	3,893	—	211,036

Intersegment revenues	28	14,519	10,461	4,365	1,692	(31,065)	—

Total revenues	180,433	31,081	18,947	6,055	5,585	(31,065)	211,036

Total allocated costs and expenses before amortization of customer lists and purchased technology	156,254	31,713	14,521	7,315	6,086	(31,065)	184,824

Operating income (loss) before amortization of customer lists and purchased technology	24,179	(632)	4,426	(1,260)	(501)	—	26,212

Amortization of other purchased intangibles	—	—	—	—	500	—	500

Amortization of purchased technology	—	2,920	—	—	811	—	3,731

Operating income (loss) before unallocated costs	24,179	(3,552)	4,426	(1,260)	(1,812)	—	21,981

Unallocated expense							(535)

Operating income							22,516

Interest income, interest expense and other, net							2,962

Income before income taxes and cumulative effect of an accounting change							$25,478

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2001 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:

License fees	$82,247	$4,113	$9,937	$198	$2,297	—	$98,792

Services	126,526	138	535	466	3,230	—	130,895

Direct revenues from external customers	208,773	4,251	10,472	664	5,527	—	229,687

Intersegment revenues	324	2,630	10,210	3,277	566	(17,007)	—

Total revenues	209,097	6,881	20,682	3,941	6,093	(17,007)	229,687

Total allocated costs and expenses before amortization of goodwill and other purchased intangibles, write-off of in-process research and development and amortization of purchased technology	165,652	16,011	15,580	8,685	17,101	(17,007)	206,022

Operating income (loss) before amortization of goodwill and other purchased intangibles, write- off of in-process research and development and amortization of purchased technology	43,445	(9,130)	5,102	(4,744)	(11,008)	—	23,665

Amortization of goodwill and other purchased intangibles	1,326	—	10	1,090	4,747	—	7,173

Amortization of purchased technology	393	—	—	—	750	—	1,143

Operating income (loss) before unallocated costs	41,726	(9,130)	5,092	(5,834)	(16,505)	—	15,349

Unallocated expense							(4,095)

Operating income							19,444

Interest income, interest expense and other, net							4,228

Minority interest							(8)

Income before income taxes							$23,664

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

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. We believe we have adequately accrued for these matters at March 31, 2002.

8.     Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding common stock in open market transactions from time to time, subject to price and other conditions. Through March 31, 2002, we have used $275.7 million under the repurchase program (of the $400 million authorized) to repurchase 16.7 million shares of our stock.

9.     Restructuring. In April 2001, in connection with our acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, we began to implement a restructuring program designed to eliminate certain personnel, assets and facilities, aligning resources and streamlining our costs (2001 Plan). The 2001 Plan resulted in the

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

elimination of approximately $115 million from our yearly ongoing cost structure. The goal of the 2001 Plan was to align our cost structure with anticipated revenues.

The following table summarizes the activity related to the restructuring reserve at March 31, 2002:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/01	Paid	reversed	3/31/02

Termination payments to employees and other related costs	$5.7	$3.4		$2.3

Lease cancellations and commitments	22.7	1.5		21.2

Other	0.2		$0.1	0.1

	$28.6	$4.9	$0.1	$23.6

The remaining restructuring reserve primarily relates to certain lease payments we are contractually required to make on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2001 Plan. The payments of accruals related to lease cancellations and commitments which are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subleases, will be paid over a period not to exceed nine years. Substantially all the remaining termination payments are anticipated to be paid during 2002.

During the three months ended March 31, 2002, an excess of $0.1 million was reversed by a corresponding credit to restructuring expenses. The accrual primarily related to certain legal expenses associated with various exit activities, and certain amounts no longer payable by the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidance in measuring revenue. Certain judgments, however, affect the application of our revenue policy.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

We license software under non-cancelable license agreements. License fees revenues are recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the “residual” method, under which revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to delivered elements.

Fees from licenses sold together with consulting services are generally recognized upon shipment, provided the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of license fees is dependent on performance of services, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

We recognize sublicense fees as reported to us by our licensees. License fees revenue for certain application development and data access tools are recognized upon direct shipment to the end user or direct shipment to the reseller for the end user. If collection is not reasonably assured, revenue is recognized only when the fee is collected.

Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed. Revenues from other contract services are generally recognized under the “percentage of completion” method of contract accounting described above. In order to apply the percentage of completion of method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion.

•	Impairment of Goodwill and Intangible Assets

Goodwill and intangible assets, have generally resulted from our business combinations accounted for as purchases. Prior to 2002, these assets were generally recorded at amortized cost. While the carrying value of these intangible assets were reviewed on a periodic basis, our testing under the accounting rules then in effect, indicated no impairment of the assets’ carrying value. Beginning in 2002, new accounting rules issued by the Financial Accounting Standards Board (FASB) provided that goodwill was to no longer be amortized, but tested for impairment on a periodic basis. These rules further changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. The application of these new rules resulted in an impairment loss of $132.5 million in the first quarter of 2002. This loss was recognized as a cumulative effect of an accounting change.

•	Allowance for Doubtful Accounts

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

•	Capitalized Software

We capitalize certain software development costs after establishment of a product’s technological feasibility. Such costs are then amortized over the estimated life of the related product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future costs of completing and disposing of the product, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

•	Income Taxes

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

•	Contingencies and Litigation

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

Results of Operations

Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

License fees	$83.8	$98.8	(15%)

Percentage of total revenues	40%	43%

Services	$127.2	$130.9	(3%)

Percentage of total revenues	60%	57%

Total revenues	$211.0	$229.7	(8%)

Total revenues for the three months ended March 31, 2002 decreased 8 percent as compared to $229.7 million for the three months ended March 31, 2001.

License fees revenues decreased 15 percent for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in license fees revenues during the quarter is primarily due to a decrease in ESD revenues (primarily enterprise database products) and iAS revenues (primarily mobile database products). We believe our decrease in license fees revenues continues to result from a weakened economy in which customers are continuing to delay infrastructure investments requiring significant dollars and resources. While the amount of orders has remained relatively constant, the number of large dollar orders has decreased significantly. The decrease in license fees revenues was partially offset by an increase in the license fees revenues of eBD (primarily enterprise application products).

Services revenues (derived from technical support, education, and professional services) decreased 3 percent for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in services revenue is primarily due to a decrease in professional services revenues and education revenues, offset by an increase in technical support revenues. The decrease in professional services revenues was partially due to the weakened economy and partly due to our 2001 Plan, which reduced professional services headcount to de-emphasize building future capacity, and to focus instead on current profitable engagements.

Services revenues as a percentage of total revenues increased to 60 percent for the three months ended March 31, 2002 as compared to 57 percent for the three months ended March 31, 2001.

Geographical Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

North American	$126.1	$133.5	(5%)

Percentage of total revenues	60%	58%

International

European	$54.4	$61.9	(12%)

Percentage of total revenues	26%	27%

Intercontinental	$30.5	$34.3	(11%)

Percentage of total revenues	14%	15%

Total International	$84.9	$96.2	(12%)

Percentage of total revenues	40%	42%

Total revenues	$211.0	$229.7	(8%)

North American revenues (United States, Canada and Mexico) decreased 5 percent for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease in North America revenues was primarily attributable to a 6 percent decline in license fees revenues and a 34 percent decline in education and professional services revenues. The decrease was partially offset by a 11 percent increase in technical support revenues. The decrease in North America revenues was largely the result of the economic factors discussed under “Revenues” above.

International revenues decreased 12 percent for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. European revenues decreased 12 percent for the three months ended March 31, 2002 as compared to revenues for the three months ended March 31, 2001. Intercontinental revenues (principally Asia Pacific and South America) decreased 11 percent for the three months ended March 31, 2002, compared to the three month period ended March 31, 2001.

The decrease in European revenues was primarily related to decreased revenues from our enterprise database and mobile database products. The decrease in Intercontinental revenues was primarily attributable to decreased revenues from our enterprise database products. The decrease in international revenues was largely the result of the economic factors discussed under “Revenues” above. International revenues comprised 40 percent of total revenues for the three months ended March 31, 2002, down from 42 percent for the same period for 2001.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three months ended March 31, 2002 and 2001. Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see “Future Operating Results”, below, and “Quantitative and Qualitative Disclosures of Market Risk,” Part I, Item 3.

Costs and Expenses
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

Cost of license fees	$11.5	$8.6	33%

Percentage of license fees revenues	14%	9%

Cost of services	$52.1	$62.3	(16%)

Percentage of services revenues	41%	48%

Sales and marketing	$70.9	$85.1	(17%)

Percentage of total revenues	34%	37%

Product development and engineering	$30.9	$29.5	5%

Percentage of total revenues	15%	13%

General and administrative	$22.3	$17.5	27%

Percentage of total revenues	11%	8%

Amortization of goodwill	—	$6.7	(100%)

Percentage of total revenues	—	3%

Amortization of other purchased intangibles	$0.5	$0.5	*

Percentage of total revenues	*	*

Stock compensation expense	$0.5	—	*

Percentage of total revenues	*	—

Cost of restructure reversals	$(0.1)	—	*

Percentage of total revenues	*	—

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $11.5 million for the three months ended March 31, 2002, up from $8.6 million for the three months ended March 31, 2001. Such costs were 14 percent of license fees revenue for the three months ended March 31, 2002 as compared to 9 percent for the three months ended March 31, 2001. The increase in the cost of license fees was primarily due to an increase in amortization of capitalized software development costs and the amortization of purchased technology acquired in the NEN transaction, partially offset by a decrease in third party royalties. Amortization of capitalized software costs included in cost of license fees was $6.1 million for the three months ended March 31, 2002 as compared to $4.0 million for the three months ended March 31, 2001. The increase in amortization of capitalized software costs was primarily due to certain eBD products that began amortization after the first quarter of 2001. Amortization of purchased technology acquired was $3.7 million for the three months ended March 31, 2002 as compared to $1.1 million for the three months ended March 31, 2001.

Cost of Services. Cost of services consists primarily of the cost to provide technical support, consulting and education services and, to a lesser degree, services-related product costs (media and documentation). These costs were $52.1 million for the three months ended March 31, 2002 as compared to $62.3 million for the three months ended March 31, 2001. These costs were 41 percent and 48 percent of services revenues for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of services in absolute dollars and as a percentage of services revenues is primarily due to a reduction in consulting personnel in the 2001 Plan. The decrease was partially offset by an increase in the costs associated with third party consultants, and consultants acquired in the NEN transaction.

Sales and Marketing. Sales and marketing expenses decreased 17 percent to $70.9 million for the three months ended March 31, 2002 as compared to $85.1 million for the three months ended March 31, 2001. These costs were 34 percent and 37 percent of total revenues for the three months ended March 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues was primarily due to a decrease in sales and marketing personnel in the 2001 Plan and a reduction in discretionary spending on marketing programs. This decrease was partially offset by an increase in certain allocated common costs. We allocate various common costs including certain legal expenses, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 5 percent to $30.9 million for the three months ended March 31, 2002 as compared to $29.5 million for the three months ended March 31, 2001. These costs as a percentage of total revenues were 15 percent and 13 percent for the three months ended March 31, 2002 and 2001, respectively. The increase in product development and engineering in absolute dollars and as a percentage of total revenues is primarily due to an increase in allocated common costs and the costs attributable to NEN’s product development and engineering efforts, partially offset by an increase in capitalized software development costs.

We capitalized approximately $7.6 million of software development costs for the three months ended March 31, 2002 as compared to $5.4 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, capitalized software costs included costs incurred for the development of the Adaptive Server® Enterprise 15.0, Connectivity 15.0, CeBS 1.0, Enterprise Application Server 4.1, and PowerDesigner® 9.5.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $22.3 million and $17.5 million for the three months ended March 31, 2002 and 2001, respectively. These costs represented 11 percent and 8 percent of total revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in absolute dollars and as a percentage of total revenues was primarily due to the costs associated with the acquisition of NEN.

Amortization of Goodwill. We adopted SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. With the adoption of SFAS 142, we have ceased amortization of goodwill as of January 1, 2002.

Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the HFN acquisition.

Stock compensation expense. Stock compensation expense reflects non-cash compensation expense associated with restricted stock granted to certain individuals in the three months ended June 30, 2001, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN.

Cost of Restructuring Reversal. In April 2001, in connection with our acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, we began to implement a restructuring program designed to eliminate certain personnel, assets and facilities, aligning resources and streamlining our costs (2001 Plan). The 2001 Plan resulted in the elimination of approximately $115 million from our yearly ongoing cost structure. The goal of the 2001 Plan was to align our cost structure with anticipated revenues.

The following table summarizes the activity related to the restructuring reserve at March 31, 2002:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/01	Paid	reversed	3/31/02

Termination payments to employees and other related costs	$5.7	$3.4		$2.3

Lease cancellations and commitments	22.7	1.5		21.2

Other	0.2		$0.1	0.1

	$28.6	$4.9	$0.1	$23.6

The remaining restructuring reserve primarily relates to certain lease payments we are contractually required to make on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2001 Plan. The payments of accruals related to lease cancellations and commitments which are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subleases, will be paid over a period not to exceed nine years. Substantially all the remaining termination payments are anticipated to be paid during 2002.

During the three months ended March 31, 2002, an excess restructuring accrual of $0.1 million was reversed by a corresponding credit to restructuring expenses. The accrual primarily related to certain legal expenses associated with various exit activities, and certain amounts no longer payable by the Company.

Operating Income
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/30/01	Change

Operating income	$22.5	$19.4	16%

Percentage of total revenues	11%	8%

Operating income was $22.5 million for the three months ended March 31, 2002 compared to operating income of $19.4 million for the three months ended March 31, 2001. The increase in operating income is due primarily to the decrease in operating expenses as a result of the 2001 Plan and the adoption of SFAS 142. This increase was partially offset by the 8 percent decrease in total revenues.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

Interest income	$2.8	$4.5	(37%)

Percentage of total revenues	1%	2%

Interest expense and other, net	$0.1	$(0.3)	*

Percentage of total revenues	*	*

Minority interest	—	$0.0	*

Percentage of total revenues	—	*

*	Not meaningful

Interest income decreased 37 percent to $2.8 million for the three months ended March 31, 2002 compared to $4.5 million for the three months ended March 31, 2001. Interest income consists primarily of interest earned on investments. The decrease in interest income is primarily due to the decrease in the interest rate yields of the cash balances invested.

Interest expense and other, net was $0.1 million for the three months ended March 31, 2002 compared to $(0.3) million for the three months ended March 31, 2001. Interest expense and other, net includes interest expense from capital lease obligations incurred in prior years; gains from the disposition of certain real estate and investments; bank fees; expenses, net gains and losses resulting from foreign currency transactions and the related hedging activities; and the cost of hedging foreign currency exposures.

Provision for Income Taxes
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

Provision for income taxes	$9.4	$8.8	8%

We recorded income tax provisions of $9.4 million for the three months ended March 31, 2002, as compared to $8.8 million for the three months ended March 31, 2001, an increase of 8 percent. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. The income tax provision was recorded on income before the cumulative effect of the SFAS 142 asset impairment, at an effective rate of 37 percent for the three months ended March 31, 2002. The effective tax rate was also 37 percent for the three months ended March 31, 2001.

We had net deferred tax assets of $46.4 million at March 31, 2002. The deferred tax assets were net of a valuation allowance of $54.4 million. Realization of our net deferred tax assets depends upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

Cumulative Effect of an Accounting Change to Adopt SFAS 142
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

Cumulative effect of an accounting change to adopt SFAS 142	$(132.5)	—	*

*	Not meaningful

In accordance with SFAS 142, we have performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third party appraiser. In performing the first step of the analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be equivalent to our five business segments. The estimated fair value of each business segment was then determined utilizing the income approach. After the carrying value of each business segment was compared to its fair value, it was determined that goodwill recorded by the FFI and eBD business segments was impaired. After the second step of comparing the implied fair value of the impaired goodwill to its carrying value, we recognized an impairment loss of $132.5 million in the first quarter of 2002. Of this impairment loss, $39.0 million related to the FFI business segment and $93.5 million related to the eBD business segment. This loss was recognized as a cumulative effect of an accounting change. The impairment loss had no income tax effect.

The fair value of the eBD and FFI business segments was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The eBD calculation assumed compound annual growth rates in revenues and expenses of approximately 21 percent and 17 percent, respectively, based on management and long term industry growth expectations. The FFI calculation assumed compound annual growth rates in revenues and expenses of approximately 24 percent and 19 percent, respectively. For both calculations, a discount rate of 21 percent was utilized.

In future years, a reduction of our estimate of fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

Net Income (Loss) Per Share
(Dollars and shares in millions, except per share data)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

Net income (loss)	$(116.4)	$14.9	(881%)

Percentage of total revenues	(55%)	7%

Basic net income (loss) per share	$(1.18)	$0.17	(794%)

Diluted net income (loss) per share	$(1.14)	$0.16	(813%)

Shares used in computing basic net income (loss) per share	98.4	87.4	13%

Shares used in computing diluted net income (loss) per share	102.2	90.7	13%

We reported a net loss of $116.4 million for the three months ended March 31, 2002 as compared to net income of $14.9 million for the three months ended March 31, 2001. The decrease in net income is primarily related to the $132.5 million goodwill impairment loss recognized as a cumulative effect of an accounting change in the first quarter of 2002. Basic net loss per share was $1.18 for the three months ended March 31, 2002 as compared to basic net income per share of $0.17 for the same period in 2001. Diluted net loss per share was $1.14 for the three months ended March 31, 2002 as compared to diluted net income per share of $0.16 for the same period in 2001. Shares used in computing basic net income (loss) per share increased 13 percent for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due primarily to the shares issued in 2001 in connection with the acquisition of NEN, and the exercise of employee stock options, partially offset by shares repurchased under our share repurchase plan. Shares used in computing diluted net income (loss) per share increased 13 percent for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/02	3/31/01	Change

Working capital	$68.0	$119.8	(43%)

Cash, cash equivalents and cash investments	$389.8	$341.7	14%

Net cash provided by operating activities	$73.8	$51.2	44%

Net cash used for investing activities	$78.0	$0.9	*

Net cash used for financing activities	$3.2	$40.8	(92%)

*	Not meaningful

Net cash provided by operating activities increased 44 percent for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase in net cash provided by operating activities is primarily due to an increase in deferred revenue and a lower decrease in accrued liabilities. The three months ended March 31, 2002 also included a $132.5 million non-cash charge for the cumulative effect of an accounting change to adopt SFAS 142.

Net cash used for investing activities was $78.0 million for the three months ended March 31, 2002 compared to $0.9 million for the three months ended March 31, 2001. The increase in net cash used for investing activities is primarily due to cash used to purchase cash investments during the three months ended March 31, 2002, compared to cash generated from the sale and maturity of such securities during the three months ended March 31, 2001.

Net cash used for financing activities decreased 92 percent, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The decrease in cash used for financing activities was primarily the result of a decrease in the cash used to repurchase our common stock during the three months ended March 31, 2002, compared to the cash used for a similar purpose during the same period in 2001.

During the three months ended March 31, 2002, we repurchased 0.9 million shares of our common stock for $15.6 million pursuant to the Board of Directors’ authorization. For additional information regarding our repurchase program, see Note 8 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for capital expenditures at March 31, 2002, excluding $2.5 million in restricted cash already set aside for leasehold improvements associated with the move to our Dublin, California facility. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2002, we had identifiable assets totaling $185.8 million associated with our European operations and $77.4 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive loss” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

Future Operating Results

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report, including those regarding forward-looking statements described on Page 3 of this Report.

Stock Price Volatility

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general is highly volatile, and the trading price of the Company’s Common Stock has fluctuated widely in recent years. The stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, acquisitions of other businesses and technologies, and other events, including acts of war and other related events such as the September 11, 2001 terrorist attacks on the World Trade Center in New York. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high technology companies, but which often have been unrelated to the operating performance of these companies.

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

In North America, we currently ship most of our products from our Emeryville, California distribution facility. Beginning in July 2002, we plan to relocate this facility to Dublin, California near the site of our corporate headquarters. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations resulting from the planned move, or other factors at that time (due to natural calamity or systems failure, for example) could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

Competition

The market for our products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the e-Business marketplace. We have numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, and smaller highly aggressive firms. Many of these companies may have greater financial, technical, sales, and marketing resources, and a larger installed base than Sybase. In addition, our competitors’ advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop new products, enhance existing products and retain competitive pricing policies in a timely manner. Our failure to compete successfully with new or existing competitors could have a material adverse impact on our business, and on the market price of our stock.

Product Development

Increasing widespread use of the Internet may significantly alter how we do business in the future. This, in turn, could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices.

In March 2001, we began shipping the latest version of Sybase Enterprise Portal, the industry’s first enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN in April 2001, we gained the ability to offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. As a general matter, deployment of enterprise portals has increased dramatically in recent years, and we believe that increasing demand for enterprise portal solutions will enhance our revenues and profitability. However, if the market does not continue to develop as anticipated, or if our Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.

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

Divisional Sales Model

In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc., a majority owned subsidiary) increased our focus on the financial services market. In May 2000, we announced the launch of iAnywhere Solutions, Inc., a majority owned subsidiary formed to continue the business of the MEC division in mobile and wireless e-Business products and services. eBD was created in the second quarter of 2001 and consists of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

International Operations

We derive a substantial portion of our revenues from our international operations. In the first quarter of 2002, these revenues represented 40% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see “Financial Risk Management – Foreign Exchange Risk” above, incorporated here by reference.

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

Other factors that could affect aspects of our international operations include:

•	Changes in political, regulatory, or economic conditions

•	Changes or limitations in trade protection laws

•	Changes in tax treaties or laws favorable to Sybase

•	Natural disasters

Intellectual Property

Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. Also, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims.

In the past, third parties have claimed that their patents or other proprietary rights were violated by Sybase products. It is possible that such claims will be asserted in the future. Also, to the extent we acquire other technologies, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. For example, a trademark infringement and dilution case filed in 1999 against NEN, a wholly-owned subsidiary, resulted in a multi-million dollar judgment against NEN and an injunction against NEN’s use of the tradename “NEON.” The action was settled in September 2001 for a lesser amount as well as certain other concessions. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company’s business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

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

In recent years, we have experienced a number of changes in our Board of Directors and in our executive management team. For example, in July 2001, Richard Moore joined us as Senior Vice President and General Manager of our newly created v-Business Group. In October 2001, Billy Ho, our Senior Vice President and General Manager of eBD, replaced George F. (Rick) Adam, former CEO of NEN who had previously been appointed to the position when we acquired NEN in April 2001. These and other changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Additionally, further changes in Board membership could affect the Company’s current strategic business plans.

Acquisitions and Strategic Relationships

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and will likely continue to do so in the future. During 2001, we acquired NEN, a developer of enterprise application integration software, as well as our distributor in Denmark. During 2000, we acquired certain assets of our distributor in Mexico, and Home Financial Network, Inc. (now FFI). In 1999, we acquired Data Warehouse Network, a provider of industry-specific business intelligence application.

We may not achieve the desired benefits of our acquisitions and investments. For example, we may be unable to successfully assimilate an acquired company’s management team, business infrastructure, company culture, or other important factors. Also, dedication of additional resources to handle these integration tasks could temporarily divert attention from other important business. Such acquisitions could also result in costs, liabilities, or additional expenses that could harm our results of operations and financial condition. With respect to our investments in other companies, we may not realize a return on our investments, or the value of our investments may decline if the businesses in which we invest are not successful. These companies include start-ups seeking to develop technology that has not been tested in the marketplace. Such companies typically have no history of earnings and may lack a seasoned management team and/or a well-defined operating infrastructure.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties, as more fully described on Page 3 of this Report.

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2002 was immaterial to our consolidated financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, we limit the amount of credit exposure to any one issuer.

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at March 31, 2002 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2001.

PART II:   OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.34	Sybase, Inc. 401(k) Plan (January 1, 1998 Restatement)

10.35	Amendment No. 1 to the Sybase, Inc. 401(k) Plan (January 1, 1998 Restatement)

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2002	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ MARTIN J. HEALY

Martin J. Healy Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX TO SYBASE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

Exhibit Number	Description

10.34	Sybase, Inc. 401(k) Plan (January 1, 1998 Restatement)

10.35	Amendment No. 1 to the Sybase, Inc. 401(k) Plan (January 1, 1998 Restatement)