Form 10-Q
period 2002-06-30
SYBASE INC
filed 2002-08-14
CIK 768262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File number 0-19395

SYBASE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2951005 (I.R.S. Employer Identification No.)

5000 Hacienda Drive, Dublin, California 94568
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (925) 236-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

On July 31, 2002, 97,091,681 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED JUNE 30, 2002

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products; risks inherent in completing the acquisition of other companies; the ability to integrate acquired companies into our business; and, other risks detailed from time to time in our Securities and Exchange Commission filings.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2001

Current assets:
Cash and cash equivalents	$287,831	$222,793
Short-term cash investments	25,779	64,216

Total cash, cash equivalents and short-term cash investments	313,610	287,009
Restricted cash	2,515	3,426
Accounts receivable, net	125,951	185,786
Deferred income taxes	16,746	16,746
Other current assets	20,849	21,411

Total current assets	479,671	514,378
Long-term cash investments	87,169	56,151
Property, equipment and improvements, net	77,797	76,150
Deferred income taxes	30,947	25,208
Capitalized software, net	57,744	53,589
Goodwill, net	173,420	299,950
Other purchased intangibles, net	58,936	75,319
Other assets	31,421	32,497

Total assets	$997,105	$1,133,242

Current liabilities:
Accounts payable	$14,775	$14,179
Accrued compensation and related expenses	39,208	44,530
Accrued income taxes	46,599	37,485
Other accrued liabilities	78,475	115,448
Deferred revenue	198,993	194,165

Total current liabilities	378,050	405,807
Other liabilities	8,113	5,887
Minority interest	5,029	5,029
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,336,220 shares issued and 97,660,213 outstanding (2001-105,113,402 shares issued and 98,725,140 outstanding)	105	105
Additional paid-in capital	925,709	925,709
Accumulated deficit	(183,157)	(68,723)
Accumulated other comprehensive loss	(18,354)	(27,994)
Cost of 7,676,007 shares of treasury stock (2001-6,388,262 shares)	(113,981)	(107,175)
Unearned compensation	(4,409)	(5,403)

Total stockholders’ equity	605,913	716,519

Total liabilities and stockholders’ equity	$997,105	$1,133,242

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

(In thousands, except per share data)	2002	2001	2002	2001

Revenues:
License fees	$77,449	$94,741	$161,298	$193,533
Services	127,814	139,984	255,002	270,879

Total revenues	205,263	234,725	416,300	464,412
Costs and expenses:
Cost of license fees	13,225	11,489	24,689	20,081
Cost of services	48,344	62,927	100,429	125,260
Sales and marketing	66,962	83,545	137,850	168,693
Product development and engineering	28,530	33,645	59,469	63,113
General and administrative	20,428	19,072	42,690	36,601
Amortization of goodwill	—	15,472	—	22,145
Amortization of other purchased intangibles	500	500	1,000	1,000
In-process research and development	—	18,500	—	18,500
Stock compensation expense	497	333	994	333
Cost (Reversal) of restructure	(795)	25,162	(910)	25,162

Total costs and expenses	177,691	270,645	366,211	480,888

Operating income (loss)	27,572	(35,920)	50,089	(16,476)
Interest income	3,003	4,666	5,830	9,170
Interest expense and other, net	2,475	20	2,609	(256)
Minority interest	—	6	—	(2)

Income (Loss) before income taxes and cumulative effect of an accounting change	33,050	(31,228)	58,528	(7,564)
Provision for income taxes	12,889	8,244	22,316	17,000

Income (Loss) before cumulative effect of an accounting change	20,161	(39,472)	36,212	(24,564)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(132,450)	—

Net income (loss)	$20,161	$(39,472)	$(96,238)	$(24,564)

Income (Loss) per share before cumulative effect of an accounting change	$0.21	$(0.42)	$0.37	$(0.27)
Cumulative effect of an accounting change	—	—	(1.35)	—

Basic net income (loss) per share	$0.21	$(0.42)	$(0.98)	$(0.27)

Shares used in computing basic net income (loss) per share	98,308	93,379	98,330	90,364

Income (Loss) per share before cumulative effect of an accounting change	$0.20	$(0.42)	$0.36	$(0.27)
Cumulative effect of an accounting change	—	—	(1.31)	—

Diluted net income (loss) per share	$0.20	$(0.42)	$(0.95)	$(0.27)

Shares used in computing diluted net income (loss) per share	100,738	93,379	101,403	90,364

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

(Dollars in thousands)	2002	2001

Cash and cash equivalents, beginning of year	$222,793	$235,588
Cash flows from operating activities:
Net loss	(96,238)	(24,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,172	61,811
Write-off in-process research and development	—	18,500
Write-off of assets in restructuring	—	446
Minority interest in income of subsidiaries	—	2
Gain on disposal of assets	(2,938)	(28)
Cumulative effect of an accounting change	132,450	—
Deferred income taxes	(2,477)	(1,206)
Amortization of deferred stock-based compensation	994	333
Changes in assets and liabilities:
Accounts receivable	59,276	62,044
Other current assets	431	60
Accounts payable	1,722	(5,864)
Accrued compensation and related expenses	(4,942)	(22,392)
Accrued income taxes	9,301	5,370
Other accrued liabilities	(32,628)	(20,460)
Deferred revenues	6,475	(17,880)
Other liabilities	2,344	(54)

Net cash provided by operating activities	113,942	56,118
Cash flows from investing activities:
(Increase) decrease in restricted cash	911	(9,527)
Purchases of available-for-sale cash investments	(119,907)	(48,630)
Maturities of available-for-sale cash investments	30,966	56,011
Sales of available-for-sale cash investments	96,626	32,778
Business combinations, net of cash acquired	(2,087)	25,377
Purchases of property, equipment and improvements	(26,589)	(11,485)
Proceeds from sale of fixed assets	679	27
Capitalized software development costs	(15,800)	(12,926)
Increase in other assets	(214)	(20)

Net cash provided by (used for) investing activities	(35,415)	31,605
Cash flows from financing activities:
Minority interest	—	(1,868)
Net proceeds from the issuance of common stock and reissuance of treasury stock	14,122	15,108
Purchases of treasury stock	(39,123)	(73,784)

Net cash used for financing activities	(25,001)	(60,544)
Effect of exchange rate changes on cash	11,512	(15,277)

Net increase in cash and cash equivalents	65,038	11,902

Cash and cash equivalents, end of period	287,831	247,490
Cash investments, end of period	112,948	103,971

Total cash, cash equivalents and cash investments, end of period	$400,779	$351,461

Supplemental disclosures:
Interest paid	$80	$65
Income taxes paid	$15,539	$8,155

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

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

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

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
(In thousands, except per share data)	6/30/02	6/30/01		6/30/02	6/30/01

Income (Loss) before cumulative effect of an accounting change	$20,161	$(39,472)		$36,212	$(24,564)
Cumulative effect of an accounting change to adopt SFAS 142	—	—		(132,450)	—

Net income (loss)	$20,161	$(39,472)		$(96,238)	$(24,564)

Income (loss) per share before cumulative effect of an accounting change	$0.21	$(0.42)		$0.37	$(0.27)
Cumulative effect of an accounting change	—	—		(1.35)	—

Basic net income (loss) per share	$0.21	$(0.42)		$(0.98)	$(0.27)

Shares used in computing basic net income (loss) per share	98,308	93,379		98,330	90,364

Income (loss) per share before cumulative effect of an accounting change	$0.20	$(0.42)		$0.36	$(0.27)
Cumulative effect of an accounting change	—	—		(1.31)	—

Diluted net income (loss) per share	$0.20	$(0.42	)(a)	$(0.95)	$(0.27	)(a)

Shares used in computing diluted net income (loss) per share	100,738	93,379		101,403	90,364

(a)	The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands)	6/30/02	6/30/01	6/30/02	6/30/01

Net income (loss)	$20,161	$(39,472)	$(96,238)	$(24,564)
Foreign currency translation gains (losses)	13,062	(4,626)	10,003	(14,109)
Unrealized gains/(losses) on marketable securities	576	346	(364)	1,079

Comprehensive income (loss)	$33,799	$(43,752)	$(86,599)	$(37,594)

4. Effects of New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS 141) effective for fiscal years beginning after December 15, 2001. SFAS 141 required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadened the criteria for recording intangible assets separate from goodwill. The provisions of this statement did not have a material effect on our financial condition or operating results as of June 30, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (the Sybase business segments) upon adoption and at least annually thereafter using a two step impairment analysis. The first step of the impairment test identifies potential impairment by comparing the fair value of each reporting unit with its carrying amount. We performed the required transitional impairment testing as of January 1, 2002 using an independent third party appraiser and determined that a potential impairment existed with respect to the eBD and FFI segments. In the second step, we compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based upon the completion of the second step, we measured and recognized a transitional impairment loss of $132.5 million as a cumulative effect of an accounting change during the quarter ended March 31, 2002. Note 5 provides additional discussion regarding the impact to our financial statements as a result of adopting this statement.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement did not have a material effect on our financial condition or operating results as of June 30, 2002.

In November 2001, the FASB issued a Staff Announcement Topic No. D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. We were required to adopt the guidance effective January 1, 2002. Comparative financial statements for prior year information have been reclassified to conform to the new presentation. We recorded the reimbursement of $0.3 million and $0.9 million in out-of-pocket expenses as a reduction of cost of services for the three and six months ended June 30, 2001, respectively. Such reimbursements have been reclassified as service revenue in accordance with Topic D-103. The provision of Topic D-103 did not have any impact on our financial condition, operating results, or cash flow as of June 30, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146) effective for calendar years beginning after December 31, 2002. Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The adoption of SFAS 146 is not expected to have a material effect on our financial condition or operating results.

5. Accounting for Goodwill. In accordance with SFAS 142, we have performed the required two step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third party appraiser. In performing the first step of the analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be equivalent to our five business segments described in Note 6. The estimated fair value of each reporting unit was then determined utilizing the income approach. After the carrying value of each reporting unit was compared to its fair value, it was determined that goodwill recorded by the FFI and eBD reporting units was impaired. After the second step of comparing the implied fair value of the impaired goodwill to its carrying value, we recognized an impairment loss of $132.5 million in the first quarter of 2002. Of this impairment loss, $39.0 million related to the FFI reporting unit and $93.5 million related to the eBD reporting unit. This loss was recognized as a cumulative effect of an accounting change. The impairment loss had no income tax effect.

The fair value of the eBD and FFI reporting units were determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The eBD calculation assumed compound annual growth rates in revenues and expenses of approximately 21 percent and 17 percent, respectively, based on management and long term industry growth expectations. The FFI calculation assumed compound annual growth rates in revenues and expenses of approximately 24 percent and 19 percent, respectively. For both calculations, a discount rate of 21 percent was utilized.

In future years, a reduction of our estimated fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. We transferred $7.9 million of net assembled workforce to goodwill as of January 1, 2002. This amount was partially offset by the reclassification of $3.2 million of an associated deferred tax liability.

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands, except per share data)	6/30/02	6/30/01	6/30/02	6/30/01

Reported net income (loss) before cumulative effect of an accounting change	$20,161	$(39,472)	$36,212	$(24,564)
Add back goodwill (including assembled workforce) amortization, net of tax	—	15,472	—	22,145

Adjusted income (loss) before cumulative effect of an accounting change	$20,161	$(24,000)	$36,212	$(2,419)
Cumulative effect of an accounting change	—	—	(132,450)	—

Adjusted net income (loss)	$20,161	$(24,000)	$(96,238)	$(2,419)

Adjusted basic net income (loss) per share:
Reported basic income (loss) per share before cumulative effect of an accounting change	$0.21	$(0.42)	$0.37	$(0.27)
Add back goodwill (including assembled workforce) amortization, net of tax	—	0.16	—	0.24

Adjusted basic income (loss) per share before cumulative effect of an accounting change	0.21	(0.26)	0.37	(0.03)
Cumulative effect of an accounting change	—	—	(1.35)	—

Adjusted basic net income (loss) per share	$0.21	$(0.26)	$(0.98)	$(0.03)

Adjusted diluted net income (loss) per share:
Reported diluted income (loss) per share before cumulative effect of an accounting change	$0.20	$(0.42)	$0.36	$(0.27)
Add back goodwill (including assembled workforce) amortization, net of tax	—	0.16	—	0.24

Adjusted diluted income (loss) per share before cumulative effect of an accounting change	0.20	(0.26)	0.36	(0.03)
Cumulative effect of an accounting change	—	—	(1.31)	—

Adjusted diluted net income (loss) per share	$0.20	$(0.26)	$(0.95)	$(0.03)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

					Consolidated
(In thousands)	ESD	eBD	BID	FFI	Total

Balance at January 1, 2002	$7,162	$211,384	$113	$85,865	$304,524
Reduction in liabilities in purchase accounting	—	(1,299)	—	—	(1,299)
Additions	354	1,733	—	—	2,087
Foreign currency translation adjustments	558	—	—	—	558
Impairment loss	—	(93,485)	—	(38,965)	(132,450)

Balance at June 30, 2002	$8,074	$118,333	$113	$46,900	$173,420

The following table reflects intangible assets subject to amortization as of June 30, 2002 and December 31, 2001:

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	6/30/02	6/30/02	6/30/02	12/31/01	12/31/01	12/31/01

Purchased technology	$95,200	$(51,375)	$43,825	$95,200	$(43,913)	$51,287
Assembled workforce	—	—	—	9,000	(1,079)	7,921
Customer lists	20,000	(4,889)	15,111	20,000	(3,889)	16,111

Totals	$115,200	$(56,264)	$58,936	$124,200	$(48,881)	$75,319

The amortization expense on these intangible assets for the three and six months ended June 30, 2002 was $4.2 million and $8.5 million, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2002	$16,925
2003	16,925
2004	16,925
2005	8,346
2006	2,167

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Segment Information. We are organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

Our Enterprise Solutions Division (ESD) delivers products, technical support and professional services required to develop and maintain a variety of operational systems including e-Business infrastructures that allow enterprises to integrate external data, events and applications. iAnywhere Solutions, Inc. (iAS), is our subsidiary that provides solutions to deliver enterprise information and applications anywhere business transactions occur, including remote locations and on mobile and hand-held platforms. Our e-Business Division (eBD) delivers an end-to-end e-Business platform and enterprise application integration capabilities outside a company’s “firewall” and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems, warehouse design tools and data management facilities that enable customers to develop business intelligence solutions that integrate and translate data from multiple sources. Financial Fusion, Inc. (FFI), formerly HFN, is our subsidiary that provides e-Finance solutions to leading financial institutions, including complete financial destinations for banking, and straight-through processing for capital markets.

We report our iAS and FFI subsidiaries and our ESD, eBD and BID divisions as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Our Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments, as well as the cost (reversal) of restructuring. Our CODM does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. We do not account for, or report to the CODM, our assets or capital expenditures by segment.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended June 30, 2002 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$62,886	$4,415	$8,069	$261	$1,818	—	$77,449
Services	117,171	6,153	684	235	3,571	—	127,814

Direct revenues from external customers	180,057	10,568	8,753	496	5,389	—	205,263
Intersegment revenues	71	14,489	10,936	3,955	1,158	(30,609)	—

Total revenues	180,128	25,057	19,689	4,451	6,547	(30,609)	205,263
Total allocated costs and expenses before amortization of customer lists and purchased technology	153,612	24,715	14,141	7,592	7,168	(30,609)	176,619

Operating income (loss) before amortization of customer lists and purchased technology	26,516	342	5,548	(3,141)	(621)	—	28,644
Amortization of customer lists	—	—	—	—	500	—	500
Amortization of purchased technology	—	2,920	—	—	811	—	3,731

Operating income (loss) before unallocated costs	26,516	(2,578)	5,548	(3,141)	(1,932)	—	24,413
Overallocated expense							(3,159)

Operating income							27,572
Interest income, interest expense and other, net							5,478

Income before income taxes							$33,050

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended June 30, 2001 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$75,253	$6,160	$9,841	$2,040	$1,447	—	$94,741
Services	125,387	9,594	843	331	3,829	—	139,984

Direct revenues from external customers	200,640	15,754	10,684	2,371	5,276	—	234,725
Intersegment revenues	146	9,444	9,032	6,414	1,430	(26,466)	—

Total revenues	200,786	25,198	19,716	8,785	6,706	(26,466)	234,725
Total allocated costs and expenses before amortization of goodwill and other purchased intangibles, write-off of in-process research and development and amortization of purchased technology	165,807	35,593	14,361	10,413	12,275	(26,466)	211,983

Operating income (loss) before amortization of goodwill and other purchased intangibles, write-off of in-process research and development and amortization of purchased technology	34,979	(10,395)	5,355	(1,628)	(5,569)	—	22,742
Amortization of goodwill and other purchased Intangibles	1,240	9,637	10	338	4,747	—	15,972
Write-off of in-process research and development	—	18,500	—	—	—	—	18,500
Amortization of purchased technology	131	2,617	—	—	750	—	3,498

Operating income (loss) before unallocated costs	33,608	(41,149)	5,345	(1,966)	(11,066)	—	(15,228)
Unallocated expense (primarily cost of restructuring)							20,692

Operating loss							(35,920)
Interest income, interest expense and other, net							4,686
Minority interest							6

Loss before income taxes							$(31,228)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2002 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$128,724	$12,346	$15,865	$1,749	$2,614	—	$161,298
Services	231,739	14,784	1,374	437	6,668	—	255,002

Direct revenues from external customers	360,463	27,130	17,239	2,186	9,282	—	416,300
Intersegment revenues	99	29,008	21,397	8,320	2,850	(61,674)	—

Total revenues	360,562	56,138	38,636	10,506	12,132	(61,674)	416,300
Total allocated costs and expenses before amortization of customer lists and purchased technology	309,866	56,428	28,662	14,907	13,254	(61,674)	361,443

Operating income (loss) before amortization of customer lists and purchased technology	50,696	(290)	9,974	(4,401)	(1,122)	—	54,857
Amortization of other purchased intangibles	—	—	—	—	1,000	—	1,000
Amortization of purchased technology	—	5840	—	—	1,622	—	7,462

Operating income (loss) before unallocated costs	50,696	(6,130)	9,974	(4,401)	(3,744)	—	46,395
Overallocated expense							(3,694)

Operating income							50,089
Interest income, interest expense and other, net							8,439

Income before income taxes and cumulative effect of an accounting change							$58,528

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2001 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$157,499	$10,273	$19,778	$2,239	$3,744	—	$193,533
Services	251,914	9,732	1,377	797	7,059	—	270,879

Direct revenues from external customers	409,413	20,005	21,155	3,036	10,803	—	464,412
Intersegment revenues	470	12,074	19,242	9,691	1,996	(43,473)	—

Total revenues	409,883	32,079	40,397	12,727	12,799	(43,473)	464,412
Total allocated costs and expenses before amortization of goodwill and other purchased intangibles, write off of in-process research and development and amortization of purchased technology	331,460	51,604	29,940	19,098	29,376	(43,473)	418,005

Operating income (loss) before amortization of goodwill and other purchased intangibles, write off of in-process research and development and amortization of purchased technology	78,423	(19,525)	10,457	(6,371)	(16,577)	—	46,407
Amortization of goodwill and other purchased intangibles	2,566	9,637	21	1,428	9,493	—	23,145
Write off of in-process research and development	—	18,500	—	—	—	—	18,500
Amortization of purchased technology	524	2,617	—	—	1,500	—	4,641

Operating income (loss) before unallocated costs	75,333	(50,279)	10,436	(7,799)	(27,570)	—	121
Unallocated expense (primarily cost of restructuring)							16,597

Operating loss							(16,476)
Interest income, interest expense and other, net							8,914
Minority interest							(2)

Loss before income taxes							$(7,564)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Litigation. In January 2001, several class action lawsuits were filed in Federal District Court for the State of Colorado against New Era of Networks, Inc. (“NEN”), a company acquired by Sybase in April 2001, alleging violation of federal securities laws. Certain of NEN’s current and former officers also were named as defendants. All cases were consolidated into a single case with a class period of October 18, 2000 to November 21, 2000. Although NEN believes this class action lawsuit is without merit, NEN agreed to settle the lawsuit for $5.0 million in order to avoid protracted and expensive litigation and the uncertainty of trial. NEN is responsible for $0.9 million of such settlement amount plus its accumulated legal expenses, and NEN’s insurers are responsible for the balance. The Stipulation of Settlement has been approved by the Court. The settlement had no material adverse effect on our consolidated financial condition or results of operations. Sybase accrued for the settlement in its acquisition accounting for NEN.

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position or results of operations. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. We believe we have adequately accrued for these matters at June 30, 2002.

8. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding common stock in open market transactions from time to time, subject to price and other conditions. Through June 30, 2002, we have used $299.2 million under the repurchase program (of the $400 million authorized) to repurchase 18.6 million shares of our stock.

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

The following table summarizes the activity related to the restructuring reserve at June 30, 2002:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/01	Paid	reversed	6/30/02

Termination payments to employees and other related costs	$5.7	$3.9	$0.6	$1.2
Lease cancellations and commitments	22.7	4.0	0.2	18.5
Other	0.2	—	0.1	0.1

	$28.6	$7.9	$0.9	$19.8

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the six months ended June 30, 2002, an excess of $0.9 million was reversed by a corresponding credit to restructuring expenses. The credit to the severance accrual primarily related to foreign employees paid less than the amount originally provided after a legal proceeding to determine the severance amount as required under local law. The other restructuring credits primarily related to certain legal expenses associated with various exit activities, and certain amounts no longer payable by the Company.

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

Goodwill and intangible assets, have generally resulted from our business combinations accounted for as purchases. Prior to 2002, these assets were generally recorded at amortized cost. The carrying values of these intangible assets were reviewed on a periodic basis, under the accounting rules then in effect, and out testing indicated no impairment of the assets’ carrying value. Beginning in 2002, new accounting rules issued by the Financial Accounting Standards Board (FASB) provided that goodwill was to no longer be amortized, but tested for impairment on a periodic basis. These rules further changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. The application of these new rules resulted in a cumulative effect of an accounting change of $132.5 million in the first quarter of 2002.

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

Results of Operations

Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

License fees	$77.5	$94.7	(18%)	$161.3	$193.5	(17%)
Percentage of total revenues	38%	40%		39%	42%
Services	$127.8	$140.0	(9%)	$255.0	$270.9	(6%)
Percentage of total revenues	62%	60%		61%	58%
Total revenues	$205.3	$234.7	(13%)	$416.3	$464.4	(10%)

Total revenues for the three months ended June 30, 2002 decreased 13 percent as compared to the three months ended June 30, 2001. For the six months ended June 30, 2002, total revenues decreased 10 percent compared to the six months ended June 30, 2001.

License fees revenues decreased 18 percent and 17 percent for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decrease in license fees revenues during the quarter and year to date is primarily due to a decrease in ESD revenues (primarily enterprise database products), BID revenues (primarily data warehouse products), and iAS revenues (primarily mobile database products). We believe our decrease in license fees revenues is a result of a weakened economy in which customers are continuing to delay infrastructure investments requiring significant dollars and resources. While the amount of orders has remained relatively constant, the number of large dollar orders has decreased significantly. The decrease in license fees revenues was partially offset by an increase in the license fees revenues of eBD (primarily enterprise application products).

Services revenues (derived from technical support, education, and professional services) decreased 9 percent and 6 percent for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decrease in services revenue is primarily due to a decrease in professional services revenues and education revenues, offset by an increase in technical support revenues. The decrease in professional services revenues was partially due to the weakened economy and partly due to our 2001 Restructuring Plan (2001 Plan), which reduced professional services headcount to de-emphasize building future capacity, and to focus instead on current profitable engagements.

Services revenues as a percentage of total revenues increased to 62 percent and 61 percent for the three and six months ended June 30, 2002, respectively, as compared to 60 percent and 58 percent for the three and six months ended June 30, 2001.

Geographical Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

North American	$122.7	$138.6	(11%)	$248.8	$272.0	(9%)
Percentage of total revenues	60%	59%		60%	59%
International
European	$50.6	$60.6	(17%)	$105.0	$122.5	(14%)
Percentage of total revenues	25%	26%		25%	26%
Intercontinental	$32.0	$35.5	(10%)	$62.5	$69.9	(10%)
Percentage of total revenues	15%	15%		15%	15%
Total International	$82.6	$96.1	(14%)	$167.5	$192.4	(13%)
Percentage of total revenues	40%	41%		40%	41%
Total revenues	$205.3	$234.7	(13%)	$416.3	$464.4	(10%)

North American revenues (United States, Canada and Mexico) decreased 11 percent and 9 percent for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. For the three months ended June 30, 2002, the decrease in North America revenues was primarily attributable to a 16 percent decline in license fees revenues and a 30 percent decline in education and professional services revenues. For the six months ended June 30, 2002, the decrease in North America revenues was primarily attributable to an 11 percent decline in license fees revenues and a 32 percent decline in education and professional services revenues. These decreases were partially offset by a 2 percent and 7 percent increase in technical support revenues during the three and six months ended June 30, 2002, respectively. The decrease in North America revenues was largely the result of the economic factors discussed under “Revenues” above.

International revenues decreased 14 percent and 13 percent for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. European revenues decreased 17 percent and 14 percent for the three and six months ended June 30, 2002, respectively, as compared to revenues for the same periods in 2001. Intercontinental revenues (principally Asia Pacific and South America) decreased 10 percent for the three and six months ended June 30, 2002, as compared to the same periods in 2001.

The decrease in European revenues was primarily related to decreased revenues from our enterprise database products and a decline in education and professional services revenues, partially offset by an increase in technical support revenues. The decrease in Intercontinental revenues was primarily attributable to decreased revenues from our enterprise database products. The decrease in international revenues was largely the result of the economic factors discussed under “Revenues” above. International revenues comprised 40 percent of total revenues for the three and six months ended June 30, 2002, down from 41 percent for the same periods in 2001.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three and six months ended June 30, 2002 and 2001.

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

Costs and Expenses
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

Cost of license fees	$13.2	$11.5	15%	$24.7	$20.1	23%
Percentage of license fees revenues	17%	12%		15%	10%
Cost of services	$48.3	$62.9	(23%)	$100.4	$125.3	(20%)
Percentage of services revenues	38%	45%		39%	46%
Sales and marketing	$67.0	$83.5	(20%)	$137.9	$168.7	(18%)
Percentage of total revenues	33%	36%		33%	36%
Product development and Engineering	$28.5	$33.6	(15%)	$59.5	$63.1	(6%)
Percentage of total revenues	14%	14%		14%	14%
General and administrative	$20.4	$19.1	7%	$42.7	$36.6	17%
Percentage of total revenues	10%	8%		10%	8%
Amortization of goodwill	—	$15.5	*	—	$22.1	*
Percentage of total revenues	—	7%		—	5%
Amortization of other purchased intangibles	$.5	$.5	*	$1.0	$1.0	*
Percentage of total revenues	*	*		*	*
In-process research and development	—	$18.5	*	—	$18.5	*
Percentage of total revenues	—	8%		—	4%
Stock compensation expense	$.5	$.3	49%	$1.0	$.3	198%
Percentage of total revenues	*	*		*	*
Cost (Reversal) of restructure	$(.8)	$25.2	(103%)	$(.9)	$25.2	(104%)
Percentage of total revenues	*	11%		*	5%

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $13.2 million and $24.7 million for the three and six months ended June 30, 2002, respectively, up from $11.5 million and $20.1 million for the same periods in 2001. Such costs were 17 percent and 15 percent of license fees revenue for the three and six months ended June 30, 2002, respectively, as compared to 12 percent and 10 percent for the same periods in 2001. The increase in the cost of license fees for the three months period ended June 30, 2002 was primarily due to an increase in amortization of capitalized software development costs. The increase in the cost of license fees for the six months period ended June 30, 2002 was primarily due to an increase in amortization of capitalized software development costs and the amortization of purchased technology acquired in the NEN transaction, partially offset by a decrease in third party royalties. Amortization of capitalized software costs included in cost of license fees was $5.5 million and $11.6 million for the three and six months ended June 30, 2002, respectively, as compared to $4.0 million and $8.0 million for the same periods in 2001. The increase in amortization of capitalized software costs for the three months ended June 30, 2002 was primarily due to certain ESD products that began amortization towards the end of the second quarter of 2001. The increase in amortization of capitalized software costs for the six months ended June 30, 2002 was primarily due to certain eBD and ESD products that began amortization after the first quarter of 2001. Amortization of purchased technology acquired was $3.7 million and $7.5 million for the three and six months ended June 30, 2002, respectively, as compared to $3.5 million and $4.6 million for the same periods in 2001.

Cost of Services. Cost of services consists primarily of the cost to provide technical support, consulting and education services and, to a lesser degree, services-related product costs (media and documentation). These costs were $48.3 million and $100.4 million for the three and six months ended June 30, 2002, respectively, as compared to $62.9 million and $125.3 million for the same periods in 2001. These costs were 38 percent and 39 percent of services revenues for the three and six months ended June 30, 2002, respectively, as compared to 45 percent and 46 percent for the same periods in 2001. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three and six months ended June 30, 2002 is primarily due to a reduction in consulting personnel as a result of the 2001 Plan.

Sales and Marketing. Sales and marketing expenses decreased 20 percent to $67.0 million for the three months ended June 30, 2002 as compared to $83.5 million for the three months ended June 30, 2001. Sales and marketing expenses decreased 18 percent to $137.9 million for the six months ended June 30, 2002 as compared to $168.7 million for the six months ended June 30, 2001. These costs were 33 percent of total revenues for the three and six months ended June 30, 2002 as compared to 36 percent for the same periods in 2001. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2002 was primarily due to a decrease in sales and marketing personnel as a result of the 2001 Plan, a reduction in commissionable income, and a reduction in discretionary spending on marketing programs. This decrease was partially offset by an increase in certain allocated common costs. We allocate various common costs including certain legal expenses, accounting, human resources, external consulting, employee benefits, and facilities costs to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 15 percent to $28.5 million for the three months ended June 30, 2002 as compared to $33.6 million for the three months ended June 30, 2001. Overall product development and engineering expenses decreased 6 percent to $59.5 million for the six months ended June 30, 2002 as compared to $63.1 million for the six months ended June 30, 2001. These costs as a percentage of total revenues remained consistent at 14 percent for the three and six months ended June 30, 2002 and 2001. The decrease in product development and engineering in absolute dollars for the three and six months ended June 30, 2002 is primarily due to a reduction in product development and engineering personnel through the integration of NEN and in accordance with the 2001 Plan, and an increase in capitalized software development costs. This decrease was partially offset by an increase in allocated common costs.

We capitalized approximately $8.2 million and $15.8 million of software development costs for the three and six months ended June 30, 2002, respectively, as compared to $7.5 million and $12.9 million for the same periods in 2001. For the six months ended June 30, 2002, capitalized software costs included costs incurred for the development of the Adaptive Server® Enterprise 15.0, Connectivity 15.0, CeBS 1.0 and 1.5, Enterprise Application Server 4.1, and PowerDesigner® 9.5.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $20.4 million and $42.7 million for the three and six months ended June 30, 2002, respectively, as compared to $19.1 million and $36.6 million for the same periods in 2001. These costs represented 10 percent of total revenues for the three and six months ended June 30, 2002 as compared to 8 percent for the same periods in 2001. The increase in absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2002 was primarily due to the increase in finance personnel resulting from the various shared services centers that centralized finance functions within the regions, and an increase in executive personnel.

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

In-process Research and Development. In connection with the acquisition of NEN in the quarter ended June 30, 2001, we allocated $18.5 million of the $339.3 million purchase price to in-process research and development. This in-process research and development was written-off as a one-time expense during the quarter ended June 30, 2001.

Stock Compensation Expense. Stock compensation expense reflects non-cash compensation expense associated with restricted stock granted to certain individuals in the three months ended June 30, 2001, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN.

Cost (Reversal) of Restructure. In April 2001, in connection with our acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, we began to implement a restructuring program designed to eliminate certain personnel, assets and facilities, aligning resources and streamlining our costs (2001 Plan). The 2001 Plan resulted in the elimination of approximately $115 million from our yearly ongoing cost structure. The goal of the 2001 Plan was to align our cost structure with anticipated revenues.

The following table summarizes the activity related to the restructuring reserve at June 30, 2002:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/01	Paid	reversed	6/30/02

Termination payments to employees and other related costs	$5.7	$3.9	$0.6	$1.2
Lease cancellations and commitments	22.7	4.0	0.2	18.5
Other	0.2	—	0.1	0.1

	$28.6	$7.9	$0.9	$19.8

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

During the six months ended June 30, 2002, an excess of $0.9 million was reversed by a corresponding credit to restructuring expenses. The credit to the severance accrual primarily related to foreign employees paid less then the amount originally provided after a legal proceeding to determine the severance amount as required under local law. The other restructuring credits primarily related to certain legal expenses associated with various exit activities, and certain amounts no longer payable.

Operating Income (Loss)
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

Operating income (loss)	$27.6	$(35.9)	*	$50.1	$(16.5)	*
Percentage of total revenues	13%	(15%)		12%	(4%)
Operating income (loss) exclusive of cost (reversal) of restructure	$24.8	$(10.8)	*	$49.2	$8.7	466%
Percentage of total revenues	12%	(5%)		12%	2%

*	Not meaningful

Operating income was $27.6 million and $50.1 million for the three and six months ended June 30, 2002, respectively, compared to an operating loss of $(35.9) million and $(16.5) million for the same periods in 2001. The increase in operating income for both comparable periods is primarily due to the decrease in operating expenses resulting from the effects of the 2001 Plan, the non-recurring costs of the 2001 Plan included in the 2001 results, and the adoption of SFAS 142. This increase was partially offset by the decline in total revenues of 13 percent and 10 percent for the three and six months ended June 30, 2002, respectively.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

Interest income	$3.0	$4.7	(36%)	$5.8	$9.2	(36%)
Percentage of total revenues	1%	2%		1%	2%
Interest expense and other, net	$2.5	$0.0	*	$2.6	$(0.3)	*
Percentage of total revenues	1%	*		*	*
Minority interest	—	$0.0	*	—	$0.0	*
Percentage of total revenues	—	*		—	*

*	Not meaningful

Interest income decreased 36 percent to $3.0 million and $5.8 million for the three and six months ended June 30, 2002, respectively, compared to $4.7 million and $9.2 million for the same periods in 2001. Interest income consists primarily of interest earned on investments. The decrease in interest income for both comparable periods is primarily due to the decrease in the interest rate yields of the cash balances invested.

Interest expense and other, net was $2.5 million and $2.6 million for the three and six months ended June 30, 2002, respectively, compared to $0.0 million and $(0.3) million for the same periods in 2001. Interest expense and other, net includes interest expense from capital lease obligations incurred in prior years; gains from the disposition of certain subsidiaries and investments; bank fees; expenses, net gains and losses resulting from foreign currency transactions and the related hedging activities; and, the cost of hedging foreign currency exposures. The three and six months results for the period ended June 30, 2002, included a gain of approximately $2.2 million relating to our sale of certain Swiss subsidiaries originally acquired in the NEN acquisition that were primarily engaged in the provision of SAP consulting services.

Provision for Income Taxes
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

Provision for income taxes	$12.9	$8.2	56%	$22.3	$17.0	31%

We recorded income tax provisions of $12.9 million and $22.3 million for the three and six months ended June 30, 2002, respectively, as compared to $8.2 million and $17.0 million for the same periods in 2001. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. The income tax provision was recorded on income before the cumulative effect of the SFAS 142 accounting change, at an effective rate of 39.0 percent for the three months ended June 30, 2002, and 38.1 percent for the six months ended June 30, 2002.

We had net deferred tax assets of $47.7 million at June 30, 2002. The deferred tax assets were net of a valuation allowance of $54.4 million. Realization of our net deferred tax assets depends upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

Cumulative Effect of an Accounting Change to Adopt SFAS 142
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

Cumulative effect of an accounting change to adopt SFAS 142	—	—	*	$132.5	—	*

*	Not meaningful

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

Net Income (Loss) Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/02	6/30/01	Change	6/30/02	6/30/01	Change

Net income (loss)	$20.2	$(39.5)	*	$(96.2)	$(24.6)	292%
Percentage of total revenues	10%	(17%)		(23%)	(5%)
Basic net income (loss) per share	$0.21	$(0.42)	*	$(0.98)	$(0.27)	263%
Diluted net income (loss) per share	$0.20	$(0.42)	*	$(0.95)	$(0.27)	252%
Shares used in computing basic net income (loss) per share	98.3	93.4	5%	98.3	90.4	9%
Shares used in computing diluted net income (loss) per share	100.7	93.4	8%	101.4	90.4	12%

*	Not meaningful

We reported a net income (loss) of $20.2 million and $(96.2) million for the three and six months ended June 30, 2002, respectively, as compared to net loss of $(39.5) million and $(24.6) million for the same periods in 2001. The increase in net income for the three months ended June 30, 2002 is primarily related to the decrease in operating expenses as a result of the effects of the 2001 Plan, the non-recurring costs associated with the 2001 Plan which occurred in 2001, and the adoption of SFAS 142, partially offset by the decline in total revenues of 13 percent. The decrease in net income for the six months ended June 30, 2002 is primarily related to the $132.5 million goodwill impairment loss recognized as a cumulative effect of an accounting change in the first quarter of 2002 as well as the factors discussed above. Basic net income (loss) per share was $0.21 and $(0.98) for the three and six months ended June 30, 2002, respectively, as compared to basic net loss per share of $(0.42) and $(0.27) for the same periods in 2001. Diluted net income (loss) per share was $0.20 and $(0.95) for the three and six months ended June 30, 2002, respectively, as compared to diluted net loss per share of $(0.42) and $(0.27) for the same periods in 2001.

Shares used in computing basic net income (loss) per share increased 5 percent and 9 percent for the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001 due primarily to the shares issued in 2001 in connection with the acquisition of NEN, and the exercise of employee stock options, partially offset by shares repurchased under our share repurchase plan. Shares used in computing diluted net income (loss)

per share increased 8 percent and 12 percent for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001 due primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Six	Six
	Months	Months
	Ended	Ended	Percent
	6/30/02	6/30/01	Change

Working capital	$101.6	$85.7	19%
Cash, cash equivalents and cash investments	$400.8	$351.5	14%
Net cash provided by operating activities	$113.9	$56.1	103%
Net cash provided by (used for) investing activities	$(35.4)	$31.6	(212%)
Net cash used for financing activities	$25.0	$60.5	(59%)

Net cash provided by operating activities increased 103 percent for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase in net cash provided by operating activities is primarily due to a $60.7 million increase in net income before consideration of the non-cash charge recognized in 2002 for the cumulative effect of an accounting change to adopt SFAS 142. Net cash was also positively impacted by an increase in deferred revenue, and offset by a decrease in non-cash expenses relating to amortization, depreciation, and the write-off of in-process research and development.

Net cash used for investing activities was $35.4 million for the six months ended June 30, 2002 compared to net cash provided of $31.6 million for the six months ended June 30, 2001. The increase in net cash used for investing activities is primarily due to a $32.5 million decrease in proceeds generated from net disposition of cash investments during the six months ended June 30, 2002, compared to the same period in 2001, and a $15.1 million increase in purchases of property, equipment, and improvements. In addition, there was net cash gained from the NEN business combination of approximately $25.4 million during the six months ended June 30, 2001.

Net cash used for financing activities decreased 59 percent for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The decrease in cash used for financing activities was primarily the result of a decrease in the cash used to repurchase our common stock during the six months ended June 30, 2002, compared to the cash used for a similar purpose during the same period in 2001.

During the six months ended June 30, 2002, we repurchased 2.7 million shares of our common stock for $39.1 million pursuant to the Board of Directors’ authorization. For additional information regarding our repurchase program, see Note 8 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for capital expenditures at June 30, 2002, excluding $0.2 million in restricted cash already set aside for leasehold improvements associated with the move to our Dublin, California facility. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2002, we had identifiable assets totaling $191.1 million associated with our European operations and $84.3 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive loss” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

Future Operating Results

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report including those regarding forward-looking statements described on Page 3 of this Report.

Stock Price Volatility

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general is highly volatile, and the trading price of the Company’s Common Stock has fluctuated widely in recent years. The stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, acquisitions of other businesses and technologies, U.S. and world economic conditions generally, and other events, including acts of war and other related events such as the September 11, 2001 terrorist attacks on the World Trade Center in New York. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high technology companies, but which often have been unrelated to the operating performance of these companies.

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

Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded approximately 50% to 70% of our quarterly revenues in the last month of each quarter, particularly during the final two weeks of that month. Our customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders from a customer at the very end of a quarter could materially and adversely impact our results of operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period, as occurred in the first quarter of 1998.

In North America, we currently ship most of our products from our Dublin, California facility near the site of our corporate headquarters. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at that facility (due to natural calamity or systems failure, for example) could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

Critical Accounting Policies

Over the past several years, various guidance has been issued addressing revenue recognition in the software industry, including SOP 97-2, “Software Revenue Recognition,’’ as amended by SOP 98-4 and SOP 98-9, and SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we are currently in compliance with SOP 97-2, SOP 98-9, SOP 98-4 and SAB 101.

The accounting profession, however, continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

Competition

The market for our products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the e-Business marketplace. We have numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, and other highly aggressive firms. Many of these companies may have greater financial, technical, sales, and marketing resources, and a larger installed base than Sybase. In addition, our competitors’ advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop new products, enhance existing products and retain competitive pricing policies in a timely manner. Our failure to compete successfully with new or existing competitors could have a material adverse impact on our business, and on the market price of our stock.

Product Development

Increasing widespread use of the Internet may significantly alter how we do business in the future. This, in turn, could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices.

We have released the Sybase Enterprise Portal, an industry leading enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN in April 2001, we gained the ability to offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet.

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

Divisional Sales Model

In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc., a majority-owned subsidiary) increased our focus on the financial services market. In May 2000, we announced the launch of iAnywhere Solutions, Inc., a majority-owned subsidiary formed to continue the business of the MEC division in mobile and wireless e-Business products and services. eBD was created in the second quarter of 2001 and consists of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

International Operations

We derive a substantial portion of our revenues from our international operations. In the first six months of 2002, these revenues represented 40% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see “Financial Risk Management — Foreign Exchange Risk” above, incorporated here by reference.

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

In recent years, we have experienced a number of changes in our Board of Directors and in our executive management team. For example, during the second quarter of this year, Michael Bealmear joined the Company as Executive Vice President, Worldwide Field Operations, and in July 2001, Richard Moore joined us as Senior Vice President and General Manager of our newly created v-Business Group. In October 2001, Billy Ho, our Senior Vice President and General Manager of eBD, replaced George F. (Rick) Adam, former CEO of NEN who had previously been appointed to the position when we acquired NEN in April 2001. These and other changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Additionally, further changes in Board membership could affect the Company’s current strategic business plans.

Acquisitions and Strategic Relationships

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and will likely continue to do so in the future. For example, on April 16, 2002, we acquired all of the issued and outstanding stock of OnePage, Inc., a leading provider of technology and applications for building the information components — portlets — of corporate, consumer and wireless portals. During 2001, we acquired NEN, a developer of enterprise application integration software, as well as our distributor in Denmark. During 2000, we acquired certain assets of our distributor in Mexico, and the stock of Home Financial Network, Inc. (now FFI). In 1999, we acquired Data Warehouse Network, a provider of industry-specific business intelligence application.

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

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2002 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at June 30, 2002 were not material.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 23, 2002. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1.    Election of two Class I directors, each to serve a three-year term expiring at the 2005 Annual Meeting of Stockholders or until a successor is duly elected and qualified. John S. Chen and Alan S. Salisbury were the only nominees, and each was elected (89,026,875 votes were cast for the election of Mr. Chen and 1,116,445 were withheld; 88,556,198 votes were cast for the election of Mr. Salisbury, and 1,587,122 were withheld). There were no abstentions or non-votes. In addition to these directors, our board’s other incumbent directors (L. William Krause, Robert P. Wayman, Cecilia Claudio, Linda Yates and Richard C. Alberding) had terms that continued after the 2002 Annual Meeting.

2.    Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2002 (85,041,746 for; 5,025,161 against; 76,413 abstentions and no non-votes).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002	SYBASE, INC.

	By	/s/ PIETER A. VAN DER VORST

Pieter A. Van der Vorst Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ MARTIN J. HEALY

Martin J. Healy Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX TO SYBASE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002