Form 10-Q
period 2002-09-30
SYBASE INC
filed 2002-11-15
CIK 768262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File number 0-19395

SYBASE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2951005 (I.R.S. Employer Identification No.)

One Sybase Drive, Dublin, California 94568

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (925) 236-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [   ]

On October 31, 2002, 94,613,150 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products; risks inherent in completing the acquisition of other companies; the ability to integrate acquired companies into our business; risks associated with acts of war or terrorism; fluctuations in our stock price or performance of the stock markets generally; and, other risks detailed from time to time in our Securities and Exchange Commission filings.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2001

Current assets:
Cash and cash equivalents	$251,155	$222,793
Short-term cash investments	11,190	64,216

Total cash, cash equivalents and short-term cash investments	262,345	287,009
Restricted cash	3,922	3,426
Accounts receivable, net	124,812	185,786
Deferred income taxes	16,783	16,746
Other current assets	17,461	21,411

Total current assets	425,323	514,378
Long-term cash investments	100,678	56,151
Property, equipment and improvements, net	75,409	76,150
Deferred income taxes	32,292	25,208
Capitalized software, net	60,656	53,589
Goodwill, net	173,319	299,950
Other purchased intangibles, net	54,705	75,319
Other assets	29,455	32,497

Total assets	$951,837	$1,133,242

Current liabilities:
Accounts payable	$13,019	$14,179
Accrued compensation and related expenses	31,054	44,530
Accrued income taxes	55,445	37,485
Other accrued liabilities	76,732	115,448
Deferred revenue	177,216	194,165

Total current liabilities	353,466	405,807
Other liabilities	9,366	5,887
Minority interest	5,029	5,029
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,336,220 shares issued and 95,276,639 outstanding (2001-105,113,402 shares issued and 98,725,140 outstanding)	105	105
Additional paid-in capital	925,709	925,709
Accumulated deficit	(177,659)	(68,723)
Accumulated other comprehensive loss	(19,400)	(27,994)
Cost of 10,059,581 shares of treasury stock (2001-6,388,262 shares)	(140,867)	(107,175)
Unearned compensation	(3,912)	(5,403)

Total stockholders’ equity	583,976	716,519

Total liabilities and stockholders’ equity	$951,837	$1,133,242

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In thousands, except per share data)	2002	2001	2002	2001

Revenues:
License fees	$78,754	$90,613	$240,051	$284,146
Services	124,255	136,198	379,257	407,077

Total revenues	203,009	226,811	619,308	691,223
Costs and expenses:
Cost of license fees	12,766	11,366	37,455	31,447
Cost of services	46,524	60,198	146,953	185,458
Sales and marketing	65,865	82,872	203,714	251,565
Product development and engineering	28,046	30,794	87,515	93,907
General and administrative	20,819	20,063	63,510	56,664
Amortization of goodwill	—	15,130	—	37,275
Amortization of other purchased intangibles	500	500	1,500	1,500
In-process research and development	—	—	—	18,500
Stock compensation expense	497	504	1,491	837
Cost of restructure	6,334	10,307	5,424	35,469

Total costs and expenses	181,351	231,734	547,562	712,622

Operating income (loss)	21,658	(4,923)	71,746	(21,399)
Interest income	2,981	4,113	8,811	13,283
Interest expense and other, net	269	(795)	2,878	(1,051)
Minority interest	—	—	—	(2)

Income (Loss) before income taxes and cumulative effect of an accounting change	24,908	(1,605)	83,435	(9,169)
Provision for income taxes	13,561	5,500	35,877	22,500

Income (Loss) before cumulative effect of an accounting change	11,347	(7,105)	47,558	(31,669)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(132,450)	—

Net income (loss)	$11,347	$(7,105)	$(84,892)	$(31,669)

Income (Loss) per share before cumulative effect of an accounting change	$0.12	$(0.07)	$0.49	$(0.34)
Cumulative effect of an accounting change	—	—	(1.36)	—

Basic net income (loss) per share	$0.12	$(0.07)	$(0.87)	$(0.34)

Shares used in computing basic net income (loss) per share	96,292	99,376	97,651	93,368

Income (Loss) per share before cumulative effect of an accounting change	$0.12	$(0.07)	$0.47	$(0.34)
Cumulative effect of an accounting change	—	—	(1.31)	—

Diluted net income (loss) per share	$0.12	$(0.07)	$(0.84)	$(0.34)

Shares used in computing diluted net income (loss) per share	98,432	99,376	100,488	93,368

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30

(Dollars in thousands)	2002	2001

Cash and cash equivalents, beginning of year	$222,793	$235,588
Cash flows from operating activities:
Net loss	(84,892)	(31,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,070	101,552
Write-off in-process research and development	—	18,500
Write-off of assets in restructuring	—	1,783
Minority interest in income of subsidiaries	—	2
Gain on disposal of assets	(3,126)	(877)
Cumulative effect of an accounting change	132,450	—
Deferred income taxes	(3,859)	(2,801)
Amortization of deferred stock-based compensation	1,490	837
Changes in assets and liabilities:
Accounts receivable	58,562	74,162
Other current assets	3,833	1,272
Accounts payable	(34)	(4,330)
Accrued compensation and related expenses	(13,092)	(24,056)
Accrued income taxes	17,820	2,319
Other accrued liabilities	(34,382)	(56,002)
Deferred revenues	(15,302)	(36,321)
Other liabilities	3,637	343

Net cash provided by operating activities	124,175	44,714
Cash flows from investing activities:
Increase in restricted cash	(496)	(9,354)
Purchases of available-for-sale cash investments	(174,584)	(59,531)
Maturities of available-for-sale cash investments	40,613	71,205
Sales of available-for-sale cash investments	143,699	50,446
Business combinations, net of cash acquired	(1,973)	27,166
Purchases of property, equipment and improvements	(33,805)	(21,026)
Proceeds from sale of assets	1,001	323
Capitalized software development costs	(24,880)	(25,677)
Decrease in other assets	1,212	21

Net cash provided by (used for) investing activities	(49,213)	33,573
Cash flows from financing activities:
Minority interest	—	3,132
Net proceeds from the issuance of common stock and reissuance of treasury stock	21,307	24,316
Purchases of treasury stock	(79,042)	(102,568)

Net cash used for financing activities	(57,735)	(75,120)
Effect of exchange rate changes on cash	11,135	(5,484)

Net increase (decrease) in cash and cash equivalents	28,362	(2,317)

Cash and cash equivalents, end of period	251,155	233,271
Cash investments, end of period	111,868	87,722

Total cash, cash equivalents and cash investments, end of period	$363,023	$320,993

Supplemental disclosures:
Interest paid	$126	$88
Income taxes paid	$19,282	$15,296

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

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report to Stockholders for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

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

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
(In thousands, except per share data)	9/30/02	9/30/01		9/30/02	9/30/01

Income (Loss) before cumulative effect of an accounting change	$11,347	$(7,105)		$47,558	$(31,669)
Cumulative effect of an accounting change to adopt SFAS 142	—	—		(132,450)	—

Net income (loss)	$11,347	$(7,105)		$(84,892)	$(31,669)

Income (loss) per share before cumulative effect of an accounting change	$0.12	$(0.07)		$0.49	$(0.34)
Cumulative effect of an accounting change	—	—		(1.36)	—

Basic net income (loss) per share	$0.12	$(0.07)		$(0.87)	$(0.34)

Shares used in computing basic net income (loss) per share	96,292	99,376		97,651	93,368

Income (loss) per share before cumulative effect of an accounting change	$0.12	$(0.07)		$0.47	$(0.34)
Cumulative effect of an accounting change	—	—		(1.31)	—

Diluted net income (loss) per share	$0.12	$(0.07	)(a)	$(0.84)	$(0.34	)(a)

Shares used in computing diluted net income (loss) per share	98,432	99,376		100,488	93,368

(a)	The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands)	9/30/02	9/30/01	9/30/02	9/30/01

Net income (loss)	$11,347	$(7,105)	$(84,892)	$(31,669)
Foreign currency translation gains (losses)	(1,652)	9,360	8,352	(4,748)
Unrealized gains/(losses) on marketable securities	606	(328)	242	750

Comprehensive income (loss)	$10,301	$1,927	$(76,298)	$(35,667)

4. Effects of New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) effective for fiscal years beginning after December 15, 2001. SFAS 141 required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadened the criteria for recording intangible assets separate from goodwill. The provisions of this statement did not have a material effect on our financial condition or operating results as of September 30, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., our business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. The first step of the impairment test identifies potential impairment by comparing the fair value of each reporting unit with its carrying amount. We performed the required transitional impairment testing as of January 1, 2002 using an independent third-party appraiser and determined that a potential impairment existed with respect to the e-Business Division (eBD) and Financial Fusion, Inc. (FFI) segments. In the second step, we compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based upon the completion of the second step, we measured and recognized a transitional impairment loss of $132.5 million as a cumulative effect of an accounting change which occurred during the quarter

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ended March 31, 2002. Note 5 provides additional discussion regarding the impact to our financial statements as a result of adopting SFAS 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement did not have a material effect on our financial condition or operating results as of September 30, 2002.

In November 2001, the FASB issued Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14) formerly named Topic D-103. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. We adopted the guidance on January 1, 2002. Comparative financial statements for prior year information have been reclassified to conform to the new presentation. We recorded the reimbursement of $0.5 million and $1.4 million in out-of-pocket expenses as a reduction of cost of services for the three and nine months ended September 30, 2001, respectively. Such reimbursements have been reclassified as service revenue in accordance with EITF 01-14. The provisions of EITF 01-14 did not have any impact on our financial condition, operating results, or cash flow as of September 30, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) effective for calendar years beginning after December 31, 2002. Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

5. Accounting for Goodwill. In accordance with SFAS 142, we have performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third-party appraiser. In performing the first step of the analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be our five business segments described in Note 6. The estimated fair value of each reporting unit was then determined utilizing the income approach. After the carrying value of each reporting unit was compared to its fair value, it was determined that goodwill recorded by the FFI and eBD reporting units was impaired. After the second step of comparing the implied fair value of the impaired goodwill to its carrying value,

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

we recognized an impairment loss of $132.5 million in the first quarter of 2002. Of this impairment loss, $39.0 million related to the FFI reporting unit and $93.5 million related to the eBD reporting unit. This loss was recognized as a cumulative effect of an accounting change which occurred during the quarter ended March 31, 2002. The impairment loss had no income tax effect.

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

During the third quarter there were no events or circumstances, as defined by paragraph 17 of SFAS 142, that triggered the required impairment testing of our reporting units’ goodwill. The annual impairment testing specified by SFAS 142 will be completed during the fourth quarter of 2002.

In future periods, a reduction of our estimated fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. We transferred $7.9 million of net assembled workforce to goodwill as of January 1, 2002. This amount was partially offset by the reclassification of $3.2 million of an associated deferred tax liability.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands, except per share data)	9/30/02	9/30/01	9/30/02	9/30/01

Reported net income (loss) before cumulative effect of an accounting change	$11,347	$(7,105)	$47,558	$(31,669)
Add back goodwill (including assembled workforce) amortization, net of tax	—	15,130	—	37,275

Adjusted income before cumulative effect of an accounting change	$11,347	$8,025	$47,558	$5,606
Cumulative effect of an accounting change	—	—	(132,450)	—

Adjusted net income (loss)	$11,347	$8,025	$(84,892)	$5,606

Adjusted basic net income (loss) per share:
Reported basic income (loss) per share before cumulative effect of an accounting change	$0.12	$(0.07)	$0.49	$(0.34)
Add back goodwill (including assembled workforce) amortization, net of tax	—	0.15	—	0.40

Adjusted basic income per share before cumulative effect of an accounting change	0.12	0.08	0.49	0.06
Cumulative effect of an accounting change	—	—	(1.36)	—

Adjusted basic net income (loss) per share	$0.12	$0.08	$(0.87)	$0.06

Adjusted diluted net income (loss) per share:
Reported diluted income (loss) per share before cumulative effect of an accounting change	$0.12	$(0.07)	$0.47	$(0.34)
Add back goodwill (including assembled workforce) amortization, net of tax	—	0.15	—	0.39

Adjusted diluted income per share before cumulative effect of an accounting change	0.12	0.08	0.47	0.05
Cumulative effect of an accounting change	—	—	(1.31)	—

Adjusted diluted net income (loss) per share	$0.12	$0.08	$(0.84)	$0.05

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	ESD	eBD	BID	FFI	Consolidated Total

Balance at January 1, 2002	$7,162	$211,384	$113	$85,865	$304,524
Reduction in liabilities in purchase Accounting	—	(1,299)	—	—	(1,299)
Additions	—	1,972	—	—	1,972
Foreign currency translation adjustments	572	—	—	—	572
Accounting change	—	(93,485)	—	(38,965)	(132,450)

Balance at September 30, 2002	$7,734	$118,572	$113	$46,900	$173,319

The following table reflects intangible assets subject to amortization as of September 30, 2002 and December 31, 2001:

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	9/30/02	9/30/02	9/30/02	12/31/01	12/31/01	12/31/01

Purchased technology	$95,200	$(55,106)	$40,094	$95,200	$(43,913)	$51,287
Assembled workforce	—	—	—	9,000	(1,079)	7,921
Customer lists	20,000	(5,389)	14,611	20,000	(3,889)	16,111

Totals	$115,200	$(60,495)	$54,705	$124,200	$(48,881)	$75,319

The amortization expense on these intangible assets for the three and nine months ended September 30, 2002 was $4.2 million and $12.7 million, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

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

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended September 30, 2002 is presented below:

							Consolidated
(In thousands)	ESD	EBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$63,187	$6,357	$6,742	$487	$1,981	—	$78,754
Services	112,994	6,016	712	144	4,389	—	124,255

Direct revenues from external customers	176,181	12,373	7,454	631	6,370	—	203,009
Intersegment revenues	118	13,029	11,282	5,112	1,748	(31,289)	—

Total revenues	176,299	25,402	18,736	5,743	8,118	(31,289)	203,009
Total allocated costs and expenses before amortization of customer lists and purchased technology	151,065	25,114	13,464	7,319	7,198	(31,289)	172,871

Operating income (loss) before amortization of customer lists and purchased technology	25,234	288	5,272	(1,576)	920	—	30,138
Amortization of customer lists	—	—	—	—	500	—	500
Amortization of purchased technology	—	2,920	—	—	811	—	3,731

Operating income (loss) before unallocated costs	25,234	(2,632)	5,272	(1,576)	(391)	—	25,907
Unallocated expense (primarily cost of restructuring)							4,249

Operating income							21,658
Interest income, interest expense and other, net							3,250

Income before income taxes							$24,908

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended September 30, 2001 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$70,777	$7,547	$10,550	$931	$808	—	$90,613
Services	120,781	10,210	660	430	4,117	—	136,198

Direct revenues from external customers	191,558	17,757	11,210	1,361	4,925	—	226,811
Intersegment revenues	68	8,782	11,970	3,041	2,380	(26,241)	—

Total revenues	191,626	26,539	23,180	4,402	7,305	(26,241)	226,811
Total allocated costs and expenses before amortization of goodwill and other purchased intangibles, write-off of in-process research and development and amortization of purchased technology	159,082	36,421	15,716	8,158	12,210	(26,241)	205,346

Operating income (loss) before amortization of goodwill and other purchased intangibles, write-off of in-process research and development and amortization of purchased technology	32,544	(9,882)	7,464	(3,756)	(4,905)	—	21,465
Amortization of goodwill and other purchased intangibles	1,215	9,320	10	338	4,747	—	15,630
Amortization of purchased technology	—	2,981	—	—	750	—	3,731

Operating income (loss) before unallocated costs	31,329	(22,183)	7,454	(4,094)	(10,402)	—	2,104
Unallocated expense (primarily cost of restructuring)							7,027

Operating loss							(4,923)
Interest income, interest expense and other, net							3,318

Loss before income taxes							$(1,605)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2002 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$191,911	$18,703	$22,608	$2,235	$4,594	—	$240,051
Services	344,732	20,801	2,086	581	11,057	—	379,257

Direct revenues from external customers	536,643	39,504	24,694	2,816	15,651	—	619,308
Intersegment revenues	217	42,038	32,677	13,433	4,598	(92,963)	—

Total revenues	536,860	81,542	57,371	16,249	20,249	(92,963)	619,308
Total allocated costs and expenses before amortization of customer lists and purchased technology	460,931	81,543	42,125	22,226	20,452	(92,963)	534,314

Operating income (loss) before amortization of customer lists and purchased technology	75,929	(1)	15,246	(5,977)	(203)	—	84,994
Amortization of other purchased intangibles	—	—	—	—	1,500	—	1,500
Amortization of purchased technology	—	8,760	—	—	2,433	—	11,193

Operating income (loss) before unallocated costs	75,929	(8,761)	15,246	(5,977)	(4,136)	—	72,301
Over allocated expense							555

Operating income							71,746
Interest income, interest expense and other, net							11,689

Income before income taxes and cumulative effect of an accounting change							$83,435

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2001 is presented below:

							Consolidated
(In thousands)	ESD	eBD	iAS	BID	FFI	Elimination	Total

Revenues:
License fees	$228,276	$17,820	$30,328	$3,170	$4,552	—	$284,146
Services	372,695	19,942	2,037	1,227	11,176	—	407,077

Direct revenues from external customers	600,971	37,762	32,365	4,397	15,728	—	691,223
Intersegment revenues	538	20,856	31,212	12,732	4,376	(69,714)	—

Total revenues	601,509	58,618	63,577	17,129	20,104	(69,714)	691,223
Total allocated costs and expenses before amortization of goodwill and other purchased intangibles, write off of in-process research and development and amortization of purchased technology	490,542	88,025	45,656	27,256	41,586	(69,714)	623,351

Operating income (loss) before amortization of goodwill and other purchased intangibles, write off of in-process research and development and amortization of purchased technology	110,967	(29,407)	17,921	(10,127)	(21,482)	—	67,872
Amortization of goodwill and other purchased intangibles	3,781	18,957	31	1,766	14,240	—	38,775
Write off of in-process research and development	—	18,500	—	—	—	—	18,500
Amortization of purchased technology	524	5,598	—	—	2,250	—	8,372

Operating income (loss) before unallocated costs	106,662	(72,462)	17,890	(11,893)	(37,972)	—	2,225
Unallocated expense (primarily cost of restructuring)							23,624

Operating loss							(21,399)
Interest income, interest expense and other, net							12,232
Minority interest							(2)

Loss before income taxes							$(9,169)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Litigation. In January 2001, several class action lawsuits were filed in Federal District Court for the State of Colorado against New Era of Networks, Inc. (“NEN”), a company acquired by Sybase in April 2001, alleging violation of federal securities laws. Certain of NEN’s current and former officers also were named as defendants. All cases were consolidated into a single case with a class period of October 18, 2000 to November 21, 2000. Although NEN believes this class action lawsuit is without merit, NEN agreed to settle the lawsuit for $5.0 million in order to avoid protracted and expensive litigation and the uncertainty of trial. NEN is responsible for $0.9 million of such settlement amount plus its accumulated legal expenses, and NEN’s insurers are responsible for the balance. The Stipulation of Settlement was finally approved by the Court on July 25, 2002. The settlement had no material adverse effect on our consolidated financial condition or results of operations.

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position or results of operations. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. We believe we have adequately accrued for these matters at September 30, 2002.

8. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding common stock in open market transactions from time to time, subject to price and other conditions. Through September 30, 2002, the Company has used $339.1 million under the repurchase program (of the $400 million authorized) to repurchase 21.6 million shares of Sybase stock.

9. Restructuring.

2002 Restructuring Activities

As the Company completed its second quarter of 2002, it became apparent that general economic conditions were not improving appreciably, and that the Company’s revenues were likely to lag below expectations. Based on this realization, the Company embarked on certain restructuring activities aimed at making sufficient reductions in its headcount to generate a $17 million reduction of payroll related expenses during the 2003 calendar year.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the 2002 restructuring activities:

			Accrued liabilities
		Amounts	at
(Dollars in millions)	Total charges	Paid	9/30/02

Termination payments to employees and other related costs	$6.6	$3.8	$2.8

Termination payments to employees and other related costs

The Company incurred a restructuring charge of approximately $6.6 million for severance payments, termination benefits and related expenses provided in connection with the termination of approximately 300 Sybase employees. Information regarding termination benefits was communicated to affected employees during the quarter.

Additional restructuring activities expected during 2002

It is anticipated that the Company will implement a restructuring plan during the fourth quarter of 2002 that will primarily focus on the reduction of operating expenses through the elimination or consolidation of certain facilities.

2001 Plan

In April 2001, in connection with Sybase's acquisition of New Era of Networks, Inc. (NEN) and after announcement that first quarter and 2001 revenues would be below expectations, the Company began to implement a restructuring program designed to eliminate certain personnel, assets and facilities, aligning resources and streamlining costs (2001 Plan). The goal of the 2001 Plan was to align the Company's cost structure with anticipated revenues.

The following table summarizes the activity related to the restructuring accrual at September 30, 2002 (2001 Plan):

	Accrued liabilities			Accrued liabilities
	at	Amounts		at
(Dollars in millions)	12/31/01	Paid	Amounts reversed	9/30/02

Termination payments to employees and other related costs	$5.7	$4.0	$0.6	$1.1
Lease cancellations and commitments	22.7	6.7	0.5	15.5
Other	0.2	—	0.1	0.1

	$28.6	$10.7	$1.2	$16.7

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The remaining restructuring accrual primarily relates to certain lease payments the Company is contractually required to make on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2001 Plan. The payments of accruals related to lease cancellations and commitments which are dependent upon market conditions and the Company's ability to negotiate acceptable lease buy-outs or locate suitable subleases, will be paid over a period not to exceed nine years. Substantially all the remaining termination payments are anticipated to be paid during 2002.

During the nine months ended September 30, 2002, an excess of $1.2 million was reversed by a corresponding credit to restructuring expenses. The credit to the severance accrual primarily related to foreign employees paid less than the amount originally provided after a legal proceeding to determine the severance amount as required under local law. The credit to the lease cancellations and commitments accrual primarily related to facilities in Switzerland from which we were able to terminate our lease obligation for an amount less than that provided. The other restructuring credits primarily related to certain legal expenses associated with various exit activities, and certain amounts no longer payable by the Company.

10. Preferred Stock Right Dividend. On July 31, 2002, pursuant to a Preferred Stock Rights Agreement between the Company and American Stock Transfer and Trust Company, as rights agent, the Company’s Board of Directors declared a dividend of one right (a Right) to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of our Common Stock outstanding on August 15, 2002. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $90, subject to certain adjustments, upon the acquisition, or announcement of the intent to acquire, 15 percent of the Company’s common stock by a person or group of affiliated or associated persons. The Rights plan is intended to maximize the value of the Company in the event of an unsolicited attempt to take over the Company in a manner or on terms not approved by our Board of Directors. For additional information regarding the Rights, see the Company’s Report on
Form 8-K filed on August 5, 2002.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (GAAP). These accounting principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Results of Operations

Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

License fees	$78.7	$90.6	(13%)	$240.0	$284.2	(16%)
Percentage of total revenues	39%	40%		39%	41%
Services	$124.3	$136.2	(9%)	$379.3	$407.0	(7%)
Percentage of total revenues	61%	60%		61%	59%
Total revenues	$203.0	$226.8	(10%)	$619.3	$691.2	(10%)

Total revenues for the three and nine months ended September 30, 2002 decreased 10 percent as compared to the same periods in 2001.

License fees revenues decreased 13 percent and 16 percent for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease in license fees revenues during the quarter and year to date is primarily due to a decrease in ESD revenues (primarily enterprise database products) and iAS revenues (primarily mobile database products), partially offset by an increase in the license fees revenues of eBD (primarily enterprise application products). We believe our decrease in license fees revenues is a result of a continuing weak economy in which customers continue to delay infrastructure investments requiring significant dollars and resources. While the number of orders overall has remained relatively constant, the number of large dollar orders has decreased significantly.

Services revenues (derived from technical support, education, and professional services) decreased 9 percent and 7 percent for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease in services revenues is primarily due to a decrease in professional services revenues and education revenues, offset by an increase in technical support revenues. The decrease in professional services revenues was partially due to the weakened economy and partly due to our 2001 Restructuring Plan (2001 Plan), which reduced professional services headcount to de-emphasize building future capacity, and to focus instead on current profitable engagements.

Services revenues as a percentage of total revenues increased to 61 for the three and nine months ended September 30, 2002, respectively, as compared to 60 percent and 59 percent for the three and nine months ended September 30, 2001.

Geographical Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

North American	$126.7	$132.7	(5%)	$375.5	$404.7	(7%)
Percentage of total revenues	62%	59%		61%	59%
International
European	$48.2	$60.4	(20%)	$153.2	$183.0	(16%)
Percentage of total revenues	24%	26%		25%	26%
Intercontinental	$28.1	$33.7	(16%)	$90.6	$103.5	(12%)
Percentage of total revenues	14%	15%		14%	15%
Total International	$76.3	$94.1	(19%)	$243.8	$286.5	(15%)
Percentage of total revenues	38%	41%		39%	41%
Total revenues	$203.0	$226.8	(10%)	$619.3	$691.2	(10%)

North American revenues (United States, Canada and Mexico) decreased 5 percent and 7 percent for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. For the three months ended September 30, 2002, the decrease in North America revenues was primarily attributable to a 4 percent decline in license fees revenues and a 14 percent decline in education and professional services revenues. For the nine months ended September 30, 2002, the decrease in North America revenues was primarily attributable to a 9 percent decline in license fees revenues and a 27 percent decline in education and professional services revenues. The decrease for the nine months ended September 30, 2002 was partially offset by a 4 percent increase in technical support revenues as compared to the same period in 2001. The decrease in North America revenues was largely the result of the economic factors discussed under “Revenues” above.

International revenues decreased 19 percent and 15 percent for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. European revenues decreased 20 percent and 16 percent for the three and nine months ended September 30, 2002, respectively, as compared to revenues for the same periods in 2001. Intercontinental revenues (principally Asia Pacific and South America) decreased 16 percent and 12 percent for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001.

The decrease in European revenues was primarily related to decreased revenues from our enterprise database products and a decline in education and professional services revenues, partially offset by an increase in technical support revenues. For the three months ended September 30, 2002, the decrease in Intercontinental revenues was primarily related to decreased revenues from our enterprise database and mobile database products and a decline in professional services revenues. The decrease in Intercontinental revenues for the nine months ended September 30, 2002 was primarily attributable to decreased revenues from our enterprise database products. The decrease in international revenues was largely the result of the economic factors discussed under “Revenues” above. International revenues comprised 38 percent and 39 percent of total revenues for the three and nine months ended September 30, 2002, respectively, down from 41 percent for the same periods in 2001.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three and nine months ended September 30, 2002 and 2001.

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

Costs and Expenses
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

Cost of license fees	$12.8	$11.4	12%	$37.5	$31.4	19%
Percentage of license fees revenues	16%	13%		16%	11%
Cost of services	$46.5	$60.2	(23%)	$147.0	$185.5	(21%)
Percentage of services revenues	37%	44%		39%	46%
Sales and marketing	$65.9	$82.9	(21%)	$203.7	$251.6	(19%)
Percentage of total revenues	32%	37%		33%	36%
Product development and Engineering	$28.0	$30.8	(9%)	$87.5	$93.9	(7%)
Percentage of total revenues	14%	14%		14%	14%
General and administrative	$20.8	$20.1	4%	$63.5	$56.7	12%
Percentage of total revenues	10%	9%		10%	8%
Amortization of goodwill	—	$15.1	*	—	$37.3	*
Percentage of total revenues	—	7%		—	5%
Amortization of other purchased intangibles	$.5	$.5	*	$1.5	$1.5	*
Percentage of total revenues	*	*		*	*
In-process research and development	—	—	*	—	$18.5	*
Percentage of total revenues	—	—		—	3%
Stock compensation expense	$.5	$.5	*	$1.5	$.8	78%
Percentage of total revenues	*	*		*	*
Cost of restructure	$6.3	$10.3	(39%)	$5.4	$35.5	(85%)
Percentage of total revenues	3%	5%		*	5%

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $12.8 million and $37.5 million for the three and nine months ended September 30, 2002, respectively, up from $11.4 million and $31.4 million for the same periods in 2001. Such costs were 16 percent of license fees revenue for the three and nine months ended September 30, 2002, as compared to 13 percent and 11 percent for the same periods in 2001. The increase in the cost of license fees for the three months period ended September 30, 2002 was primarily due to an increase in amortization of capitalized software development costs. The increase in the cost of license fees for the nine months period ended September 30, 2002 was primarily due to an increase in amortization of capitalized software development costs and the amortization of purchased technology acquired in the NEN transaction, partially offset by a decrease in third-party royalties. Amortization of capitalized software costs included in cost of license fees was $6.2 million and $17.8 million for the three and nine months ended September 30, 2002, respectively, as compared to $4.9 million and $12.9 million for the same periods in 2001. The increase in amortization of capitalized software costs for the three and nine months ended September 30, 2002 was primarily due to certain eBD and ESD products that began amortization in 2002. Amortization of purchased technology acquired was $3.7 million and $11.2 million for the three and nine months ended September 30, 2002, respectively, as compared to $3.7 million and $8.4 million for the same periods in 2001.

Cost of Services. Cost of services consists primarily of the cost to provide technical support, consulting and education services and, to a lesser degree, services-related product costs (media and documentation). These costs were $46.5 million and $147.0 million for the three and nine months ended September 30, 2002, respectively, as compared to $60.2 million and $185.5 million for the same periods in 2001. These costs were 37 percent and 39 percent of services revenues for the three and nine months ended September 30, 2002, respectively, as compared to 44 percent and 46 percent for the same periods in 2001. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three and nine months ended September 30, 2002 is primarily due to a reduction in consulting personnel as a result of the 2001 Plan and a decrease in costs associated with third-party consultants.

Sales and Marketing. Sales and marketing expenses decreased 21 percent to $65.9 million for the three months ended September 30, 2002 as compared to $82.9 million for the three months ended September 30, 2001. Sales and marketing expenses decreased 19 percent to $203.7 million for the nine months ended September 30, 2002 as compared to $251.6 million for the nine months ended September 30, 2001. These costs were 32 percent and 33 percent of total revenues for the three and nine months ended September 30, 2002, respectively, as compared to 37 percent and 36 percent for the same periods in 2001. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2002 was primarily due to a decrease in sales and marketing personnel as a result of the 2001 Plan, a reduction in commissionable income, and a reduction in discretionary spending on marketing programs. This decrease was partially offset by an increase in certain allocated common costs. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 9 percent to $28.0 million for the three months ended September 30, 2002 as compared to $30.8 million for the three months ended September 30, 2001. Overall product development and engineering expenses decreased 7 percent to $87.5 million for the nine months ended September 30, 2002 as compared to $93.9 million for the nine months ended September 30, 2001. These costs as a percentage of total revenues remained consistent at 14 percent for the three and nine months ended September 30, 2002 and 2001. The decrease in product development and engineering in absolute dollars for the three and nine months ended September 30, 2002 is primarily due to a reduction in product development and engineering personnel through the further integration of NEN and in accordance with the 2001 Plan. This decrease was partially offset by an increase in allocated common costs.

We capitalized approximately $9.1 million and $24.9 million of software development costs for the three and nine months ended September 30, 2002, respectively, as compared to $12.8 million and $25.7 million for the same periods in 2001. For the nine months ended September 30, 2002, capitalized software costs included costs incurred for the development of the Adaptive Server® Enterprise 15.0, Business Process Integrator 3.9, Connectivity 15.0, CeBS 1.0 and 1.5, Enterprise Application Server 4.1, PowerBuilder® 9.0, and PowerDesigner® 9.5.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $20.8 million and $63.5 million for the three and nine months ended September 30, 2002, respectively, as compared to $20.1 million and $56.7 million for the same periods in 2001. These costs represented 10 percent of total revenues for the three and nine months ended September 30, 2002 as compared to 9 percent and 8 percent for the same periods in 2001. The increase in absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2002 was primarily due to the increase in finance personnel resulting from the establishment of various regional shared services centers that centralized finance functions within the regions, an increase in executive personnel, and an increase in allocated common costs.

Amortization of Goodwill. We adopted SFAS 142 effective January 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. With the adoption of SFAS 142, we have ceased amortization of goodwill as of January 1, 2002. See Note 5 to Condensed Consolidated Financial Statements, incorporated here by reference.

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

Cost of Restructure.

2002 Restructuring Activities

Going into 2002 our management was expecting and projecting that the Company’s revenues would increase during the second half of the calendar year as the U.S. economy shook off recessionary conditions and customers began to invest in long delayed enterprise software projects. However, we completed our second quarter, it became apparent that general economic conditions were not improving as anticipated, and that the Company’s revenues were therefore likely to lag below our earlier expectations. Based on this realization, we embarked on certain restructuring activities aimed at making sufficient reductions in our headcount to generate a $17 million reduction of payroll related expenses for the 2003 calendar year.

The following table summarizes our 2002 restructuring activities:

			Accrued liabilities
	Total	Amounts	at
(Dollars in millions)	charges	Paid	9/30/02

Termination payments to employees and other related costs	$6.6	$3.8	$2.8

Termination payments to employees and other related costs

We incurred a restructuring charge of approximately $6.6 million for severance payments, termination benefits and related expenses provided in connection with the termination of approximately 300 Sybase employees. The termination benefits were communicated to affected employees during the quarter.

Additional restructuring activities expected during 2002

It is anticipated that the Company will implement a restructuring plan during the fourth quarter of 2002 that will primarily focus on the reduction of operating expenses through the elimination or consolidation of certain facilities.

2001 Plan

In April 2001, in connection with our acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, we began to implement the 2001 Plan to eliminate certain personnel, assets and facilities, aligning resources and streamlining our costs. The goal of the 2001 Plan was to align our cost structure with anticipated revenues.

The following table summarizes the activity related to the restructuring accrual at September 30, 2002 (2001 Plan):

	Accrued liabilities			Accrued liabilities
	at	Amounts		at
(Dollars in millions)	12/31/01	Paid	Amounts reversed	9/30/02

Termination payments to employees and other related costs	$5.7	$4.0	$0.6	$1.1
Lease cancellations and commitments	22.7	6.7	0.5	15.5
Other	0.2	—	0.1	0.1

	$28.6	$10.7	$1.2	$16.7

The remaining restructuring accrual primarily relates to certain lease payments we are contractually required to make on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2001 Plan. The payments of accruals related to lease cancellations and commitments which are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subleases, will be paid over a period not to exceed nine years. Substantially all the remaining termination payments are anticipated to be paid during 2002.

During the nine months ended September 30, 2002, an excess of $1.2 million was reversed by a corresponding credit to restructuring expenses. The credit to the severance accrual primarily related to foreign employees who were paid less than the amount originally provided for after a legal confirmation that lesser amounts were due. The credit to the lease cancellations and commitments accrual primarily related to facilities in Switzerland from which we were able to terminate our lease obligation for an amount less than that expected. The other restructuring credits primarily related to certain legal expenses associated with various exit activities, and certain amounts no longer payable by the Company.

Operating Income (Loss)
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

Operating income (loss)	$21.7	$(4.9)	*	$71.7	$(21.4)	*
Percentage of total revenues	11%	(2%)		12%	(3%)
Operating income exclusive of cost of restructure	$28.0	$5.4	*	$77.2	$14.1	*
Percentage of total revenues	14%	2%		12%	2%

*	Not meaningful

Operating income was $21.7 million and $71.7 million for the three and nine months ended September 30, 2002, respectively, compared to an operating loss of $(4.9) million and $(21.4) million for the same periods in 2001. The increase in operating income for both comparable periods is primarily due to the decrease in operating expenses resulting from the effects of the 2001 Plan, the non-recurring costs of the 2001 Plan included in the 2001 results, and the adoption of SFAS 142. See Note 4 to Condensed Consolidated Financial Statements, incorporated here by reference. This increase was partially offset by the decline in total revenues of 10 percent for the three and nine months ended September 30, 2002.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

Interest income	$3.0	$4.1	(28%)	$8.8	$13.3	(34%)
Percentage of total revenues	1%	2%		1%	2%
Interest expense and other, net	$0.3	$(0.8)	*	$2.9	$(1.1)	*
Percentage of total revenues	*	*		*	*

*	Not meaningful

Interest income decreased 28 percent and 34 percent to $3.0 million and $8.8 million for the three and nine months ended September 30, 2002, respectively, compared to $4.1 million and $13.3 million for the same periods in 2001. Interest income consists primarily of interest earned on investments. The decrease in interest income for both comparable periods is primarily due to the decrease in the interest rate yields of the cash balances invested.

Interest expense and other, net was $0.3 million and $2.9 million for the three and nine months ended September 30, 2002, respectively, compared to $(0.8) million and $(1.1) million for the same periods in 2001. Interest expense and other, net includes gains from the disposition of certain subsidiaries and investments; bank fees; expenses, net gains and losses resulting from foreign currency transactions and the related hedging activities; and, the cost of hedging foreign currency exposures. The nine months results for the period ended September 30, 2002, included a gain of approximately $2.4 million relating to our sale of certain Swiss subsidiaries originally acquired in the NEN acquisition that were primarily engaged in the provision of SAP consulting services.

Provision for Income Taxes
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

Provision for income taxes	$13.6	$5.5	147%	$35.9	$22.5	59%

We recorded income tax provisions of $13.6 million and $35.9 million for the three and nine months ended September 30, 2002, respectively, as compared to $5.5 million and $22.5 million for the same periods in 2001. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. The income tax provision was recorded on income before the cumulative effect of the SFAS 142 accounting change, at an effective rate of 54.4 percent for the three months ended September 30, 2002, and 43.0 percent for the nine months ended September 30, 2002.

We had net deferred tax assets of $49.1 million at September 30, 2002. The deferred tax assets were net of a valuation allowance of $54.4 million. Realization of our net deferred tax assets depends upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

Cumulative Effect of an Accounting Change to Adopt SFAS 142
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

Cumulative effect of an accounting change to adopt SFAS 142	—	—	*	$132.5	—	*

*	Not meaningful

In accordance with SFAS 142, we have performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third-party appraiser. In performing the first step of the analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be our five business segments. The estimated fair value of each business segment was then determined utilizing the income approach. After the carrying value of each business segment was compared to its fair value, it was determined that goodwill recorded by the FFI and eBD business segments was impaired. After the second step of comparing the implied fair value of the impaired goodwill to its carrying value, we recognized an impairment loss of $132.5 million in the first quarter of 2002. Of this impairment loss, $39.0 million related to the FFI business segment and $93.5 million related to the eBD business segment. This loss was recognized as a cumulative effect of an accounting change. The impairment loss had no income tax effect.

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

During the quarter ended September 30, 2002, there were no events or circumstances, as defined by paragraph 17 of SFAS 142, that triggered the required impairment testing of our reporting units’ goodwill. The annual impairment testing specified by SFAS 142 will be completed during the fourth quarter of 2002.

In future years, a reduction of our estimate of fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

Net Income (Loss) Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/02	9/30/01	Change	9/30/02	9/30/01	Change

Net income (loss)	$11.3	$(7.1)	*	$(84.9)	$(31.7)	168%
Percentage of total revenues	6%	(3%)		(14%)	(5%)
Basic net income (loss) per share	$0.12	$(0.07)	*	$(0.87)	$(0.34)	156%
Diluted net income (loss) per share	$0.12	$(0.07)	*	$(0.84)	$(0.34)	147%
Shares used in computing basic net income (loss) per share	96.3	99.4	(3%)	97.7	93.4	5%
Shares used in computing diluted net income (loss) per share	98.4	99.4	(1%)	100.5	93.4	8%

*	Not meaningful

We reported net income (loss) of $11.3 million and $(84.9) million for the three and nine months ended September 30, 2002, respectively, as compared to a net loss of $(7.1) million and $(31.7) million for the same periods in 2001. The increase in net income for the three months ended September 30, 2002 is primarily related to the decrease in operating expenses as a result of the effects of the 2001 Plan, the non-recurring costs associated with the 2001 Plan which occurred in 2001, and the adoption of SFAS 142, partially offset by the decline in total revenues of 10 percent. The decrease in net income for the nine months ended September 30, 2002 is primarily related to the $132.5 million goodwill impairment loss recognized as a cumulative effect of an accounting change in the first quarter of 2002 as well as the factors discussed above. Basic net income (loss) per share was $0.12 and $(0.87) for the three and nine months ended September 30, 2002, respectively, as compared to basic net loss per share of $(0.07) and $(0.34) for the same periods in 2001. Diluted net income (loss) per share was $0.12 and $(0.84) for the three and nine months ended September 30, 2002, respectively, as compared to diluted net loss per share of $(0.07) and $(0.34) for the same periods in 2001.

Shares used in computing basic net income (loss) per share decreased 3 percent for the three months ended September 30, 2002 as compared to the same period in 2001 due primarily to shares repurchased under our share purchase plan. Shares used in computing basic net loss per share increased 5 percent for the nine months ended September 30, 2002 as compared to the same period in 2001 due primarily to the shares issued in 2001 in connection with the acquisition of NEN, and the exercise of employee stock options, partially offset by shares repurchased under our share repurchase plan. Shares used in computing diluted net income (loss) per share decreased 1 percent and increased 8 percent for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001 due primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Nine	Nine
	Months	Months
	Ended	Ended	Percent
	9/30/02	9/30/01	Change

Working capital	$71.9	$142.4	(50%)
Cash, cash equivalents and cash investments	$363.0	$321.0	13%
Net cash provided by operating activities	$124.2	$44.7	178%
Net cash provided by (used for) investing activities	$(49.2)	$33.6	(247%)
Net cash used for financing activities	$57.7	$75.1	(23%)

Net cash provided by operating activities increased 178 percent for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase in net cash provided by operating activities is primarily due to a $79 million increase in net income before consideration of the non-cash charge recognized in 2002 for the cumulative effect of an accounting change to adopt SFAS 142.

Net cash used for investing activities was $49.2 million for the nine months ended September 30, 2002 compared to net cash provided of $33.6 million for the nine months ended September 30, 2001. The shift from net cash provided for investing activities to net cash used for investing activities was primarily due to a $52.4 million decrease in proceeds generated from net disposition of cash investments during the nine months ended September 30, 2002, compared to the same period in 2001, and a $12.8 million increase in purchases of property, equipment, and improvements. In addition, there was net cash gained from business combinations, primarily from the NEN acquisition, of approximately $27.2 million during the nine months ended September 30, 2001, compared to $2.0 million net cash used in the OnePage acquisition during the nine months ended September 30, 2002.

Net cash used for financing activities decreased 23 percent for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. The decrease in cash used for financing activities was primarily the result of a decrease in the cash used to repurchase our common stock during the nine months ended September 30, 2002, compared to the cash used for a similar purpose during the same period in 2001.

During the nine months ended September 30, 2002, we repurchased 5.8 million shares of our common stock for $79.0 million pursuant to the Board of Directors’ authorization. For additional information regarding our repurchase program, see Note 8 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for capital expenditures at September 30, 2002. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2002, we had identifiable assets totaling $203.0 million associated with our European operations and $78.8 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive loss” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

Future Operating Results

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report including those regarding forward-looking statements described on Page 3.

Stock Price Volatility

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general is highly volatile, and the trading price of the Company’s Common Stock has fluctuated widely in recent years. During the past two years, U.S. stock prices in general have experienced a significant downturn, due, in part, to the collapse of “dot.com” stocks, and to weakening domestic and global economic conditions overall. Our stock price may continue to fluctuate in the future in response to various factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, acquisitions of other businesses and technologies, and other events, including acts of war or terrorism. In addition, the stock market has from time to time has experienced extreme price and volume fluctuations that have categorically affected the market price for high technology companies, but which often have been unrelated to the operating performance of these companies.

Revenue Related Factors

Complex revenue recognition rules for software companies directly affect our ability to measure revenue for any given accounting period. Such rules are subject to constant review and revision by various bodies tasked with the establishment of accounting standards. Changes to, or new interpretations of, the existing accounting guidance governing revenue recognition in the software industry could have a material effect on our business. For a general discussion of our current revenue recognition rules and other critical accounting policies, see “Critical Accounting Policies and Estimates” above, incorporated here by reference, and “Critical Accounting Policies” below.

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

Critical Accounting Policies

Over the past several years, various guidance has been issued addressing revenue recognition in the software industry, including SOP 97-2, “Software Revenue Recognition,’’ as amended by SOP 98-4 and SOP 98-9, and SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. Based on our reading and interpretation of this accounting guidance, we believe that our current sales contract terms and business arrangements have been properly reported.

The accounting profession, however, continues to discuss various provisions of these guidelines with the objective of providing additional guidance to their clients on their application. These discussions and the issuance of new interpretations, once finalized, could have a material adverse effect on our business, financial condition and results of operations. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

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

We have released the Sybase Enterprise Portal, an industry leading enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN in April 2001, we gained the ability to offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. With our acquisition of OnePage, Inc. in April 2002, we gained technology designed to further enhance our Sybase Enterprise Portal offering. As a general matter, deployment of enterprise portals has increased dramatically in recent years, and we believe that increasing demand for enterprise portal solutions will enhance our revenues and profitability. However, if the market does not continue to develop as anticipated, or if our Enterprise Portal solutions and services do not successfully compete in the marketplace, increased revenues and profitability may not be realized.

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

Divisional Sales Model

In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc., a majority-owned subsidiary) increased our focus on the financial services market. In May 2000, we announced the launch of

iAnywhere Solutions, Inc., a majority-owned subsidiary formed to continue the business of the MEC division in mobile and wireless e-Business products and services. eBD was created in the second quarter of 2001 when we acquired NEN, and consists of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division. Further changes in our divisional sales model could have a direct affect on our results of operations. If we have misjudged demand for our products and services in our target markets, or if our divisions and subsidiaries generally are unable to coordinate their respective sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

International Operations

We derive a substantial portion of our revenues from our international operations. In the first nine months of 2002, these revenues represented 39% of our total revenues. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see “Financial Risk Management — Foreign Exchange Risk” above, incorporated here by reference.

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

Intellectual Property

Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. In addition, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims.

In the past, third parties have claimed that their patents or other proprietary rights were violated by Sybase products. It is possible that such claims will be asserted in the future. In addition, to the extent we acquire other technologies, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. For example, a trademark infringement and dilution case filed in 1999 against NEN, a wholly-owned subsidiary, resulted in a multi-million dollar judgment against NEN and an injunction against NEN’s use of the trade name “NEON.” The action was settled in September 2001 for a lesser amount as well as certain other concessions. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company’s business and reputation. We do not believe our products infringe any third-party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

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

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2002 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at September 30, 2002 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2001.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2002, we carried out an evaluation under the supervision, and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the above evaluation.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

	2.1	Agreement and Plan of Reorganization dated as of November 29, 1999, among Sybase, On-Line Financial Services, Inc., and Home Financial Network, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3 filed on January 31, 2000)

	2.2	Agreement and Plan of Merger dated as of February 20, 2001, among Sybase, New Era of Networks, Inc., and Neel Acquisition Corp. (incorporated herein by reference to Exhibit 2(a) to the Registrant’s Registration Statement on Form S-4 filed March 15, 2001)

	3.1 (1)	Restated Certificate of Incorporation of Registrant, as amended

	3.2 (2)	Bylaws of Registrant, as amended

	4.1 (3)	Preferred Stock Rights Agreement dated as of July 31, 2002 between Registrant and American Stock Transfer and Trust Company

	99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	99.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement S-4 filed March 8, 1994 (file no. 33-75462), as amended by the Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Sybase, Inc., attached as Exhibit 3.3 to Form 8-A filed on August 5, 2002.

(2)	Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(3)	Incorporated by reference to Exhibit 4.1 to the Report on Form 8-K filed on August 5, 2002.

     (b)  Reports on Form 8-K: On August 5, 2002, we filed a Report on Form 8-K, reporting that on July 31, 2002, pursuant to a Preferred Stock Rights Agreement between the Company and American Stock Transfer and Trust Company, as rights agent (“Rights Agreement”), our Board of Directors declared a dividend of one right to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of our Common Stock outstanding on August 15, 2002. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $90, subject to certain adjustments, upon the acquisition, or announcement of the intent to acquire, 15 percent of the Company’s common stock by a person or group of affiliated or associated persons. Copies of the Rights Agreement and the press release announcing declaration of the rights dividend are attached as exhibits to the Report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002	SYBASE, INC.

	By	/s/ PIETER A. VAN DER VORST Pieter A. Van der Vorst Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ MARTIN J. HEALY Martin J. Healy Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John S. Chen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Sybase, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of Sybase, Inc.

By:	/s/ JOHN S. CHEN

Name: John S. Chen Title: Chief Executive Officer and President

I, Pieter A. Van der Vorst, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Sybase, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of Sybase, Inc.

By:	/s/ PIETER A. VAN DER VORST

Name: Pieter A. Van der Vorst Title: Senior Vice President and Chief Financial Officer

CERTIFICATION

I, John S. Chen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sybase, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02

/s/ JOHN S. CHEN

John S. Chen Chief Executive Officer and President

CERTIFICATION

I, Pieter A Van der Vorst, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sybase, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02

/s/ PIETER A. VAN DER VORST

Pieter A. Van der Vorst Senior Vice President and Chief Financial Officer

EXHIBIT INDEX TO SYBASE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of November 29, 1999, among Sybase, On-Line Financial Services, Inc., and Home Financial Network, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3 filed on January 31, 2000)

2.2	Agreement and Plan of Merger dated as of February 20, 2001, among Sybase, New Era of Networks, Inc., and Neel Acquisition Corp. (incorporated herein by reference to Exhibit 2(a) to the Registrant’s Registration Statement on Form S-4 filed on March 15, 2001)

3.1(1)	Restated Certificate of Incorporation of Registrant, as amended

3.2(2)	Bylaws of Registrant, as amended

4.1(3)	Preferred Stock Rights Agreement dated as of July 31, 2002 between Registrant and American Stock Transfer and Trust Company

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement S-4 filed March 8, 1994 (file no. 33-75462), as amended by the Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Sybase, Inc., attached as Exhibit 3.3 to Form 8-A filed on August 5, 2002.

(2)	Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(3)	Incorporated by reference to Exhibit 4.1 to the Report on Form 8-K filed on August 5, 2002.