Form 10-K
period 2002-12-31
SYBASE INC
filed 2003-03-31
CIK 768262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (925) 236-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1.03 billion. As of March 24, 2003, the Registrant had 95,150,464 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Parts	Document Incorporated by Reference

III	Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2003 (to be filed within 120 days of Registrant’s fiscal year ended December 31, 2002)

FORWARD LOOKING STATEMENTS

This annual report contains forward looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward looking statements. These risks include continued weakness in the U.S. and global economies; global political unrest, including acts of terrorism and the war in the Middle East; sales productivity, particularly in North America; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products, risks inherent in completing the acquisition of other companies, the ability to integrate acquired companies into our business, and other risks detailed from time to time in our Securities and Exchange Commission filings.

Expectations, forecasts, and projections that may be contained in this report are by nature forward looking statements, and future results cannot be guaranteed. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions in this document, as they relate to our business and management, may identify forward looking statements. Such statements reflect the current views of our management with respect to future events and are subject to risks, uncertainties and assumptions. Forward looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. We do not intend to update these forward looking statements.

PART I

ITEM 1. BUSINESS

Sybase is the enterprise infrastructure company that integrates heterogeneous applications and infrastructure technologies. We are one of the largest independent software companies in the world with an industry-leading Enterprise Portal, mobile and embedded solutions, essential integration products, high performance database management systems, and solutions in such vertical markets as financial services, telecommunications, healthcare and the public sector. Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991.

During 2002, our business was organized into the following five principal operating divisions, two of which are majority owned subsidiaries. Below is a brief description of the business of each of these divisions:

     •      Enterprise Solutions Division (ESD) products and solutions let enterprises integrate, move and manage very large amounts of data and applications across diverse computing environments. ESD also provides technical support and professional services required by businesses to develop and maintain operational systems, including e-Business infrastructures.

     •      e-Business Division (eBD) integrates our core technology with emerging solutions to offer advanced e-Business technology. Its products include Sybase’s flagship Enterprise Portal product, tools for personalization, globalization, integration, and high security, plus Sybase’s historical infrastructure expertise. eBD focuses on certain products from our former Internet Applications Division (IAD) and certain products formerly within ESD and New Era of Networks, Inc. (NEN) which we acquired in April 2001.

     •      iAnywhere Solutions, Inc. (iAS) mobile and embedded products and solutions empower businesses with always-available access to enterprise information. More than 10,000 customers worldwide, including 78 of the Fortune 100, rely on iAnywhere Solutions industry leading mobile, embedded and workgroup databases, mobile middleware and m-Business solutions. iAS is a majority owned subsidiary that continues the business of our former mobile and embedded computing (MEC) division.

     •      Business Intelligence Division (BID) products and solutions let businesses consolidate and analyze large amounts of information from data warehouses and data marts to facilitate better decision making and gain a competitive edge in sales and marketing, customer satisfaction, trend and risk analysis, and other mission-critical areas. BID products are portal-ready and make portals scalable for business intelligence.

     •      Financial Fusion, Inc. (FFI) provides banking, payment, and trade messaging solutions to more than 200 of the world’s leading financial institutions. FFI solutions enable banks to provide account access and payment initiation on behalf of their consumer, small business and corporate clients. For financial market customers, FFI messaging and integration solutions enable straight-through processing (STP) of trading transactions. FFI is a majority owned subsidiary created to extend the business of Home Financial Network, Inc. (HFN), which was acquired in January 2000, and to develop certain products formerly within NEN.

A summary of financial results for these divisions and subsidiaries is found in Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

CUSTOMERS

Our customers are primarily Fortune 1000 companies in North America and their equivalents in other geographic regions. Our primary markets include financial services, insurance, telecommunications, healthcare, defense and government agencies. No single customer accounted for more than 10% of total revenues during 2002, 2001 or 2000. Our customers during 2002 included:

     •      A leading telecom provider in China using Adaptive Server® Enterprise for all billing and provisioning applications throughout all its regions.

     •      A leading securities firm in the United States using Replication Server® as the foundation for its data integration and movement infrastructure.

     •      A leading provider of television ratings measurement using Adaptive Server® IQ Multiplex as the cornerstone of its decision support system for its audience data warehouse.

     •     The FBI using SQL Anywhere® Studio and PowerBuilder® to update its mainframe and paper-based Violent Criminal Apprehension database application to make it affordable and portable enough to be distributed to and managed by law enforcement agencies across the country.

     •      A super-regional Midwest U.S. Bank using Financial Fusion® Consumer Banking Solution to create an online branch that is integrated with customer service and voice recognition channels allowing consumers to view their bank accounts, pay bills and perform daily banking activities with greater efficiency.

Our products are available on hardware platforms manufactured by Hewlett-Packard, IBM, Sun Microsystems and others. We also make products that connect these platforms to other hardware platforms with large installed bases. Our products are also available for a wide range of operating systems including various UNIX environments, Windows, Windows NT, and Linux. A description of our principal products follows:

eBusiness (eBD)

Sybase® Enterprise Portal (EP) is an extensible portal environment that meets next-generation e-Business requirements, with powerful capabilities for extending the enterprise to trading partners and expanding its reach to mobile workers. During 2002, Enterprise Portal 5.0 became generally available, incorporating innovative portlet technology we obtained through our acquisition of OnePage, Inc. earlier in the year

Sybase® EAServer is a highly scalable, robust application server for e-portal and Internet business solutions. It provides best-of-class transaction and security management and high availability, enabling customers to support highly trafficked Web sites.

e-Biz Integrator™ is a suite of high-powered, e-Business integration software designed to connect core operational systems and Web-interfacing applications for seamless, effective integration.

New Era of Networks® Process Server is an XML-based business process design tool and execution server. It helps companies integrate new and existing IT systems into a cohesive business process flow that speeds response times, improves efficiency and reduces operational costs.

PowerDesigner® is the industry’s first design tool with an enterprise-class repository that simplifies UML object modeling and data modeling, including Java and XML.

Enterprise Solutions (ESD)

Adaptive Server® Enterprise (ASE) is a high-performance, mission critical, and web-services enabled information management system designed to support the most demanding requirements of businesses today. It enables organizations to lower their total cost of ownership though technologies that minimize both human intervention and hardware requirements. ASE offers a unique blend of advanced developer features and an efficient, robust computing environment for all forms of mission-critical transaction processing on numerous platforms including Sun, IBM, HP, SGI, Windows, and Linux. Among its many enterprise-class features is advanced support for XML, clusters for highly-available computing, extensive dynamic tuning, and advanced security systems such as row-based access control and SSL-based communications.

Replication Server® and Replication Agent™ allow remote sites to share data from a primary data site, and to automatically receive updated data from the primary site. Replication Server uses “store-and-forward asynchronous replication” that monitors and copies changes made at the primary data site, then automatically forwards those changes to all replicated sites. Sybase replication technology offers an innovative practical architecture for building cost-effective, high-performance, robust distributed systems, and supplies a flexible approach to information delivery that can rapidly adapt to changing business needs.

PowerBuilder® is a high productivity application development tool targeted for the client/server and Web application markets.

EnterpriseConnect ™, DirectConnect ™ and Open Server™ are among Sybase’s core data access and integration products. These products allow users to use a single language to access varied types of data and applications (e.g., real-time data feeds, stored data) from multiple sources as if they were contained in a single database.

iAnywhere Solutions (iAS)

SQL Anywhere® Studio is the industry-leading mobile and embedded database for use on workgroup servers, laptops and handheld devices, and supports applications used by single or multiple users. The UltraLite deployment option minimizes memory and system requirements for applications found in devices such as smart phones and intelligent appliances. SQL Anywhere Studio technology allows scalable bi-directional synchronization of business information between enterprise systems and remote devices. This means that remote or mobile users can send and receive critical data ensuring that up-to-date information is always available at their fingertips and at the head office.

Manage Anywhere Studio™ provides secure, centralized management of applications and hardware for PCs, laptops and mobile devices. Architected to handle remote and mobile environments, Manage Anywhere Studio controls the cost of deploying applications to large numbers of users in multiple locations. Self-healing and configuration enforcement features reduce downtime and ensure the security of hardware and applications, while remote control capabilities increase the effectiveness of help desk support. Manage Anywhere Studio also provides comprehensive hardware and software inventories to simplify asset management.

m-Business Studio is a comprehensive integrated software package for extending the reach of e-Business applications, enterprise data, and Internet connections to mobile and wireless devices, including smart phones, PDAs and laptops.

Mail Anywhere Studio™ is an out-of-the-box solution that provides simple, remote access to enterprise e-mail, calendar, and contact and task information from Lotus Notes and Microsoft Exchange, allowing users to receive and immediately respond to e-mail anywhere, anytime.

Business Intelligence (BID)

Adaptive Server® IQ presents a new generation of capabilities for business intelligence and Web enabled data warehousing, allowing data access, query performance and data loading 10 to 100 times faster than traditional relational databases. Multiplexing capabilities allow this product to maintain high performance levels even with dramatic increases in the number of users and the volume of data. Adaptive Server IQ Multiplex can compress even terabytes of data without the need for continuous, laborious tuning and maintenance.

Industry Warehouse Studios ™ (IWS) are prepackaged solutions that can be customized for a variety of industries such as retail banking, capital markets, insurance, healthcare and telecommunications to create a strategic, end-to-end business intelligence infrastructure that encompasses data acquisition, data modeling, metadata management, data analysis, data storage and analytic applications. IWS provides the basic framework to enable an organization to analyze customer behavior and trends and their impact on the business.

Financial Fusion, Inc. (FFI)

Financial Fusion Banking Solutions enable financial institutions to offer multiple-delivery channel support to their consumer, small business, and large corporate clients. Features include account access, banking, cash management services, imaging, bill payment and presentment, customer care, and wireless application support. Solutions are supported on an integrated platform driven by Financial Fusion Server, using advanced Java technology and industry protocols.

Financial Fusion Financial Markets Solutions are designed to meet the STP connectivity and integration requirements of the trading industry. FFI solutions provide processing for transaction-intensive trading organizations such as securities and investment firms, ECNs and network providers. Out-of-the-box protocol support includes FIX, FIXML, FpML, EMX, SWIFT, VMUs, and proprietary protocols.

WORLDWIDE SERVICES

Technical Support. Our Customer Service and Support organization offers technical support for our entire family of products. We currently maintain regional support centers in North America, Europe, and Asia Pacific that can provide 24 x 7 technical services (i.e., 24 hours a day, seven days a week) in all time zones around the world. Our end users and partners have access to technical information sources and newsgroups on our support Web site, including a problem-solving library, a “solved cases” database, and certain software fixes that can be downloaded. Customers generally can choose technical support programs that best suit their business needs. All of the following support programs are priced on a per-product basis and include updates and new version releases that become available during the support period:

     •      Basic Support is generally geared toward smaller local enterprises, and includes 24 x 7 support coverage for up to two customer support contacts.

     •      Extended Support is the minimum support level recommended for Sybase database products, and includes 24 x 7 coverage for up to four customer support contacts.

     •      Enterprise Support offers personalized high-availability support for companies with mission-critical projects. Services include designated enterprise support team, account management and other specialized options.

In addition to the above support offerings, we also offer several options geared toward developers for designated workplace level and tools products. These programs are priced on a flat-fee annual price basis with updates and new version releases available for purchase separately.

Each of our divisions and subsidiaries also offer a variety of support services to their partners, including value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and independent software developers (ISVs).

Consulting. The Sybase Professional Services (SPS) organization offers customers comprehensive consulting, education and integration services designed to optimize their business solutions using both Sybase and non-Sybase products. Service offerings include assistance with data and system migration, custom application design and development, implementation, performance improvement, knowledge transfer and system administration. SPS also provides extensive SQL and Sybase product education.

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

SALES AND DISTRIBUTION

Licensing Model. Consistent with software industry practice, we do not sell or transfer title to our software products to our customers. Instead, customers generally purchase non-exclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single user desktop products to several million dollars for solutions that can support hundreds or thousands of users. We also license many of our products for use in connection with customer applications on the Internet. Our products and services are offered in a wide variety of configurations depending on each customer’s needs and hardware environment.

Distribution Method. All Sybase products and services generally are sold through our direct sales organization and our indirect sales channels. “Indirect channels” include VARs, SIs, OEMs, international distributors and other resellers.

International Business. In 2002, 40% of the Company’s total revenues were from operations outside North America, with European operations accounting for 26% of total revenues, and intercontinental operations (principally Asia Pacific (including Japan) and South America) accounting for 14% of total revenues. Most of our international sales are made by foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our products through distributors and other resellers in those regions. A summary of our geographical revenues is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Geographical Revenues”, Part II, Item 7, and Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. For a discussion of the risks associated with our foreign operations, see “MD&A – Future Operating Results – International Operations,” Part II, Item 7, incorporated here by reference.

INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of March 24, 2003, we had 67 issued patents that expire in approximately 17 years from the date they are issued. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value, but no single patent is essential to Sybase as a whole. Additionally, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “MD&A – Future Operating Results – Intellectual Property,” Part II, Item 7, incorporated here by reference.

RESEARCH AND DEVELOPMENT

Since inception, we have made substantial investments in research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2002, we invested $117.8 million, or 14% of our total revenue in research and development. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “MD&A – Future Operating Results – Product Development,” Part II, Item 7, incorporated here by reference. As is common in the software industry, our backlog is typically small and is not material to an understanding of our business.

COMPETITION

The market for our products and services is fast-paced, extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the Internet marketplace. For a discussion of the risks associated with competition, see “MD&A – Future Operating Results – Competition,” Part II, Item 7, incorporated here by reference.

EMPLOYEES

As of March 24, 2003, Sybase and its subsidiaries had 3,917 employees. For information regarding our executive officers, see “Directors and Executive Officers of the Registrant,” Part III, Item 10 below.

ITEM 2. PROPERTIES

On January 28, 2000, we entered into a 15-year non-cancelable lease of our new corporate headquarters facility in Dublin, California. The property consists of approximately 406,000 square feet of administrative and product development facilities. We moved to Dublin from our offices in Emeryville, California beginning in January 2002. We have the option to renew our Dublin lease for up to two five-year periods, generally at then-fair market value, subject to certain conditions.

In September 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sale-leaseback agreement on two other buildings in Concord, which expires in June 2006. Under the terms of the sale-leaseback agreement, the Company entered into a seven-year operating lease, which was amended in June 1, 2001 to extend the lease term an additional six years. The termination date of this lease is October 31, 2012. For a further discussion of our Dublin lease and our facilities in Concord, see Note Six to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

We continue to maintain an engineering center in Milpitas, California, where we will lease approximately 10,350 square feet of office space through 2003. We also maintain engineering centers in Boulder, Colorado; Paris, France; Waterloo, Canada; Beijing, China; and Singapore. The North American engineering centers focus on product development, and the Singapore and Beijing facilities focus primarily on product localization and development relating to our Asian markets.

As of December 31, 2002, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 95 locations throughout North America, South America, Europe and Asia (including Australia and New Zealand), aggregating approximately 2.2 million square feet. In 1999, we sold a building in Concord, Massachusetts consisting of approximately 44,600 square feet. In 1999, we sold a building consisting of approximately 10,500 square feet located in Maidenhead, England. We continue to lease additional premises in various locations.

ITEM 3. LEGAL PROCEEDINGS

No proceedings required to be disclosed under this item were terminated during the fourth quarter of 2002. See also Note Twelve to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a stockholder vote in the quarter ended December 31, 2002.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Sybase, Inc. Common Stock, par value $.001, began trading on the New York Stock Exchange on May 22, 2001, under the symbol “SY.” Prior to that, our stock traded on the NASDAQ National Market System under the symbol “SYBS.” Following is the range of low and high closing prices for our stock as reported on the New York Stock Exchange and NASDAQ for the quarters indicated.

	High	Low

Fiscal 2001
Quarter ended March 31, 2001	$25.88	$15.00
Quarter ended June 30, 2001	$18.00	$12.94
Quarter ended September 30, 2001	$16.81	$8.58
Quarter ended December 31, 2001	$17.13	$9.05
Fiscal 2002
Quarter ended March 31, 2002	$19.00	$15.81
Quarter ended June 30, 2002	$17.45	$10.40
Quarter ended September 30, 2002	$15.15	$9.35
Quarter ended December 31, 2002	$13.66	$11.05

We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our stock on the New York Stock Exchange on March 24, 2003 was $14.00. The number of stockholders of record on that date was 1,614, according to American Stock Transfer & Trust, the Company's transfer agent.

The information required by this item regarding our securities authorized for issuance under equity compensation plans is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management,” Part III, Item 12, incorporated here by reference.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is not necessarily indicative of the results of future operations. This data should be read in conjunction the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report on Form 10-K.

Consolidated Statements of Operations Data (1)

(In thousands, except per share data)	2002	2001	2000	1999	1998

Revenues:
License fees	$325,916	$389,038	$468,501	$421,645	$421,454
Services	503,945	538,885	494,662	452,526	451,186

Total revenues	829,861	927,923	963,163	874,171	872,640
Costs and expenses:
Cost of license fees	51,448	45,695	45,120	46,241	37,573
Cost of services	190,067	240,779	248,542	219,591	240,745
Sales and marketing	271,765	331,237	345,149	310,774	377,774
Product development and engineering	117,784	125,404	126,689	136,272	148,583
General and administrative	84,938	76,885	67,267	68,876	65,406
Amortization of goodwill(2)	—	53,859	30,155	13,234	14,360
Amortization of other purchased intangibles	2,000	2,000	2,575	686	845
Goodwill impairment(2)	12,300	—	—	—	—
In-process research and development	—	18,500	8,000	—	—
Stock compensation expense	1,937	1,334	—	—	—
Cost (reversal) of restructuring	40,446	48,751	(791)	(8,528)	74,167

Total costs and expenses	772,685	944,444	872,706	787,146	959,453

Operating income (loss)	57,176	(16,521)	90,457	87,025	(86,813)
Interest income and expense, net	14,033	17,529	17,035	13,773	7,748
Minority interest	—	(30)	94	—	—

Income (loss) before income taxes and cumulative effect of an accounting change	71,209	978	107,586	100,798	(79,065)
Provision for income taxes	33,428	26,500	35,461	38,303	14,063

Income (loss) before cumulative effect of an accounting change	37,781	(25,522)	72,125	62,495	(93,128)
Cumulative effect of an accounting change to adopt SFAS 142	(132,450)	—	—	—	—

Net income (loss)	$(94,669)	$(25,522)	$72,125	$62,495	$(93,128)

Income (loss) per share before cumulative effect of an accounting change	$0.39	$(0.27)	$0.82	$0.76	$(1.15)
Cumulative effect of an accounting change	(1.37)	—	—	—	—

Basic net income (loss) per share	$(0.98)	$(0.27)	$0.82	$0.76	$(1.15)

Shares used in computing basic net income (loss) per share	96,844	94,592	87,711	81,817	80,893

Income (loss) per share before cumulative effect of an accounting change	$0.38	$(0.27)	$0.78	$0.74	$(1.15)
Cumulative effect of an accounting change	(1.33)	—	—	—	—

Diluted net income (loss) per share	$(0.95)	$(0.27)	$0.78	$0.74	$(1.15)

Shares used in computing diluted net income (loss) per share	99,584	94,592	92,150	84,156	80,893

(1)  Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation for the reimbursement of out-of-pocket expenses.

(2)  We implemented Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, which states that goodwill (including assembled workforce) can no longer be amortized, but must be tested for impairment on at least an annual basis. For a further discussion of SFAS 142, see Note One to the Consolidated Financial Statements, ‘‘Goodwill and Other Purchased Intangible Assets,’’ Part II, Item 8, incorporated here by reference.

Consolidated Balance Sheet Data
(In thousands)

	2002	2001	2000	1999	1998

Cash, cash equivalents and cash investments	$387,180	$343,160	$354,612	$352,899	$249,613
Working capital	107,914	108,571	157,486	127,229	84,179
Total assets	992,749	1,133,242	915,040	737,335	696,604
Long-term obligations	10,641	5,887	5,795	5,799	2,011
Stockholders’ equity	580,374	716,519	490,752	336,110	301,072

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We reported net income of $37.8 million for 2002, before consideration of a $132.5 million charge for the cumulative effect of an accounting change, compared to a net loss of ($25.5) million for 2001. See “Cumulative Effect of an Accounting Change to Adopt SFAS 142,” below for a discussion of this accounting change.

During 2002 our overall revenues decreased by 11%, but this decrease was more than fully offset by a 18% decrease in our overall costs and expenses. Approximately 24% of the overall decrease was attributable to adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) which ceased the amortization of goodwill and defined the rules for recording impairment of goodwill, effective January 1, 2002. The remaining reduction in our operating expenses was largely the result of our restructuring activities, as more fully described in Note Thirteen to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

Our financial position remains strong. During 2002 we generated net cash from operating activities of $164.3 million and had $387.2 million in cash, cash equivalents and cash investments at year end. Days sales outstanding in accounts receivable was 72 days for the quarter ended December 31, 2002 compared to 71 days for the quarter ended December 31, 2001.

During 2002, we were organized into five separate business segments, including two majority owned subsidiaries, each of which focused on one of five key market segments – Enterprise Solutions Division (ESD), e-Business Division (eBD), Business Intelligence Division (BID), iAnywhere Solutions, Inc. (iAS) and Financial Fusion, Inc. (FFI). For a discussion of each of these segments, see “Business,” Part I, Item I, and Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (GAAP). These accounting principals require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. See also “Future Operating Results — Financial Accounting Related Matters,” below.

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

Residual Method Accounting. In software arrangements that include multiple elements (such as license rights and technical support services), we allocate the total arrangement fee among each of the elements using the “residual” method of accounting. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements.

Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment, provided (i) the above criteria are met, (ii) payment of the license fees are not dependent upon the performance of the services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of license fees is dependent on performance of services, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. Under this method, management is required to estimate the number of total hours needed to complete a particular project, and revenues and profits are recognized based on the percentage of total contract hours completed. As a result, recognized revenues and profits are subject to revisions as the contract phases are actually completed.

Sublicense Revenues. We recognize sublicense fees as reported to us by our licensees. License fees revenue for certain application development and data access tools are recognized upon direct shipment to the end user or direct shipment to the reseller for resale to the end user. If collection is not reasonably assured in advance, revenue is recognized only when the fee is actually collected.

Technical Support Revenues. Technical support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for education are recognized as services are performed. Revenues from other contract services are generally recognized under the “percentage of completion” method of contract accounting described above.

•	Impairment of Goodwill and Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. Prior to 2002, these assets were generally recorded at amortized cost. The carrying values of these intangible assets were reviewed on a periodic basis, under the accounting rules then in effect, and our testing indicated no impairment of the assets’ carrying value.

Beginning in 2002, new accounting rules issued by the Financial Accounting Standards Board (FASB) provided that goodwill could no longer be amortized, and had to be tested for impairment at least annually. These rules further changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. The application of these new rules resulted in a cumulative effect of an accounting change of $132.5 million in the first quarter of 2002 and a goodwill impairment of $12.3 million in the fourth quarter of 2002. See Note One to the Consolidated Financial Statements, “Goodwill and Other Purchased Intangibles,” Part II, Item 8, incorporated here by reference.

As of December 31, 2002, we had recorded $136.8 million of goodwill. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments (see Note

Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference). If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology.

Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future goodwill impairment.

We continue to review our other intangible assets (purchased technology and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows that the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets.

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. Additional allowances might be required if deteriorating economic conditions affect our customers’ ability to make timely payments.

•	Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Subjective judgment is required in determining when a product becomes technologically feasible. Capitalized development costs are then amortized over the product’s estimated life beginning upon the general release. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues, (reduced by the estimated future costs of completing and disposing of the product), the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

•	Restructuring

During 2002 and 2001, we recorded significant accruals in connection with various restructuring activities. These accruals included estimated net costs to settle certain lease obligations, based on the analysis of independent real estate consultants. During 2002 we recorded an additional restructuring charge relating to these lease obligations of $5.4 million due to deteriorating market conditions associated with certain properties originally identified as part of our 2001 restructuring plan. See Note Thirteen to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from the estimates. If we are unable to negotiate affordable termination fees or if rental rates continue to decrease in the markets where the properties are located, or it takes us longer then expected to find suitable sublease tenants, the actual costs could exceed our estimates.

•	Income Taxes

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. At December 31, 2002, our net deferred tax asset was $66.4 million, which included a valuation allowance of $48.5 million. See Note Eight to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period. Subjective judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

•	Contingencies and Litigation

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. When we reasonably determine that a liability has been or will be incurred, and can reasonably estimate the range of potential losses in these matters, then we are required to adequately provide for these loss contingencies. Even if we are not able to estimate the amount of potential loss in these matters, in the case of a potential material matter we are required to disclose the fact that there is a reasonable possibility that a loss has been incurred. Our financial position or results of operation could be adversely affected if we have grossly underestimated the scope of potential liability and/or the range of a potential loss in any matter.

Results of Operations

Revenues
(Dollars in millions)

	2002	Change	2001	Change	2000

License fees	$325.9	(16%)	$389.0	(17%)	$468.5
Percentage of total revenues	39%		42%		49%
Services	$504.0	(6%)	$538.9	9%	$494.7
Percentage of total revenues	61%		58%		51%
Total revenues	$829.9	(11%)	$927.9	(4%)	$963.2

Total revenues for 2002 decreased 11 percent from total revenues in 2001 (which had decreased 4 percent from 2000). The decrease in 2002 is primarily due to a 16 percent decline in license fees revenues as a result of a generally weak global economy, and a tenuous IT market in which customers continued to delay infrastructure investments requiring significant dollars and resources. The decrease in total revenues was also due to a 31 percent decline in our professional services revenues and education revenues. The declines in these areas were partially attributable to the economic factors discussed above, and partially due to our restructuring activities in 2002 and 2001 that significantly reduced our professional services headcount. We reduced our professional services headcount in order to de-emphasize building future capacity, and to focus instead on current profitable engagements. These decreases were offset somewhat by a 7% increase in technical support revenues resulting from an overall increase in our installed base. Our installed based increased, in part, when we acquired NEN and its customer base in 2001.

License fees revenues in 2002 decreased 16 percent from 2001 license fees revenues (which had decreased 17 percent from 2000). The decrease in 2002 was primarily due to a decline in license revenues from enterprise database and mobile database products. Demand for these products continued

to be affected by sluggish economic growth and a significant decrease in overall IT spending, especially for larger enterprise systems. We also experienced significantly less demand from the expansion of our existing customers’ internally deployed applications. This decrease was partially offset by an increase in license fees revenues of certain enterprise application products. From a segment standpoint, enterprise database revenues were primarily reflected as part of ESD revenues, mobile databases revenues were primarily reflected as part of iAS revenues, and enterprise application revenues were primarily reflected as part of eBD revenues.

The decrease in 2001 was largely due to decreased sales of our enterprise database and enterprise application products. This resulted from a significant slowdown in IT spending, primarily triggered by the weakened economy.

Services revenues (derived from technical support, education and professional services) declined 6 percent in 2002 from 2001 (which had increased 9 percent from 2000). The decrease in 2002 was due to a 31 percent decrease in education and professional services revenues as a result of the economic factors discussed above. The decrease was partially offset by a 7 percent increase in technical support revenues. The 2001 increase was primarily due to a 19 percent increase in technical support revenues resulting largely from our acquisition of NEN and its customer base. Partially offsetting this increase was a 5 percent decrease in education and professional services revenues for 2001 compared to 2000.

For further discussion of our services, see “Business – Worldwide Services,” Part I, Item 1, incorporated here by reference. As a percentage of total revenues, our services revenues increased to 61 percent in 2002 from 58 percent in 2001 and 51 percent in 2000.

Geographical Revenues
(Dollars in millions)

	2002	Change	2001	Change	2000

North America	$495.4	(8%)	$539.3	(9%)	$589.4
Percentage of total revenues	60%		58%		61%
International:
Europe	$213.6	(15%)	$251.6	2%	$247.8
Percentage of total revenues	26%		27%		26%
Intercontinental	$120.9	(12%)	$137.0	9%	$126.0
Percentage of total revenues	14%		15%		13%
Total International	$334.5	(14%)	$388.6	4%	$373.8
Percentage of total revenues	40%		42%		39%
Total revenues	$829.9	(11%)	$927.9	(4%)	$963.2

North America revenues (United States, Canada and Mexico) decreased 8 percent in 2002 from 2001 (which had decreased 9 percent from 2000), due to a 13 percent decline in license fees revenues and a 25 percent decline in education and professional services revenues, that were partially offset by a 4 percent increase in technical support revenues. The decrease in North America revenues in 2001 was due to a 26 percent decline in license fees revenues and a 13 percent decline in education and professional services revenue, partially offset by a 21 percent increase in technical support revenues. The decrease in both 2002 and 2001 North America license revenues was attributable to a decrease in enterprise database and mobile database products revenues, as discussed under “Revenues,” above. Total international revenues decreased 14 percent in 2002 from 2001 (which had increased 4 percent from 2000), primarily due to a 20 percent decrease in license fees revenues, and a 39 percent decrease in education and professional services revenues. These declines were partially offset by a 14 percent increase in technical support revenues. The decrease in license fees revenues were largely attributable to decreases in enterprise database product revenues.

European revenues declined 15 percent in 2002 (which had increased 2 percent in 2001) primarily due to a 22 percent decrease in license fees revenues and a 38 percent decrease in education and professional services revenues, partially offset by a 16 percent increase in technical support revenues. The decrease in

European license fees revenues primarily resulted from lower enterprise database product revenue, and was largely attributable to the economic factors discussed under “Revenues,” above.

Intercontinental revenues (principally Asia Pacific and South America) decreased 12 percent in 2002 due to a 17 percent decrease in license fees revenues primarily relating to our enterprise database products and a 43 percent decrease in education and services revenues. These reductions were partially offset by an 11 percent increase in technical support revenues. The decrease in Intercontinental revenues was largely the result of the economic factors discussed under “Revenues,” above. In 2001, Intercontinental revenues increased 9 percent due to a 6 percent increase in license fees revenues, primarily associated with our enterprise application and mobile database products, and a combined increase of 13 percent in services revenues.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues and expenses was not material in 2002, 2001, or 2000.

Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuation, see “Financial Risk Management – Foreign Exchange Risk” and “Future Operating Results – Euro Currency,” below.

Cost and Expenses
(Dollars in millions)

	2002	Change	2001	Change	2000

Cost of license fees	$51.4	12%	$45.7	1%	$45.1
Percentage of license fees revenues	16%		12%		10%
Cost of services	$190.1	(21%)	$240.8	(3%)	$248.5
Percentage of services revenues	38%		45%		50%
Sales and marketing	$271.8	(18%)	$331.2	(4%)	$345.1
Percentage of total revenues	33%		36%		36%
Product development and engineering	$117.8	(6%)	$125.4	(1%)	$126.7
Percentage of total revenues	14%		14%		13%
General and administrative	$84.9	10%	$76.9	14%	$67.3
Percentage of total revenues	10%		8%		7%
Amortization of goodwill	—	*	$53.9	79%	$30.1
Percentage of total revenues	—		6%		3%
Amortization of other purchased intangibles	$2.0	0%	$2.0	(23%)	$2.6
Percentage of total revenues	*		*		*
Goodwill impairment	$12.3	*	—	*	—
Percentage of total revenues	1%		—		—
In-process research and development	—	*	$18.5	131%	$8.0
Percentage of total revenues	—		2%		1%
Stock compensation expense	$1.9	46%	$1.3	*	—
Percentage of total revenues	*		*		—
Cost (reversal) of restructuring	$40.4	(17%)	$48.8	*	$(0.8)
Percentage of total revenues	5%		5%		*

*	Not meaningful

Cost of license fees

Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees expense increased 12 percent in 2002 over 2001. In 2001, these costs increased 1 percent from 2000. The 2002 increase was primarily due to an increase in amortization of capitalized software development costs and the amortization of purchased technology acquired in the NEN transaction, partially offset by a decrease in third party royalties. The 2001 increase was primarily due to the amortization of purchased technology acquired in the NEN transaction, partially offset by decreases in amortization of capitalized software costs and third party royalties. Cost of license fees was 16 percent of license fees revenues in 2002, 12 percent in 2001, and 10 percent in 2000.

Amortization of capitalized software costs was $24.0 million in 2002, $17.8 million in 2001, and $22.4 million in 2000. In 2002, the increase in amortization of capitalized software costs was primarily due to certain eBD and ESD products that began amortization in 2002. In 2001, the decrease in amortization of capitalized software costs was primarily due to certain eBD and ESD products that became fully amortized at the end of 2000. Amortization of purchased technology acquired was $14.9 million in 2002, $12.1 million in 2001 and $4.4 million in 2000.

Cost of services

Cost of services consists primarily of the cost to provide technical support, consulting and education services and, to a lesser degree, services-related product costs (media and documentation). These costs decreased 21 percent in 2002 compared to 2001, and decreased 3 percent in 2001 compared to 2000. These costs decreased as a percentage of services revenues to 38 percent in 2002, compared to 45 percent in 2001, and were 50 percent of services revenues in 2000. The decrease in cost of services in absolute dollars in 2002 over 2001 was primarily due to a reduction in consulting personnel as a result our restructuring activities , and a decrease in costs associated with third party consultants. The decrease in cost of services as a percentage of services revenues in 2002 over 2001 primarily results from a larger percentage of service revenues being comprised of technical support revenues compared to revenues from consulting and education services. Our operating margin on technical support revenue is generally much higher than our operating margin on consulting and education revenue.

The decrease, in absolute dollars and as a percentage of services revenues in 2001 over 2000, was primarily due to a reduction in consulting personnel resulting from our 2001 restructuring activities. This decrease was partially offset by an increase in the costs associated with third party consultants, and consultants acquired in the NEN transaction.

Sales and marketing

Sales and marketing expense decreased 18 percent during 2002 compared to 2001 (which had decreased 4 percent from 2000). Sales and marketing expenses were 33 percent of total revenues in 2002 and remained consistent at 36 percent of total revenues in 2001 and 2000. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 was primarily due to a reduction in sales commissions (principally due to lower license fees revenues), a reduction in discretionary spending on marketing programs and a decrease in sales and marketing personnel as a result of our 2002 and 2001 restructuring activities. This decrease was partially offset by an increase in certain allocated common costs. The decrease in absolute dollars from 2000 to 2001 was primarily due to a decrease in sales commissions (principally due to lower license fees revenues) and a decrease in certain allocated common costs. Partially offsetting these decreases were sales and marketing expenses associated with NEN. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses.

Product development and engineering

Product development and engineering expenses (net of capitalized software development costs) decreased 6 percent in 2002 from 2001 (which had decreased 1 percent from 2000). These expenses remained consistent at 14 percent of total revenues in 2002 and 2001, and were 13 percent of total revenues in 2000. The decrease in absolute dollars in 2002 over 2001 was primarily due to a reduction in product development and engineering personnel through the further integration of NEN and in connection with our 2002 and 2001 restructuring actions. This decrease was partially offset by an increase in allocated common costs. The decrease in absolute dollars in 2001 as compared to 2000 was primarily due to an increase in capitalized software development costs, a decrease in certain research and development (R&D) expenses due to a greater percentage of R&D personnel employed in lower cost facilities, and a decrease in allocated common costs, partially offset by costs attributable to NEN’s product development and engineering efforts.

We capitalize product development and engineering costs during the period between achievement of technological feasibility and general availability of a product. Capitalized amounts totaled approximately $32.7 million in 2002, $35.8 million in 2001, and $20.2 million in 2000. The significant increase in amounts capitalized in 2001 compared to 2000 was primarily attributable to capitalized costs associated with the development of products acquired in the NEN transaction, and other products captured within eBD.

In 2002, capitalized software costs included costs incurred for the development of the Adaptive Server® Enterprise 15.0, Business Process Integrator 3.9, Connectivity 15.0, CeBS 1.0 and 1.5, Enterprise Application Server 4.1, PowerBuilder® 9.0, and PowerDesigner® 9.5. In 2001, capitalized software costs included costs incurred for the development of the Enterprise Portal 3.0, Adaptive Server Enterprise 12.5 and 14.0, Adaptive Server IQ 12.4.3, PowerBuilder 8.0, DirectConnect™ 12.5 and 14.0, MainframeConnect™ 12.5 and 14.0, Replication Server® 12.5, certain NEN adapters, and SQL Anywhere® 8.0. In 2000, capitalized software costs included costs incurred for the development of the Sybase Enterprise Portal 1.0, Sybase Enterprise Portal 2.0, Adaptive Server Enterprise 12.5, Adaptive Server IQ 12.4.2 and 12.5, DirectConnect 12.0 and 12.5, Enterprise Application Server, and MainframeConnect 12.0 and 12.5.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and administrative

General and administrative expenses increased 10 percent in 2002 compared to 2001 (which increased 14 percent from 2000). General and administrative expenses represented 10 percent of total revenues in 2002 compared to 8 percent 2001, and 7 percent in 2000. The increase in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 was primarily due to the increase in finance personnel resulting from the establishment of various regional shared services centers that centralized finance functions within specific geographic regions, an increase in executive personnel, and an increase in allocated common costs associated, in part, with our move to new corporate headquarters facilities in early 2002. The increase in absolute dollars and as a percentage of total revenues in 2001 compared to 2000 was primarily due to the added costs associated with the acquisition of NEN.

Amortization of goodwill

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142) effective January 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. See “New Accounting Pronouncements”, below, incorporated here by reference. Amortization of goodwill increased 79 percent during 2001 compared to 2000. These costs were 6 percent of total revenues in 2001 compared to 3 percent in 2000. The increase in absolute dollars and as a percentage of total revenues in 2001 compared to 2000 was primarily due to the amortization of goodwill arising from the NEN acquisition.

Amortization of other purchased intangibles

In 2002 and 2001, amortization of other purchased intangibles primarily reflects the amortization of the established customer list associated with the acquisition in 2000 of HFN (now FFI) . The amortization of purchased technology associated with the HFN and NEN acquisitions is contained in cost of license fees. In 2000, amortization of other purchased intangibles consists of the amortization of customer lists associated with the HFN acquisition and the amortization of certain covenants not to compete.

Goodwill impairment

After the adoption of SFAS 142 in the first quarter of 2002, we are required to test goodwill annually or earlier if certain events or circumstances were present. Prior to the fourth quarter of 2002, there were no indications of impairment for our reporting units with goodwill, as they substantially achieved their targeted results and there were no other prescribed events or circumstances indicating an impairment. We conducted our annual impairment testing required by SFAS 142 as of December 31, 2002 using an independent third party appraiser to determine the fair value of our various reporting units. The first step of this analysis required us to compare the fair values of our various reporting units to their carrying values.

In order to determine the carrying values of our identified reporting units, we assigned our assets and liabilities, including existing goodwill and other intangible assets, between the various reporting units. The fair values of our reporting units were determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected future cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Based on this analysis we determined that there was a potential impairment of the goodwill associated with the FFI reporting unit.

In the second step of this analysis, we allocated FFI’s fair value to its various assets and then compared the implied fair value of its goodwill to the goodwill’s carrying value. Based on this comparison, we determined that the carrying value of FFI’s goodwill exceeded its implied value by $12.3 million. This impairment loss was recognized during the quarter ended December 31, 2002.

The fair value of the FFI reporting unit as of December 31, 2002, was lower than the fair value we had determined for this reporting unit in the first quarter of 2002 (for purposes of the implementation of SFAS 142) primarily due to a reduction in our estimated compound growth rates for FFI’s future revenues and expenses. Based on our analysis of market conditions and our expectations for long term growth within the FFI reporting unit as of December 31, 2002, we reduced the compound annual growth rates in revenues and expenses.

In-process research and development

NEN

In connection with our acquisition of NEN in the quarter ended June 30, 2001, we allocated $18.5 million of the $339.3 million purchase price to in-process research and development. These amounts were written off during the quarter ended June 30, 2001. In analyzing this acquisition, the decision was made to acquire technology, including in-process technology, rather than to develop it internally. This decision was based on factors such as the amount of internal expertise, time and cost it would take to bring the technology to market.

NEN technologies enable e-Business and operational applications to share critical information. NEN’s software solutions support integration of Internet and core business packaged applications, application server platforms, industry standard protocols, and proprietary systems. As of February 20, 2001 (the acquisition date) NEN was undergoing development efforts to release the next version of e-Biz Integrator™, Process Server, adapters, and emerging products (such as Open Business Interchange(SM)). These development efforts were all proprietary, internal projects. At the acquisition date, the in-process research and development projects had not yet reached technological feasibility, and had no alternative future uses.

In assessing the qualification of NEN’s various ongoing research and development projects, each project was examined to determine whether technological feasibility had been established as of the acquisition date. Our assessment was based on extensive interviews and a detailed analysis of research and development plans. If a project required additional planning, designing, coding or testing activities to determine whether the associated product could be produced to meet its design specifications, we determined that technological feasibility had not been achieved.

Due to the complexity and specialized features of the acquired research and development, the technologies under development could only be used for specific and intended purposes in the e-Business integration industry and no alternative value could be realized if these projects failed in that context. Accordingly, the value allocated to projects that had not achieved technological feasibility as of the acquisition date was immediately expensed.

We estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development using risk-adjusted discount rates. The selection of the discount rate was based on a weighted average cost of capital, adjusted to reflect risks associated with the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances known at the time, and each technologies’ degree of completion. Projected future net cash flow attributable to NEN’s in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 25 percent. We believe our estimated in-process research and development amount represented fair value and does not exceed the amount another third party would pay for the projects.

Revenue estimates in this context were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product’s underlying technology. This analysis included the revenues projected to result from the expected evolution of the technology over time.

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

Costs to complete in-process projects were estimated by management, and allocated based on anticipated completion efforts and expected completion dates. Costs to complete were further allocated between in-process and future revenues based on an analysis of how the technologies would evolve.

NEN expected to achieve a target margin of approximately 37 percent from its in-process products. Profitability was expected to be significantly lower in the first years of the products’ lifecycle due to anticipated higher levels of sales and marketing expense in the earlier years as a percentage of revenue. The financial forecasts included only results that were expected to be generated by NEN on a standalone basis, and did not take into consideration synergies resulting from our acquisition.

To properly analyze the research and development efforts that had been accomplished as of the acquisition date, and to exclude the completion of development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only those accomplishments completed as of the acquisition date. The relative contribution made by the completed research and development efforts was assessed based on a variety of factors including absolute development time, costs incurred to date, management estimates, a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts, and the associated risks. NEN’s in-process research and development projects were estimated to be between 30 percent and 55 percent complete as of the acquisition date depending on the project.

Development of the majority of the in-process technologies began in early 2000 and was substantially completed in the fall of 2001. At the acquisition date, approximately 278 engineers were engaged in the development of NEN’s in-process technologies. Completion of these projects was expected to require significant efforts involving continued software development, as well as the testing and re-qualification efforts required to turn the technologies into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved.

HFN

In connection with the acquisition of HFN (now FFI) in 2000, we allocated $8.0 million of the $167.6 million purchase price to in-process research and development. As part of the process of analyzing this acquisition, the decision was made to buy technology that had not yet been commercialized rather than to develop the technology internally. This decision was based on factors such as the amount of time and costs it would take to bring the technology to market.

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

We estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development by determining the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk adjusted discount rates. The selection of the discount rate was based on a weighted average cost of capital, adjusted to reflect risks associated with the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances known at the time, and each technologies’ degree of completion. Projected future net cash flows attributable to HFN’s in-process research and development, assuming successful development, were discounted to net present value using a discount rate of 20 percent. We believe that the estimated in-process research and development amount so determined represents fair value and does not exceed the amount another third party would pay for the projects.

Revenue estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product’s underlying technology. The analysis of the in-process technology was determined by incorporating the revenue related to the expected evolution of the technology over time. Once developed, the estimated lifecycle of the product suite was estimated to be approximately 5 to 7 years. As a whole, HFN was expected to exhibit compound annual growth of approximately 38 percent in the period from 2000 through 2007.

It was projected that the suite of products resulting from the in-process research and development efforts would begin generating revenue in 2000 and positive cash flow in 2001. Operating expenses included selling, general and administrative expenses, and research and development expenses. Total research and development was divided into: (i) the costs to complete the in-process research and development projects and (ii) costs for developed products that had already been introduced to the market, including product technical support. Costs to complete in-process projects were estimated by management. These costs were allocated based on an analysis of expected project completion dates.

The resultant target margin that HFN expected to achieve from the in-process products was approximately 37 percent. Profitability was expected to be significantly lower in the first several years of the product suite’s lifecycle compared to the latter years due to a higher level of sales and marketing expenses as a percentage of revenue in the earlier years. The financial forecasts only included results we expected HFN to generate on a standalone basis, and did not take into consideration synergies resulting from our acquisition.

To properly analyze the research and development efforts that had been accomplished to date and exclude the effort to be completed on the development efforts underway, it was necessary to adjust the overall forecasts associated with the research and development projects to reflect only the accomplishments made as of the date of the acquisition towards the ultimate completion of the in-process R&D projects. The relative contribution made on the research and development efforts was assessed based on a variety of factors including absolute development time (costs) incurred to date, management estimates, and a detailed analysis of each of the primary tasks completed compared to the tasks required to complete the efforts and the associated risks. Overall, HFN’s in-process research and development projects were estimated to be approximately 75 percent complete. HFN estimated that the projects would be completed in March 2000, after which time it expected to begin generating economic benefits from the completed projects. As of the valuation date, approximately 86 man months totaling $650,000 had been expended on the in-process research and development projects. In total, costs to complete HFN’s in-process research and development were expected to be approximately $150,000 and require 23 man months of work. Completion of these projects was expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn a “new-to-the-world” software suite into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved. Historically, many of HFN’s in-process research and development projects have required rework and additional expenditures in comparable stages of development.

Stock compensation expense

Stock compensation expense reflects non-cash compensation expense associated with restricted stock granted to certain individuals in the second quarter of 2001, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN.

Cost (reversal) of restructuring

2002 Restructuring Activities

Entering 2002, we expected our revenues to increase during the second half of the year as the U.S. economy shook off recessionary conditions and customers resumed their investment in enterprise software projects. As we completed our second quarter, however, it became apparent that general economic conditions were not improving as anticipated, and that our revenues therefore were likely to lag below expectations. Faced with this realization, we embarked on certain restructuring activities during the third and fourth quarters (the 2002 Plan) aimed at reducing our annual payroll and facilities-related expenses by approximately $24 million. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the planned liquidation of approximately 9 foreign subsidiaries.

The amounts included in the 2002 Plan were as follows:

	Cash/
(Dollars in millions)	Non Cash	Q3 2002	Q4 2002	Total

Termination payments to employees and other related costs	Cash	$6.6	$3.6	$10.2
Lease cancellations and commitments	Cash		25.1	25.1
Other – non cash charges	Non-Cash		1.0	1.0
Other – cash charges	Cash		0.2	0.2

		$6.6	$29.9	$36.5

As of December 31, 2002, all affected employees had been notified of their termination benefits and severance compensation of $7.5 million had been paid to approximately 355 of these employees. Substantially all remaining severance payments are expected to be made by the second quarter of 2003.

During the year ended December 31, 2002, a total of $1.8 million in lease cancellations and other related expenses was paid in connection with facilities identified for consolidation or closure as part of the 2002 Plan. Our payments toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be made over a period not to exceed 7.5 years.

2001 Restructuring Activities

In connection with our acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, we began to implement a restructuring plan designed to eliminate certain personnel, assets and facilities, and align our cost structure with anticipated revenues (2001 Plan). We recorded a restructuring charge of $48.8 million during 2001 to reflect these activities. The 2001 Plan called for the termination of approximately 880 employees worldwide, as well as the consolidation or closure of approximately 30 facilities worldwide and the write-off of certain assets abandoned as a result of the office closures. Additionally, based on deterioration of real estate market conditions, our inability to sublease certain properties previously included in the 2001 Plan resulted in additional restructuring accruals of $5.4 million in the fourth quarter of 2002 that were established for properties located in Colorado, Michigan and the United Kingdom.

The amounts included in the 2001 Plan were as follows:

	Cash/
(Dollars in millions)	Non Cash	Total

Termination payments to employees and other related costs	Cash	$19.2
Lease cancellations and commitments	Cash	31.2
Write-downs of:
Property, equipment and improvements	Non-cash	3.2
Other	Cash	0.6

		$54.2

As of December 31, 2002, all employees affected by the 2001 Plan had been terminated and $17.7 million in related severance payments and costs had been paid as of that date. During 2002, we reversed $0.7 million of the termination payment accrual (and made a corresponding credit to restructuring expense) primarily due to a labor tribunal ruling that we were required to pay less in severance benefits that originally anticipated to certain non-US employees.

As of December 31, 2002, we had paid a total of $11.1 million relating to properties identified as part of the 2001 Plan. During 2002, we reversed $0.6 million of the restructuring accrual relating to lease cancellations (and made a corresponding credit to restructuring expense) primarily because we were required to pay less than expected to terminate our lease obligations on facilities in Switzerland The remaining payments relating to lease cancellations and commitments, which will be made over a period not to exceed 8 years, are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable sublease tenants.

Operating income/(loss)
(Dollars in millions)

	2002	Change	2001	Change	2000

Operating income/(loss)	$57.2	*	$(16.5)	(118%)	$90.5
Percentage of total revenues	7%		(2%)		9%

*	Not meaningful

Operating income in 2002 was $57.2 million compared to an operating loss of $16.5 million in 2001 and operating income of $90.5 million in 2000. Operating income in 2002 includes $40.4 million in restructuring charges, while operating loss in 2001includes $48.8 million in restructuring charges. In 2000, operating income included a reversal to restructuring charges of $0.8 million.

In 2002, the increase in operating income was primarily due to a $171.8 million decrease in operating expenses resulting principally from the effects of our restructuring activities in 2002 and 2001, and the elimination of goodwill amortization upon the adoption of SFAS 142. This increase was partially offset by a decline in total revenues of $98.1 million in 2002 from 2001. In 2001, the decrease in operating income was primarily due to decreased license fees revenues an the increase in certain operating expenses. These included expenses associated with the amortization of goodwill and other purchased intangibles, the $18.5 million write-off of in-process research and development relating to the acquisition of NEN and our 2001 restructuring charges. These decreases were partially offset by an increase in services revenues.

Other income (expense), net
(Dollars in millions)

	2002	Change	2001	Change	2000

Interest income	$11.7	(31%)	$17.0	(5%)	$17.9
Percentage of total revenues	1%		2%		2%
Interest expense and other, net	$2.4	300%	$0.6	*	$(0.8)
Percentage of total revenues	*		*		*
Minority interest	*	*	*	*	$0.1
Percentage of total revenues	*		*		*

*	Not meaningful

In 2002, interest income decreased 31 percent from 2001 (which had decreased 5 percent from 2000). Interest income consists primarily of interest earned on our investments. The decrease in interest income from 2000 to 2001, and from 2001 to 2002 is largely due to the decline in interest rate yields on the cash balances invested.

Interest expense and other, net was $2.4 million in 2002, $0.6 million in 2001, and $(0.8) million in 2000. Interest expense and other, net, includes gains from the disposition of certain real estate and investments; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; interest expense from capital lease obligations incurred in prior years; and bank fees. In 2002, the increase in interest expense and other, net as compared to 2001 was primarily due to a gain of approximately $2.5 million that we realized on the sale of certain NEN Swiss subsidiaries that were primarily engaged in providing SAP consulting services. The increase in interest expense and other, net during 2001 compared to 2000 was primarily realized from gains on hedging activities that mitigated the losses resulting from certain foreign currency transactions.

Provision for income taxes
(Dollars in millions)

	2002	Change	2001	Change	2000

Provision for income taxes	$33.4	26%	$26.5	(25%)	$35.5

In 2002, we recorded a provision for taxes equal to approximately 47 percent on pre-tax income before the cumulative effect of an accounting change. Our 2002 effective tax rate differs from the statutory federal rate of 35 percent primarily due to non-deductible charges associated with the impairment loss on certain goodwill and the impact of state taxes.

In 2001, we recorded a $26.5 million provision for taxes on pre-tax income of $1.0 million resulting largely from taxes on earnings generated in certain international jurisdictions. In 2001, we had significant pre-tax earnings in foreign jurisdictions and a significant pre-tax loss in the U.S. The 2001 U.S. pre-tax book loss primarily resulted from the non-deductible amortization or write-off of intangibles acquired in various acquisitions and our 2001 restructuring activities. The significant amount of the expenses not deductible for tax purposes, primarily the amortization or write off of intangibles acquired in the NEN acquisition, made our effective tax rate meaningless in 2001.

In 2000, taxes were recorded at a rate of 33 percent on pre-tax income. The effective rate was below the statutory rate primarily due to a reversal of valuation allowances, and the benefit of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes were provided because such earnings were to be reinvested indefinitely outside the U.S. These benefits were partially offset by non-deductible charges for the amortization of goodwill and in-process research and development primarily associated with our acquisition of HFN.

The 2000 reversal of $9.7 million in a previously recorded valuation allowance was related to the deferred tax asset associated with certain research and development tax credits that we believe will generate a tax benefit in future periods given their carryforward periods. The reversal of the valuation allowance was a non-recurring benefit, and will not impact our provision for income taxes in future years.

We had a net deferred tax asset of $66.4 million at December 31, 2002, which included a valuation allowance of $48.5 million. As of December 31, 2002, the gross deferred tax asset included research and development tax credits of $15.0 million, foreign tax credits of $8.5 million and an asset for certain net operating losses of $39.9 million. The research and development tax credits expire in years from 2005 through 2022, the foreign tax credits expire in years from 2003 through 2005 and the net operating losses expire in years from 2006 and 2021. In order to realize our net deferred tax assets, we must generate sufficient taxable income in future years in appropriate tax jurisdictions to obtain a benefit from the reversal of temporary differences (i.e., between book basis and tax basis), and from tax credit carryforwards. Specifically, realization of these assets is dependent on our ability to generate approximately $164.0 million of future taxable income largely in the U.S. We believe that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment is made.

The valuation allowance primarily relates to the deferred tax assets associated with net operating losses and foreign tax credits. Approximately $38.5 million of the valuation allowance relates to deferred tax assets associated with net operating losses acquired in the NEN acquisition. If the associated deferred tax assets are realized, the associated benefit will reduce goodwill arising from the NEN acquisition, rather than future income tax expense.

Our overall valuation allowance decreased by $5.9 million in 2002 primarily due to our utilization of certain net operating losses acquired in the acquisition of NEN and HFN, and the utilization of certain foreign tax credits.

Cumulative effect of an accounting change to adopt SFAS 142
(Dollars in millions)

	2002	Change	2001	Change	2000

Cumulative effect of an accounting change to adopt SFAS 142	$132.5	*	—	*	—

Not meaningful

In accordance with SFAS 142, we performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third party appraiser. In performing the first step of the analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be our five business segments described in Note Ten to the Consolidated Financial Statements, Part II, Item 8. The estimated fair value of each reporting unit was then determined utilizing the income approach. Upon comparing the carrying value of each reporting unit to its fair value, we determined that goodwill attributable to the FFI and eBD reporting units was impaired. The second step of comparing the implied fair values of the reporting units’ goodwill to their respective carrying values, we recognized an impairment loss of $132.5 million in the first quarter of 2002. Of this impairment loss, $39.0 million related to FFI and $93.5 million related to eBD. These losses were recognized as a cumulative effect of an accounting change. The impairment loss had no income tax effect.

Our calculation of the fair value of eBD assumed compound annual growth rates in revenues and expenses of approximately 21 percent and 17 percent, respectively, as determined by management and an analysis of our industry’s long-term growth expectations. Our calculation of the fair value of FFI assumed compound annual growth rates in revenues and expenses of approximately 24 percent and 19 percent, respectively. For both calculations, a discount rate of 21 percent was utilized.

In future periods, a reduction of our estimated fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. We transferred $7.9 million of net assembled workforce to goodwill as of January 1, 2002. This amount was partially offset by the reclassification of $3.2 million for an associated deferred tax liability.

Net income (loss) per share
(Dollars and shares in millions)

	2002	Change	2001	Change	2000

Net income (loss)	$(94.7)	271%	$(25.5)	(135%)	$72.1
Percentage of total revenues	(11%)		(3%)		7%
Basic:
Net income (loss) per share	$(0.98)	263%	$(0.27)	(133%)	$0.82
Shares used in computing basic net income (loss) per share	96.8	2%	94.6	8%	87.7
Diluted:
Net income (loss) per share	$(0.95)	252%	$(0.27)	(135%)	$0.78
Shares used in computing diluted net income (loss) per share	99.6	5%	94.6	3%	92.2

Our net loss in 2002 increased by 271 percent over 2001. This increase was primarily related to the $132.5 million goodwill impairment recognized as a cumulative effect of an accounting change in the first quarter of 2002, as well as the factors discussed above. The basic and diluted net loss per share was $0.98 and $0.95 per share, respectively in 2002. The basic and diluted net loss per share was $0.27 in 2001. The basic and diluted net income per share in 2000 was $0.82 and $0.78 per share, respectively. Shares used in computing basic net income (loss) per share increased 2 percent in 2002 from 2001, and increased 8 percent in 2001 from 2000. Shares used in computing diluted net income (loss) per share increased 5 percent in 2002 from 2001, and increased 3 percent in 2001 from 2000. The share increases in all cases was attributable to the ongoing exercise of employee stock options, as partially offset by share repurchases under our Stock Repurchase Program (see discussion under “Liquidity and Capital Resources,” below), and to the effect of our shares issued in 2001 in connection with our acquisition of NEN.

Liquidity and capital resources
(Dollars in millions)

	2002	Change	2001	Change	2000

Working capital	$107.9	(1%)	$108.6	(31%)	$157.5
Cash, cash equivalents and cash investments	$387.2	13%	$343.2	(3%)	$354.6
Net cash provided by operating activities	$164.3	76%	$93.1	(46%)	$171.1
Net cash used for investing activities	$110.1	381%	$22.9	(81%)	$123.0
Net cash used for financing activities	$66.2	(12%)	$75.4	32%	$57.1

Net cash provided by operating activities increased 76 percent between 2001 and 2002, and was used primarily to fund our Stock Repurchase Program (see discussion below), and to make additional long-term cash investments. Net cash provided by operating activities primarily resulted from lower operating expenses incurred in 2002 due to the effects of the 2002 and 2001 restructuring activities; the timing of payments made against other accrued liabilities largely attributable to restructuring charges; and, an increase in deferred revenue.

The decrease in net cash provided by operating activities between 2001 and 2000 is primarily due to a decrease in net income, deferred revenue and accrued liabilities partially offset a reduction in accounts receivable and an increase in non-cash expenses relating to amortization, depreciation and the write-off of in-process research and development.

Net cash used for investing activities increased 381 percent between 2001 and 2002. The increase in net cash used for investing activities was primarily due to $34.0 million of cash investment net purchases during 2002 compared to net dispositions of cash investments of $29.5 million in 2001. In addition, there was net cash gained from business combinations, primarily from the NEN acquisition, of approximately $27.2 million during 2001, compared to $2.0 million net cash used for acquisitions during 2002. Net cash used for investing activities decreased 81 percent between 2000 and 2001. The decrease in cash used by investing activities was primarily due to net cash gained from the NEN acquisition, compared to net cash used in business combinations, primarily in connection with the HFN acquisition, for the same period in 2000.

Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding Common Stock in open market and other transactions from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31 2002, aggregate amounts authorized under the Stock Repurchase Program totaled $400.0 million. Under this program, we repurchased 6.7 million of our shares in 2002 at a cost if $89.8 million, 6.4 million shares in 2001 at a cost of $106.9 million, and 3.9 million shares in 2000 at a cost of $89.1 million.

Net cash used for financing activities decreased 12 percent between 2001 and 2002. The decrease in cash used for financing activities was primarily the result of a decrease in the cash used to repurchase stock under our Stock Repurchase Program during 2002, compared to the cash used for a similar purpose during 2001. Net cash used for financing activities increased 32 percent between 2000 and 2001. The increases in cash used for financing activities was primarily the result of an increase in the cash used to repurchase our Common Stock during 2001, compared to the cash used for a similar purpose during 2000.

We had no significant commitments for capital expenditures at December 31, 2002. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2002, we had identifiable assets totaling $231.2 million associated with our European operations and $85.4 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive loss” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balances reside. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. See “Financial Risk Management,” below.

Our contractual obligations at December 31, 2002, are summarized as follows:

(Dollars in Millions)	Payments Due by Period

		2003	2004-2005	2006-2007
Contractual Obligations	Total	Commitments	Commitments	Commitments	After 2007

Operating leases	$388.2	$48.5	$76.6	$64.0	$199.1
Third party royalty commitments	4.8	3.0	1.8	—	—

Total commitments	$393.0	$51.5	$78.4	$64.0	$199.1

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of this standard did not have a significant impact on our financial condition or operating results.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing GAAP principles in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. For further discussion of FIN 45, see Note One to Consolidated Financial Statements, “Other Recent Accounting Pronouncements,” Part II, Item 8, incorporated here by reference.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring).” Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. SFAS 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of this standard is not expected to have a significant impact on our financial condition or operating results.

In November 2001, the FASB issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14) formerly named Topic D-103. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. We adopted the guidance on January 1, 2002. Prior to 2002, we recorded out-of-pocket expense reimbursements as a reduction to operating expenses. Beginning in January 1, 2002, we have recorded these reimbursements as service fees revenues, which has resulted in increased revenue and increased operating expenses. Comparative financial statements for prior year information have been reclassified to conform to the new presentation. Prior to the reclassification, out-of-pocket expenses reimbursements of $1.8 million and $2.7 million were recorded as a reduction of cost of services during the years ended December 31, 2001 and 2000, respectively. The provisions of EITF 01-14 did not have any impact on our financial condition, operating results, or cash flow for the year ended December 31, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (SFAS 144). SFAS 144, which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (SFAS 121), established a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement was effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant impact on our financial condition or operating results.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests. We adopted the provisions of SFAS 142 beginning January 1, 2002. See “Cumulative Effect of an Accounting Change to Adopt SFAS 142” above, for more information.

Financial Risk Management

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non U.S. dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into foreign currency contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of December 31, 2002 was immaterial to our consolidated financial statements.

The tables below provide information about our foreign currency forward contracts as of December 31, 2002 and 2001. All of the outstanding forward contracts had maturities of approximately 30 days. The fair value of these outstanding forward contracts was not material as of December 31, 2002 and 2001.

(Amounts in thousands except exchange rates)

	US $
	Notional	Average
Forward Contracts – As of December 31, 2002	amount	Contract rate

Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$8,150	0.6318
Euro	8,920	1.0494
Singapore Dollars	2,766	0.5762
Contracts for purchase of US Dollars and sale of:
Swiss Franc	1,667	1.3801
Brazilian Real	2,849	0.2793
Contracts for purchase of Euros and sale of:
Swedish Krona	1,394	9.1177
Swiss Franc	1,741	1.4483
UK Pound	12,349	0.6550
Norwegian Krone	4,489	7.3487

Total	$44,325

(Amounts in thousands except exchange rates)

	US $
	Notional	Average
Forward Contracts – As of December 31, 2001	amount	Contract rate

Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$4,140	0.6273
Swedish Krona	1,526	0.0954
Euro	9,177	0.8910
Singapore Dollars	703	0.5410
Contracts for purchase of US Dollars and sale of:
Swiss Franc	1,387	1.6584
Contracts for purchase of Euros and sale of:
Swedish Krona	382	9.3390
Swiss Franc	2,414	1.4776
UK Pound	15,953	0.6150
Norwegian Krone	1,915	8.0116

Total	$37,597

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure with any one issuer.

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

Future Operating Results

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed below and elsewhere in this Report on Form 10-K. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report including those regarding forward looking statements described on Page 1.

Revenue Related Factors

The post-9/11 decline of the U.S. and global economies, compounded by the threat of imminent war in the Middle East, led to a significant overall decrease in IT spending in 2002, especially for larger enterprise systems. These factors contributed to a significant decline in our total revenues in 2002. We will continue to pursue our business strategies, with an increased emphasis on creating successful strategic and global alliances with key partners — such as Sun Microsystems, Apple Computer, BearingPoint Consulting, Inc. and PeopleSoft, Inc. — to provide customers with optimal solutions based on our leading-edge technology and our partners’ capabilities in specific markets. However, if we are unable to achieve these goals, or if we are unable to maintain and provide desirable, innovative products and services to existing customers, our ability to maintain or grow revenue may be significantly impaired. This, in turn, could adversely impact our results of operations, even if we continue to generate a profit and to maintain positive cash flows.

Furthermore, complex revenue recognition rules for software companies directly affect our ability to measure revenue for any given accounting period. Such rules are subject to constant review and revision by various bodies tasked with the establishment of accounting standards. Therefore, modifications or new interpretations of existing accounting guidance governing revenue recognition in the software industry could have a material effect on our business. For a general discussion of our current revenue recognition rules and other critical accounting policies, see “Critical Accounting Policies and Estimates,” above, and “Changing Legal and Accounting Environment, “ below, incorporated here by reference.

In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. In our experience, license fees revenues tend to decline between the fourth quarter of one year and the first quarter of the next year. This has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. We currently anticipate that this seasonal pattern will continue.

Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded approximately 50% to 70% of our quarterly revenues in the last month of each quarter, particularly during the final two weeks. Our customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders from a customer at the very end of a quarter could materially and adversely impact our results of operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period.

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

Changing Legal and Accounting Environment

During the past several years, various accounting guidance has been issued with respect to revenue recognition rules in the software industry. However, much of this guidance addresses software revenue recognition primarily from a conceptual level, and is silent as to specific implementation requirements. As a consequence, accounting firms and their clients have been required to make assumptions, in certain circumstances, regarding application of the rules to transactions not addressed by the existing rules. We believe our current business arrangements and contract terms have been properly reported under the current rules. However, if final interpretations of these rules necessitate a change in our current revenue recognition practices, our results of operations, financial condition and business could be materially and adversely affected. For further discussion, see “Critical Accounting Policies and Estimates,” above.

In addition to the above, the US Congress enacted the Sarbanes-Oxley Act of 2002 (SOA) on July 30, 2002, largely in response to a recent rash of financial scandals involving public companies such as Enron. The SOA provides for sweeping and unprecedented corporate reforms, focusing on public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas, and establishing harsher civil and criminal penalties for violation of U.S. securities laws. Certain provisions of the SOA became effective immediately, and others required the SEC to enact rules and regulations to carry out the purposes of the act. Many of these new SEC-mandated rules and procedures (including rules requiring personal certification of a company’s SEC reports by the company’s chief executive officer and senior financial officers, accelerated filing of certain SEC reports, and changes in the role and functions of a company’s audit committee), became effective during the latter half of 2002 and in early 2003, and many additional rules and regulations will be enacted in 2003 and beyond. We believe our corporate practices and standards meet or exceed the current rules and regulations promulgated under the SOA. However, new or additional rules that influence significant adjustments to our business practices and procedures could result in increased administrative costs, lengthened sales cycles and other changes that could adversely affect our results of operations.

Stock Price Volatility

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly impact our stock price. Inevitably, some investors will experience gains while others will experience losses depending on the timing of their investment. The market for our stock and for technology stocks in general has been highly volatile, and the trading price of the Company’s Common Stock has fluctuated widely in recent years.

During the past two years, U.S. stock prices in general have experienced a significant downturn, due, in part, to the collapse of “dot.com” stocks, the continued weakening of the U.S. and global economic conditions, acts of domestic and international terrorism, and the threat of imminent war in the Middle East (see also “Revenue Related Factors,” above). Our stock price may continue to fluctuate in the future in response to these and various other factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, acquisitions of other businesses and technologies, and other events. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high technology companies, but which often have been unrelated to the operating performance of these companies.

Competition

The IT industry and the market for our products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the rapid emergence of the e-Business marketplace. We have numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, and other smaller highly aggressive firms. Many of these companies may have greater financial, technical, sales and marketing resources, and a larger installed customer base than Sybase. In addition, our competitors’ advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop new products, enhance existing products and retain competitive pricing policies in a timely manner. Our failure to compete successfully with new or existing competitors could have a material adverse impact on our business, and on the market price of our stock.

Product Development

Increased widespread use of the Internet and fast-growing market demand for enterprise portals and mobile and embedded solutions may significantly alter how we do business in the future. This could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices, which could significantly impact our ability to generate future revenues.

We have released the Sybase Enterprise Portal, an industry leading enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN in April 2001, we gained the ability to offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. When we acquired OnePage, Inc. in April 2002, we gained technology designed to further enhance our Sybase Enterprise Portal offering. Our recent acquisition of AvantGo in 2003 allows us to significantly enhance our iAS mobile and embedded products and solutions. We believe our focus on enterprise portals, mobile and embedded solutions and services and our other strategies will enhance revenues and profitability. However, if the market does not continue to develop as anticipated, or if our solutions and services do not successfully compete in the relevant markets, we may not realize expected revenues and profitability.

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

Changes in Sales Model

Our sales model has evolved significantly during the past few years to keep pace with new and developing business environments, such as the World Wide Web, and changing customer demands in our targeted markets. If we have misjudged demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now Financial Fusion, Inc., a majority-owned subsidiary) increased our focus on the financial services market. In May 2000, we announced the launch of iAnywhere Solutions, Inc., a majority-owned subsidiary formed to continue the business of the MEC division in mobile and embedded e-Business products and services. eBD was created in the second quarter of 2001 when we acquired NEN, and consists of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division. In January 2003, we further reorganized our sales focus with the creation of the Infrastructure Platform Group (IPG), which will focus on increasing market presence and revenue through solution partners (e.g., ISVs, VARs and OEMs) and delivery partners (e.g., SIs, distributors and resellers). Our worldwide field organization will continue to focus on end user customers, and will continue to provide field support to promote growth of our business through partners. Further reorganization of our sales model could have a direct affect on our results of operations. See “Revenue Related Factors,” above.

International Operations

We currently derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2002, revenues outside North America represented 40% of our total revenues. Because of this, global political unrest, acts of terrorism and the current war in the Middle East could have a material impact on our international revenues and operations. See “Revenue Related Factors,” above.

As a global concern, we also face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see “Financial Risk Management – Foreign Exchange Risk” above, incorporated here by reference.

Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions. For example, during 2002, we centralized finance functions within specific geographic regions (rather than maintaining them on a country-by-country basis), closed a subsidiary in the Czech Republic, and dissolved New Era of Networks, Inc. as well as several of its majority-owned and wholly owned subsidiaries. In February 2001, we acquired our distributor in Denmark and in September 2000, we acquired certain assets and assumed certain liabilities of our distributor in Mexico. During 1999 and 2000, we closed various subsidiaries including Chile and Peru. Several significant management and organizational changes occurred during the same periods, including the resignation or replacement of regional management in Europe and Asia.

Other factors that could significantly impact aspects of our international operations include:

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

Changes in Management; Human Resources

In recent years, we have added to our executive management team. For example, In January 2003, Thomas Volk joined the Company as Executive Vice President, Infrastructure Platform Group, and in the second quarter of 2002, Michael Bealmear joined the Company as Executive Vice President, Worldwide Field Operations. Richard Moore, who was named President of FFI in August 2002, joined the Company in July 2001 as Senior Vice President and General Manager of the v-Business Group. In October 2001, Billy Ho, our Senior Vice President and General Manager of eBD, replaced George F. (Rick) Adam, former CEO of NEN who had previously been appointed to the position when we acquired NEN in April 2001. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Changes in our Board membership could also affect the Company’s current strategic business plans.

Additionally, our inability to hire and retain qualified technical, managerial, sales and other employees could affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is typically intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.

Acquisitions and Strategic Relationships

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and formed certain strategic relationships, and will likely continue to do so in the future. For example, in February 2003 we completed our acquisition of AvantGo, Inc., a leading provider of mobile enterprise software, and in April 2002, we acquired all of the issued and outstanding stock of OnePage, Inc., a leading provider of technology and applications for building the information components – portlets – of corporate, consumer and wireless portals. During 2001, we acquired NEN, a developer of enterprise application integration software, as well as our distributor in Denmark. During 2000, we acquired certain assets of our distributor in Mexico, and the stock of Home Financial Network, Inc. (now FFI). In 1999, we acquired Data Warehouse Network, a provider of industry-specific business intelligence application.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to “MD&A – Financial Risk Management,” Part II, Item 7, incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Stockholders Sybase, Inc.

We have audited the accompanying consolidated balance sheets of Sybase, Inc., as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule for the year ended December 31, 2002 listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note One and Note Four to the consolidated financial statements, in 2002 Sybase, Inc. changed its method of accounting for goodwill and other purchased intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 28, 2003, except for Note Fourteen
as to which the date is February 25, 2003

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$231,267	$222,793
Short-term cash investments	63,740	64,216

Total cash, cash equivalents and short-term cash investments	295,007	287,009
Restricted cash	5,653	3,426
Accounts receivable, less allowance for doubtful accounts of $10,307 (2001 - $19,706)	169,193	185,786
Deferred income taxes	20,097	16,746
Prepaid expenses and other current assets	14,669	21,411

Total current assets	504,619	514,378
Long-term cash investments	92,173	56,151
Property, equipment and improvements, net	70,402	76,150
Deferred income taxes	46,295	25,208
Capitalized software, net	62,266	53,589
Goodwill, less accumulated amortization of $129,855 in 2001	136,826	299,950
Other purchased intangibles, less accumulated amortization of $46,227 (2001 – $30,381)	50,473	75,319
Other assets	29,695	32,497

Total assets	$992,749	$1,133,242

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,085	$14,179
Accrued compensation and related expenses	36,671	44,530
Accrued income taxes	34,023	37,485
Other accrued liabilities	112,468	115,448
Deferred revenue	200,458	194,165

Total current liabilities	396,705	405,807

Other liabilities	10,641	5,887
Minority interest	5,029	5,029
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 94,660,056 shares outstanding (2001 – 105,113,402 shares issued and 98,725,140 shares outstanding)	105	105
Additional paid-in capital	929,064	925,709
Accumulated deficit	(189,936)	(68,723)
Accumulated other comprehensive loss	(8,673)	(27,994)
Cost of 10,677,306 shares of treasury stock (2001 – 6,388,262 shares)	(146,816)	(107,175)
Unearned stock compensation	(3,370)	(5,403)

Total stockholders’ equity	580,374	716,519

Total liabilities and stockholders’ equity	$992,749	$1,133,242

See accompanying notes.

Consolidated Statements of Operations

	For the years ended December 31,
(In thousands, except per share data)	2002	2001	2000

Revenues:
License fees	$325,916	$389,038	$468,501
Services	503,945	538,885	494,662

Total revenues	829,861	927,923	963,163
Costs and expenses:
Cost of license fees	51,448	45,695	45,120
Cost of services	190,067	240,779	248,542
Sales and marketing	271,765	331,237	345,149
Product development and engineering	117,784	125,404	126,689
General and administrative	84,938	76,885	67,267
Amortization of goodwill	—	53,859	30,155
Amortization of other purchased intangibles	2,000	2,000	2,575
Goodwill impairment	12,300	—	—
In-process research and development	—	18,500	8,000
Stock compensation expense	1,937	1,334	—
Cost (reversal) of restructuring	40,446	48,751	(791)

Total costs and expenses	772,685	944,444	872,706

Operating income (loss)	57,176	(16,521)	90,457
Interest income	11,674	16,952	17,857
Interest expense and other income, net	2,359	577	(822)
Minority interest	—	(30)	94

Income (loss) before income taxes and cumulative effect of an accounting change	71,209	978	107,586
Provision for income taxes	33,428	26,500	35,461

Income (loss) before cumulative effect of an accounting change	37,781	(25,522)	72,125
Cumulative effect of an accounting change to adopt SFAS 142	(132,450)	—	—

Net income (loss)	$(94,669)	$(25,522)	$72,125

Income (loss) per share before cumulative effect of an accounting change	$0.39	$(0.27)	$0.82
Cumulative effect of an accounting change	(1.37)	—	—

Basic net income (loss) per share	$(0.98)	$(0.27)	$0.82

Shares used in computing basic net income (loss) per share	96,844	94,592	87,711

Income (loss) per share before cumulative effect of an accounting change	$0.38	$(0.27)	$0.78
Cumulative effect of an accounting change	(1.33)	—	—

Diluted net income (loss) per share	$(0.95)	$(0.27)	$0.78

Shares used in computing diluted net income (loss) per share	99,584	94,592	92,150

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

	Three years ended December 31, 2002
					Accumulated
	Common stock		Additional		Other		Unearned
	Outstanding	Par	paid-in	Accumulated	Comprehensive	Treasury	Stock
(Dollars and shares in thousands)	Shares	Value	capital	Deficit	Loss	Stock	Compensation	Total

Balances at December 31, 1999	80,921	$83	$432,352	$(48,037)	$(16,426)	$(31,862)	$—	$336,110
Common stock issued in connection with business combinations	7,594	8	144,057	—	—	—	—	144,065
Common stock issued and treasury stock reissued under stock option and stock purchase plans	3,073	—	44	(31,028)	—	57,937	—	26,953
Acquisition of treasury stock	(3,932)	—	—	—	—	(89,141)	—	(89,141)
Tax benefit of exercise of stock options	—	—	6,519	—	—	—	—	6,519

Subtotal	87,656	91	582,972	(79,065)	(16,426)	(63,066)	—	424,506
Net income	—	—	—	72,125	—	—	—	72,125
Foreign currency translation adjustments	—	—	—	—	(5,879)	—	—	(5,879)

Comprehensive income								66,246

Balances at December 31, 2000	87,656	91	582,972	(6,940)	(22,305)	(63,066)	—	490,752

Common stock issued in connection with business combinations	14,567	14	336,124	—	—	—	(1,166)	334,972
Common stock issued and treasury stock reissued under stock option and stock purchase plans	2,494	—	3	(27,143)	—	53,665	—	26,525
Treasury stock reissued under restricted stock option plan	384		5,571	(9,118)	—	9,156	(5,571)	38
Acquisition of treasury stock	(6,376)	—	—	—	—	(106,930)		(106,930)
Amortization of unearned stock compensation		—	—	—	—		1,334	1,334
Tax benefit of exercise of stock options	—	—	1,039	—	—	—	—	1,039

Subtotal	98,725	105	925,709	(43,201)	(22,305)	(107,175)	(5,403)	747,730
Net loss	—	—	—	(25,522)	—	—	—	(25,522)
Foreign currency translation adjustments	—	—	—	—	(6,257)	—	—	(6,257)
Unrealized gains/(losses) on marketable securities	—	—	—	—	568	—	—	568

Comprehensive loss								(31,211)

Balances at December 31, 2001	98,725	105	925,709	(68,723)	(27,994)	(107,175)	(5,403)	716,519

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	2,633	—	—	(26,690)	—	50,332	—	23,642
Treasury stock repurchased due to forfeiture in restricted stock option plan	(6)		(95)	146	—	(147)	95	(1)
Acquisition of treasury stock	(6,692)	—	—	—	—	(89,826)		(89,826)
Amortization of unearned stock compensation		—	—	—	—		1,938	1,938
Tax benefit of exercise of stock options	—	—	3,450	—	—	—	—	3,450

Subtotal	94,660	105	929,064	(95,267)	(27,994)	(146,816)	(3,370)	655,722
Net loss	—	—	—	(94,669)	—	—	—	(94,669)
Foreign currency translation adjustments	—	—	—	—	18,826	—	—	18,826
Unrealized gains/(losses) on marketable securities	—	—	—	—	495	—	—	495

Comprehensive loss								(75,348)

Balances at December 31, 2002	94,660	$105	$929,064	$(189,936)	$(8,673)	$(146,816)	$(3,370)	$580,374

See accompanying notes.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2002	2001	2000

Cash and cash equivalents, beginning of year	$222,793	$235,588	$250,103
Cash flows from operating activities:
Net income (loss)	(94,669)	(25,522)	72,125
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,342	136,482	107,879
Write-off of in-process research and development		18,500	8,000
Write-off of assets in restructuring	992	3,188	—
Minority interest in income (loss) of subsidiaries		30	(94)
(Gain) Loss on disposal of assets	(3,004)	(962)	754
Goodwill impairment	144,750
Deferred income taxes	(4,771)	(1,563)	(6,551)
Tax benefit from exercise of stock options	3,451	1,039	6,519
Amortization of deferred stock-based compensation	1,938	1,334	—
Changes in assets and liabilities:
Accounts receivable	16,234	58,184	(31,633)
Other current assets	6,648	4,163	(3,397)
Accounts payable	33	(8,687)	4,411
Accrued compensation and related expenses	(7,472)	(19,794)	(3,783)
Accrued income taxes	4,555	(1,422)	19
Other accrued liabilities	1,359	(44,127)	(2,234)
Deferred revenues	7,940	(28,054)	19,117
Other liabilities	4,953	305	(34)

Net cash provided by operating activities	164,277	93,094	171,098
Cash flows from investing activities:
Increase in restricted cash	(2,227)	(3,426)	—
Purchases of available-for-sale cash investments	(234,754)	(119,745)	(128,668)
Maturities of available-for-sale cash investments	43,857	82,497	81,149
Sales of available-for-sale cash investments	156,916	66,768	29,291
Business combinations, net of cash acquired	(2,106)	27,166	(33,573)
Purchases of property, equipment and improvements	(40,476)	(38,985)	(30,398)
Proceeds from sale of fixed assets	1,068	568	154
Capitalized software development costs	(32,729)	(35,783)	(20,210)
(Increase) decrease in other assets	327	(1,971)	(20,778)

Net cash used for investing activities	(110,124)	(22,911)	(123,033)
Cash flows from financing activities:
Minority Interest	—	3,133	1,960
Net proceeds from the issuance of common stock and reissuance of treasury stock	23,641	28,401	30,049
Purchases of treasury stock	(89,826)	(106,930)	(89,141)

Net cash used for financing activities	(66,185)	(75,396)	(57,132)
Effect of exchange rate changes on cash	20,506	(7,582)	(5,448)

Net increase (decrease) in cash and cash equivalents	8,474	(12,795)	(14,515)
Cash and cash equivalents, end of year	231,267	222,793	235,588

Cash investments, end of year	155,913	120,367	119,024
Total cash, cash equivalents and cash investments, end of year	$387,180	$343,160	$354,612

Supplemental disclosures:
Interest paid	$198	$276	$339
Income taxes paid	$31,693	$22,702	$33,725

See accompanying notes.

Notes to Consolidated Financial Statements

Note One: Summary of Significant Accounting Policies

The Company

Sybase, Inc. (Sybase, or the Company) provides enterprise infrastructure that bridges heterogeneous technologies. The Company provides products that help companies integrate, manage and deliver applications, content and data anywhere they are needed. Sybase’s software products and professional consulting services provide a comprehensive platform for delivering the integrated solutions businesses need to be successful.

During 2002, the Company was organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, product marketing, partner relationship management and customer support teams.

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required to develop and maintain a variety of operational systems including e-Business infrastructures that allow enterprises to integrate, move and manage very large amounts of data and applications across diverse computing environments. iAnywhere Solutions, Inc. (iAS), is a subsidiary that provides mobile and embedded solutions to empower businesses with always-available access to enterprise information. The e-Business Division (eBD) delivers an end-to-end e-Business platform and enterprise application integration capabilities outside a company’s “firewall” and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems to let businesses consolidate and analyze large amounts of information from data warehouses and data marts to facilitate better decision making and gain a competitive edge in mission-critical areas. Financial Fusion, Inc. (FFI), formerly HFN, is a wholly owned subsidiary that delivers e-Finance solutions to leading financial institutions, fusing applications and middleware on a single integrated platform.

Principles of Consolidation

The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, litigation and other contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. The Company’s management has discussed these estimates with the Audit Committee of Sybase’s Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from its normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in the portfolio. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

Capitalized Software

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a working model or a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $186.7 million and $154.9 million, at December 31, 2002 and 2001, respectively, and related accumulated amortization was $124.5 million, and $101.4 million, respectively. Software amortization charges included in cost of license fees were $24.0 million, $17.8 million and $22.4 million for 2002, 2001 and 2000, respectively.

SFAS 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimated future gross revenues reduced by estimated future costs of completing and disposing of the product, the excess is written off. If the estimated future gross revenue associated with certain of the Company’s software products were to be reduced, write-offs of capitalized software costs might be required.

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

Goodwill and Other Purchased Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets, “ (SFAS 142) on January 1, 2002. Under SFAS 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. With the adoption of SFAS 142, the Company ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

In accordance with SFAS 142, the Company performed the first of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. In performing the first step of this analysis, the Company first assigned its assets and liabilities, including existing goodwill and other intangible assets, to its identified reporting units to determine their carrying value. For this purposes, the Company’s reporting units equate to its five business segments discussed in Note Ten below. Based on the analysis of an independent third party appraiser, the Company then estimated the fair value of each reporting unit utilizing various valuation techniques including discounted cash flow and comparative market analysis. Step one of this analysis was then completed by comparing the carrying value of each reporting unit to its fair value. This comparison indicated a possible goodwill impairment within the FFI and eBD reporting units and necessitated step two of the analysis.

In step two of the analysis the Company allocated the fair value of FFI and eBD to their respective assets and then compared the implied value of their goodwill to such goodwill’s carrying value. Based on the completed analysis, the Company recognized an impairment loss of $132.4 million in the first quarter of 2002. This loss was recognized as a cumulative effect of an accounting change. The impairment loss had no income tax effect.

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. The Company transferred $7.9 million of net assembled workforce to goodwill as of January 1, 2002. This amount was partially offset by the reclassification of $3.2 million of an associated deferred tax liability.

The Company conducted the annual impairment testing required by SFAS 142 as of December 31, 2002. Based on this analysis, Sybase recognized an impairment loss of $12.3 million on the goodwill associated with the FFI division. The impairment loss primarily resulted from a reduction in the Company’s estimates of future cash flows generated by this reporting unit. The Company’s estimates were reduced from those used at the beginning of the year based on its analysis of current and future market conditions for the FFI division. After consideration of the impairment loss, the carrying value of the goodwill associated with the FFI division was $29.3 million. In future years, a reduction of the Company’s estimated future economic benefits to be generated by certain reporting units could result in a further impairment loss associated with various intangible assets.

Other purchased intangible assets which have generally resulted from business combinations accounted for as purchase, see Note Eleven below, are recorded at amortized cost. Amortization is computed using the straight-line method over periods of 3 to 10 years.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement did not have a significant impact on the Company’s financial condition or operating results.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting using labor hours to measure the completion percentage. In order to apply the “percentage of completion” of method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion.

Sublicense fees are recognized as reported to the Company by its licensees. License fees revenue for certain application development and data access tools is recognized upon direct shipment to the end user or direct shipment to the reseller for the end user. If collectibility is not reasonably assured, revenue is recognized when the fee is collected.

Technical support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for education are recognized as services are performed. Revenues from other contract services are generally recognized under the percentage-of-completion method described above.

Business Combinations

The Company has accounted for all its recent acquisitions using the purchase method of accounting. In the case of its material acquisitions, the Company based its purchase price allocation and useful life estimates on an analysis performed by an independent third party. See Note Eleven for specific details.

Foreign Currencies

The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. For foreign subsidiaries in countries with highly inflationary economies, the accounts are translated as if the U.S. dollar was the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using current exchange rates, and gains and losses from this translation process are credited or charged to the “accumulated other comprehensive loss” account included in stockholders’ equity. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations.

In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of inter-company balances between Sybase entities resulting from software license royalties and certain management, research, and administrative services. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, Yen, Euro and the Hong Kong dollar. These forward exchange contracts are recorded at fair value and the resulting gains or losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses from foreign exchange contracts on hedged balances. All foreign exchange contracts have a life of approximately 30 days and are marked-to-market at the end each reporting period with unrealized gains and losses included in other income.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made in the period of such determination. The adjustment to the deferred tax asset would increase income unless it related to certain deferred tax assets associated with tax attributes acquired in the NEN acquisition, in which case the associated benefit would reduce goodwill. Similarly, if the Company determines that it is unable to realize a portion of its recorded deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period made.

Stock Based Compensation

SFAS 123, “Accounting for Stock Based Compensation,” encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within a Company’s summary of significant accounting policies. Had compensation cost been charged to expense for grants to employees under the Company’s fixed stock option plans (including the FFI and iAS Plans) and its employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged by SFAS No. 123, the Company’s net income/(loss) and net income/(loss) per share would have been adjusted to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)	2002	2001	2000

As reported net income/(loss) — stock-based employee compensation determined using the intrinsic value method	$(94,669)	$(25,522)	$72,125
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$1,937	1,334	—
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(35,626)	$(38,358)	$(30,931)

Pro-forma net income/(loss) – stock-based employee compensation determined under the fair value method	$(128,358)	$(62,546)	$41,194
Basic net income/(loss) per share
As reported	$(0.98)	$(0.27)	$0.82
Pro forma	(1.33)	(0.66)	0.47
Diluted net income/(loss) per share
As reported	$(0.95)	$(0.27)	$0.78
Pro forma	(1.28)	(0.66)	0.45

The fair value employee compensation cost was determined using the Black-Scholes option pricing model. Additional information regarding the valuation of the stock options is provided in Note Seven below.

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

The following shows the computation of basic and diluted net income (loss) per share at December 31:

(In thousands, except per share data)	2002	2001		2000

Net income (loss)	$(94,669)	$(25,522)		$72,125
Shares used in computing basic net income (loss) per share	96,844	94,592		87,711
Effect of dilutive securities – stock options	2,740	(a	)	4,439
Shares used in computing diluted net income (loss) per share	99,584	94,592		92,150
Basic net income (loss) per share	$(0.98)	$(0.27)		$0.82
Diluted net income (loss) per share	$(0.95)	$(0.27	)(a)	$0.78

(a)  The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss) and other changes to stockholders’ equity not reflected in net income (loss). The Company’s components of other comprehensive income (loss) consist of foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.

Other Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does to have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses. The Company will be required to implement the provisions of FIN 45 as of January 1, 2003 and does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) effective for exit or disposal activities initiated after December 31, 2002. Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. SFAS 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS 146 prospectively for all restructuring activities initiated after December 31, 2002.

In November 2001, the FASB issued Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14) formerly named Topic D-103. EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the statement of operations. The Company adopted the guidance on January 1, 2002. Prior to 2002, the Company had recorded out-of-pocket expense reimbursements as a reduction to operating expenses. Beginning in January 1, 2002, such reimbursements were recorded as service fees revenue, which resulted in increased revenue and increased operating expenses. Comparative financial statements for prior year information have been reclassified to conform to the new presentation. Prior to the reclassification, out-of-pocket expenses reimbursements of $1.8 million and $2.7 million were recorded as a reduction of cost of services during the years ended December 31, 2001 and 2000, respectively. The provisions of EITF 01-14 did not have any impact on the Company’s financial condition, operating results, or cash flow for the year ended December 31, 2002.

Note Two: Financial Instruments

Cash, Cash Equivalents and Cash Investments

Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with original maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of the short term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Cash investments consist principally of commercial paper, corporate bonds, U.S. Government bonds and taxable municipal bonds with maturities between 90 days and up to three years and are stated at amounts that approximate fair value, based on quoted market - prices. No individual investment security equaled or exceeded two percent of total assets.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2002, the Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Unrealized gains and losses at December 31, 2002 were not significant. Realized gains and losses are determined on the specific identification method and are reflected in income.

At December 31, cash equivalents and amortized cost of investments in marketable securities and their approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	Fair Market
(Dollars in thousands)	Cost	Gains	(Losses)	Value

December 31, 2002:
Cash and cash equivalents	$231,267	$—	$—	$231,267
Short-term cash investments (maturities of one year or less)	63,502	241	(3)	63,740
Long-term cash investments (maturities over one year)	90,849	1,326	(2)	92,173

	$385,618	$1,567	$(5)	$387,180

December 31, 2001:
Cash and cash equivalents	$222,793	$—	$—	$222,793
Short-term cash investments (maturities of one year or less)	63,773	444	(1)	64,216
Long-term cash investments (maturities over one year)	55,721	534	(104)	56,151

	$342,287	$978	$(105)	$343,160

Restricted Cash

At December 31, 2002, the Company had $5.7 million in restricted cash set aside for a guarantee against certain payroll and leases in the United Kingdom.

Foreign Currency Forward Exchange Contracts

At December 31, 2002, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $4.5 million, and to exchange U.S. dollars and Euros into various foreign currencies in the amounts of $19.8 million and $20.0 million, respectively. At December 31, 2001, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $1.4 million and to exchange U.S. dollars and Euros into various foreign currencies in the amounts of $15.5 million and $20.7 million, respectively. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 2002 or 2001. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income. One of two major U.S. multinational banks is counter party to all of these contracts during both 2002 and 2001.

Note Three: Property, Equipment and Improvements

			Estimated
(Dollars in thousands)	2002	2001	useful lives

Computer equipment and software	$289,876	$269,664	3 years
Furniture and fixtures	86,400	78,989	5 years
Leasehold improvements	51,470	50,634	lease term

	427,746	399,287
Less accumulated depreciation	(357,344)	(323,137)

Net property, equipment and improvements	$70,402	$76,150

Depreciation expense amounted to $37.9 million, $39.8 million and $43.5 million in 2002, 2001 and 2000, respectively.

Note Four: Goodwill and Other Purchased Intangibles

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

						Consolidated
(In thousands)	ESD	EBD	BID	FFI	IAS	Total

Balance at January 1, 2002	$7,162	$211,384	$113	$85,865	—	$304,524
Reduction in liabilities in purchase accounting	—	(1,299)	—	—		(1,299)
Reduction for utilization of acquired tax assets		(19,307)		(5,319)		(24,626)
Additions	—	2,017	—	—	89	2,106
Foreign currency translation Adjustments	871	—	—	—		871
Impairment loss				(12,300)		(12,300)
Accounting change	—	(93,485)	—	(38,965)		(132,450)

Balance at December 31, 2002	$8,033	$99,310	$113	$29,281	$89	$136,826

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. We transferred $7.9 million of net assembled workforce to goodwill as of January 1, 2002. This amount was partially offset by the reclassification of $3.2 million of an associated deferred tax liability.

The following table reflects intangible assets subject to amortization as of December 31, 2002 and December 31, 2001:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/30/02	12/30/02	12/30/02	12/31/01	12/31/01	12/31/01

Purchased technology	$76,700	$(40,338)	$36,362	$76,700	$(25,413)	$51,287
Assembled workforce	—	—	—	9,000	(1,079)	7,921
Customer lists	20,000	(5,889)	14,111	20,000	(3,889)	16,111

Totals	$96,700	$(46,227)	$50,473	$105,700	$(30,381)	$75,319

Purchased technology is generally amortized over a period of 4 to 7 years; covenant not to compete is generally amortized over a period of 7 years; customer lists are generally amortized over a period of 10 years.

Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (dollars in thousands):

2003	$16,925
2004	16,925
2005	8,346
2006	2,167
2007	2,000

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented:

	For the years ended December 31,
(Dollars in thousands, except per share data)	2002	2001	2000

Reported income (loss) before cumulative effect of an accounting change	$37,781	$(25,522)	$72,125
Add back goodwill (including assembled workforce) amortization, net of tax	—	53,859	30,155

Adjusted income before cumulative effect of an accounting change	$37,781	$28,337	$102,280

Adjusted basic net income (loss) per share:
Reported basic income (loss) per share before cumulative effect of an accounting change	$0.39	$(0.27)	$0.82
Add back goodwill (including assembled workforce) amortization, net of tax	—	0.57	0.34

Adjusted basic income per share before cumulative effect of an accounting change	$0.39	$0.30	$1.16

Adjusted diluted net income (loss) per share:
Reported diluted income (loss) per share before cumulative effect of an accounting change	$0.38	$(0.26)	$0.78
Add back goodwill amortization, net of tax	—	0.55	0.33

Adjusted diluted income per share before cumulative effect of an accounting change	$0.38	$0.29	$1.11

Note Five: Other Assets

Other assets consist of the following (in thousands):

	2002	2001

Deposits	$23,167	$23,582
Other	6,528	8,915

	$29,695	$32,497

Deposits include an $18.0 million security deposit on a 15-year non-cancelable lease for the Company’s Dublin, California facility (see Note Six).

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

In September 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sale-leaseback agreement. Under the terms of this agreement, the Company entered into a seven-year operating lease, which was amended in June 1, 2001 to extend the lease term an additional six years. The termination date of this lease is October 31, 2012. The sales price of $5.3 million resulted in a gain of $2.8 million, which is being amortized on a straight-line basis over the original lease period.

Future minimum lease payments under non-cancellable operating leases having initial terms in excess of one year as of December 31, 2002 are as follows

(dollars in thousands):
2003	$48,483
2004	43,012
2005	33,584
2006	32,704
2007	31,337
Thereafter	199,040

Total minimum lease payments*	$388,160

*     Minimum payments have not been reduced by minimum sublease rentals of $11.4 million due in the future under noncancellable subleases.

The following schedule shows the composition of total rental expense for all operating leases:

	Year ending December 31,

(dollars in thousands):	2002	2001	2000

Minimum rentals	$50,369	$39,382	$36,361
Less: sublease rentals	5,708	3,789	4,173

	$44,661	$35,593	$32,188

At December 31, 2002, the Company had outstanding letters of credit in the amount of $1.1 million. The letters of credit relate to certain professional services engagements and certain operating leases.

Note Seven: Stockholders’ Equity

Pursuant to a Preferred Stock Rights Agreement between the Company and American Stock Transfer and Trust Company, as rights agent, the Company’s Board of Directors declared a dividend of one right (a Right) to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of the Company’s Common Stock outstanding on August 15, 2002. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $90, subject to certain adjustments, upon the acquisition of, or announcement of the intent to acquire, 15 percent of the Company’s Common Stock by a person or group of affiliated or associated persons. The Rights plan is intended to maximize the value of the Company in the event of an unsolicited attempt to take over the Company in a manner or on terms not approved by Sybase’s Board of Directors.

Restricted Stock Grants

During the year ended December 31, 2001, the Company issued rights to purchase an aggregate of 383,667 shares of its Common Stock as restricted stock under the 1996 Stock Plan to certain senior executives at a price of $0.10 per share. All of these rights were timely exercised, and the restricted shares were issued. The restricted shares are subject to repurchase by the Company a period of 3- or 4-years from the date of grant (Repurchase Period), depending on the terms of the particular grant. The Company has amortized the difference between fair market value of the underlying shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares, pro rata over the term of the applicable Repurchase Period. The Company’s right to repurchase is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time before the relevant Repurchase Period has expired. In 2002, 6,000 restricted shares were repurchased by the Company. As of December 31, 2002, 377,667 restricted shares were outstanding, and all were subject to repurchase.

Stock Option Plans

Pursuant to the terms of the Company’s 1988 Stock Plan (1988 Stock Plan), an aggregate of 17,930,480 shares of Common Stock have been issued or reserved for issuance at December 31, 2002 upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 1988 Stock Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory options granted under the 1988 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Only employees are eligible to receive non-statutory option grants. Options granted prior to January 1, 1997 expire ten years from the grant date, or one month after termination of employment, or six months after death or permanent disability of the optionee. Options granted subsequent to January 1, 1997 expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability of the optionee. Options in all of these cases are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. The 1988 Stock Plan expired in June 1998, in accordance with its terms. As of that time, no further options were granted under the 1988 Stock Plan, but optionees are able to exercise their vested options before those options expire. All unexercised options are cancelled upon expiration. As of December 31, 2002, there were 3,116,184 unexercised options outstanding under the 1988 Stock Plan.

Pursuant to the Company’s 1996 Stock Plan (1996 Stock Plan), at December 31, 2002, an aggregate of 16,727,000 shares of Common Stock have been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory stock options granted under the 1996 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options generally expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months.

Pursuant to the 1999 Nonstatutory Stock Plan (1999 Stock Plan), at December 31, 2002, an aggregate of 7,000,000 shares of Common Stock have been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. Employees (i) who are officers of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934, or (ii) who hold the title of vice president or above, are not eligible to receive options under the 1999 Stock Plan. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price of all stock options granted under the 1999 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options expire on terms set forth in the grant notice (generally with 10 years from the grant date), or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.

An aggregate of 700,000 shares of Common Stock have been issued or reserved for issuance under the 1992 Director Option Plan, as amended (the 1992 Director Plan), as of December 31, 2002. All options under the 1992 Director Plan are non-statutory, and may be granted only to non-employee directors. The exercise price of all options granted under the 1992 Director Plan must be the fair market value of the shares at the date of grant. Options expire ten years from the date of grant and vest ratably over four years from the grant date. The 1992 Director Plan expired in February 2002, and no further options are available for grant under the 1992 Director Plan, but optionees are able to exercise their vested options before those options expire.

An aggregate of 300,000 shares of Common Stock has been issued or reserved for issuance under the 2001 Director Option Plan (the 2001 Director Plan) as of December 31, 2002. All options under the 2001 Director Plan are non-statutory. All grants of options under the 2001 Director Plan are automatic and non-discretionary and may be granted only to non-employee directors. The exercise price of all options granted under the 2001 Director Plan must be the fair market value of the shares at the date of grant. Options expire ten years from the date of grant and vest ratably over four years from the grant date.

Price data and activity for the Company’s option plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share

Balance at December 31, 1999	13,094,346	$9.34
Granted	7,452,447	19.56
Exercised	(2,837,408)	7.06
Cancelled	(2,322,220)	12.97

Balance at December 31, 2000	15,387,165	$14.16
Granted	11,268,170	16.40
Exercised	(1,782,592)	9.32
Cancelled	(3,112,298)	23.82

Balance at December 31, 2001	21,760,445	$14.32
Granted	2,950,161	11.26
Exercised	(1,604,503)	9.01
Cancelled	(1,779,379)	17.09

Balance at December 31, 2002	21,326,724	$14.09

The total number of shares granted in 2001 includes 2,764,136 options assumed by the Company due to its acquisition of NEN. The total number of shares granted in 2000 includes 1,135,307 options assumed by the Company due to its acquisition of HFN. At December 31, 2002, options to purchase 11,485,287 shares were exercisable at prices ranging from $0.10 to $148.27. Shares available for grant totaled 4,473,101 at December 31, 2002.

The income tax benefits that accrue to the Company from exercises of nonqualified stock options and disqualifying dispositions of incentive stock options are recorded as additional paid-in capital.

The following table summarizes information about the Company’s fixed stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price

$0.10 to $10.10	8,715,002	7.65	$8.65	4,205,016	$8,22
$10.38 to $15.52	5,353,823	7.50	$12.82	3,008,031	$11.51
$15.55 to $23.94	5,857,459	7.03	$20.30	3,508,444	$20.57
$24.75 to $148.27	1,400,440	7.23	$26.88	763,796	$27.84

$0.10 to $148.27	21,326,724	7.42	$14.09	11,485,287	$14.16

FFI Stock Option Plans

In February of 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). At December 31, 2002, an aggregate of 4,264,230 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, a majority owned subsidiary of the Company, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2000 FFI Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 2000 FFI Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory stock options granted under the 2000 FFI Plan must be at least 85% of the fair market value of the common stock on the date granted. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI’s Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. Options expire over ten years from the grant date, three months after termination of employment, two years after death or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. Optionees holding unexpired options are able to exercise such options before those options expire. At that time, any unexercised options expire and are cancelled. As of December 31, 2002, there were 3,896,391 unexercised options outstanding under the 2000 Plan.

In March 2001, FFI established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2002, an aggregate of 9,000,000 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 2001 FFI Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory stock options granted under the 2001 FFI Plan must be at least 85% of the fair market value of the common stock on the date granted. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI’s Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued during 2002 were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the FFI Plan are summarized as follows:

		Weighted average
	Outstanding options	Exercise price
	number of shares	per share

Granted	14,285,220	$5.00
Exercised	(8,754)	5.00
Cancelled	(2,566,692)	5.00

Balance at December 31, 2000	11,709,774	$5.00
Granted	1,600,484	$5.00
Cancelled	(4,985,775)	5.00

Balance at December 31, 2001	8,324,483	$5.00
Granted	841,900	$5.00
Cancelled	(3,387,344)	5.00

Balance at December 31, 2002	5,779,039	$5.00

At December 31, 2002 there were 3,184,946 shares exercisable under the FFI Plans at a weighted average exercise price of $5.00 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2002 was 7.81 years.

iAS Stock Option Plan

In March 2001, iAS established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 11,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS’s Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. The exercise price of all stock options granted under the iAS Plan must be at least 85% of the fair market value of the common stock on the date granted. As iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS’s Board of Directors and supported by a valuation prepared by the Company. All options issued during 2002 were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the iAS Plan are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share

Granted	8,397,875	$2.51
Cancelled	(89,000)	2.51

Balance at December 31, 2001	8,308,875	$2.51
Granted	1,432,149	$2.51
Cancelled	(214,866)	2.51

Balance at December 31, 2002	9,526,158	$2.51

At December 31, 2002 there were 2,897,795 shares exercisable under the iAS Plan at a weighted average exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2002 was 8.72 years.

Employee Stock Purchase Plans

The Company’s 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended (collectively the ESPP), allow eligible employees to purchase our Common Stock through payroll deductions. The ESPP consists of 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the Common Stock at the first day of each 6-month exercise period or at the last day of each 6-month exercise period. Purchases are limited to 10 percent of an employee’s eligible compensation, subject to an annual maximum, as defined in the ESPP.

As of December 31, 2002, an aggregate of 11,800,000 shares of Common Stock had been reserved under the ESPP, of which 1,640,542 shares remained available for issuance. Employees purchased 807,295 shares in 2002, 710,312 shares in 2001, and 675,118 shares in 2000.

Pro Forma Disclosures of the Effect of Stock Based Compensation Plans

The Company applies the intrinsic value based method set forth by APB 25 and related Interpretations in accounting for grants to employees under its stock-based compensation plans, described above. Under this method, compensation expense is recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is then generally recognized over the vesting period of the option. Compensation cost for the estimated fair value of grants to non-employee consultants of stock-based compensation has not been material.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock option plans			Purchase plans
	2002	2001	2000	2002	2001	2000

Expected volatility	67.65%	72.08%	70.93%	67.65%	72.08%	70.93%
Risk-free interest rates	3.46%	4.32%	6.18%	1.82%	3.41%	6.18%
Expected lives (years)	4.25	4.25	4.25	.50	.50	.50
Expected dividend yield	—	—	—	—	—	—

The weighted average grant date fair value of options (excluding FFI and iAS options) granted in 2002, 2001 and 2000 was $6.18, $7.38, and $12.81 per share, respectively. The weighted average grant date fair value of the FFI options granted in 2002, 2001 and 2000 was $2.75, $2.92, and $2.97 per share, respectively. The weighted-average grant-date fair value of the iAS options granted in 2002 and 2001 was $1.38 and $1.46 per share, respectively. The pro forma compensation expense shown above is net of tax assuming a tax benefit would be generated at a rate of 40 percent.

Note Eight: Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The following is a geographical breakdown of consolidated income (loss) before the cumulative effect of an accounting change, and income taxes (including intercompany royalties and expenses) by income tax jurisdiction (dollars in thousands):

	2002	2001	2000

United States	$(8,958)	$(81,175)	$25,674
Foreign	80,167	82,158	81,912

Total	$71,209	$983	$107,586

The provisions (credits) for income taxes consist of the following (dollars in thousands):

	2002	2001	2000

Federal
Current	$29,464	$1,166	$11,542
Deferred	(20,237)	(613)	(6,935)

	9,227	553	4,607
State
Current	1,406	987	2,888
Deferred	740	(728)	640

	2,146	259	3,528
Foreign
Current	23,748	25,921	27,071
Deferred	(1,693)	(233)	255

	22,055	25,688	27,326

Total	$33,428	$26,500	$35,461

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

	2002	2001	2000

Tax (credit) at U.S. statutory rate	$24,923	$344	$37,655
State tax, net of federal benefit	2,146	259	3,528
Effect of foreign operations	(505)	(295)	(7,277)
Amortization/impairment of intangible assets	5,339	25,025	13,875
Research and development tax credits	(500)	(500)	(750)
Utilization of net operating loss and credit Carryforwards	(1,153)	—	(2,261)
Effect of valuation allowance	—	—	(9,725)
Other	3,178	1,667	416

Total	$33,428	$26,500	$35,461

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s net deferred tax assets were as follows at December 31 (dollars in thousands):

	2002	2001

Depreciation	$7,566	$19,137
Deferred revenue	2,604	498
Accrued expenses	25,957	20,609
Allowance for doubtful accounts	251	2,852
Capitalized R&D expenses	24,711	—
Purchased software	1,211	1,654
Net operating loss carryovers and tax credits
Carryforwards	68,187	78,951
Intangible assets	7,789	11,593
Other assets	8,105	10,971

Gross deferred tax asset	146,381	146,265
Unremitted foreign earnings	(19,489)	(18,110)
Capitalized R&D expenses	—	(11,032)
Acquired Intangibles	(11,152)	(19,289)
Other liabilities	(861)	(1,457)

Gross deferred tax liability	(31,502)	(49,888)
Total before valuation allowance	114,879	96,377
Valuation allowance	(48,488)	(54,423)

Net deferred tax assets	$66,391	$41,954
Recorded as:
Current deferred tax assets	$20,097	$16,746
Noncurrent deferred tax assets	46,295	25,208

	$66,392	$41,954

The valuation allowance decreased by $5.9 million in 2002. This allowance is associated with the deferred tax asset for certain net operating losses and foreign tax credits. The movement in the allowance primarily resulted from the utilization of certain net operating losses acquired in the acquisition of New Era of Networks and Home Financial Network, and certain foreign tax credits. Each of the deferred tax assets associated with these attributes utilized were subject to a full valuation allowance.

Approximately $38.5 million of the valuation allowance relates to deferred tax assets associated with net operating losses acquired in the NEN acquisition. If the associated deferred tax assets are realized, the associated benefit will reduce goodwill arising from the NEN acquisition rather than future income tax expense.

Deferred tax assets relating to carryforwards as of December 31, 2002 include approximately $3.5 million associated with stock option activity for which any subsequently recognized tax benefits would be credited directly to stockholders’ equity. As of December 31, 2002, the Company had research and development tax credits of $15.0 million, which expire in years from 2005 through 2022, foreign tax credits of $8.5 million expiring in years from 2003 through 2006, and an asset of $39.9 million associated with certain net operating losses which expire in the years from 2006 and 2021

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

No provision has been made for income taxes and foreign withholding taxes on approximately $74 million of undistributed earnings from non-US operations as of December 31, 2002 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $16.4 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.

The Internal Revenue Service (“IRS”) has examined the Company’s income tax returns for all years through 1997. During the year, the IRS audit of the Company’s tax returns for the years ended 1995 through 1997 was completed. There was no significant impact on the Company’s applicable accruals relating to these tax years. The IRS is currently examining the Company’s income tax returns for the years 1998 through 2000. The Company believes that it has provided adequate accruals for all open tax years.

Note Nine: Retirement Plan

The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. Starting in 2002, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $1,000. In 2002, 2001 and 2000, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $3,000 of salary contributed by the employee, with a maximum employer match of $1,500 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2002, 2001 or 2000.

Note Ten: Segment and Geographical Information

During 2002, the Company was organized into five separate business segments, each of which maintains financial accountability for its operating results, dedicated product development and engineering, sales and product marketing, partner relationship management and customer support teams.

The Enterprise Solutions Division (ESD) delivers products, technical support and professional services required to develop and maintain a variety of operational systems including e-Business infrastructures that allow enterprises to integrate, move and manage very large amounts of data and applications across diverse computing environments. iAnywhere Solutions, Inc. (iAS), is a subsidiary that provides mobile and embedded solutions to empower businesses with always-available access to enterprise information. The e-Business Division (eBD) delivers an end-to-end e-Business platform and enterprise application integration capabilities outside a company’s “firewall” and across the supply chain. The Business Intelligence Division (BID) delivers industry specific database management systems to let businesses consolidate and analyze large amounts of information from data warehouses and data marts to facilitate better decision making and gain a competitive edge in mission-critical areas. Financial Fusion, Inc. (FFI), formerly HFN, is a wholly owned subsidiary that delivers e-Finance solutions to leading financial institutions, fusing applications and middleware on a single integrated platform.

The Company reports its iAS and FFI subsidiaries and ESD, eBD and BID divisions as reportable segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The FFI segment was added to report the results of HFN, which was acquired by the Company in 2000. eBD was created in the second quarter of 2001, and incorporates operations of NEN, certain products previously reported in ESD (primarily the Sybase Enterprise Portal), and certain products previously reported in the former Internet Application Division (IAD) (primarily Enterprise Application Server, PowerDesigner® and PowerJ®). IAD is no longer reported as a separate segment. The Company has restated all earlier periods reported to reflect the segment changes made in the second quarter of 2001.

The Company’s Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses including restructuring expense. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments. The Company’s CODM does not view segment results below operating profit (loss) before unallocated expenses, and therefore unallocated expenses, interest income, interest expense and other, net and the provision for income taxes are not broken out by segment. The Company does not account for, or report to the CODM, its assets or capital expenditures by segment.

A summary of the segment financial information reported to the CODM for the year ended December 31, 2002 is presented below (in thousands):

							Consolidated
	ESD	EBD	iAS	BID	FFI	Elimination	total

Revenues:
License fees	$267,024	$20,237	$30,365	$3,058	$5,232	—	$325,916
Services	456,732	27,983	2,844	681	15,705	—	503,945

Direct revenues from external customers	723,756	48,220	33,209	3,739	20,937	—	829,861
Intersegment revenues	242	61,285	45,855	18,930	5,790	(132,102)	—

Total revenues	723,998	109,505	79,064	22,669	26,727	(132,102)	829,861
Total allocated costs and expenses before amortization of purchased intangibles and goodwill impairment	619,685	108,858	56,952	29,218	28,010	(132,102)	710,621

Operating income (loss) before amortization of purchased intangibles and goodwill impairment loss	104,313	647	22,112	(6,549)	(1,283)	—	119,240
Amortization of purchased Intangibles	—	11,679	—	—	5,245	—	16,924
Goodwill impairment	—	—	—	—	12,300		12,300

Operating income (loss) before unallocated expenses	104,313	(11,032)	22,112	(6,549)	(18,828)	—	90,016
Unallocated expenses							32,840

Operating income							57,176
Interest income, interest expense And other, net							14,033

Income before income taxes and cumulative effect of an accounting change							$71,209

A summary of the segment financial information reported to the CODM for the year ended December 31, 2001 is presented below (in thousands):

							Consolidated
	ESD	EBD	iAS	BID	FFI	Elimination	total

Revenues:
License fees	$316,201	$21,325	$41,515	$3,756	$6,241	—	$389,038
Services	489,258	30,557	2,154	1,547	15,369	—	538,885

Direct revenues from external customers	805,459	51,882	43,669	5,303	21,610	—	927,923
Intersegment revenues	622	32,350	45,753	17,809	6,495	(103,029)	—

Total revenues	806,081	84,232	89,422	23,112	28,105	(103,029)	927,923
Total allocated costs and expenses before amortization of purchased intangibles and write- off of in-process research and development	658,654	119,576	61,891	35,889	49,574	(103,029)	822,555

Operating income (loss) before amortization of purchased intangibles and write off of in- process research and development	147,427	(35,344)	27,531	(12,777)	(21,469)	—	105,368
Amortization of purchased intangibles	5,518	38,312	41	2,104	21,987	—	67,962
Write off of in-process research And development	—	18,500	—	—	—	—	18,500

Operating income (loss) before unallocated expenses	141,909	(92,156)	27,490	(14,881)	(43,456)	—	18,906
Unallocated expenses							35,427

Operating loss							(16,521)
Interest income, interest expense And other, net							17,529
Minority Interest							(30)

Income before income taxes							$978

A summary of the segment financial information reported to the CODM for the year ended December 31, 2000 is presented below (in thousands):

							Consolidated
	ESD	eBD	iAS	BID	FFI	Elimination	total

Revenues:
License fees	$389,843	$19,647	$49,062	$500	$9,449	—	$468,501
Services	476,934	613	1,538	1,828	13,749	—	494,662

Direct revenues from external customers	866,777	20,260	50,600	2,328	23,198	—	963,163
Intersegment revenues	2,096	24,267	41,445	19,223	5,737	(92,768)	—

Total revenues	868,873	44,527	92,045	21,551	28,935	(92,768)	963,163
Total allocated costs and expenses before amortization of purchased intangibles and write- off of in-process research and development	704,455	67,314	66,515	33,625	49,187	(92,768)	828,328

Operating income (loss) before amortization of purchased intangibles and write off of in- process research and development	164,418	(22,787)	25,530	(12,074)	(20,252)	—	134,835
Amortization of purchased intangibles	8,311	3,773	81	3,983	20,987	—	37,135
Write off of in-process research and development	—	—	—	—	8,000	—	8,000

Operating income (loss) before unallocated expenses	156,107	(26,560)	25,449	(16,057)	(49,239)	—	89,700
Unallocated expenses							(757)

Operating income							90,457
Interest income, interest expense and other, net							17,035
Minority Interest							94

Income before income taxes							$107,586

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

The following table presents a summary of operating information and certain year-end balance sheet information by geographic region (in thousands):

	2002	2001	2000

Revenues:
Unaffiliated customers:
United States	$465,601	$504,632	$555,157
Europe	213,543	251,570	247,809
Other	150,717	171,721	160,197

Total	$829,861	$927,923	$963,163

Long-lived assets, net:
United States	$291,603	$483,680	$221,049
Europe	20,443	13,659	11,472
Other	7,922	7,668	8,082

Total	$319,968	$505,007	$240,603

Note Eleven: Business Combinations and Investments

On February 20, 2001, the Company agreed to acquire New Era of Networks, Inc. (NEN), a publicly-traded e-Business application integration company, in a stock-for-stock transaction valued at $339.3 million, and accounted for as a purchase.

The following unaudited pro forma financial information presents the combined results of operations of Sybase as if the acquisition of NEN had occurred as of the beginning of 2001. The pro forma financial information gives effect to certain adjustments, including amortization of goodwill and other intangible assets, but excluding the non-recurring charge for the write-off of $18.5 million in in-process research and development acquired in the NEN acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had these companies constituted a single entity during such periods.

	Twelve
	Months
	Ended
(In thousands, except per share data)	12/31/01

Revenue	$972,348
Net loss	(113,029)
Basic loss per share	(1.14)
Diluted net loss per share (a)	(1.14	)(a)

(a)  The effect of outstanding stock options is excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

On January 20, 2000, the Company acquired Home Financial Network (HFN), a privately-held Internet financial services company specializing in the development of customized e-Finance Web sites for approximately $168 million. HFN subsequently was renamed Financial Fusion, Inc. This transaction was accounted for as a purchase.

On February 1, 2001, the Company acquired Sybase A/S, a privately held distributor of Sybase products in Denmark, for approximately $3.5 million in cash. The acquisition was accounted for using the purchase method of accounting, and a significant portion of the purchase price was allocated to intangible assets. The results of operations of the Denmark entity have not been material in relation to those of our company as a whole and are included in the consolidated results of operations for periods subsequent to the acquisition date.

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

Note Twelve: Litigation

In January 2001, several class action lawsuits were filed in Federal District Court for the State of Colorado against New Era of Networks, Inc. (NEN), a company acquired by Sybase in April 2001, alleging violation of federal securities laws. Certain of NEN’s current and former officers also were named as defendants. All cases were consolidated into a single case with a class period of October 18, 2000 to November 21, 2000. Although NEN believes this class action lawsuit is without merit, NEN agreed to settle the lawsuit for $5.0 million in order to avoid protracted and expensive litigation and the uncertainty of trial. NEN was responsible for $0.9 million of such settlement amount plus its accumulated legal expenses, and NEN’s insurers are responsible for the balance. The Stipulation of Settlement was finally approved by the Court on July 25, 2002. The settlement had no material adverse effect on our consolidated financial condition or results of operations.

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position or results of operations. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at December 31, 2002.

Note Thirteen: Restructuring Costs

2002 Restructuring Activities

In response to the continued economic slowdown, the Company embarked on certain restructuring actions during the third and fourth quarters (the 2002 Plan) aimed at reducing our annual payroll and facilities related expenses by approximately $24 million. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries.

The amounts included in the 2002 Plan were as follows:

	Cash/	Q3	Q4
(Dollars in millions)	Non Cash	2002	2002	Total

Termination payments to employees and other related costs	Cash	$6.6	$3.6	$10.2
Lease cancellations and commitments	Cash	—	25.1	25.1
Other – non cash charges	Non-Cash	—	1.0	1.0
Other – cash charges	Cash	—	0.2	0.2

		$6.6	$29.9	$36.5

Termination payments to employees and other related costs

During the 3rd and 4th quarter of 2002, the Company incurred restructuring charges of $10.2 million for severance payments, termination benefits and related expenses provided in connection with the termination of approximately 400 Sybase employees. All employee levels, business functions, operating units and geographic regions were represented in the employees terminated. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that amounts were determined and communicated to the affected employees.

Lease cancellations and commitments

As part of the termination of employees referred to above, and in connection with further streamlining the Company’s infrastructure to align with decreased growth projections, the Company had excess space. During the fourth quarter 2002, Sybase recorded restructuring charges of $25.1 million for facilities consolidated or closed in California, Texas, Georgia, Colorado, Netherlands, France, Switzerland, Norway, and the UK.

The offices included above were primarily used for the sale of Sybase software products, professional services and customer support, and in certain instances research and development. These restructuring charges reflect the remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. The amounts recorded were based upon the analysis of an independent real estate consultant. Certain facilities described above continued in use during the completion of the restructuring. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were abandoned.

Other

During the 4th quarter of 2002, the Company incurred restructuring charges of $1.2 million associated with the closure of various subsidiaries. The Company liquidated various subsidiaries that management had determined were no longer core to its future business plans. The restructuring charge for the liquidation includes the non-cash write-off of the cumulative translation adjustment carried on the balance sheet of the respective subsidiaries, and the legal and accounting costs estimated to effect the liquidations.

The cost savings associated with the closure of the above subsidiaries are largely internal costs associated with maintaining the separate companies, and certain costs associated with the ability to forego statutory filing requirements.

The following table summarized the activity related to the 2002 Plan.

				Accrued
				liabilities
	Total	Amounts	Amounts	at
(Dollars in millions)	Charges	Paid	written-off	12/31/02

Termination payments to employees and other related costs	$10.2	$7.5	—	$2.7
Lease cancellations and commitments	25.1	1.8	—	23.3
Other	1.2		$1.0	0.2

	$36.5	$9.3	$1.0	$26.2

As of December 31, 2002, all affected employees had been notified of their termination benefits and severance compensation of $7.5 million had been paid to approximately 355 of these employees. Substantially all remaining severance payments are expected to be made by the second quarter of 2003.

During the year ended December 31, 2002, a total of $1.8 million in lease cancellations and other related expenses was paid in connection with facilities identified for consolidation or closure as part of the 2002 Plan. Our payments toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be made over a period not to exceed 7.5 years.

2001 Restructuring Actions

In connection with the Company’s acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, it began to implement a restructuring plan designed to eliminate certain personnel, assets and facilities, and align its cost structure with anticipated revenues (2001 Plan). The Company recorded a restructuring charge of $48.8 million during 2001 to reflect these activities. The 2001 Plan called for the termination of approximately 880 employees worldwide, as well as the consolidation or closure of approximately 30 facilities worldwide and the write-off of certain assets abandoned as a result of the office closures. Additionally, based on deterioration of real estate market conditions, the Company’s inability to sublease certain properties previously included in the 2001 Plan resulted in additional restructuring accruals of $5.4 million in the fourth quarter of 2002 that were established for properties located in Colorado, Michigan and the United Kingdom.

The following table summarized the activity associated with the balance of the accrued restructuring charges associated with the 2001 Plan through December 31, 2002:

	Accrued				Accrued
	liabilities				liabilities
	at	Amounts	Amounts	Amounts	at
(Dollars in millions)	12/31/01	paid	accrued	reversed	12/31/02

Termination payments to employees and other related costs	$5.7	$4.2		$0.7	$0.8
Lease cancellations and commitments	22.7	8.0	$5.4	0.6	19.5
Other	0.2	0.1		0.1	—

	$28.6	$12.3	$5.4	$1.4	$20.3

The remaining restructuring accrual primarily relates to certain lease payments the Company is contractually required to make on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2001 Plan. The payments of accruals related to lease cancellations and commitments which are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or locate suitable sublease tenants, will be paid over a period not to exceed eight years. All the remaining termination payments are expected to be paid during 2003.

During 2002, an excess of $1.4 million was reversed by a corresponding credit to restructuring expense. The credit to the severance accrual primarily related to foreign employees paid less than the amount originally provided after a legal proceeding to determine the severance amount as required under local law. The credit to the lease cancellations and commitments accrual primarily related to facilities in Switzerland from which we were able to terminate our lease obligation for an amount less than that provided. The other restructuring credits primarily related to certain legal expenses associated with various exit activities, and certain amounts no longer payable by the Company.

On December 20, 2002, the Company agreed to acquire AvantGo, a publicly traded provider of mobile enterprise software, for approximately $40.4 million in cash including $1.4 million in merger-related transaction expenses. On February 25, 2003, the AvantGo shareholders approved the transaction. The preliminary estimated excess of the purchase price over the fair value of the net assets acquired is expected to be approximately $22.5 million. This amount is subject to change pending the final analysis of the fair value of the assets acquired and the liabilities assumed.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31,	June 30,	September 30	December 31
except per share and stock price data)	2002	2002	2002	2002	2002

Revenues:
License fees	$83,848	$77,449	$78,754	$85,865	$325,916
Services	127,188	127,814	124,255	124,688	503,945

Total revenues:	211,036	205,263	203,009	210,553	829,861
Costs and expenses:
Cost of license fees	11,464	13,225	12,766	13,993	51,448
Cost of services	52,085	48,344	46,524	43,114	190,067
Sales and marketing	70,888	66,962	65,865	68,050	271,765
Product development and engineering	30,939	28,530	28,046	30,269	117,784
General and administrative	22,262	20,428	20,819	21,429	84,938
Amortization of other purchased Intangibles	500	500	500	500	2,000
Goodwill impairment	—	—	—	12,300	12,300
Stock compensation expense	497	497	497	446	1,937
Cost (reversal) of restructure	(115)	(795)	6,334	35,022	40,446

Total costs and expenses	188,520	177,691	181,351	225,123	772,685

Operating income (loss)	22,516	27,572	21,658	(14,570)	57,176
Interest income and expense, net	2,962	5,478	3,250	2,343	14,033

Income before income taxes and cumulative effect of an accounting change	25,478	33,050	24,908	(12,227)	71,209
Provision for income taxes	9,427	12,889	13,561	(2,449)	33,428

Income before cumulative effect of an accounting change	16,051	20,161	11,347	(9,778)	37,781
Cumulative effect of an accounting change to adopt SFAS 142	(132,450)	—	—	—	(132,450)

Net income (loss)	$(116,399)	$20,161	$11,347	$(9,778)	$(94,669)

Basic net income (loss) per share	$(1.18)	$0.21	$0.12	$(0.10)	$(0.98)
Diluted net income (loss) per share	$(1.14)	$0.20	$0.12	$(0.10)	$(0.95)
Stock prices:
High	$19.00	$17.45	$15.15	$13.66	$19.00
Low	$15.81	$10.40	$9.35	$11.05	$9.35

Three months ended (in thousands,	March 31,	June 30,	September 30	December 31
except per share and stock price data)	2001	2001	2001	2001	2001

Revenues:
License fees	$98,792	$94,741	$90,613	$104,892	$389,038
Services	130,895	139,984	136,198	131,808	538,885

Total revenues:	229,687	234,725	226,811	236,700	927,923
Costs and expenses:
Cost of license fees	8,593	11,489	11,366	14,247	45,695
Cost of services	62,332	62,927	60,198	55,322	240,779
Sales and marketing	85,149	83,545	82,872	79,671	331,237
Product development and engineering	29,468	33,645	30,794	31,497	125,404
General and administrative	17,528	19,072	20,063	20,222	76,885
Amortization of goodwill	6,673	15,472	15,130	16,584	53,859
Amortization of other purchased intangibles	500	500	500	500	2,000
In-process research and development	—	18,500	—	—	18,500
Stock compensation expense	—	333	504	497	1,334
Cost (reversal) of restructure	—	25,162	10,307	13,282	48,751

Total costs and expenses	210,243	270,645	231,734	231,822	944,444

Operating income (loss)	19,444	(35,920)	(4,923)	4,878	(16,521)
Interest income and expense, net	4,228	4,686	3,318	5,297	17,529
Minority interest	(8)	6	—	(28)	(30)

Income (Loss) before income taxes	23,664	(31,228)	(1,605)	10,147	978
Provision for income taxes	8,756	8,244	5,500	4,000	26,500

Net income (loss)	$14,908	$(39,472)	$(7,105)	$6,147	$(25,522)

Basic net income (loss) per share	$0.17	$(0.42)	$(0.07)	$0.06	$(0.27)
Diluted net income (loss) per share	$0.16	$(0.42)	$(0.07)	$0.06	$(0.27)
Stock prices:
High	$25.88	$18.00	$16.81	$17.13	$25.88
Low	$15.00	$12.94	$8.58	$9.05	$8.58

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item with respect to identification of directors is incorporated by reference to “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2003 (Proxy Statement). The Proxy Statement will be filed with the Commission within 120 days after our fiscal year ended December 31, 2002.

The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The executive officers of the Company are as follows:

John S. Chen Chairman, Chief Executive Officer and President Age 47	Mr. Chen has served in his present capacity since November 1998. From February through November 1998, he served as co-Chief Executive Officer. Mr. Chen joined Sybase in August 1997 as Chief Operating Officer and served in that capacity until February 1998. From March 1995 to July 1997, Mr. Chen was President of the Open Enterprise Computing Division of Siemens Nixdorf, a computer and electronics company, and Chief Executive Officer and Chairman of Siemens Pyramid, a subsidiary of Siemens Nixdorf. He is also a current director of The CIT Group, Inc., a commercial leasing and finance corporation.

Michael Bealmear Executive Vice President Worldwide Field Organization Age 55	Mr. Bealmear has served in his present capacity since May 2002. From November 2001 through April 2002, he was an independent business consultant and “angel” investor and, immediately prior to that, he served as Chief Executive Officer and a director of Covansys, Inc., a global consulting and technology services, from May 2000 through November 2001. Before joining Covansys, Mr. Bealmear served as Chief Executive Officer of Spear Technologies, Inc., an enterprise application software company from September 1999 through April 2000. From September 1998 through August 1999, he was an independent private equity investor, and from August 1997 through September 1998 he held the position of Executive Vice President at Cadence Design Systems, Inc., a supplier of electronics design technologies. From November 1994 through July 1997, Mr. Bealmear held the position of Senior Vice President, Worldwide Services at Sybase.

Thomas Volk Executive Vice President Infrastructure Platform Group Age 45	Mr. Volk has served in his present capacity since January 2003. For 18 years prior to that, Mr. Volk worked for Hewlett-Packard Company, a computer and electronics company, and most recently served as Vice President and General Manager of HP’s manufacturing industry business unit. Mr. Volk also held a number of worldwide sales and business management positions during his tenure at HP.

Marty Beard Senior Vice President Corporate Development and Marketing Age 40	Mr. Beard has served in his present capacity since February 2003. From August 2002 through January 2003, Mr. Beard was Vice President, Corporate Development. Before joining Sybase, Mr. Beard was Vice President of Oracle Online, a division of Oracle Corporation, a database software company, from June 1999 through July 2000. Prior to that he served as Senior Director, Mid-Market Business Solutions for Oracle beginning in July 1997. From June 1993 through June 1997, Mr. Beard was Staff Director, Corporate Strategy and Development for Pacific Telesis Group, a telecommunications company.

Daniel R. Carl Vice President and General Counsel Age 50	Mr. Carl has served in his present capacity since April 1999. Immediately prior to that, he served as Director of European Legal Affairs beginning in January 1997. Mr. Carl has been a Vice President of Sybase since May 1996, and served as Associate General Counsel from 1992 to April 1999.

Pamela J. George Sr. Vice President Corporate Affairs Age 57	Ms. George has served in her present capacity since August 2001, and immediately prior to that served as Vice President, Corporate Marketing beginning in April 1999. Prior to that, she was Vice President of Corporate Communications at Maxager Technology, a software company, starting in December 1997.

Martin J. Healy Vice President and Corporate Controller Age 40	Mr. Healy has served in his present capacity since January 1999. Between January 1997 and January 1999, he served as Vice President, Intercontinental Operations. Mr. Healy was Director of Finance, Asia (excluding Japan) from January 1994 to December 1997, and prior to that held various positions within the Company’s finance organization. Before joining Sybase in 1989, Mr. Healy was Financial Reporting Manager at WordStar International.

Billy Ho Sr. Vice President & GM e-Business Division Age 46	Mr. Ho has served in his present capacity since October 2001. Prior to that, he held the position of Senior Vice President of Product Development and Marketing, e-Business Division from July 2001 to October 2001. Before that, he held the position of Vice President of Product Development, Enterprise Solutions Division, from October 1998 to July 2001. Mr. Ho joined Sybase in 1997 as Director of Engineering.

Eric L. Miles Sr. Vice President & GM Business Intelligence Division Age 56	Mr. Miles has served in his present capacity since December 1998. Between December 1997, when he joined Sybase, and December 1998, he was Senior Vice President, Product Operations. From November 1995 until he joined Sybase, Mr. Miles served as Vice President, Product Development at Informix Corporation, a database software company.

Richard J. Moore President Financial Fusion, Inc. Age 50	Mr. Moore has served in his present capacity since July 2001. Before joining Sybase, he served as co-CEO of Cygent, Inc., a San Francisco based telecommunications company, from November 2000 to March 2001, and was Cygent’s Senior Vice President of Worldwide Sales from December 1999 to October 2001. From December 1998 to December 1999, Mr. Moore served as Executive Vice President of Worldwide Sales for DataCore Software Corp., a storage area networking company.

Raj Nathan Sr. Vice President & GM Enterprise Solutions Division Age 49	Dr. Nathan has served in his present capacity since December 2000. Joining Sybase in November 1997, he served as Senior Vice President, Corporate Program Office and later as Senior Vice President and General Manager of the Internet Applications Division until December 2000. From May through November 1997, he served as President and Chief Executive Officer of Siemens Pyramid, a subsidiary of Siemens Nixdorf, a computer and electronics company, and held a number of executive positions with Siemens Pyramid prior to that.

Terry Stepien President iAnywhere Solutions, Inc. Age 44	Mr. Stepien has served in his present capacity since May 2000. Prior to that he had served as Senior Vice President and General Manager of Sybase’s Mobile and Embedded Computing Division (MEC) since March 1999. From September 1998 to March 1999, he was Vice President and General Manager of MEC. From September 1996 to September 1998, he served as Vice President, Marketing for Database Products. Mr. Stepien was Vice President, Marketing for Workplace Database Products from February 1995 to September 1996.

Pieter Van der Vorst Sr. Vice President and Chief Financial Officer Age 48	Mr. Van der Vorst has served in his current position since March 2002. Prior to that, he held the title of Vice President and Chief Financial Officer starting in January 1999. Between November 1997 and January 1999, he served as Corporate Controller, and prior to that, he served as Vice President, Tax and Corporate Accounting beginning in April 1997. Mr. Van der Vorst has held various other positions since joining Sybase in 1991.

Nita C. White-Ivy Vice President Worldwide Human Resources Age 56	Ms. White-Ivy has served in her present capacity since March 1998. Prior to that, she was a human resources consultant to Sybase beginning in January 1998. Before joining Sybase, she was with Siemens Pyramid, a computer and electronics company, serving as Vice President of Worldwide Human Resources from February 1994 to October 1997.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to “Stock Ownership of Management and Beneficial Owners” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to “Employment Agreements and Certain Transactions” in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Report on Form 10-K (Evaluation Date), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management including our CEO and CFO, pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective in timely alerting them to all material information required to be included in our periodic SEC filings.

In addition to the foregoing, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date. Therefore, no corrective actions have been necessitated or taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report on Form 10-K:

              1.     Financial Statements. See financial statements listed in the table of contents at the beginning of Part II, Item 8, incorporated here by reference.

              2.     Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2002, 2001, and 2000 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8, and related Notes.

              3.      Exhibits. Item 15(c) below is incorporated here by reference. All management contracts and compensatory plans filed as exhibits (or incorporated by reference into this Report) pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

10.1 (1)	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan

10.2 (1)	New Era of Networks, Inc. Amended and Restated 1997 Director Option Plan

10.3 (1)	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan

10.4 (1)	Century Analysis Inc. 1996 Equity Incentive Plan

10.5 (1)	Convoy Corporation 1997 Stock Option Plan

10.6 (1)	Microscript, Inc. 1997 Stock Option Plan

10.7 (3)	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended

10.8	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed July 20, 1999

10.9	Sybase, Inc. 401(k) Plan (incorporated by reference to exhibits filed in response to Item 6(a), “Exhibits,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by Amendment No. 1 to the Sybase, Inc. 401(k) Plan dated December 20, 2002.

10.10 (6)	1992 Director Stock Option Plan, as amended

10.11 (1)	2001 Director Stock Option Plan

10.12	Executive Deferred Compensation Plan, as amended February 5, 2003

10.13 (1)	1996 Stock Plan, as amended

10.14 (7)	Form of Indemnification Agreement

10.15 (6)	Form of Amended and Restated Change of Control Agreement (standard version)

10.16 (6)	Form of Amended and Restated Change of Control Agreement (enhanced version)

10.17 (2)	Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan

10.18 (2)	Powersoft Corporation 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.19 (2)	Powersoft Corporation Forms of Incentive and Non-Qualified Stock Option Granted under the 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.20 (2)	Powersoft Corporation 1994 Amended and Restated Employee Stock Purchase Plan

10.21(6)	Offer Letter to Richard J. Moore dated June 8, 2001

10.23(6)	Amended and Restated Employment Agreement between Sybase, Inc. and John S. Chen dated as of June 11, 2001

10.24	Addendum to John Chen Amended and Restated Employment Agreement dated August 20, 2002

10.25	1999 Nonstatutory Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-85637) filed August 20, 1999)

10.26	Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-95079) filed on January 20, 2000)

10.27	[Not applicable]

10.28	[Not applicable]

10.29	[Not applicable]

10.30 (5)	Financial Fusion, Inc. 2000 Stock Option Plan

10.31 (6)	Financial Fusion, Inc. 2001 Stock Option Plan

10.32 (6)	iAnywhere Solutions, Inc. Stock Option Plan

10.33 (6)	Notice of Grant and Restricted Stock Purchase Agreement

10.34	Offer Letter to Michael Bealmear dated May 1, 2002

10.35	Offer Letter of Thomas Volk dated September 5, 2002

(1)     Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(2)      Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on February 10, 1995 (file no. 33-89334).

(3)      Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file no. 000-19395).

(4)      [This footnote has been intentionally left blank.]

(5)      Incorporated by reference to exhibits filed in response to Item 14(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)      Incorporated by reference to exhibits filed in response to Item 14(a) “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)      Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file no. 000-19395).

(b)      Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)     Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K, and are incorporated here by reference.

(d)	Schedules	Form 10-K
		Page

	II Valuation and Qualifying Accounts	77

Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SYBASE, INC.

(Dollars in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions

		Charged
	Balance at	to Costs	Charged		Balance at
	Beginning	and	to Other		End of
Description	of Period	Expenses	Accounts (A)	Deletions (B)	Period

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$19,706	—	$6,230	$15,629	$10,307
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$22,313	—	$18,731	$21,338	$19,706
Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$31,452	$14	$3,003	$12,156	$22,313

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

SYBASE, INC.

By: /S/JOHN S. CHEN

March 28, 2003	John S. Chen Chairman of the Board, Chief Executive Officer and President

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

Signature	Title	Date

/S/ JOHN S. CHEN (John S. Chen)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Director	March 28, 2003

/S/ PIETER A. VAN DER VORST (Pieter A. Van der Vorst)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/S/ MARTIN J. HEALY (Martin J. Healy)	Vice President and Corporate Controller (Principal Accounting Officer)	March 28, 2003

/S/ RICHARD C. ALBERDING (Richard C. Alberding)	Director	March 28, 2003

/S/ CECILIA CLAUDIO (Cecilia Claudio)	Director	March 28, 2003

/S/ L. WILLIAM KRAUSE (L. William Krause)	Director	March 28, 2003

/S/ ALAN B. SALISBURY (Alan B. Salisbury)	Director	March 28, 2003

/S/ ROBERT P. WAYMAN (Robert P. Wayman)	Director	March 28, 2003

/S/ LINDA K. YATES (Linda K. Yates)	Director	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John S. Chen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Sybase, Inc. on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report of Form 10-K fairly presents in all material respects the financial condition and results of operations of Sybase, Inc.

By: /s/ JOHN S. CHEN

Name: John S. Chen Title: Chief Executive Officer and President

I, Pieter A. Van der Vorst, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Sybase, Inc. on Form 10-K for the fiscal year December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Sybase, Inc.

By: /s/ PIETER A. VAN DER VORST

Name: Pieter A. Van der Vorst Title: Senior Vice President and Chief Financial Officer

CERTIFICATION

I, John S. Chen, certify that:

1.     I have reviewed this annual report on Form 10-K of Sybase, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOHN S. CHEN John S. Chen Chief Executive Officer and President

CERTIFICATION

I, Pieter A Van der Vorst, certify that:

1.     I have reviewed this annual report on Form 10-K of Sybase, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ PIETER A. VAN DER VORST Pieter A. Van der Vorst Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of November 29, 1999, among Sybase, On-Line Financial Services, Inc., and Home Financial Network, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3 filed on January 31, 2000)

2.2	Agreement and Plan of Merger dated as of February 20, 2001, among Sybase, New Era of Networks, Inc., and Neel Acquisition Corp. (incorporated herein by reference to Exhibit 2(a) to the Registrant’s Registration Statement on Form S-4 filed March 15, 2001)

2.3(11)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Sybase, Inc., Seurat Acquisition Corporation (a wholly-owned subsidiary of Sybase) and AvantGo, Inc.

3.1(9)	Restated Certificate of Incorporation of Registrant, as amended

3.2 (8)	Bylaws of Registrant, as amended

4.1	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated as of January 29, 2001, between Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001).

4.2 (10)	Preferred Share Rights Agreement dated as of July 31, 2002 between Registrant and American Stock Transfer and Trust Co.

10.1 (6)	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan

10.2 (6)	New Era of Networks, Inc. Amended and Restated 1997 Director Option Plan

10.3 (6)	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan

10.4 (6)	Century Analysis Inc. 1996 Equity Incentive Plan

10.5 (6)	Convoy Corporation 1997 Stock Option Plan

10.6 (6)	Microscript, Inc. 1997 Stock Option Plan

10.7 (3)	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended

10.8	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-83271) filed July 20, 1999

10.9	Sybase, Inc. 401(k) Plan, as amended (incorporated by reference to exhibits filed in response to Item 6(a), “Exhibits,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by Amendment No. 1 to the Sybase, Inc. 401(k) Plan dated December 20, 2002.

10.10 (12)	1992 Director Stock Option Plan, as amended

10.11 (6)	2001 Director Stock Option Plan

10.12	Executive Deferred Compensation Plan, as amended February 5, 2003

10.13 (6)	1996 Stock Plan, as amended

10.14 (8)	Form of Indemnification Agreement

10.15 (12)	Form of Amended and Restated Change of Control Agreement (standard version)

10.16 (12)	Form of Amended and Restated Change of Control Agreement (enhanced version)

10.17 (2)	Powersoft Corporation Form of Incentive Option Granted under the 1984 Incentive Stock Option Plan

10.18 (2)	Powersoft Corporation 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.19 (2)	Powersoft Corporation Forms of Incentive and Non-Qualified Stock Option Granted under the 1994 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.20 (2)	Powersoft Corporation 1994 Amended and Restated Employee Stock Purchase Plan

10.21(12)	Offer Letter to Richard J. Moore dated June 8, 2001

10.23 (12)	Amended and Restated Employment Agreement between Sybase, Inc. and John S. Chen dated as of June 11, 2001

10.24	Addendum to John Chen Amended and Restated Employment Agreement dated August 20, 2002

10.25	1999 Nonstatutory Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed August 20, 1999)

10.26	Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on January 20, 2000)

10.27 (5)	Corporate Headquarters Lease, dated January 28, 2000, between Sybase, Inc. and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.28 (5)	Trust Agreement dated May 1, 2000, between Sybase, Inc. 401(k) Plan and Fidelity Management Trust Company

10.29 (5)	Trust Agreement dated May 1, 2000 between Sybase, Inc. and Fidelity Management Trust Company for administration of Executive Deferred Compensation Plan.

10.30 (5)	Financial Fusion, Inc. 2000 Stock Option Plan

10.31 (12)	Financial Fusion, Inc. 2001 Stock Option Plan

10.32 (12)	iAnywhere Solutions, Inc. Stock Option Plan

10.33 (12)	Notice of Grant and Restricted Stock Purchase Agreement

10.34	Offer Letter to Michael Bealmear dated May 1, 2002

10.35	Offer Letter of Thomas Volk dated September 5, 2002

13.1 (1)	Proxy Statement for 2003 Annual Meeting of Stockholders

21	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

24 (7)	Powers of Attorney

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(1)      To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

(2)      Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on February 10, 1995 (file no. 33-89334).

(3)      Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file no. 000-19395).

(4)      [This footnote has been intentionally left blank.]

(5)      Incorporated by reference to exhibits filed in response to Item 14(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)      Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(7)      Incorporated by reference to the signature page of this Report on Form 10-K.

(8)      Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file no. 000-19395).

(9)      Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 9, 1994 (file no. 33-75462), as amended by the Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Sybase, Inc., attached as Exhibit 3.3 to Form 8-A filed on August 5, 2002.

(10)      Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(11)      Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(12)      Incorporated by reference to exhibits filed in response to Item 14(a) “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.