Form 10-Q
period 2003-03-31
SYBASE INC
filed 2003-05-15
CIK 768262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File number 0-19395

SYBASE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2951005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Sybase Drive, Dublin, California 94568
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (925) 236-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]           No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]           No [   ]

On April 30, 2003, 94,315,757 shares of the Registrant’s Common Stock, $.001 par value were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2003

INDEX

Page

Forward Looking Statements	3
Part I: Financial Information
Item 1: Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3: Quantitative and Qualitative Disclosures of Market Risk	37
Item 4: Controls and Procedures	38
Part II: Other Information
Item 6: Exhibits and Reports on Form 8-K	39
Signatures	40

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	42

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	43

Exhibit Index	44

FORWARD LOOKING STATEMENTS

This document contains forward looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward looking statements. These risks include continued weakness in the U.S. and global economies; global political unrest, including acts of terrorism and war in the Middle East; sales productivity; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products, risks inherent in completing the acquisition of other companies, the ability to integrate acquired companies into our business, and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results,” Part I, Item 2 of this Quarterly Report on Form 10-Q.

Expectations, forecasts, and projections that may be contained in this report are by nature forward looking statements, and future results cannot be guaranteed. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions in this document, as they relate to Sybase and our management, may identify forward looking statements. Such statements reflect the current views of our management with respect to future events and are subject to risks, uncertainties and assumptions. Forward looking statements that were true at the time made may ultimately prove to be incorrect or false, or may vary materially from those described as anticipated, believed, estimated, intended or expected. We do not intend to update these forward looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$319,105	$231,267
Short-term cash investments	64,086	63,740

Total cash, cash equivalents and short-term cash investments	383,191	295,007
Restricted cash	5,569	5,653
Accounts receivable, net	121,347	169,193
Deferred income taxes	20,077	20,097
Other current assets	15,228	14,669

Total current assets	545,412	504,619
Long-term cash investments	72,297	92,173
Restricted long-term cash investments	3,400	—
Property, equipment and improvements, net	73,952	70,402
Deferred income taxes	46,547	46,295
Capitalized software, net	62,283	62,266
Goodwill, net	151,502	136,826
Other purchased intangibles, net	51,709	50,473
Other assets	32,215	29,695

Total assets	$1,039,317	$992,749

Current liabilities:
Accounts payable	$17,697	$13,085
Accrued compensation and related expenses	29,648	36,671
Accrued income taxes	33,318	34,023
Other accrued liabilities	115,567	112,468
Deferred revenue	230,829	200,458

Total current liabilities	427,059	396,705
Other liabilities	11,717	10,641
Minority interest	5,029	5,029
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 94,661,829 outstanding (2002-105,337,362 shares issued and 94,660,056 outstanding)	105	105
Additional paid-in capital	934,073	929,064
Accumulated deficit	(184,913)	(189,936)
Accumulated other comprehensive loss	(2,301)	(8,673)
Cost of 10,675,533 shares of treasury stock (2002-10,677,306 shares)	(143,731)	(146,816)
Unearned compensation	(7,721)	(3,370)

Total stockholders’ equity	595,512	580,374

Total liabilities and stockholders’ equity	$1,039,317	$992,749

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

(In thousands, except per share data)	2003	2002

Revenues:
License fees	$60,875	$83,848
Services	120,672	127,188

Total revenues	181,547	211,036
Costs and expenses:
Cost of license fees	13,928	11,464
Cost of services	39,232	52,085
Sales and marketing	58,496	70,888
Product development and engineering	29,918	30,939
General and administrative	22,100	22,262
Amortization of other purchased intangibles	500	500
Stock compensation expense	661	497
Reversal of restructure	(209)	(115)

Total costs and expenses	164,626	188,520

Operating income	16,921	22,516
Interest income	2,827	2,828
Interest expense and other, net	(384)	134

Income before income taxes and cumulative effect of an accounting change	19,364	25,478
Provision for income taxes	6,390	9,427

Income before cumulative effect of an accounting change	12,974	16,051
Cumulative effect of an accounting change to adopt SFAS 142	—	(132,450)

Net income (loss)	$12,974	$(116,399)

Income per share before cumulative effect of an accounting change	$0.14	$0.16
Cumulative effect of an accounting change	—	(1.34)

Basic net income (loss) per share	$0.14	$(1.18)

Shares used in computing basic net income (loss) per share	94,357	98,352

Income per share before cumulative effect of an accounting change	$0.13	$0.16
Cumulative effect of an accounting change	—	(1.30)

Diluted net income (loss) per share	$0.13	$(1.14)

Shares used in computing diluted net income (loss) per share	97,275	102,155

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

(Dollars in thousands)	2003	2002

Cash and cash equivalents, beginning of year	$231,267	$222,793
Cash flows from operating activities:
Net income (loss)	12,974	(116,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,409	20,660
Gain on disposal of assets	(267)	(163)
Cumulative effect of an accounting change to adopt SFAS 142	—	132,450
Deferred income taxes	(1,216)	(1,222)
Amortization of deferred stock-based compensation	661	497
Changes in assets and liabilities:
Accounts receivable	52,519	38,584
Other current assets	(412)	2,044
Accounts payable	3,959	(168)
Accrued compensation and related expenses	(7,980)	(6,289)
Accrued income taxes	(714)	5,500
Other accrued liabilities	(15,110)	(22,531)
Deferred revenues	29,570	19,792
Other liabilities	1,116	1,006

Net cash provided by operating activities	95,509	73,761
Cash flows from investing activities:
Decrease in restricted cash	84	943
Purchases of available-for-sale cash investments	(17,637)	(90,281)
Maturities of available-for-sale cash investments	1,267	15,567
Sales of available-for-sale cash investments	36,014	16,749
Business combinations, net of cash acquired	(13,903)	—
Purchases of property, equipment and improvements	(10,482)	(12,712)
Proceeds from sale of fixed assets	9	67
Capitalized software development costs	(6,562)	(7,625)
Increase in other assets	(2,541)	(729)

Net cash used for investing activities	(13,751)	(78,021)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and reissuance of treasury stock	10,077	12,367
Purchases of treasury stock	(9,535)	(15,601)

Net cash provided by (used for) financing activities	542	(3,234)
Effect of exchange rate changes on cash	5,538	(2,708)

Net increase (decrease) in cash and cash equivalents	87,838	(10,202)

Cash and cash equivalents, end of period	319,105	212,591
Cash investments, end of period	136,383	177,191

Total cash, cash equivalents and cash investments, end of period	$455,488	$389,782

Supplemental disclosures:
Interest paid	$13	$46
Income taxes paid	$7,804	$3,879

See accompanying notes.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2002 has been prepared from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

2.     Stock-Based Compensation. SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Sybase has chosen to continue to account for stock-based employee compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost been charged to expense for grants to employees under the Company’s fixed stock option plans (including the Financial Fusion, Inc. (FFI) and iAnywhere Solutions, Inc. (iAS) stock plans) and the Company’s employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged by SFAS 123, the Company’s net income/(loss) and net income/(loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three	Three
	Months	Months
	Ended	Ended
(Dollars in thousands, except per share data)	3/31/03	3/31/02

As reported net income/(loss) — stock-based employee compensation determined using the intrinsic value method	$12,974	$(116,399)
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$661	497
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(8,126)	$(9,059)

Pro-forma net income/(loss) — stock-based employee compensation determined under the fair value method	$5,509	$(124,961)
Basic net income/(loss) per share
As reported	$0.14	$(1.18)
Pro forma	0.06	(1.27)
Diluted net income/(loss) per share
As reported	$0.13	$(1.14)
Pro forma	0.06	(1.22)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value employee compensation cost was determined using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three	Three
	Months	Months
	Ended	Ended
	3/31/03	3/31/02

Expected volatility	65.87%	67.65%
Risk-free interest rates	2.49%	3.46%
Expected lives (years)	4.25	4.25
Expected dividend yield	—	—

3.     Business Combinations. On December 20, 2002, Sybase agreed to acquire all the outstanding capital stock of AvantGo, Inc. (AvantGo) a publicly-traded provider of mobile enterprise software, for approximately $40.5 million in cash including $1.4 million in merger-related transaction expenses. On February 25, 2003, the AvantGo shareholders approved the transaction. As a result of the acquisition, Sybase expects to strengthen its position in the mobile middleware market and provide a more complete m-Business platform to its customers. The results of AvantGo will be included in the Company’s iAS reporting segment. The excess of the purchase price over the fair value of the net assets acquired is approximately $20.2 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent upon the filing of AvantGo’s final federal and state income tax returns. Included in the liabilities acquired is $4.7 million related to estimated facility and severance exit costs in accordance with Emerging Task Force Issue Number 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Of the estimated $20.2 million excess, $2.4 was allocated to developed technology, $3.1 million was allocated to the AvantGo family of tradenames, and $14.7 million was allocated to goodwill. The developed technology was assigned a useful life of six years, while an indefinite life was assigned to the tradenames. The allocation and assignment of useful lives was based on a valuation prepared by an independent third-party appraiser. Included in the goodwill is approximately $1.0 million that was allocated to goodwill with an offsetting amount allocated to long-term deferred tax liability for the tax effect of the amortization of the developed technology, which is not deductible for tax purposes.

In connection with the acquisition of AvantGo, the Company assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs. These accrued restructure liabilities primarily related to excess space at AvantGo’s Hayward, California and Chicago, Illinois facilities. The following table summarizes the restructuring liabilities acquired and post-acquisition activity related to AvantGo’s restructuring actions:

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

				Accrued liabilities
	Accrued liabilities	Amounts		at
(Dollars in millions)	Assumed	Paid	Amounts reversed	3/31/03

Termination payments to employees and other related costs	$0.3	$—	—	$0.3
Lease cancellations and commitments	4.0	0.1	—	3.9

	$4.3	$0.1	$—	$4.2

The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase and AvantGo as if the acquisition of AvantGo had occurred as of the beginning of 2003 and 2002, respectively. The pro forma quarterly financial information gives effect to certain preliminary adjustments, including the amortization of developed technology and the elimination of AvantGo’s amortization of stock-based compensation. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

	Three	Three
	Months	Months
	Ended	Ended
(In thousands, except per share data)	3/31/03	3/31/02

Revenue	$183,563	$215,818
Net income before the cumulative effect of an accounting change	1,200	10,977
Net Income	$1,200	$(121,473)
Income per share before cumulative effect of an accounting change	$0.01	$0.11
Cumulative effect of an accounting change	—	(1.34)

Basic net income (loss per share)	$0.01	$(1.23)

Income per share before cumulative effect of an accounting change	$0.01	$0.11
Cumulative effect of an accounting change	—	(1.30)

Diluted net income per share	$0.01	$(1.19)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.     Net income per share. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options, warrants and restricted stock using the treasury stock method. The following table shows the computation of basic and diluted net income (loss) per share:

	Three	Three
	Months	Months
	Ended	Ended
(In thousands, except per share data)	3/31/03	3/31/02

Income before cumulative effect of an accounting change	$12,974	$16,051
Cumulative effect of an accounting change to adopt SFAS 142	—	(132,450)

Net income (loss)	$12,974	$(116,399)

Income per share before cumulative effect of an accounting change	$0.14	$0.16
Cumulative effect of an accounting change	—	(1.34)

Basic net income (loss) per share	$0.14	$(1.18)

Shares used in computing basic net income (loss) per share	94,357	98,352

Income per share before cumulative effect of an accounting change	$0.13	$0.16
Cumulative effect of an accounting change	—	(1.30)

Diluted net income (loss) per share	$0.13	$(1.14)

Shares used in computing diluted net income (loss) per share	97,275	102,155

     5.     Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income for all periods presented:

	Three	Three
	Months	Months
	Ended	Ended
(In thousands)	3/31/03	3/31/02

Net income (loss)	$12,974	$(116,399)
Foreign currency translation gains (losses)	6,490	(3,059)
Unrealized losses on marketable securities	(118)	(940)

Comprehensive income (loss)	$19,346	$(120,398)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.     Effects of New Accounting Pronouncements. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within our financial statements. See Note Two above.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Under its standard software license agreement (SWLA), the Company agrees to indemnify, defend and hold harmless its licensees from and against all losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, the Company has not recorded a liability relating to such provisions. Under the SWLA, the Company also represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accruals for warranty claims have been made. Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made. The Company implemented the provisions of FIN 45 as of January 1, 2003. The implementation of FIN 45 did not have a material impact on Sybase’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) effective for calendar years beginning after December 31, 2002. Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will apply the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.     Accounting for Goodwill. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., our business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, the Company performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, the Company first assigned its assets and liabilities, including existing goodwill and other intangible assets, to its identified reporting units to determine their carrying value. For this purpose, the Company’s reporting units equated to its five business segments then in place. The Company’s reporting units equate to its business segments since this is the lowest level of the Company at which operating plans are prepared and operating profitability is measured for assessing management performance. A consolidation of the Company’s business segments, such as occurred in the first quarter of 2003, will impact the business units tested under SFAS 142. See Note Eight for more information regarding the Company’s current and prior business segments. Based on an analysis of an independent third party appraiser, the Company then estimated the fair value of each reporting unit utilizing various valuation techniques including discounted cash flow and comparative market analysis. Step one of this analysis was then completed by comparing the carrying value of each reporting unit to its fair value. This comparison indicated a possible goodwill impairment within the FFI and the then-existing eBD reporting unit.

In step two of the analysis, the Company allocated the fair value of FFI and eBD to their respective assets and then compared the implied value of their goodwill to such goodwill’s carrying value. Based on the completed analysis, the Company recognized an impairment loss of $132.5 million in the first quarter of 2002. Of this impairment loss, $39.0 million related to the FFI reporting unit and $93.5 million related to the then-existing eBD reporting unit. This loss was recognized as a cumulative effect of an accounting change in the quarter ended March 31, 2002. The impairment loss had no income tax effect.

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	IPG	FFI	iAS	Consolidated Total

Balance at January 1, 2003	$107,456	$29,281	$89	$136,826
Goodwill recorded on AvantGo acquisition	—	—	14,612	14,612
Foreign currency translation adjustments	64	—	—	64

Balance at March 31, 2003	$107,520	$29,281	$14,701	$151,502

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects intangible assets as of March 31, 2003 and December 31, 2002:

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	3/31/03	3/31/03	3/31/03	12/31/02	12/31/02	12/31/02

Purchased technology	$79,100	$(44,102)	$34,998	$76,700	$(40,338)	$36,362
AvantGo tradenames	3,100	—	3,100	—	—	—
Customer lists	20,000	(6,389)	13,611	20,000	(5,889)	14,111

Totals	$102,200	$(50,491)	$51,709	$96,700	$(46,227)	$50,473

The amortization expense on these intangible assets for the three months ended March 31, 2003 was $4.3 million. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2003	$17,258
2004	17,325
2005	8,746
2006	2,567
2007	2,400

The AvantoGo tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.

8.     Segment Information. During 2002, the Company was organized into five separate business segments, including two majority-owned subsidiaries, each of which focused on one of five key market segments — Enterprise Solutions Division (ESD), e-Business Division (eBD), Business Intelligence Division (BID), iAnywhere Solutions, Inc. (iAS) and Financial Fusion, Inc. (FFI).

Beginning in 2003, the Company created a new Infrastructure Platform Group (IPG). This segment includes under one umbrella organization the former operations of the ESD, eBD, and BID segments. IPG is focused on integrating and providing synergies between the Company’s application infrastructure and solutions with an emphasis on delivering leading edge, open and modular technology and solutions. Both iAS and FFI continue as separate segments.

ESD, which is now part of the IPG division, provided products and solutions that let enterprises integrate, move and manage very large amounts of data and applications across diverse computing environments. eBD, which is also now part of the IPG division, provided solutions to enterprises for the integration of their core technologies and information. BID, which is the final former segment combined into the IPG division, provided products and solutions that let businesses consolidate and analyze large amounts of information.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

iAS continues to provide mobile and embedded solutions to empower businesses with always-available access to enterprise information while FFI delivers e-Finance solutions to leading financial institutions, fusing applications and middleware on a single integrated platform.

We report iAS, FFI, IPG as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As ESD, eBD and BID have been combined into IPG and are no longer reported as separate segments, we have restated all earlier periods reported to reflect the segment changes made in the first quarter of 2003.

Our Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments. Our CODM does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net, the provision for income taxes, and the cumulative effect of an accounting change are not broken out by segment. We do not account for, or report to the CODM, our assets or capital expenditures by segment.

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2003 is presented below:

(In thousands)	IPG	iAS	FFI	Elimination	Consolidated Total

Revenues:
License fees	$53,335	$7,398	$142	—	$60,875
Services	116,402	2,037	2,233	—	120,672

Direct revenues from external customers	169,737	9,435	2,375	—	181,547
Intersegment revenues	25	9,987	1,244	(11,256)	—

Total revenues	169,762	19,422	3,619	(11,256)	181,547

Total allocated costs and expenses before amortization of customer lists and purchased technology	152,499	15,963	5,547	(11,256)	162,753

Operating income (loss) before amortization of customer lists and purchased technology	17,263	3,459	(1,928)	—	18,794
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	33	811	—	3,764

Operating income (loss) before unallocated costs	14,343	3,426	(3,239)	—	14,530
Unallocated expense					(2,391)

Operating income					16,921
Interest income, interest expense and other, net					2,443

Income before income taxes					$19,364

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2002 is presented below:

(In thousands)	IPG	iAS	FFI	Elimination	Consolidated Total

Revenues:
License fees	$75,256	$7,796	$796	—	$83,848
Services	123,401	690	3,097	—	127,188

Direct revenues from external customers	198,657	8,486	3,893	—	211,036
Intersegment revenues	22	10,461	1,692	(12,175)	—

Total revenues	198,679	18,947	5,585	(12,175)	211,036

Total allocated costs and expenses before amortization of customer lists and purchased technology	176,392	14,521	6,086	(12,175)	184,824

Operating income (loss) before amortization of customer lists and purchased technology	22,287	4,426	(501)	—	26,212
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	—	811	—	3,731

Operating income (loss) before unallocated costs	19,367	4,426	(1,812)	—	21,981
Unallocated expense					(535)

Operating income					22,516
Interest income, interest expense and other, net					2,962

Income before income taxes and cumulative effect of an accounting change					$25,478

9.     Litigation. Sybase is a party to various legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our results of operations or consolidated financial position. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

10.     Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding common stock from time to time, subject to price and other conditions. During the first quarter of 2003, the Company repurchased approximately 0.7 million shares of its outstanding common stock at a cost of approximately $9.5 million. Through March 31, 2003, the Company has used an aggregate total of $364.8 million under the stock repurchase program (of the total $400 million authorized) to repurchase an aggregate total of 23.6 million shares.

11.     Restructuring.

2002 Restructuring Activities

In response to the continued economic slowdown, the Company embarked on certain restructuring actions during the third and fourth quarters of 2002 (2002 Plan) aimed at reducing the Company’s annual payroll and facilities-related expenses by approximately $24.0

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries.

The following table summarizes the activity related to the 2002 Plan at March 31, 2003:

				Accrued liabilities
	Accrued liabilities	Amounts		at
(Dollars in millions)	at 12/31/02	Paid	Amounts reversed	3/31/03

Termination payments to employees and other related costs	$2.7	$2.0	0.1	$0.6
Lease cancellations and commitments	23.3	2.3	0.1	20.9
Other	0.2		—	0.2

	$26.2	$4.3	$0.2	$21.7

The remaining restructuring accrual primarily relates to certain lease costs the Company is contractually required to pay on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2002 Plan. Substantially all remaining severance payments are expected to be made by the end of the second quarter of 2003. Sybase’s payments toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or to locate suitable subtenants. These payments will be made over a period not to exceed 7.5 years.

During the three months ended March 31, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. The credit to the severance accrual primarily related to the retention of three U.S. employees previously slated for termination under the 2002 Plan to replace certain employees who left the Company for reasons unrelated to the 2002 Plan. The other restructuring credits were related primarily to facility-related exit activities.

2001 Restructuring Activities

In connection with the Company’s acquisition of New Era of Networks, Inc. (NEN), and following the Company’s announcement that its first quarter and 2001 revenues would be below expectations, the Company began to implement a restructuring plan designed to eliminate certain personnel, assets and facilities, and align its cost structure with anticipated revenues (2001 Plan). The Company recorded restructuring charges of $54.2 million to reflect these activities. The 2001 Plan called for the termination of approximately 880 employees worldwide, as well as the consolidation or closure of approximately 30 facilities worldwide and the write-off of certain assets abandoned as a result of such closures and consolidation.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity related to the 2001 Plan at March 31, 2003:

				Accrued liabilities
	Accrued liabilities	Amounts		at
(Dollars in millions)	at 12/31/02	paid	Amounts reversed	3/31/03

Termination payments to employees and other related costs	$0.8	$0.1		$0.7
Lease cancellations and commitments	19.5	2.2		17.3

	$20.3	$2.3	$—	$18.0

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies, and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. See also “Future Operating Results — Financial Accounting Related Matters,” below.

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

Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the above criteria are met, (ii) payment of the license fees are not dependent upon the performance of the services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of license fees is dependent on performance of services, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. Under this method, management is required to estimate the number of total hours needed to complete a particular project, and revenues and profits are recognized based on the percentage of total contract hours completed. As a result, recognized revenues and profits are subject to revisions as the contract phases are actually completed.

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

Beginning in 2002, new accounting rules issued by the Financial Accounting Standards Board (FASB) provided that goodwill could no longer be amortized, and had to be tested for impairment at least annually. For a further discussion of goodwill impairment, see Note Seven to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. These rules further changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. The application of these new rules resulted in a cumulative effect of an accounting change of $132.5 million in the first quarter of 2002 and a goodwill impairment of $12.3 million in the fourth quarter of 2002.

As of March 31, 2003, we had recorded $151.5 million of goodwill. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments (see Note Eight to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference). If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology.

Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future goodwill impairment.

We continue to review our other intangible assets (purchased technology and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets.

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. Additional allowances might be required if deteriorating economic conditions or other factors affect our customers’ ability to make timely payments.

•	Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Subjective judgment is required in determining when a product becomes technologically feasible. Capitalized development costs are then amortized over the product’s estimated life beginning upon general release. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value, based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and disposing of the product), the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

•	Restructuring

During 2002 and 2001, we recorded significant accruals in connection with various restructuring activities. These accruals included estimated net costs to settle certain lease obligations, based on the analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from the estimates. If we are unable to negotiate affordable termination fees or if rental rates continue to decrease in the markets where the properties are located, or if it takes us longer then expected to find suitable sublease tenants, the actual costs could exceed our estimates.

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

•	Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. See also Note Two to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

•	Contingencies and Litigation

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. When we reasonably determine that a liability has been or will be incurred, and can reasonably estimate the range of potential losses in these matters, we are required to adequately provide for these loss contingencies. Even if we are not able to estimate the amount of potential loss in these matters, in the case of a potential material matter, we are required to disclose the fact that there is a reasonable possibility that a loss has been incurred. Our financial position or results of operations could be materially and adversely affected if we have grossly underestimated the scope of potential liability and/or the range of a potential loss in any matter.

Results of Operations
Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

License fees	$60.9	$83.8	(27%)
Percentage of total revenues	34%	40%
Services	$120.7	$127.2	(5%)
Percentage of total revenues	66%	60%
Total revenues	$181.5	$211.0	(14%)

Total revenues for the three months ended March 31, 2003 decreased 14 percent as compared to $211.0 million for the three months ended March 31, 2002.

License fees revenues decreased 27 percent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in license fees revenues during the quarter is primarily due to a decline in license revenues from enterprise database and enterprise application products included in the IPG division and iAS revenues (primarily mobile database products). Demand for these products continued to be affected by sluggish economic growth and a significant decrease in overall IT spending, especially for larger enterprise systems. We also experienced significantly less demand from the expansion of our existing customers’ internally deployed applications.

Services revenues (derived from technical support, education, and professional services) decreased 5 percent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in services revenue is primarily due to a 28 percent decrease in professional services revenues and education revenues as a result of the economic factors discussed above. The decrease was partially offset by a 4 percent increase in technical support revenues.

Services revenues as a percentage of total revenues increased to 66 percent for the three months ended March 31, 2003 compared to 60 percent for the three months ended March 31, 2002.

AvantGo contributed approximately $1.3 million to total revenues reported above.

Geographical Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

North American	$105.9	$126.1	(16%)
Percentage of total revenues	58%	60%
International
European	$50.9	$54.4	(6%)
Percentage of total revenues	28%	26%
Intercontinental	$24.7	$30.5	(19%)
Percentage of total revenues	14%	14%
Total International	$75.6	$84.9	(11%)
Percentage of total revenues	42%	40%
Total revenues	$181.5	$211.0	(14%)

North American revenues (United States, Canada and Mexico) decreased 16 percent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in North American revenues was primarily attributable to a 38 percent decline in license fees revenues and a 16 percent decline in education and professional services revenues, and was largely the result of the economic factors discussed under “Revenues,” above.

International revenues decreased 11 percent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. European revenues decreased 6 percent for the three months ended March 31, 2003 compared to revenues for the three months ended March 31, 2002. Intercontinental revenues (principally Asia Pacific and South America) decreased 19 percent for the three months ended March 31, 2003 compared to revenues for the three month period ended March 31, 2002.

The decrease in European revenues was primarily related to a 5 percent decrease in license fees revenues and a 41 percent decrease in education and professional services revenues, partially offset by a 16 percent increase in technical support revenues. The decrease in Intercontinental revenues was primarily attributable to a 25 percent decrease in license fees revenues and a combined decrease of 13 percent in services revenues. The decrease in total international revenues was largely the result of the economic factors discussed under “Revenues,” above. International revenues comprised 42 percent of total revenues for the three months ended March 31, 2003, up from 40 percent for the same period for 2002.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. The effect of foreign currency exchange rate changes on revenues was not material for the three months ended March 31, 2003 and 2002 respectively. Although we take into account changes in exchange rates over time in our pricing strategy, our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates. Changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see “Future Operating Results,” below, and “Quantitative and Qualitative Disclosures of Market Risk,” Part I, Item 3.

Costs and Expenses
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

Cost of license fees	$13.9	$11.5	21%
Percentage of license fees revenues	23%	14%
Cost of services	$39.2	$52.1	(25%)
Percentage of services revenues	32%	41%
Sales and marketing	$58.5	$70.9	(17%)
Percentage of total revenues	32%	34%
Product development and engineering	$29.9	$30.9	(3%)
Percentage of total revenues	16%	15%
General and administrative	$22.1	$22.3	(1%)
Percentage of total revenues	12%	11%
Amortization of other purchased intangibles	$0.5	$0.5	*
Percentage of total revenues	*	*
Stock compensation expense	$0.7	$0.5	40%
Percentage of total revenues	*	*
Reversal of restructuring accruals	$(0.2)	$(0.1)	100%
Percentage of total revenues	*	*

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $13.9 million for the three months ended March 31, 2003, up from $11.5 million for the three months ended March 31, 2002. Such costs were 23 percent of license fees revenue for the three months ended March 31, 2003 compared to 14 percent for the three months ended March 31, 2002. The increase in the cost of license fees was primarily due to an increase in third-party royalties. Amortization of capitalized software costs included in cost of license fees was $6.5 million for the three months ended March 31, 2003 compared to $6.1 million for the three months ended March 31, 2002. The increase in amortization of capitalized software costs was primarily due to certain eBD products that we began to amortize after the first quarter of 2002. Amortization of purchased technology was $3.8 million for the three months ended March 31, 2003 compared to $3.7 million for the three months ended March 31, 2002.

Cost of Services. Cost of services consists primarily of the cost to provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $39.2 million for the three months ended March 31, 2003 compared to $52.1 million for the three months ended March 31, 2002. These costs were 32 percent and 41 percent of services revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease in cost of services in absolute dollars and as a percentage of services revenues is primarily due to a reduction in consulting personnel as a result of our restructuring activities in the second half of 2002, and a decrease in costs associated with third-party consultants.

Sales and Marketing. Sales and marketing expenses decreased 17 percent to $58.5 million for the three months ended March 31, 2003 compared to $70.9 million for the three months ended March 31, 2002. These costs were 32 percent and 34 percent of total revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues was primarily due to a decrease in sales and marketing personnel as a result of our 2002 restructuring activities, a reduction in sales commissions (principally due to lower license fees revenues), a reduction in discretionary spending on marketing programs, and a decrease in certain allocated common costs. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 3 percent to $29.9 million for the three months ended March 31, 2003 compared to $30.9 million for the three months ended March 31, 2002. These costs as a percentage of total revenues were 16 percent and 15 percent for the three months ended March 31, 2003 and 2002, respectively. The decrease in product development and engineering in absolute dollars is primarily due to a decrease in allocated common costs and a reduction in product development and engineering personnel through the further integration of NEN, partially offset by a decrease in capitalized software development costs.

We capitalized approximately $6.6 million of software development costs for the three months ended March 31, 2003 compared to $7.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2003 capitalized software costs included costs incurred for the development of the Business Process Integrator 3.9, Enterprise Application Server 5.0, PowerBuilder® 9.0, and PowerDesigner® 10.0.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses were $22.1 million and $22.3 million for the three months ended March 31, 2003 and 2002, respectively. These costs represented 12 percent and 11 percent of total revenues for the three months ended March 31, 2003 and 2002, respectively. The slight decrease in absolute dollars was primarily due to a decrease in allocated common costs.

Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI).

Stock compensation expense. Stock compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in the second quarter of 2001 and in the first quarter of 2003, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN.

Reversal of Restructuring Accruals. Entering 2002, we expected our revenues to increase during the second half of the year as the U.S. economy shook off recessionary conditions and customers resumed their investment in enterprise software projects. As we completed our second quarter, however, it became apparent that general economic conditions were not improving as anticipated, and that our revenues therefore were likely to lag below expectations. Faced with this realization, we embarked on certain restructuring activities during the third and fourth quarters (2002 Plan) aimed at reducing our annual payroll and facilities-related expenses by approximately $24 million. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the planned liquidation of approximately 9 foreign subsidiaries.

The following table summarizes the activity related to the 2002 Plan at March 31, 2003:

				Accrued liabilities
	Accrued liabilities	Amounts		at
(Dollars in millions)	at 12/31/02	Paid	Amounts reversed	3/31/03

Termination payments to employees and other related costs	$2.7	$2.0	0.1	$0.6
Lease cancellations and commitments	23.3	2.3	0.1	20.9
Other	0.2		—	0.2

	$26.2	$4.3	$0.2	$21.7

During the three months ended March 31, 2003, approximately $0.2 million was reversed by a corresponding credit to restructuring expenses. The credit to the severance accrual primarily related to the retention of three U.S. employees previously slated for termination under the 2002 Plan, to replace certain employees who left the Company for reasons unrelated to the 2002 Plan. The other restructuring credits primarily related to the adjustment to certain accruals for lease commitments. Substantially all of the remaining severance payments are expected to be made by the end of the second quarter of 2003. Our payments toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be made over a period not to exceed 7.25 years.

Operating Income
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/30/02	Change

Operating income	$16.9	$22.5	(25%)
Percentage of total revenues	9%	11%

Operating income was $16.9 million for the three months ended March 31, 2003 compared to operating income of $22.5 million for the three months ended March 31, 2002. The decrease in operating income is due primarily to a 14 percent decline in total revenues, partially offset by a decrease in operating expenses, primarily resulting from the 2002 Plan.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

Interest income	$2.8	$2.8	*
Percentage of total revenues	2%	1%
Interest expense and other, net	$(0.4)	$0.1	*
Percentage of total revenues	*	*

*	Not meaningful

Interest income was $2.8 million for the three months ended March 31, 2003 and 2002, respectively. Interest income consists primarily of interest earned on our investments.

Interest expense and other, net was $(0.4) million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002. Interest expense and other, net, primarily includes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; and bank fees. The net movement in interest expense and other, net between the two quarters was primarily the result of an increase in the realized foreign currency losses incurred in the quarter ended March 31, 2003.

Provision for Income Taxes
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

Provision for income taxes	$6.4	$9.4	(32%)

We recorded income tax provisions of $6.4 million for the three months ended March 31, 2003 compared to $9.4 million for the three months ended March 31, 2002, a decrease of 32 percent. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. For the three months ended March 31, 2003, the income tax provision was recorded on pre-tax income at an effective rate of 33 percent. For the three months ended March 31, 2002, the income tax provision was recorded on income (before the cumulative effect of the SFAS 142 goodwill asset impairment), at an effective rate of 37 percent. The reduction in the effective tax rate is largely the result of the expected utilization of certain foreign tax credits on which a full valuation allowance has been provided.

We had net deferred tax assets of $66.6 million at March 31, 2003. The deferred tax assets were net of a valuation allowance of $48.5 million. Realization of our net deferred tax assets depends upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

Cumulative Effect of an Accounting Change to Adopt SFAS 142
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

Cumulative effect of an accounting change to adopt SFAS 142	—	$(132.5)	*

*	Not meaningful

In accordance with SFAS 142, we performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third-party appraiser. Based on this analysis, we recognized an impairment loss of $132.5 million in the first quarter of 2002. See Note Seven to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

Net Income (Loss) Per Share
(Dollars and shares in millions, except per share data)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

Net income (loss)	$13.0	$(116.4)	*
Percentage of total revenues	7%	(55%)
Basic net income (loss) per share	$0.14	$(1.18)	*
Diluted net income (loss) per share	$0.13	$(1.14)	*
Shares used in computing basic net income (loss) per share	94.4	98.4	(4%)
Shares used in computing diluted net income (loss) per Share	97.3	102.2	(5%)

*	Not meaningful

We reported net income of $13.0 million for the three months ended March 31, 2003 compared to a net loss of $116.4 million for the three months ended March 31, 2002. The increase in net income is primarily related to the $132.5 million goodwill impairment loss recognized as a cumulative effect of an accounting change in the first quarter of 2002. Basic net income per share was $0.14 for the three months ended March 31, 2003 compared to basic net loss per share of $1.18 for the same period in 2002. Diluted net income per share was $0.13 for the three months ended March 31, 2003 compared to diluted net loss per share of $1.14 for the same period in 2002. Shares used in computing basic net income (loss) per share decreased 4 percent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due primarily to shares repurchased under our stock repurchase program. See Note Ten to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference), partially offset by the exercise of employee stock options. Shares used in computing diluted net income (loss) per share decreased 5 percent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily for the reasons stated above.

After its acquisition by Sybase, AvantGo generated a loss of approximately $0.6 million in the quarter ended March 31, 2003.

Liquidity and Capital Resources
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/03	3/31/02	Change

Working capital	$118.4	$68.0	74%
Cash, cash equivalents and cash investments	$455.5	$389.8	17%
Net cash provided by operating activities	$95.5	$73.8	29%
Net cash used for investing activities	$13.8	$78.0	(82%)
Net cash provided by (used for) financing activities	$0.5	$(3.2)	*

*	Not meaningful

Net cash provided by operating activities increased 29 percent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in net cash provided by operating activities is primarily due to a decrease in accounts receivable and an increase in deferred revenue.

Net cash used for investing activities was $13.8 million for the three months ended March 31, 2003 compared to $78.0 million for the three months ended March 31, 2002. The decrease in net cash used for investing activities is primarily due to net dispositions of cash investments of $19.6 million during the three months ended March 31, 2003, compared to $58.0 million of cash investment net purchases during the three months ended March 31, 2002, and the net utilization of $13.9 million in cash during the three months ended March 31, 2003 associated with the AvantGo transaction.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2003 compared to net cash used of $3.2 million for the three months ended March 31, 2002. The shift from net cash used for financing activities to net cash provided by financing activities was primarily the result of a decrease in the cash used to repurchase our common stock during the three months ended March 31, 2003, compared to the cash used for the same purpose during the same period in 2002.

During the three months ended March 31, 2003, we repurchased 0.7 million shares of our common stock for $9.5 million pursuant to the Board of Directors’ authorization. For additional information regarding our stock repurchase program, see Note Ten to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for capital expenditures at March 31, 2003. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2003, we had identifiable assets totaling $261.7 million associated with our European operations and $84.5 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive loss” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

Future Operating Results

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report including those regarding forward looking statements described on Page 3 of this Report.

•	Revenue Related Factors

The post-9/11 decline of the U.S. and global economies compounded by the war in the Middle East continued to contribute to depressed IT spending in the first quarter of 2003. We will continue to pursue our business strategies, with an increased emphasis on creating successful strategic and global alliances with key partners — such as Sun Microsystems, Apple Computer, BearingPoint Consulting, Inc. and PeopleSoft, Inc. — to provide customers with optimal solutions based on our leading-edge technology and our partners’ capabilities in specific markets. However, if we are unable to achieve these goals, or if we are unable to maintain and provide desirable, innovative products and services to existing customers, our ability to maintain or grow revenue may be significantly impaired. This, in turn, could adversely impact our results of operations, even if we continue to generate a profit and to maintain positive cash flows.

Furthermore, complex revenue recognition rules for software companies directly affect our ability to measure revenue for any given accounting period. Such rules are subject to constant review and revision by various bodies tasked with the establishment of accounting standards. Therefore, modifications or new interpretations of existing accounting guidance governing revenue recognition in the software industry could have a material effect on our business. For a general discussion of our current revenue recognition rules and other critical accounting policies, see “Critical Accounting Policies and Estimates,” above, and “Changing Legal and Accounting Environment,” below, incorporated here by reference.

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

Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded approximately 50% to 70% of our quarterly revenues in the last month of each quarter, particularly during the final two weeks. Our customers include many large enterprises that make substantial investments in our products and services. Therefore, the inability to record one or more large orders, or a significant number of smaller orders, at the very end of a quarter could materially and adversely impact our results of operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period.

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

•	Changing Legal and Accounting Environment

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

In addition to the above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002 (SOA) on July 30, 2002, largely in response to a rash of financial scandals involving public companies such as Enron. The SOA provides for sweeping and unprecedented corporate reforms, focusing on public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas, and establishing harsher civil and criminal penalties for violation of U.S. securities laws. Certain provisions of the SOA became effective immediately, and others required the SEC and the national securities exchanges to enact rules and regulations to carry out the purposes of the act. Many of these new SEC-mandated rules and procedures (including rules requiring personal certification of a company’s SEC reports by the company’s chief executive officer and senior financial officers, accelerated filing of certain SEC reports, and changes in the role and functions of a company’s audit committee), became effective during the latter half of 2002 and in early 2003, and many additional SEC rules and regulations, as well as conforming rules promulgated by the New York Stock Exchange, where the Company’s stock is traded, subsequently will become effective. We believe our corporate practices and standards currently meet or exceed the current rules and regulations promulgated under the SOA. However, new or additional rules or practices that influence significant adjustments to our business practices and procedures could result in increased administrative expenses, lengthened sales cycles and other changes that could adversely affect our results of operations.

•	Stock Price Volatility

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

During the past two years, U.S. stock prices in general have experienced a significant downturn, due, in part, to the collapse of “dot.com” stocks, the continued weakening of the U.S. and global economic conditions, acts of domestic and international terrorism, and the war in the Middle East (see also “Revenue Related Factors,” above). Our stock price may continue to fluctuate in the future in response to these and various other factors, including our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, acquisitions of other businesses and technologies, and other events. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high technology companies, but which often have been unrelated to the operating performance of these companies.

•	Competition

The IT industry and the market for our products and services is fast-paced and extremely competitive, and is marked by dynamic customer demands, short product life cycles, and the burgeoning e-Business marketplace. We have numerous competitors, including large companies such as Oracle Corporation, Microsoft Corporation, and IBM Corporation, and other smaller highly-aggressive firms. Many of these companies may have greater financial, technical, sales and marketing resources, and a larger installed customer base than Sybase. In addition, our competitors’ advertising and marketing efforts could adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop new products, enhance existing products and retain competitive pricing policies in a timely manner. Our failure to compete successfully with new or existing competitors could have a material adverse impact on our business, and on the market price of our stock.

•	Product Development

Increased widespread use of the Internet and fast-growing market demand for enterprise portals and mobile and embedded solutions may significantly alter how we do business in the future. This could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices, which could significantly impact our ability to generate future revenues.

We have released the Sybase Enterprise Portal, an industry leading enterprise-class portal product designed to enable organizations to provide personalized business interfaces to employees, customers, partners and suppliers. With our acquisition of NEN in April 2001, we gained the ability to offer enterprise application integrators that integrate Sybase Enterprise Portal with other applications. Sybase Enterprise Portal solutions are intended to enable successful e-Business strategies for organizations transacting business via the Internet. When we acquired OnePage, Inc. in April 2002, we gained technology designed to further enhance our Sybase Enterprise Portal offering. The completion of our acquisition of AvantGo in the first quarter of 2003 allows us to significantly enhance our iAS mobile and embedded products and solutions. We believe our focus on enterprise portals, mobile and embedded solutions and services and our other strategies will enhance revenues and profitability. However, if the market does not continue to develop as anticipated, or if our solutions and services do not successfully compete in the relevant markets, we may not realize expected revenues and profitability.

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

•	Changes in Sales Model

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

In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now FFI) increased our focus on the financial services market. In May 2000, we announced the launch of iAnywhere Solutions, Inc., a majority-owned subsidiary formed to continue the business of our former Mobile and Embedded Computing (MEC) division in mobile and embedded e-Business products and services. eBD was created in the second quarter of 2001 when we acquired NEN, and consists of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division. In January 2003, we further reorganized our sales focus with the creation of the Infrastructure Platform Group (IPG), which will focus on increasing market presence and revenue through solution partners (e.g., ISVs, VARs and OEMs) and delivery partners (e.g., SIs, distributors and resellers). Our worldwide field organization will continue to focus on end user customers, and will continue to provide field support to promote growth of our business through partners. Further reorganization of our sales model could have a direct affect on our results of operations. See “Revenue Related Factors,” above.

•	International Operations

We currently derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first quarter of 2003, our revenues outside North America represented 42% of our total revenues for the quarter. Because of this, global political unrest, acts of terrorism and the war in the Middle East and other factors could, individually or in combination, have a material impact on our international revenues and operations. See “Revenue Related Factors,” above.

As a global concern, we also face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see “Financial Risk Management — Foreign Exchange Risk,” above, incorporated here by reference.

Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions. For example, during 2002, we centralized our finance functions within specific geographic regions (rather than maintaining them on a country-by-country basis), closed a subsidiary in the Czech Republic, and dissolved NEN as well as several of its majority-owned and wholly-owned subsidiaries. In February 2001, we acquired our distributor in Denmark and in September 2000, we acquired certain assets and assumed certain liabilities of our distributor in Mexico. During 1999 and 2000, we closed various subsidiaries including Chile and Peru. Several significant management and organizational changes also occurred during the same periods, including the resignation and replacement of regional management in Europe and Asia.

Other factors that could significantly impact aspects of our international operations include:

•	Changes in political, regulatory, or economic conditions

•	Changes or limitations in trade protection laws

•	Changes in tax treaties or laws favorable to Sybase

•	Natural disasters, including epidemics

•	Intellectual Property

Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries may have a material adverse impact on future operating results. In addition, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims.

In the past, third parties have claimed that Sybase products or technologies violated their patents or other proprietary rights. It is possible that such claims will be asserted in the future. In addition, to the extent we acquire other technologies, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. For example, a trademark infringement and dilution case filed in 1999 against NEN, then a wholly-owned subsidiary, resulted in a multi-million dollar judgment against NEN and an injunction against NEN’s use of the trade name “NEON.” The action was settled in September 2001 for a lesser amount as well as certain other concessions. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company’s business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

•	Changes in Management; Human Resources

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

•	Acquisitions and Strategic Relationships

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                OF MARKET RISK

The following discussion about our risk management activities includes forward looking statements that involve risks and uncertainties, as more fully described on Page 3 of this Report.

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2003 was immaterial to our consolidated financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit quality issuers and, by policy, we limit the amount of credit exposure to any one issuer.

We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at March 31, 2003 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2003, we carried out an evaluation under the supervision, and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the above evaluation.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this Report on Form 10-Q:

(1)	On January 3, 2002, we filed a Report on Form 8-K in connection with the execution of a definitive agreement to acquire AvantGo, Inc.

(2)	On March 12, 2003, we filed a Report on Form 8-K in connection with the completion of our acquisition of AvantGo, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2003	SYBASE, INC.

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

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John S. Chen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Sybase, Inc. on Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of Sybase, Inc.

By: /s/ JOHN S. CHEN

Name: John S. Chen Title: Chief Executive Officer and President

I, Pieter A. Van der Vorst, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Sybase, Inc. on Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of Sybase, Inc.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ PIETER A. VAN DER VORST

Pieter A. Van der Vorst Senior Vice President and Chief Financial Officer

EXHIBIT INDEX TO SYBASE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002