Form 10-Q
period 2003-06-30
SYBASE INC
filed 2003-08-13
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

On July 31, 2003, 94,777,397 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED JUNE 30, 2003

FORWARD-LOOKING STATEMENTS

This document contains forward looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward looking statements. These risks include continued weakness in the U.S. and global economies; global political unrest, including acts of terrorism and the situation in the Middle East; sales productivity; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products, risks inherent in completing the acquisition of other companies, the ability to integrate acquired companies into our business, and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results,” Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002
(Dollars in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$249,070	$231,267
Short-term cash investments	134,637	63,740

Total cash, cash equivalents and short-term cash investments	383,707	295,007
Restricted cash	4,404	5,653
Accounts receivable, net	126,426	169,193
Deferred income taxes	20,139	20,097
Other current assets	14,037	14,669

Total current assets	548,713	504,619
Long-term cash investments	75,618	92,173
Restricted long-term cash investments	3,400	—
Property, equipment and improvements, net	67,950	70,402
Deferred income taxes	47,944	46,295
Capitalized software, net	63,455	62,266
Goodwill, net	151,701	136,826
Other purchased intangibles, net	47,378	50,473
Other assets	26,885	29,695

Total assets	$1,033,044	$992,749

Current liabilities:
Accounts payable	$13,556	$13,085
Accrued compensation and related expenses	34,239	36,671
Accrued income taxes	35,813	34,023
Other accrued liabilities	99,455	112,468
Deferred revenue	222,085	200,458

Total current liabilities	405,148	396,705
Other liabilities	12,974	10,641
Minority interest	5,029	5,029
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 93,817,321 outstanding (2002-105,337,362 shares issued and 94,660,056 Outstanding)	105	105
Additional paid-in capital	933,856	929,064
Accumulated deficit	(172,655)	(189,936)
Accumulated other comprehensive income/(loss)	8,955	(8,673)
Cost of 11,520,041 shares of treasury stock (2002-10,677,306 shares)	(153,591)	(146,816)
Unearned compensation	(6,777)	(3,370)

Total stockholders’ equity	609,893	580,374

Total liabilities and stockholders’ equity	$1,033,044	$992,749

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
(In thousands, except per share data)
Revenues:
License fees	$63,897	$77,449	$124,771	$161,298
Services	128,135	127,814	248,808	255,002

Total revenues	192,032	205,263	373,579	416,300
Costs and expenses:
Cost of license fees	14,589	13,225	28,518	24,689
Cost of services	40,643	48,344	79,874	100,429
Sales and marketing	59,666	66,962	118,162	137,850
Product development and engineering	29,348	28,530	59,266	59,469
General and administrative	20,471	20,428	42,571	42,690
Amortization of other purchased intangibles	500	500	1,000	1,000
Stock compensation expense	727	497	1,388	994
Cost (reversal) of restructure	7,957	(795)	7,748	(910)

Total costs and expenses	173,901	177,691	338,527	366,211

Operating income	18,131	27,572	35,052	50,089
Interest income	2,872	3,003	5,699	5,830
Interest expense and other, net	652	2,475	268	2,609

Income before income taxes and cumulative effect of an accounting change	21,655	33,050	41,019	58,528
Provision for income taxes	7,096	12,889	13,486	22,316

Income before cumulative effect of an accounting change	14,559	20,161	27,533	36,212
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(132,450)

Net income (loss)	$14,559	$20,161	$27,533	$(96,238)

Income per share before cumulative effect of an accounting change	$0.16	$0.21	$0.29	$0.37
Cumulative effect of an accounting change	—	—	—	(1.35)

Basic net income (loss) per share	$0.16	$0.21	$0.29	$(0.98)

Shares used in computing basic net income (loss) per share	93,787	98,308	94,072	98,330

Income per share before cumulative effect of an accounting change	$0.15	$0.20	$0.28	$0.36
Cumulative effect of an accounting change	—	—	—	(1.31)

Diluted net income (loss) per share	$0.15	$0.20	$0.28	$(0.95)

Shares used in computing diluted net income (loss) per share	96,432	100,738	96,858	101,403

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2003	2002
(Dollars in thousands)
Cash and cash equivalents, beginning of year	$231,267	$222,793
Cash flows from operating activities:
Net income (loss)	27,533	(96,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,127	40,172
Write-off of assets in restructuring	343	—
Gain on disposal of assets	(168)	(2,938)
Cumulative effect of an accounting change	—	132,450
Deferred income taxes	(2,675)	(2,477)
Amortization of deferred stock-based compensation	1,388	994
Changes in assets and liabilities:
Accounts receivable	52,531	59,276
Other current assets	778	431
Accounts payable	(182)	1,722
Accrued compensation and related expenses	(3,389)	(4,942)
Accrued income taxes	1,773	9,301
Other accrued liabilities	(23,433)	(32,628)
Deferred revenues	20,826	6,475
Other liabilities	2,414	2,344

Net cash provided by operating activities	119,866	113,942
Cash flows from investing activities:
Decrease in restricted cash	1,249	911
Purchases of available-for-sale cash investments	(134,283)	(119,907)
Maturities of available-for-sale cash investments	41,350	30,966
Sales of available-for-sale cash investments	38,755	96,626
Business combinations, net of cash acquired	(13,900)	(2,087)
Purchases of property, equipment and improvements	(20,608)	(26,589)
Proceeds from sale of fixed assets	141	679
Capitalized software development costs	(15,130)	(15,800)
(Increase) Decrease in other assets	2,216	(214)

Net cash used for investing activities	(100,210)	(35,415)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and reissuance of treasury stock	13,853	14,122
Purchases of treasury stock	(30,883)	(39,123)

Net cash used for financing activities	(17,030)	(25,001)
Effect of exchange rate changes on cash	15,177	11,512

Net increase in cash and cash equivalents	17,803	65,038

Cash and cash equivalents, end of period	249,070	287,831
Cash investments, end of period	210,255	112,948

Total cash, cash equivalents and cash investments, end of period	$459,325	$400,779

Supplemental disclosures:
Interest paid	$34	$80
Income taxes paid	$13,768	$15,539

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

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

2     Stock-Based Compensation. SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Sybase has chosen to continue to account for stock-based employee compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/03	6/30/02	6/30/03	6/30/02
(Dollars in thousands, except per share data)
As reported net income/(loss) – stock-based employee compensation determined using the intrinsic value method	$14,559	$20,161	$27,533	$(96,238)
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$727	$497	$1,388	$994
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(7,847)	$(8,941)	$(15,973)	$(18,000)

Pro-forma net income/(loss) – stock-based employee compensation determined under the fair value method	$7,439	$11,717	$12,948	$(113,244)
Basic net income/(loss) per share
As reported	$0.16	$0.21	$0.29	$(0.98)
Pro forma	0.08	0.12	0.14	(1.15)
Diluted net income/(loss) per share
As reported	$0.15	$0.20	$0.28	$(0.95)
Pro forma	0.08	0.12	0.14	(1.15)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value employee compensation cost presented above was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/03	6/30/02	6/30/03	6/30/02

Expected volatility	64.72%	67.65%	65.81%	67.65%
Risk-free interest rates	2.17%	3.46%	2.47%	3.46%
Expected lives (years)	4.25	4.25	4.25	4.25
Expected dividend yield	—	—	—	—

3.     Business Combinations. On December 20, 2002, Sybase agreed to acquire all the outstanding capital stock of AvantGo, Inc. (AvantGo) a publicly traded provider of mobile enterprise software, for approximately $40.5 million in cash including $1.4 million in merger-related transaction expenses. On February 25, 2003, the AvantGo shareholders approved the transaction. As a result of the acquisition, Sybase expects to strengthen its position in the mobile middleware market and provide a more complete m-Business platform to its customers. The results of AvantGo are included in the Company’s iAS reporting segment. The excess of the purchase price over the fair value of the net assets acquired is approximately $20.2 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent upon the filing of AvantGo’s final federal and state income tax returns. Included in the liabilities acquired is $4.7 million related to estimated facility and severance exit costs accounted for in accordance with Emerging Task Force Issue Number 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Of the estimated $20.2 million excess, $2.4 was allocated to developed technology, $3.1 million was allocated to the AvantGo family of trade names, and $14.7 million was allocated to goodwill. The developed technology was assigned a useful life of six years, while an indefinite life was assigned to the trade names. The allocation and assignment of useful lives was based on a valuation prepared by an independent third-party appraiser. Included in the goodwill is approximately $1.0 million that was allocated to goodwill with an offsetting amount allocated to long-term deferred tax liability for the tax effect of the amortization of the developed technology, which is not deductible for tax purposes.

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

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

				Accrued
	Accrued			liabilities
	liabilities	Amounts	Amounts	at
	Assumed	Paid	reversed	6/30/03
(Dollars in millions)
Termination payments to employees and other related costs	$0.3	$—	—	$0.3
Lease cancellations and commitments	4.0	0.4	—	3.6

	$4.3	$0.4	$—	$3.9

The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase and AvantGo as if the acquisition of AvantGo had occurred as of the beginning of 2003 and 2002, respectively. The pro forma quarterly financial information gives effect to certain adjustments, including the amortization of developed technology and the elimination of AvantGo’s amortization of stock-based compensation. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

	Six	Six
	Months	Months
	Ended	Ended
	6/30/03	6/30/02
(In thousands, except per share data)
Revenue	$375,595	$426,408
Income before the cumulative effect of an accounting change	15,720	27,276
Net income (loss)	$15,720	$(105,174)
Income per share before cumulative effect of an accounting change	$0.17	$0.28
Cumulative effect of an accounting change	—	(1.35)

Basic net income (loss) per share	$0.17	$(1.07)

Income per share before cumulative effect of an accounting change	$0.16	$0.27
Cumulative effect of an accounting change	—	(1.31)

Diluted net income (loss) per share	$0.16	$(1.04)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.     Net income per share. Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options, and restricted stock using the treasury stock method. The following table shows the computation of basic and diluted net income (loss) per share:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/03	6/30/02	6/30/03	6/30/02
(In thousands, except per share data)
Income before cumulative effect of an accounting change	$14,559	$20,161	$27,533	$36,212
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(132,450)

Net income (loss)	$14,559	$20,161	$27,533	$(96,238)

Income per share before cumulative effect of an accounting change	$0.16	$0.21	$0.29	$0.37
Cumulative effect of an accounting change	—	—	—	(1.35)

Basic net income (loss) per share	$0.16	$0.21	$0.29	$(0.98)

Shares used in computing basic net income (loss) per share	93,787	98,308	94,072	98,330

Income per share before cumulative effect of an accounting change	$0.15	$0.20	$0.28	$0.36
Cumulative effect of an accounting change	—	—	—	(1.31)

Diluted net income (loss) per share	$0.15	$0.20	$0.28	$(0.95)

Shares used in computing basic net income (loss) per share	93,787	98,308	94,072	98,330
Dilutive effect of stock options	1,909	2,046	2,170	2,689
Dilutive effect of restricted stock	736	384	616	384

Shares used in computing diluted net income (loss) per share	96,432	100,738	96,858	101,403

5.     Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/03	6/30/02	6/30/03	6/30/02
(In thousands)
Net income (loss)	$14,559	$20,161	$27,533	$(96,238)
Foreign currency translation gains	11,240	13,062	17,730	10,003
Unrealized gains/(losses) on marketable securities	16	576	(102)	(364)

Comprehensive income (loss)	$25,815	$33,799	$45,161	$(86,599)

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.     Effects of New Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (Interpretation 46). Interpretation 46, which will be fully effective for any variable interest entity in which the Company has an interest starting July 1, 2003, and is effective for certain variable interest entities in which the Company acquired an interest during 2003, establishes accounting guidance for determining whether certain variable interest entities are required to be consolidated by their investors, sponsors or transferors. In general, variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the variable interest entity. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the variable interest entity’s assets. The new rules determine control, and the resulting need for consolidation, based on which holder bears the majority of the potential variability in losses and gains of the entity being evaluated. The adoption of Interpretation 46 did not have any impact on our consolidated financial position or statement of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within our financial statements. See Note 2 above.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Under its standard software license agreement (SWLA), the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, the Company has not recorded a liability relating to such provisions. Under the SWLA, the Company also represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Under its standard consulting and development agreement, the Company warrants that the services it performs will be undertaken by qualified personnel in a

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accruals for warranty claims have been made. Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made. The Company implemented the provisions of FIN 45 as of January 1, 2003. The implementation of FIN 45 did not have a material impact on Sybase’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) effective for calendar years beginning after December 31, 2002. Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We applied the provisions of SFAS 146 to restructuring activities undertaken during the quarter ended June 30, 2003 and will apply to any future restructuring activities.

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

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., our business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, the Company performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, the Company first assigned its assets and liabilities, including existing goodwill and other intangible assets, to its identified reporting units to determine their carrying value. For this purpose, the Company’s reporting units equated to its five business segments then in place. The Company’s reporting units equate to its business segments since this is the lowest level of the Company at which operating plans are prepared and operating profitability is measured for assessing management performance. A consolidation of the Company’s business segments, such as occurred in the first quarter of 2003, will impact the business units tested under SFAS 142. See Note 8 for more information regarding the Company’s business segments. Based on an analysis of an independent third party appraiser, the

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company then estimated the fair value of each reporting unit utilizing various valuation techniques including discounted cash flow and comparative market analysis. Step one of this analysis was then completed by comparing the carrying value of each reporting unit to its fair value. This comparison indicated a possible goodwill impairment within the FFI and the then-existing eBD reporting unit.

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

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
	IPG	FFI	IAS	Total
(In thousands)
Balance at January 1, 2003	$107,456	$29,281	$89	$136,826
Goodwill recorded on AvantGo acquisition	—	—	14,612	14,612
Reduction in acquisition costs	(4)	—	—	(4)
Foreign currency translation adjustments	267	—	—	267

Balance at June 30, 2003	$107,719	$29,281	$14,701	$151,701

The following table reflects intangible assets as of June 30, 2003 and December 31, 2002:

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	6/30/03	6/30/03	6/30/03	12/31/02	12/31/02	12/31/02
(In thousands)
Purchased technology	$79,100	$(47,933)	$31,167	$76,700	$(40,338)	$36,362
AvantGo tradenames	3,100	—	3,100	—	—	—
Customer lists	20,000	(6,889)	13,111	20,000	(5,889)	14,111

Totals	$102,200	$(54,822)	$47,378	$96,700	$(46,227)	$50,473

The amortization expense on these intangible assets for the three and six months ended June 30, 2003 was $4.3 million and $8.6 million, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2003	$17,258
2004	17,325
2005	8,746
2006	2,567
2007	2,400

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Beginning in 2003, the Company created a new Infrastructure Platform Group (IPG). This segment includes, under one umbrella organization, the former operations of the ESD, eBD, and BID segments. IPG is focused on integrating and providing synergies between the Company’s application infrastructure products and solutions with an emphasis on delivering leading edge, open and modular technology and solutions. Both iAS and FFI continue as separate segments.

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

The Company discloses iAS, FFI, IPG as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As ESD, eBD and BID have been combined into IPG and are no longer reported as separate segments, the Company has restated all earlier periods reported to reflect the segment changes made in the first quarter of 2003.

Sybase’s Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The Company’s CODM does not view segment results below operating profit (loss) before unallocated costs, and therefore

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unallocated expenses, interest income, interest expense and other, net, the provision for income taxes, and the cumulative effect of an accounting change are not broken out by segment. Sybase does not account for, or report to the CODM, assets or capital expenditures by segment. In accordance with SFAS 146 the Company has allocated the costs associated with 2003 restructuring activities to each reportable segment. Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, restructuring related expenses and reversals associated with restructuring activities undertaken before 2003 are not included in segment level operating results but instead included in the total for unallocated cost savings. A summary of the segment financial information reported to the CODM for the three months ended June 30, 2003 is presented below:

					Consolidated
	IPG	IAS	FFI	Elimination	Total
(In thousands)
Revenues:
License fees
Enterprise	$35,506	$9	$—	—	$35,515
E-Business	8,313	—	—	—	8,313
Mobile and Embedded	6,099	8,268	—	—	14,367
E-Finance	792	—	494	—	1,286
Datawarehouse	4,416	—	—	—	4,416

Subtotal license fees	55,126	8,277	494	—	63,897
Intersegment license revenues	22	5,087	660	(5,769)	—

Total license fees	55,148	13,364	1,154	(5,769)	63,897
Services	123,264	2,681	2,190	—	128,135
Intersegment service revenues	—	6,688	1,180	(7,868)	—

Total services	123,264	9,369	3,370	(7,868)	128,135

Total revenues	178,412	22,733	4,524	(13,637)	192,032
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	154,740	18,552	5,984	(13,637)	165,639

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	23,672	4,181	(1,460)	—	26,393
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	100	811	—	3,831

Operating income (loss) before unallocated costs and cost of restructure	20,752	4,081	(2,771)	—	22,062
Cost of restructure - 2003 Activity	8,291	341	13	—	8,645

Operating income (loss) before unallocated costs	12,461	3,740	(2,784)	—	13,417
Unallocated cost savings					(4,714)

Operating income					18,131
Interest income, interest expense and other, net					3,524

Income before income taxes					$21,655

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended June 30, 2002 is presented below:

					Consolidated
	IPG	IAS	FFI	Elimination	Total
(In thousands)
Revenues:
License fees
Enterprise	$39,552	$(131)	$—	—	$39,421
E-Business	17,221	—	29	—	17,250
Mobile and Embedded	7,540	8,200	—	—	15,740
E-Finance	316	—	1,789	—	2,105
Datawarehouse	2,933	—	—	—	2,933

Subtotal license fees	67,562	8,069	1,818	—	77,449
Intersegment license revenues	50	6,283	292	(6,625)	—

Total license fees	67,612	14,352	2,110	(6,625)	77,449
Services	123,559	684	3,571	—	127,814
Intersegment service revenues	50	4,653	866	(5,569)	—

Total services	123,609	5,337	4,437	(5,569)	127,814

Total revenues	191,221	19,689	6,547	(12,194)	205,263
Total allocated costs and expenses before amortization of customer lists and purchased technology	167,504	14,141	7,168	(12,194)	176,619

Operating income (loss) before amortization of customer lists and purchased technology	23,717	5,548	(621)	—	28,644
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	—	811	—	3,731

Operating income (loss) before unallocated costs	20,797	5,548	(1,932)	—	24,413
Unallocated cost savings					(3,159)

Operating income					27,572
Interest income, interest expense and other, net					5,478

Income before income taxes					$33,050

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2003 is presented below:

					Consolidated
	IPG	IAS	FFI	Elimination	Total
(In thousands)
Revenues:
License fees
Enterprise	$69,175	$732	$—	—	$69,907
E-Business	20,586	—	—	—	20,586
Mobile and Embedded	10,925	14,943	—	—	25,868
E-Finance	941	—	635	—	1,576
Datawarehouse	6,834	—	—	—	6,834

Subtotal license fees	108,461	15,675	635	—	124,771
Intersegment license revenues	43	9,096	802	(9,941)	—

Total license fees	108,504	24,771	1,437	(9,941)	124,771
Services	239,667	4,718	4,423	—	248,808
Intersegment service revenues	3	12,666	2,284	(14,953)	—

Total services	239,670	17,384	6,707	(14,953)	248,808

Total revenues	348,174	42,155	8,144	(24,894)	373,579
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	307,240	34,515	11,531	(24,894)	328,392

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	40,934	7,640	(3,387)	—	45,187
Amortization of other purchased intangibles	—	—	1,000	—	1,000
Amortization of purchased technology	5,840	133	1,622	—	7,595

Operating income (loss) before unallocated costs and cost of restructure	35,094	7,507	(6,009)	—	36,592
Cost of restructure - 2003 Activity	8,291	341	13	—	8,645

Operating income (loss) before unallocated costs	26,803	7,166	(6,022)	—	27,947
Unallocated cost savings					(7,105)

Operating income					35,052
Interest income, interest expense and other, net					5,967

Income before income taxes					$41,019

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2002 is presented below:

					Consolidated
	IPG	IAS	FFI	Elimination	Total
(In thousands)
Revenues:
License fees
Enterprise	$79,632	$(86)	$—	—	$79,546
E-Business	38,670	—	59	—	38,729
Mobile and Embedded	15,489	15,951	—	—	31,440
E-Finance	1,379	—	2,555	—	3,934
Datawarehouse	7,649	—	—	—	7,649

Subtotal license fees	142,819	15,865	2,614	—	161,298
Intersegment license revenues	72	12,864	1,179	(14,115)	—

Total license fees	142,891	28,729	3,793	(14,115)	161,298
Services	246,960	1,374	6,668	—	255,002
Intersegment service revenues	50	8,533	1,671	(10,254)	—

Total services	247,010	9,907	8,339	(10,254)	255,002

Total revenues	389,901	38,636	12,132	(24,369)	416,300
Total allocated costs and expenses before amortization of customer lists and purchased technology	343,896	28,662	13,254	(24,369)	361,443

Operating income (loss) before amortization of customer lists and purchased technology	46,005	9,974	(1,122)	—	54,857
Amortization of other purchased intangibles	—	—	1,000	—	1,000
Amortization of purchased technology	5,840	—	1,622	—	7,462

Operating income (loss) before unallocated costs	40,165	9,974	(3,744)	—	46,395
Unallocated cost savings					(3,694)

Operating income					50,089
Interest income, interest expense and other, net					8,439

Income before income taxes and cumulative effect of an accounting change					$58,528

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

10.     Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase its outstanding common stock from time to time, subject to price and other conditions. During the first six months of 2003, the Company repurchased approximately 2.3 million shares of its outstanding common stock at a cost of approximately $30.9 million. Through June 30, 2003, the Company has used an aggregate total of $380.8 million under the stock repurchase program (of the total $400 million authorized) to repurchase an aggregate total of 24.9 million shares.

11.     Restructuring.

2003 Restructuring Actions

During the first quarter of 2003, Sybase’s license revenues were well below the Company’s expectations. Given this lower than expected revenue the Company reduced its projections regarding revenues for the remainder of the year and began to identify means of reducing its cost structure to produce earnings in line with its revised plan amounts. After this review, and in order to reduce its fixed quarterly cost structure, the Company embarked on a Restructuring Plan (“the 2003 Plan”) aimed at reducing its annual payroll and facilities related expenses by approximately $16.0 million. These activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. It is anticipated that the Company will incur approximately $11.4 million over the next twelve months once the restructuring activities prescribed under the 2003 Plan are fully completed. Certain expenses may extend beyond this twelve-month time frame depending upon when the costs associated with the sublease of certain facilities are incurred. In accordance with SFAS No. 146, the Company has recorded approximately $8.6 million to restructuring charges during the quarter ended June 30, 2003 as follows:

		Segment
	Cash/			Consolidated
	Non Cash	IPG	IAS	Total
(Dollars in millions)
Employee termination costs	Cash	$5.8	$0.3	$6.1
Lease cancellations and commitments	Cash/
	Non-cash	2.5	—	2.5

		$8.3	$0.3	$8.6

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Termination payments to employees and other related costs

The Company identified and terminated approximately 215 employees worldwide, with an additional 25 individuals notified that they would be terminated at the end of the third quarter.

During the quarter ended June 30, 2003, the Company recorded restructuring charges of $6.1 million for severance payments, termination benefits and related expenses provided in connection with the termination of approximately 215 Sybase employees. The employees terminated crossed largely all employee levels, business functions, operating units and geographic regions. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that the amounts were determined and communicated to the affected employees, provided the employee was not to render services to the Company beyond a minimum retention period. In such a case, the severance amounts will be expensed over the retention period.

As part of the 2003 Plan, the Company expects to incur additional restructuring charges of approximately $2.1 million for severance payments, termination benefits and related expenses. associated with: (i) individuals identified and notified of their termination during the quarter who will be rendering services through the end of Q3 2003; (ii) certain legal contingencies in connection with certain individuals outside the US who have not yet agreed to their severance package and as such will be subject to legal proceedings; and (iii) certain benefits potentially due to certain individuals terminated that have not been incurred. The balance of the restructuring charge will be included in future results of operations in the quarter such expenses are actually incurred.

Lease cancellations and commitments

As part of the termination of employees referred to above, and in connection with further streamlining the Company’s infrastructure to align its expenses with decreased growth projections, the Company identified a variety of Sybase facilities for closure or consolidation.

During the quarter ended June 30, 2003, Sybase recorded restructuring charges of $2.5 million for facilities vacated by the Company before June 30, 2003, including properties located in France, Germany, Netherlands, Sweden, Norway, and Thailand.

The offices included above were primarily used for the sale of Sybase software products, and professional services and customer support. These restructuring charges reflect the fair value of remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. The amounts recorded were based upon the analysis of an independent real estate consultant.

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the 2003 Plan, the Company expects to incur additional lease cancellations and other related expenses of approximately $0.7 million in future periods. The estimated restructuring charges not incurred in the quarter relate to expenses associated with facilities not vacated by the Company before June 30, 2003 but identified for consolidation or closure as part of the 2003 Plan, and certain leasehold improvements associated with these facilities. These include properties located in Pennsylvania, Italy and Denmark. These additional restructuring related expenses will be included in future results of operations in the quarter in which such expenses are actually incurred.

The following table summarizes the activity related to the 2003 Plan.

		Lease
	Employee	Cancellations
	Termination	and
(Dollars in millions)	Costs	Commitments	Total

Total charges	$6.1	$2.5	$8.6
Amounts paid or written off	4.0	0.2	4.2

Accrued liabilities at June 30, 2003	$2.1	$2.3	$4.4

2002 Restructuring Activities

In response to the continued economic slowdown, the Company embarked on certain restructuring actions during the third and fourth quarters of 2002 (2002 Plan) aimed at reducing the Company’s annual payroll and facilities-related expenses by approximately $24.0 million. We recorded restructuring charges of $36.5 million to reflect these activities. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries.

The following table summarizes the activity related to the 2002 Plan:

		Lease
	Employee	Cancellations
	Termination	and
(Dollars in millions)	Costs	Commitments	Other	Total

Accrued liabilities at December 31, 2002	$2.7	$23.3	$0.2	$26.2
Amounts paid	2.0	2.3	—	4.3
Amount reversed	0.1	0.1	—	0.2

Accrued liabilities at March 31, 2003	$0.6	$20.9	$0.2	$21.7
Amounts paid	0.2	2.8	—	3.0
Amounts reversed	0.1	0.1	—	0.2

Accrued liabilities at June 30, 2003	$0.3	$18.0	$0.2	$18.5

SYBASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The remaining restructuring accrual primarily relates to certain lease costs the Company is contractually required to pay on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2002 Plan. Substantially all remaining severance payments are expected to be made during 2003. Sybase’s payments toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or to locate suitable subtenants. These payments will be made over the remaining lease terms, ending at various dates through May 2010, or over a shorter period as the Company may negotiate with its lessors.

During the three months ended June 30, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. The credit to lease cancellations and commitments accrual primarily related to our facility in Dallas, Texas from which we were able to terminate our lease obligation for an amount less than that provided. The credit to the severance accrual primarily related to excess amounts associated with certain foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law.

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

2001 Restructuring Activities

A total restructuring accrual of $16.3 million remains with respect to the Company’s 2001 restructuring Plan. The remaining restructuring accrual primarily relates to certain lease payments the Company is contractually required to make on certain closed facilities, net of estimated associated sublease amounts. The payments of these accruals are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be paid over the remaining lease terms, ending at various dates through December 2011, or over a shorter period as the Company may negotiate with its lessors.

During the three months ended June 30, 2003, approximately $0.4 million in restructuring accruals related to the 2001 restructuring activities were reversed by a corresponding credit to restructuring expense. Of this amount, $0.3 million was a credit to the lease cancellations and commitments accrual primarily related to the conclusion of lease negotiations associated with properties located in Orem, Utah and Canada. The Company also recorded a credit for $0.1 million to the severance accrual primarily related to excess amounts associated with certain foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. See also “Future Operating Results – Financial Accounting Related Matters,” below.

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

Beginning in 2002, new accounting rules issued by the Financial Accounting Standards Board (FASB) provided that goodwill could no longer be amortized, but had to be tested for impairment at least annually. For a further discussion of goodwill impairment, see Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. These rules further changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. The application of these new rules resulted in a cumulative effect of an accounting change of $132.5 million in the first quarter of 2002 and a goodwill impairment of $12.3 million in the fourth quarter of 2002.

As of June 30, 2003, we had recorded $151.7 million of goodwill. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments (see Note 8 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference). If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology.

Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future goodwill impairment charge.

We continue to review our other intangible assets (purchased technology, tradenames and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets.

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

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Subjective judgment is required in determining when a product becomes technologically feasible. Capitalized development costs are then amortized over the product’s estimated life beginning upon general release. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (and reduced by the estimated future costs of completing and disposing of the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. If these estimates change, write-offs of capitalized software costs could result.

•	Restructuring

We have recorded significant accruals in connection with various restructuring activities. These accruals include estimated net costs to settle certain lease obligations, based on the analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from the estimates. If we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets where the properties are located, or if it takes us longer then expected to find suitable sublease tenants, the actual costs could exceed our estimates.

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

SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. See also Note 2 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

Results of Operations

Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

License fees	$63.9	$77.5	(18%)	$124.8	$161.3	(23%)
Percentage of total revenues	33%	38%		33%	39%
Services	$128.1	$127.8	*	$248.8	$255.0	(2%)
Percentage of total revenues	67%	62%		67%	61%
Total revenues	$192.0	$205.3	(6%)	$373.6	$416.3	(10%)

*	Not meaningful

License fees decreased 18 percent and 23 percent for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decrease in license fees revenues during the quarter and year to date is primarily due to a decline in license revenues from enterprise database and enterprise applications (E-Business) products included in the IPG division and iAS revenues (primarily mobile and embedded database products). Demand for these products continues to be affected by sluggish economic growth and a significant decrease in overall IT spending, especially for larger enterprise systems. We also experienced significantly less demand from the expansion of our existing customers’ internally deployed applications.

Services revenues (derived from technical support, education, and professional services) were flat for the three months ended June 30, 2003, and decreased by 2 percent for the six months ended June 30, 2003 as compared to the same periods in 2002. The slight increase in service revenues for the three months ended June 30, 2003 is primarily due to a 5 percent increase in revenues from technical support and the addition of advertising and placement revenues generated from the acquisition of AvantGo. These increases were offset by a 16 percent decline in professional services and education revenues. The decrease in services revenue for the six months ended June 30, 2003 is primarily due to a 22 percent decrease in professional services revenues and education revenues. We believe the decline in professional services and education revenues is largely the result of the economic factors discussed above. The decrease was partially offset by a 4 percent increase in technical support revenues.

Services revenues as a percentage of total revenues increased to 67 percent for the three and six months ended June 30, 2003, as compared to 62 percent and 61 percent for the three and six months ended June 30, 2002, respectively.

Geographical Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

North American	$111.1	$122.7	(9%)	$217.1	$248.8	(13%)
Percentage of total revenues	58%	60%		58%	60%
International European	$54.8	$50.6	8%	$105.7	$105.0	1%
Percentage of total revenues	28%	25%		28%	25%
Intercontinental	$26.1	$32.0	(18%)	$50.8	$62.5	(19%)
Percentage of total revenues	14%	15%		14%	15%
Total International	$80.9	$82.6	(2%)	$156.5	$167.5	(7%)
Percentage of total revenues	42%	40%		42%	40%
Total revenues	$192.0	$205.3	(6%)	$373.6	$416.3	(10%)

North American revenues (United States, Canada and Mexico) decreased 9 percent and 13 percent for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. For the three months ended June 30, 2003, the decrease in North America revenues was primarily attributable to an $11.5 million decline in license fees revenues. For the six months ended June 30, 2003, the decrease in North America revenues was primarily attributable to a 33 percent decline in license fees revenues and a 1 percent decline in services revenues. The decrease in North America revenues was largely the result of the economic factors discussed under “Revenues” above.

The increase in European revenues was primarily related to the strengthening of European currencies relative to the US dollar partially offset by a decline in education and professional services revenues. The decrease in Intercontinental revenues (principally Asia Pacific and South America) for the three months ended June 30, 2003 was primarily attributable to a 29 percent decrease in license fees revenues and a 47 percent decrease in education and professional services revenues. The decrease in Intercontinental revenues for the six months ended June 30, 2003 was primarily attributable to a 27 percent decrease in license fees revenues and a decrease of 10 percent in services revenues. The decrease in total international revenues was largely the result of the economic factors discussed under “Revenues” above. International revenues comprised 42 percent of total revenues for the three and six months ended June 30, 2003, up from 40 percent for the same periods in 2002.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three months ended June 30, 2003, foreign currency exchange rate changes from the quarter ended June 30, 2002, resulted in a 6 percent increase in our revenues and a 4 percent increase in our operating expenses. During the quarter ended June 30, 2002, foreign currency exchange rate changes from the quarter ended June 30, 2001, resulted in a 1 percent increase in our revenues and a less than 1 percent increase in our operating expenses. For the six month period ended June 30, 2003, the cumulative impact of changes in foreign exchange rates from the comparable periods in the previous year resulted in a 6 percent increase in our revenues and a 4 percent increase in our operating expenses. For the six month period ended June

30, 2002, the cumulative impact of changes in foreign exchange rates from the comparable periods in the previous year resulted in a 1 percent decrease in our revenues and a 1 percent decrease in our operating expenses.

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

Costs and Expenses
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

Cost of license fees	$14.6	$13.2	11%	$28.5	$24.7	15%
Percentage of license fees revenues	23%	17%		23%	15%
Cost of services	$40.6	$48.3	(16%)	$79.9	$100.4	(20%)
Percentage of services revenues	32%	38%		32%	39%
Sales and marketing	$59.7	$67.0	(11%)	$118.2	$137.9	(14%)
Percentage of total revenues	31%	33%		32%	33%
Product development and Engineering	$29.3	$28.5	3%	$59.3	$59.5	*
Percentage of total revenues	15%	14%		16%	14%
General and administrative	$20.5	$20.4	*	$42.6	$42.7	*
Percentage of total revenues	11%	10%		11%	10%
Amortization of other purchased intangibles	$.5	$.5	*	$1.0	$1.0	*
Percentage of total revenues	*	*		*	*
Stock compensation expense	$.7	$.5	40%	$1.4	$1.0	40%
Percentage of total revenues	*	*		*	*
Cost (Reversal) of restructure	$8.0	$(.8)	*	$7.7	$(.9)	*
Percentage of total revenues	4%	*		2%	*

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $14.6 million and $28.5 million for the three and six months ended June 30, 2003, respectively, up from $13.2 million and $24.7 million for the same periods in 2002. Such costs were 23 percent of license fees revenue for the three and six months ended June 30, 2003, as compared to 17 percent and 15 percent for the same periods in 2002. The increase in the cost of license fees for the three months period ended June 30, 2003 was primarily due to an increase in amortization of capitalized software development costs. The increase in the cost of license fees for the six months period ended June 30, 2003 was primarily due to an increase in amortization of capitalized software development costs and an increase in third-party royalties. Amortization of capitalized software costs included in cost of license fees was $7.3 million and $13.8 million for the three and six months ended June 30, 2003, respectively, as compared to $5.5 million and $11.6 million for the same periods in 2002. The increase in amortization of capitalized software costs for the three and six months ended June 30, 2003 was primarily due to certain enterprise database products that we began amortizing in the first quarter of 2003 and certain enterprise application products that we began amortizing in the second half of 2002. Amortization of purchased technology acquired was $3.8 million and $7.6 million for the three and six months ended June 30, 2003, respectively, as compared to $3.7 million and $7.5 million for the same periods in 2002.

Cost of Services. Cost of services consists primarily of the cost to provide technical support, consulting and education services and, to a lesser degree, services-related product costs (media and documentation). These costs were $40.6 million and $79.9 million for the three and six months ended June 30, 2003, respectively, as compared to $48.3 million and $100.4 million for the same periods in 2002. These costs were 32 percent of services revenues for the three and six months ended June 30, 2003, as compared to 38 percent and 39 percent for the same periods in 2002. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three and six months ended June 30, 2003 is primarily due to a reduction in consulting personnel as a result of our restructuring activities in the second half of 2002, and a decrease in costs associated with third-party consultants.

Sales and Marketing. Sales and marketing expenses decreased 11 percent to $59.7 million for the three months ended June 30, 2003 as compared to $67.0 million for the three months ended June 30, 2002. Sales and marketing expenses decreased 14 percent to $118.2 million for the six months ended June 30, 2003 as compared to $137.9 million for the six months ended June 30, 2002. These costs were 31 percent and 32 percent of total revenues for the three and six months ended June 30, 2003, respectively, as compared to 33 percent for the same periods in 2002. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2003 was primarily due to a decrease in sales and marketing personnel as a result of our 2002 restructuring activities, a reduction in sales commissions (principally due to lower license fees revenues), and a reduction in discretionary spending on marketing programs.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 3 percent to $29.3 million for the three months ended June 30, 2003 as compared to $28.5 million for the three months ended June 30, 2002. Overall product development and engineering expenses decreased slightly to $59.3 million for the six months ended June 30, 2003 as compared to $59.5 million for the six months ended June 30, 2002. These costs were 15 percent and 16 percent of total revenues for the three and six months ended June 30, 2003, respectively, as compared to 14 percent for the same periods in 2002. The increase in product development and engineering in absolute dollars and as a percentage of total revenues for the three months ended June 30, 2003 is primarily due to the effects of the AvantGo acquisition and an increase in compensation to product development and engineering personnel. The slight decrease in product and engineering in absolute dollars for the six months ended June 30, 2003 is primarily due to a decrease in allocated common costs, partially offset by a decrease in capitalized software development costs and the addition of product development and engineering personnel associated with AvantGo. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses.

We capitalized approximately $8.5 million and $15.1 million of software development costs for the three and six months ended June 30, 2003, respectively, as compared to $8.2 million and $15.8 million for the same periods in 2002. For the six months ended June 30, 2003, capitalized software costs included costs incurred for the development of the Business Process Integrator 3.9, Enterprise Application Server 5.0, PowerBuilder® 9.0, and PowerDesigner® 10.0.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses which include IT, legal, business operations, finance and administrative functions, were $20.5 million and $42.6 million for the three and six months ended June 30, 2003, respectively, as compared to $20.4 million and $42.7 million for the same periods in 2002. These costs represented 11 percent of total revenues for the three and six months ended June 30, 2003 as compared to 10 percent for the same periods in 2002. The slight decrease in absolute dollars for the six months ended June 30, 2003 was primarily due to a decrease in allocated common costs.

Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI).

Stock Compensation Expense. Stock compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in the second quarter of 2001 and in the first quarter of 2003, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of New Era of Networks (“NEN”) in 2001.

Cost (Reversal) of Restructuring Accruals.

2003 Restructuring Actions

During the first quarter of 2003 license revenues were well below our expectations. Given this lower than expected revenue, we reduced our projections regarding revenues for the remainder of the year and began to identify means of reducing our cost structure to produce earnings in line with revised plan amounts. After this review, and in order to reduce our fixed quarterly cost structure, we embarked on a Restructuring Plan (“the 2003 Plan”) aimed at reducing our annual payroll and facilities related expenses by approximately $16.0 million. These activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. It is anticipated that the total costs, once the restructuring activities prescribed under the 2003 Plan are fully completed, will be $11.4 million. In general, these expenses will be incurred over a 12-month period although certain expenses may extend beyond this twelve-month time frame depending upon when the costs associated with the sublease of certain facilities are incurred In accordance with SFAS No. 146, we have recorded approximately $8.6 million to restructuring charges during the quarter ended June 30, 2003 as follows:

		Segment

	Cash/
(Dollars in millions)	Non Cash	IPG	IAS	Consolidated Total

Employee termination costs	Cash	$5.8	$0.3	$6.1
Lease cancellations and commitments	Cash/ Non-cash	2.5	—	2.5

		$8.3	$0.3	$8.6

Termination payments to employees and other related costs

We identified and terminated approximately 215 employees worldwide, with an additional 25 individuals notified that they would be terminated at the end of the third quarter.

During the quarter ended June 30, 2003, we recorded restructuring charges of $6.1 million for severance payments, termination benefits and related expenses provided in connection with the termination of approximately 215 employees. The employees terminated crossed largely all employee levels, business functions, operating units and geographic regions. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that amounts were determined and communicated to the affected employees, provided the employee was not to render services to the Company beyond a minimum retention period. In such a case, the severance amounts will be expensed over the retention period.

As part of the 2003 Plan, we expect to incur additional restructuring charges of approximately $2.1 million for severance payments, termination benefits and related expenses associated with: (i) individuals identified and notified of their termination during the quarter who will be rendering services through the end of Q3 2003; (ii) certain legal contingencies in connection with the amount of severance due certain individuals outside the US who have not yet agreed to their severance package and as such will be subject to legal proceedings; and (iii) certain benefits potentially due to certain individuals terminated that have not been incurred. The balance of the restructuring charge will be included in future results of operations in the quarter such expenses are actually incurred.

Lease cancellations and commitments

As part of the termination of employees referred to above, and in connection with further streamlining our infrastructure to align our expenses with decreased growth projections, we identified a variety of Sybase facilities for closure or consolidation.

During the quarter ended June 30, 2003, we recorded restructuring charges of $2.5 million for facilities we vacated before June 30, 2003, including properties located in France, Germany, Netherlands, Sweden, Norway, and Thailand.

The offices included above were primarily used for the sale of Sybase software products, and professional services and customer support. These restructuring charges reflect the fair value remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of abandonment to the end of the lease term. The amounts recorded were based upon the analysis of an independent real estate consultant.

As part of the 2003 Plan, we expect to incur additional lease cancellations and other related expenses of approximately $0.7 million in future periods. The estimated restructuring charges not incurred in the quarter relate to expenses associated with facilities we did not vacate before June 30, 2003 but identified for consolidation or closure as part of the 2003 Plan, and certain leasehold improvements associated with these facilities. These include properties located in Pennsylvania, Italy and Denmark. These additional restructuring related expenses will be included in future results of operations in the quarter in which such expenses are actually incurred.

2002 Restructuring Activities

In response to the continued economic slowdown, we embarked on certain restructuring actions during the third and fourth quarters of 2002 (2002 Plan) aimed at reducing our annual payroll and facilities-related expenses by approximately $24.0 million. We recorded restructuring charges of $36.5 million to reflect these activities. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries.

During the three months ended June 30, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. There was a $0.1 million credit to lease cancellations and commitments accrual primarily related to our facility in Dallas, Texas from which we were able to terminate our lease obligation for an amount less than that provided. There was also a $0.1 million credit to the severance accrual primarily related to excess amounts associated with certain foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law.

During the three months ended March 31, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. There was a $0.1 million credit to the severance accrual primarily related to the retention of three U.S. employees previously slated for termination under the 2002 Plan, to replace certain employees who left the Company for reasons unrelated to the 2002 Plan. The other restructuring credits were related primarily to facility-related exit activities.

At June 30, 2003, a total of restructuring accrual of $18.5 million remained with respect to the 2002 plan. This accrual primarily relates to certain lease costs we are contractually required to pay on certain closed facilities, net of estimated associated sublease amounts. Our payments toward this accrual are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or to locate suitable subtenants. These payments will be made over the remaining lease terms, ending at various dates through May 2010, or over a shorter period we negotiate with our lessors.

2001 Restructuring Activities

A total restructuring accrual of $16.3 million remains with respect to the Company’s 2001 restructuring Plan. The remaining restructuring accrual primarily relates to certain lease payments we are contractually required to make on certain closed facilities, net of estimated associated sublease amounts. The payments of accruals related to lease cancellations and commitments are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be paid over the remaining lease terms, ending at various dates through December 2011, or over a shorter period as we may negotiate with our lessors.

During the three months ended June 30, 2003, approximately $0.4 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. A $0.3 million credit was made to the lease cancellations and commitments accrual primarily due to the conclusion of lease negotiations associated with properties located in Orem, Utah and Canada. A $0.1 million credit was also made to the severance accrual primarily for excess amounts associated with certain foreign employees who were paid amounts less than originally provided after the applicable administrative hearings required under local law.

Operating Income
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

Operating income	$18.1	$27.6	(34%)	$35.1	$50.1	(30%)
Percentage of total revenues	9%	13%		9%	12%

Operating income was $18.1 million and $35.1 million for the three and six months ended June 30, 2003, respectively, compared to operating income of $27.6 million and $50.1 million for the same periods in 2002. The decrease in operating income for both comparable periods is primarily due to the decline in total revenues, partially offset by a decrease in operating expenses, primarily resulting from the benefit obtained from the 2002 Plan.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

Interest income	$2.9	$3.0	(3%)	$5.7	$5.8	(2%)
Percentage of total revenues	1%	1%		2%	1%
Interest expense and other, net	$0.7	$2.5	(72%)	$0.3	$2.6	(88%)
Percentage of total revenues	*	1%		*	*

*	Not meaningful

Interest income decreased 3 percent to $2.9 million and 2 percent to $5.7 million for the three and six months ended June 30, 2003, respectively, compared to $3.0 million and $5.8 million for the same periods in 2002. Interest income consists primarily of interest earned on investments. The decrease in interest income for both comparable periods is primarily due to the decrease in the interest rate yields of the cash balances invested.

Interest expense and other, net was $0.7 million and $0.3 million for the three and six months ended June 30, 2003, respectively, compared to $2.5 million and $2.6 million for the same periods in 2002. Interest expense and other, net, primarily includes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees and, in 2002, gains from the disposition of certain real estate and investments. The net decrease in interest expense and other, net for the three and six months ended June 30, 2002 was primarily due to the gain of approximately $2.2 million recorded in the second quarter of 2002 relating to our sale of certain Swiss subsidiaries originally acquired in the NEN acquisition that were primarily engaged in the providing of SAP consulting services.

Provision for Income Taxes
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

Provision for income taxes	$7.1	$12.9	(45%)	$13.5	$22.3	(39%)

We recorded income tax provisions of $7.1 million and $13.5 million for the three and six months ended June 30, 2003, respectively, as compared to $12.9 million and $22.3 million for the same periods in 2002. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. For the three and six months ended June 30, 2003, the income tax provision was recorded on pre-tax income at an effective rate of 33 percent . The income tax provision was recorded on income before the cumulative effect of the SFAS 142 accounting change, at an effective rate of 39 percent for the three months ended June 30, 2002, and 38 percent for the six months ended June 30, 2002. The reduction in the effective pre-tax tax rate is largely the result of the expected utilization of certain foreign tax credits on which a full valuation allowance had been provided.

We had net deferred tax assets of $68.1 million at June 30, 2003. The deferred tax assets were net of a valuation allowance of $48.5 million. Realization of our net deferred tax assets depends upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

Cumulative Effect of an Accounting Change to Adopt SFAS 142
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

Cumulative effect of an accounting change to adopt SFAS 142	—	—	*	—	$(132.5)	*

*	Not meaningful

In accordance with SFAS 142, we performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 using an independent third-party appraiser. Based on this analysis, we recognized an impairment loss of $132.5 million in the first quarter of 2002. See Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

The fair value of the eBD (now part of IPG) and FFI reporting units were determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment.

In future periods, a reduction of our estimated fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

Net Income (Loss) Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/03	6/30/02	Change	6/30/03	6/30/02	Change

Net income (loss)	$14.6	$20.2	(28%)	$27.5	$(96.2)	*
Percentage of total revenues	8%	10%		7%	(23%)
Basic net income (loss) per share	$0.16	$0.21	(24%)	$0.29	$(0.98)	*
Diluted net income (loss) per share	$0.15	$0.20	(25%)	$0.28	$(0.95)	*
Shares used in computing basic net income (loss) per share	93.8	98.3	(5%)	94.1	98.3	(4%)
Shares used in computing diluted net income (loss) per share	96.4	100.7	(4%)	96.9	101.4	(4%)

*	Not meaningful

We reported a net income of $14.6 million and $27.5 million for the three and six months ended June 30, 2003, respectively, as compared to net income (loss) of $20.2 million and $(96.2) million for the same periods in 2002. The decrease in net income for the three months ended June 30, 2003 is primarily related to the 6 percent decline in total revenues, partially offset by a decrease in operating expenses, primarily resulting from the benefit received from the 2002 Plan. The increase in net income for the six months ended June 30, 2003 is primarily related to the $132.5 million goodwill impairment loss recognized as a cumulative effect of an accounting change in the first quarter of 2002 and the decrease in operating expenses resulting from the benefit received from the 2002 Plan, partially offset by the 10 percent decline in total revenues. Basic net income per share was $0.16 and $0.29 for the three and six months ended June 30, 2003, respectively, as compared to basic net income (loss) per share of $0.21 and $(0.98) for the same periods in 2002. Diluted net income per share was $0.15 and $0.28 for the three and six months ended June 30, 2003, respectively, as compared to diluted net income (loss) per share of $0.20 and $(0.95) for the same periods in 2002.

Shares used in computing basic net income (loss) per share decreased 5 percent and 4 percent for the three and six months ended June 30, 2003, respectively, as compared to the three and six months ended June 30, 2002 due primarily to shares repurchased under our stock repurchase program (See Note 10 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference), partially offset by the exercise of employee stock options. Shares used in computing diluted net income (loss) per share decreased 4 percent for the three and six months ended June 30, 2003, as compared to the same periods in 2002 due primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Six	Six
	Months	Months
	Ended	Ended	Percent
	6/30/03	6/30/02	Change

Working capital	$143.6	$101.6	41%
Cash, cash equivalents and cash investments	$459.3	$400.8	15%
Net cash provided by operating activities	$119.9	$113.9	5%
Net cash used for investing activities	$100.2	$35.4	183%
Net cash used for financing activities	$17.0	$25.0	(32%)

Net cash provided by operating activities increased 5 percent for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in net cash provided by operating activities is primarily due to an increase in deferred revenues, partially offset by a decrease in net income before consideration of the non-cash charge recognized in 2002 for the cumulative effect of an accounting change to adopt SFAS 142.

Net cash used for investing activities was $100.2 million for the six months ended June 30, 2003 compared to $35.4 million for the six months ended June 30, 2002. The increase in net cash used for investing activities is primarily due to net purchases of cash investments of $54.2 million during the six months ended June 30, 2003, compared to $7.7 million of cash investment net dispositions during the six months ended June 30, 2002.

Net cash used for financing activities decreased 32 percent for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The decrease in cash used for financing activities was primarily the result of a decrease in the cash used to repurchase our common stock during the six months ended June 30, 2003, compared to the cash used for a similar purpose during the same period in 2002.

During the six months ended June 30, 2003, we repurchased 2.3 million shares of our common stock for $30.9 million pursuant to the Board of Directors’ authorization. For additional information regarding our stock repurchase program, see Note 10 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for capital expenditures at June 30, 2003. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2003, we had identifiable net assets totaling $194.8 million associated with our European operations and $52.2 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

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

The post-9/11 decline of the U.S. and global economies compounded by the war in the Middle East continued to contribute to depressed IT spending in 2003. We will continue to pursue our business strategies, with an increased emphasis on creating successful strategic and global alliances with key partners – such as Sun Microsystems, Apple Computer, BearingPoint Consulting, Inc. and PeopleSoft, Inc. – to provide customers with optimal solutions based on our leading-edge technology and our partners’ capabilities in specific markets. However, if we are unable to achieve these goals, or if we are unable to maintain and provide desirable, innovative products and services to existing customers, our ability to maintain or grow revenue may be significantly impaired. This, in turn, could adversely impact our results of operations, even if we continue to generate a profit and to maintain positive cash flows.

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

In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. In January 2000, the acquisition of HFN (now FFI) increased our focus on the financial services market. In May 2000, we announced the launch of iAnywhere Solutions, Inc., a majority-owned subsidiary formed to continue the business of our former Mobile and Embedded Company (MEC) division in mobile and embedded e-Business products and services. eBD was created in the second quarter of 2001 when we acquired NEN, and consists of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division. In January 2003, we further reorganized our sales focus with the creation of the Infrastructure Platform Group (IPG), which consolidated the former operations of eBD, ESD and Business Intelligence, and which will focus on increasing market presence and revenue through solution partners (e.g., ISVs, VARs and OEMs) and delivery partners (e.g., SIs, distributors and resellers). Our worldwide field organization will continue to focus on end user customers, and will continue to provide field support to promote growth of our business through partners. Further reorganization of our sales model could have a direct affect on our results of operations. See “Revenue Related Factors,” above.

•	International Operations

We currently derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first half of 2003, our revenues outside North America represented 42% of our total revenues for the quarter. Because of this, global political unrest, acts of terrorism, the situation in the Middle East and other factors could, individually or in combination, have a material impact on our international revenues and operations. See “Revenue Related Factors,” above.

As a global concern, we also face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see “Financial Risk Management – Foreign Exchange Risk,” above, incorporated here by reference.

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

In the past, third parties have claimed that Sybase products or technologies violated their patents or other proprietary rights. It is possible that such claims will be asserted in the future. In addition, to the extent we acquire other technologies, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. For example, a trademark infringement and dilution case filed in 1999 against NEN, then not yet a wholly-owned subsidiary of Sybase, resulted in a multi-million dollar judgment against NEN and an injunction against NEN’s use of the trade name “NEON.” The action was settled in September 2001 for a lesser amount as well as certain other concessions. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company’s business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

•	Changes in Management; Human Resources

In recent years, we have added to our executive management team. For example, In January 2003, Thomas Volk joined the Company as Executive Vice President, Infrastructure Platform Group, and in the second quarter of 2002, Michael Bealmear joined the Company as Executive Vice President, Worldwide Field Operations. Richard Moore, who was named President of FFI in August 2002, joined the Company in July 2001 as Senior Vice President and General Manager of the v-Business Group. In June 2003, Pamela George, Senior Vice President, Corporate Affairs resigned, and operations that had been reporting to her were consolidated under Marty Beard, Senior Vice President, Corporate Development and Marketing. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. Changes in our Board membership could also affect the Company’s current strategic business plans.

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

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and formed certain strategic relationships, and will likely continue to do so in the future. For example, in February 2003 we completed our acquisition of AvantGo, Inc., a leading provider of mobile enterprise software, and in April 2002, we acquired all of the issued and outstanding stock of OnePage, Inc., a leading provider of technology and applications for building the information components - portlets - of corporate, consumer and wireless portals. During 2001, we acquired NEN, a developer of enterprise application integration software, as well as our distributor in Denmark. During 2000, we acquired certain assets of our distributor in Mexico, and the stock of Home Financial Network, Inc. (now FFI). In 1999, we acquired Data Warehouse Network, a provider of industry-specific business intelligence applications.

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

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2003 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at June 30, 2003 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be included in the reports that we file or submit pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the timeframe specified by the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 22, 2003. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1.     Election of two Class II directors, each to serve a three-year term expiring at the 2006 Annual Meeting of Stockholders or until a successor is duly elected and qualified. Richard C. Alberding and Linda K. Yates were the only nominees, and each was elected (75,989,311 votes were cast for the election of Mr. Alberding and 10,252,195 were withheld; 75,806,104 votes were cast for the election of Ms. Yates and 10,435,402 were withheld). There were no abstentions or broker non-votes. In addition to these directors, our board’s other incumbent directors (John S. Chen, Cecilia Claudio, L. William Krause, Alan B. Salisbury and Robert P. Wayman) had terms that continued after the 2003 Annual Meeting.

2.     Adoption of the Sybase, Inc. 2003 Stock Plan (67,694,032 votes for; 18,316,214 against; 231,260 abstentions and no broker non-votes).

3.     Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2003 (83,482,557 for; 2,691,557 against; 67,392 abstentions and no non-votes).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this Report on Form 10-Q:

a	On April 4, 2003, we filed a Report on Form 8-K in connection with the press release announcing our preliminary results for the quarter ended March 31, 2003.

b	On April 23, 2003, we filed a Report on Form 8-K in connection with our press release announcing our results for the quarter ended March 31, 2003.

c	On May 12, 2003, we filed a Report on Form 8-KA to provide certain proforma financial statements required in connection with our acquisition of AvantGo.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/MARTIN J. HEALY

Martin J. Healy
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX TO SYBASE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002