Form 10-Q
period 2003-09-30
SYBASE INC
filed 2003-11-14
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

On October 31, 2003, XXXXXXX shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

FORWARD-LOOKING STATEMENTS

This document contains forwardlooking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include continued weakness in the U.S. and global economies; global political unrest, including acts of terrorism and the situation in the Middle East; sales productivity; possible disruptive effects of organizational changes; shifts in customer or market demand for our products and services; public perception of Sybase, our technology vision and future prospects; rapid technological changes; competitive factors; delays in scheduled product availability dates (which could result from various occurrences including development or testing difficulties, software errors, shortages in appropriately skilled software engineers and project management problems); interoperability of our products with other software products, risks inherent in completing the acquisition of other companies, the ability to integrate acquired companies into our business, and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results,” Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2002

Current assets:
Cash and cash equivalents	$339,296	$231,267
Short-term cash investments	75,645	63,740

Total cash, cash equivalents and short-term cash investments	414,941	295,007
Restricted cash	4,450	5,653
Accounts receivable, net	109,060	169,193
Deferred income taxes	20,153	20,097
Other current assets	16,559	14,669

Total current assets	565,163	504,619
Long-term cash investments	83,224	92,173
Restricted long-term cash investments	3,400	—
Property, equipment and improvements, net	63,610	70,402
Deferred income taxes	49,215	46,295
Capitalized software, net	63,247	62,266
Goodwill, net	151,802	136,826
Other purchased intangibles, net	43,046	50,473
Other assets	36,234	29,695

Total assets	$1,058,941	$992,749

Current liabilities:
Accounts payable	$11,831	$13,085
Accrued compensation and related expenses	31,667	36,671
Accrued income taxes	42,413	34,023
Other accrued liabilities	94,225	112,468
Deferred revenue	192,983	200,458

Total current liabilities	373,119	396,705
Other liabilities	14,004	10,641
Minority interest	5,029	5,029
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 96,697,157 outstanding (2002-105,337,362 shares issued and 94,660,056 outstanding)	105	105
Additional paid-in capital	933,657	929,064
Accumulated deficit	(160,402)	(189,936)
Accumulated other comprehensive income/(loss)	13,289	(8,673)
Cost of 8,640,205 shares of treasury stock (2002-10,677,306 shares)	(113,976)	(146,816)
Unearned compensation	(5,884)	(3,370)

Total stockholders’ equity	666,789	580,374

Total liabilities and stockholders’ equity	$1,058,941	$992,749

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In thousands, except per share data)	2003	2002	2003	2002

Revenues:
License fees	$68,481	$78,754	$193,252	$240,051
Services	125,349	124,255	374,157	379,257

Total revenues	193,830	203,009	567,409	619,308
Costs and expenses:
Cost of license fees	15,537	12,766	44,055	37,455
Cost of services	40,652	46,524	120,526	146,953
Sales and marketing	59,270	65,865	177,432	203,714
Product development and engineering	29,045	28,046	88,311	87,515
General and administrative	20,280	20,819	62,851	63,510
Amortization of other purchased intangibles	500	500	1,500	1,500
Stock compensation expense	695	497	2,083	1,491
Cost (reversal) of restructure	1,270	6,334	9,018	5,424

Total costs and expenses	167,249	181,351	505,776	547,562

Operating income	26,581	21,658	61,633	71,746
Interest income	2,749	2,981	8,448	8,811
Interest expense and other, net	3,521	269	3,789	2,878

Income before income taxes and cumulative effect of an accounting change	32,851	24,908	73,870	83,435
Provision for income taxes	10,841	13,561	24,327	35,877

Income before cumulative effect of an accounting change	22,010	11,347	49,543	47,558
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(132,450)

Net income (loss)	$22,010	$11,347	$49,543	$(84,892)

Income per share before cumulative effect of an Accounting change	$0.23	$0.12	$0.53	$0.49
Cumulative effect of an accounting change	—	—	—	(1.36)

Basic net income (loss) per share	$0.23	$0.12	$0.53	$(0.87)

Shares used in computing basic net income (loss) per share	94,525	96,292	94,223	97,651

Income per share before cumulative effect of an Accounting change	$0.23	$0.12	$0.51	$0.47
Cumulative effect of an accounting change	—	—	—	(1.31)

Diluted net income (loss) per share	$0.23	$0.12	$0.51	$(0.84)

Shares used in computing diluted net income (loss) per share	97,437	98,432	96,694	100,488

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(Dollars in thousands)	2003	2002

Cash and cash equivalents, beginning of year	$231,267	$222,793
Cash flows from operating activities:
Net income (loss)	49,543	(84,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,208	61,070
Write-off of assets in restructuring	379	—
Gain on disposal of assets	(263)	(3,126)
Cumulative effect of an accounting change	—	132,450
Deferred income taxes	(3,959)	(3,859)
Amortization of deferred stock-based compensation	2,083	1,490
Changes in assets and liabilities:
Accounts receivable	67,593	58,562
Other current assets	1,337	3,833
Accounts payable	(1,907)	(34)
Accrued compensation and related expenses	(5,960)	(13,092)
Accrued income taxes	8,483	17,820
Other accrued liabilities	(28,663)	(34,382)
Deferred revenues	(8,276)	(15,302)
Other liabilities	3,484	3,637

Net cash provided by operating activities	147,082	124,175
Cash flows from investing activities:
(Increase) Decrease in restricted cash	1,203	(496)
Purchases of available-for-sale cash investments	(186,129)	(174,584)
Maturities of available-for-sale cash investments	137,907	40,613
Sales of available-for-sale cash investments	45,162	143,699
Business combinations, net of cash acquired	(13,900)	(1,973)
Purchases of property, equipment and improvements	(26,043)	(33,805)
Proceeds from sale of fixed assets	152	1,001
Capitalized software development costs	(22,812)	(24,880)
(Increase) Decrease in other assets	(184)	1,212

Net cash used for investing activities	(64,644)	(49,213)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and reissuance of treasury stock	33,315	21,307
Purchases of treasury stock	(30,883)	(79,042)

Net cash provided by (used for) financing activities	2,432	(57,735)
Effect of exchange rate changes on cash	23,159	11,135

Net increase in cash and cash equivalents	108,029	28,362

Cash and cash equivalents, end of period	339,296	251,155
Cash investments, end of period	158,869	111,868

Total cash, cash equivalents and cash investments, end of period	$498,165	$363,023

Supplemental disclosures:
Interest paid	$46	$126
Income taxes paid	$19,739	$19,282

See accompanying notes.

SYBASE, INC.

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

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(Dollars in thousands, except per share data)	9/30/03	9/30/02	9/30/03	9/30/02

As reported net income/(loss) – stock-based employee compensation determined using the intrinsic value method	$22,010	$11,347	$49,543	$(84,892)
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$695	$497	$2,083	$1,491
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(6,936)	$(9,006)	$(22,909)	$(27,006)

Pro-forma net income/(loss) – stock-based employee compensation determined under the fair value method	$15,769	$2,838	$28,717	$(110,407)
Basic net income/(loss) per share
As reported	$0.23	$0.12	$0.53	$(0.87)
Pro forma	0.17	0.03	0.30	(1.13)
Diluted net income/(loss) per share
As reported	$0.23	$0.12	$0.51	$(0.84)
Pro forma	0.17	0.03	0.30	(1.13)

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value employee compensation cost presented above was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	9/30/03	9/30/02	9/30/03	9/30/02

Expected volatility	62.92%	67.65%	64.68%	67.65%
Risk-free interest rates	2.67%	3.46%	2.55%	3.46%
Expected lives (years)	4.25	4.25	4.25	4.25
Expected dividend yield	—	—	—	—

3.     Business Combinations. On December 20, 2002, Sybase agreed to acquire all the outstanding capital stock of AvantGo, Inc. (AvantGo) a publicly traded provider of mobile enterprise software, for approximately $40.5 million in cash including $1.4 million in merger-related transaction expenses. On February 25, 2003, the AvantGo shareholders approved the transaction. As a result of the acquisition, Sybase expects to strengthen its position in the mobile middleware market and provide a more complete m-Business platform to its customers. The results of AvantGo are included in the Company’s iAS reporting segment. The excess of the purchase price over the fair value of the net assets acquired is approximately $20.1 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent upon the filing of AvantGo’s final federal and state income tax returns. Included in the liabilities acquired is $4.7 million related to estimated facility and severance exit costs accounted for in accordance with Emerging Task Force Issue Number 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Of the estimated $20.1 million excess, $2.4 was allocated to developed technology, $3.1 million was allocated to the AvantGo family of trade names, and $14.6 million was allocated to goodwill. The developed technology was assigned a useful life of six years, while an indefinite life was assigned to the trade names. The allocation and assignment of useful lives was based on a valuation prepared by an independent third-party appraiser. Included in the goodwill is approximately $1.0 million that was allocated to goodwill with an offsetting amount allocated to long-term deferred tax liability for the tax effect of the amortization of the developed technology, which is not deductible for tax purposes.

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

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

				Accrued
	Accrued			liabilities
	liabilities	Amounts	Amounts	at
(Dollars in millions)	Assumed	Paid	reversed	9/30/03

Termination payments to employees and other related costs	$0.3	$—	—	$0.3
Lease cancellations and commitments	4.0	0.7	—	3.3

	$4.3	$0.7	$—	$3.6

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

	Nine	Nine
	Months	Months
	Ended	Ended
(In thousands, except per share data)	9/30/03	9/30/02

Revenue	$569,425	$633,868
Income before the cumulative effect of an accounting change	37,730	31,302
Net income (loss)	$37,730	$(101,248)
Income per share before cumulative effect of an accounting change	$0.40	$0.32
Cumulative effect of an accounting change	—	(1.36)

Basic net income (loss) per share	$0.40	$(1.04)

Income per share before cumulative effect of an accounting change	$0.39	$0.31
Cumulative effect of an accounting change	—	(1.32)

Diluted net income (loss) per share	$0.39	$(1.01)

SYBASE, INC.

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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands, except per share data)	9/30/03	9/30/02	9/30/03	9/30/02

Income before cumulative effect of an accounting change	$22,010	$11,347	$49,543	$47,558
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(132,450)

Net income (loss)	$22,010	$11,347	$49,543	$(84,892)

Income per share before cumulative effect of an accounting change	$0.23	$0.12	$0.53	$0.49
Cumulative effect of an accounting change	—	—	—	(1.36)

Basic net income (loss) per share	$0.23	$0.12	$0.53	$(0.87)

Shares used in computing basic net income (loss) per share	94,525	96,292	94,223	97,651

Income per share before cumulative effect of an accounting change	$0.23	$0.12	$0.51	$0.47
Cumulative effect of an accounting change	—	—	—	(1.31)

Diluted net income (loss) per share	$0.23	$0.12	$0.51	$(0.84)

Shares used in computing basic net income (loss) per share	94,525	96,292	94,223	97,651
Dilutive effect of stock options	2,765	1,756	2,388	2,453
Dilutive effect of restricted stock	147	384	83	384

Shares used in computing diluted net income (loss) per share	97,437	98,432	96,694	100,488

5.     Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands)	9/30/03	9/30/02	9/30/03	9/30/02

Net income (loss)	$22,010	$11,347	$49,543	$(84,892)
Foreign currency translation gains/(losses)	4,538	(1,652)	22,268	8,352
Unrealized gains/(losses) on marketable securities	(204)	606	(306)	242

Comprehensive income (loss)	$26,344	$10,301	$71,505	$(76,298)

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.     Effects of New Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (Interpretation 46). Interpretation 46, which establishes accounting guidance for determining whether certain variable interest entities (“VIEs”) are required to be consolidated by their investors, sponsors or transferors. In general, variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. The new rules determine control, and the resulting need for consolidation, based on which holder bears the majority of the potential variability in losses and gains of the VIE being evaluated. These rules are currently effective for any variable interest in VIEs created after January 31, 2003 and will be effective for variable interests in VIEs created before January 31, 2003 in the Company’s quarter ending December 31, 2003. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company’s consolidated financial position or statement of operations.

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Under its standard software license agreement (SWLA), the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, the Company has not recorded a liability relating to such provisions. Under the SWLA, the Company also represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Under its standard consulting and development agreement, the

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company warrants that the services it performs will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accruals for warranty claims have been made. Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made. The Company implemented the provisions of FIN 45 as of January 1, 2003. The implementation of FIN 45 did not have a material impact on Sybase’s financial position, results of operations or cash flows.

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

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., our business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, the Company performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, the Company first assigned its assets and liabilities, including existing goodwill and other intangible assets, to it’s identified reporting units to determine their carrying value. For this purpose, the Company’s reporting units equated to its five business segments then in place. The Company’s reporting units equate to its business segments since this is the lowest level of the Company at which operating plans are prepared and operating profitability is measured for assessing management performance. A consolidation of the Company’s business segments, such as occurred in the first quarter of 2003, will impact the business units tested under SFAS 142. See Note 8 for more information regarding the

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s business segments. Based on an analysis of an independent third party appraiser, the Company then estimated the fair value of each reporting unit utilizing various valuation techniques including discounted cash flow and comparative market analysis. Step one of this analysis was then completed by comparing the carrying value of each reporting unit to its fair value. This comparison indicated a possible goodwill impairment within the FFI and the then-existing eBD reporting unit.

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

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	FFI	IAS	Total

Balance at January 1, 2003	$107,456	$29,281	$89	$136,826
Goodwill recorded on AvantGo acquisition	—	—	14,613	14,613
Reduction in acquisition costs	(4)	—	—	(4)
Foreign currency translation adjustments	367	—	—	367

Balance at September 30, 2003	$107,819	$29,281	$14,702	$151,802

The following table reflects intangible assets as of September 30, 2003 and December 31, 2002:

	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Carrying Amount
(In thousands)	9/30/03	9/30/03	9/30/03	12/31/02	12/31/02	12/31/02

Purchased technology	$79,100	$(51,765)	$27,335	$76,700	$(40,338)	$36,362
AvantGo tradenames	3,100	—	3,100	—	—	—
Customer lists	20,000	(7,389)	12,611	20,000	(5,889)	14,111

Totals	$102,200	$(59,154)	$43,046	$96,700	$(46,227)	$50,473

The amortization expense on these intangible assets for the three and nine months ended September 30, 2003 was $4.3 million and $12.9 million, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2003	$17,258
2004	17,325
2005	8,746
2006	2,567
2007	2,400

SYBASE, INC.

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

Sybase’s Chief Operating Decision Maker (CODM), which is the President and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Allocated common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The Company’s CODM does not view segment results below operating profit (loss) before unallocated costs, and therefore

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unallocated expenses, interest income, interest expense and other, net, the provision for income taxes, and the cumulative effect of an accounting change are not broken out by segment. Sybase does not account for, or report to the CODM, assets or capital expenditures by segment. In accordance with SFAS 146 the Company has allocated the costs associated with 2003 restructuring activities to each reportable segment. Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, restructuring related expenses and reversals associated with restructuring activities undertaken before 2003 are not included in segment level operating results but instead included in the total for unallocated cost savings. A summary of the segment financial information reported to the CODM for the three months ended September 30, 2003 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total

Revenues:
License fees
Enterprise	$38,459	$11	$—	—	$38,470
E-Business	9,224	—	—	—	9,224
Mobile and Embedded	7,208	9,160	—	—	16,368
E-Finance	236	—	1,098	—	1,334
Datawarehouse	3,085	—	—	—	3,085

Subtotal license fees	58,212	9,171	1,098	—	68,481
Intersegment license revenues	21	6,073	197	(6,291)	—

Total license fees	58,233	15,244	1,295	(6,291)	68,481
Services	119,258	2,699	3,392	—	125,349
Intersegment service revenues	—	6,431	1,186	(7,617)	—

Total services	119,258	9,130	4,578	(7,617)	125,349

Total revenues	177,491	24,374	5,873	(13,908)	193,830
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	152,254	18,902	6,386	(13,908)	163,634

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	25,237	5,472	(513)	—	30,196
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	100	811	—	3,831

Operating income (loss) before unallocated costs and cost of restructure	22,317	5,372	(1,824)	—	25,865
Cost of restructure – 2003 Activity	1,285	—	—	—	1,285

Operating income (loss) before unallocated costs	21,032	5,372	(1,824)	—	24,580
Unallocated cost savings					(2,001)

Operating income					26,581
Interest income, interest expense and other, net					6,270

Income before income taxes					$32,851

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended September 30, 2002 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total

Revenues:
License fees
Enterprise	$40,461	$75	$—	—	$40,536
E-Business	16,743	4	39	—	16,786
Mobile and Embedded	7,548	6,663	—	—	14,211
E-Finance	1,020	—	1,942	—	2,962
Datawarehouse	4,259	—	—	—	4,259

Subtotal license fees	70,031	6,742	1,981	—	78,754
Intersegment license revenues	71	6,312	849	(7,232)	—

Total license fees	70,102	13,054	2,830	(7,232)	78,754
Services	119,154	712	4,389	—	124,255
Intersegment service revenues	34	4,970	899	(5,903)	—

Total services	119,188	5,682	5,288	(5,903)	124,255

Total revenues	189,290	18,736	8,118	(13,135)	203,009
Total allocated costs and expenses before amortization of customer lists and purchased technology	165,344	13,464	7,198	(13,135)	172,871

Operating income before amortization of customer lists and purchased technology	23,946	5,272	920	—	30,138
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	—	811	—	3,731

Operating income (loss) before unallocated costs	21,026	5,272	(391)	—	25,907
Unallocated cost					4,249

Operating income					21,658
Interest income, interest expense and other, net					3,250

Income before income taxes					$24,908

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2003 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total

Revenues:
License fees
Enterprise	$107,634	$742	$—	—	$108,376
E-Business	29,810	—	—	—	29,810
Mobile and Embedded	18,133	24,104	—	—	42,237
E-Finance	1,177	—	1,733	—	2,910
Datawarehouse	9,919	—	—	—	9,919

Subtotal license fees	166,673	24,846	1,733	—	193,252
Intersegment license revenues	64	15,169	999	(16,232)	—

Total license fees	166,737	40,015	2,732	(16,232)	193,252
Services	358,925	7,417	7,815	—	374,157
Intersegment service revenues	3	19,097	3,470	(22,570)	—

Total services	358,928	26,514	11,285	(22,570)	374,157

Total revenues	525,665	66,529	14,017	(38,802)	567,409
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	459,494	53,417	17,917	(38,802)	492,026

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	66,171	13,112	(3,900)	—	75,383
Amortization of other purchased intangibles	—	—	1,500	—	1,500
Amortization of purchased technology	8,759	233	2,434	—	11,426

Operating income (loss) before unallocated costs and cost of restructure	57,412	12,879	(7,834)	—	62,457
Cost of restructure – 2003 Activity	9,577	341	13	—	9,931

Operating income (loss) before unallocated costs	47,835	12,538	(7,847)	—	52,526
Unallocated cost savings					(9,107)

Operating income					61,633
Interest income, interest expense and other, net					12,237

Income before income taxes					$73,870

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2002 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total

Revenues:
License fees
Enterprise	$120,092	$(12)	$—	—	$120,080
E-Business	55,414	4	97	—	55,515
Mobile and Embedded	23,037	22,616	—	—	45,653
E-Finance	2,399	—	4,497	—	6,896
Datawarehouse	11,907	—	—	—	11,907

Subtotal license fees	212,849	22,608	4,594	—	240,051
Intersegment license revenues	144	19,175	2,028	(21,347)	—

Total license fees	212,993	41,783	6,622	(21,347)	240,051
Services	366,114	2,086	11,057	—	379,257
Intersegment service revenues	85	13,502	2,570	(16,157)	—

Total services	366,199	15,588	13,627	(16,157)	379,257

Total revenues	579,192	57,371	20,249	(37,504)	619,308
Total allocated costs and expenses before amortization of customer lists and purchased technology	509,241	42,125	20,452	(37,504)	534,314

Operating income (loss) before amortization of customer lists and purchased technology	69,951	15,246	(203)	—	84,994
Amortization of other purchased intangibles	—	—	1,500	—	1,500
Amortization of purchased technology	8,760	—	2,433	—	11,193

Operating income (loss) before unallocated costs	61,191	15,246	(4,136)	—	72,301
Unallocated cost					555

Operating income					71,746
Interest income, interest expense and other, net					11,689

Income before income taxes and cumulative effect of an accounting change					$83,435

SYBASE, INC.

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

10.   Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first nine months of 2003, the Company repurchased approximately 2.3 million shares at a cost of approximately $30.9 million. Through September 30, 2003, the Company has used an aggregate total of $380.8 million under the stock repurchase program (of the total $400 million authorized) to repurchase an aggregate total of 24.9 million shares.

11.   Restructuring.

2003 Restructuring Actions

During the first quarter of 2003, Sybase’s license revenues were well below the Company’s expectations. Given this lower than expected revenue the Company reduced its projections regarding revenues for the remainder of the year and began to identify means of reducing its cost structure to produce earnings in line with its revised plan amounts. After this review, and in order to reduce its fixed quarterly cost structure, the Company embarked on a Restructuring Plan (“the 2003 Plan”) aimed at reducing its annual payroll and facilities related expenses by approximately $16.0 million. These activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. It is anticipated that the Company will incur approximately $11.3 million over the next 12 months once the restructuring activities prescribed under the 2003 Plan are fully completed. Certain expenses may extend beyond this twelve-month time frame depending upon when the costs associated with the sublease of certain facilities are incurred. In accordance with SFAS No. 146, the Company has recorded approximately $9.9 million to restructuring charges during the nine months ended September 30, 2003 as follows:

		Segment

	Cash/			Consolidated
(Dollars in millions)	Non-Cash	IPG	iAS	Total

Employee termination costs	Cash	$5.8	$0.3	$6.1
	Cash/
Lease cancellations and commitments	Non-cash	2.5	—	2.5

Total for the quarter ended June 30, 2003		$8.3	$0.3	$8.6

Employee termination costs	Cash	$1.1		$1.1
	Cash/
Lease cancellations and commitments	Non-cash	0.2	—	0.2

Total for the quarter ended September 30, 2003		$1.3	—	$1.3

Total for the nine months ended September 30, 2003		$9.6	$0.3	$9.9

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Termination payments to employees and other related costs

During the quarter ended June 30, 2003, the Company recorded restructuring charges of $6.1 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 215 Sybase employees. The employees terminated crossed largely all employee levels, business functions, operating units and geographic regions.

During the quarter ended September 30, 2003, the Company recorded restructuring charges of $1.1 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 25 Sybase employees. The employees terminated were largely from the technical support organization in Europe.

Severance payments and termination benefits were accrued and charged to restructuring costs in the period that the amounts were determined and communicated to the affected employees, provided the employee was not to render services to the Company beyond a minimum retention period. In such a case, the severance amounts were expensed over the retention period.

As part of the 2003 Plan, the Company expects to incur additional restructuring charges of approximately $0.9 million for severance payments, termination benefits and related expenses associated with: (i) certain legal contingencies in connection with certain individuals outside the US who have not yet agreed to their severance package and as such will be subject to legal proceedings; and (ii) certain benefits potentially due to certain individuals terminated that have not been incurred. The balance of the restructuring charge will be included in future results of operations in the quarter such expenses are actually incurred.

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

During the quarter ended September 30, 2003, Sybase recorded restructuring charges of $0.2 million for facilities vacated by the Company during the quarter, including properties located in Pennsylvania, and Denmark.

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The offices included above were primarily used for the sale of Sybase software products, and the provision of professional services and customer support. These restructuring charges reflect the fair value of remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of vacancy to the end of the lease term. The amounts recorded were based upon the analysis of an independent real estate consultant.

As part of the 2003 Plan, the Company expects to incur additional lease cancellations and other related expenses of approximately $0.5 million in future periods. These estimated restructuring charges primarily relate to certain leasehold improvements associated with property located in Italy and certain costs associated with the expected sublease of facilities that have been vacated. These additional restructuring related expenses will be included in future results of operations in the quarter in which such expenses are actually incurred.

The following table summarizes the activity related to the 2003 Plan.

		Lease
	Employee	Cancellations
	Termination	and
(Dollars in millions)	Costs	Commitments	Total

Total charges	$6.1	$2.5	$8.6
Amounts paid or written off	(4.0)	(0.2)	(4.2)

Accrued liabilities at June 30, 2003	$2.1	$2.3	$4.4
Total charges	$1.1	$0.2	$1.3
Amounts paid or written off	(1.7)	(0.8)	(2.5)

Accrued liabilities at September 30, 2003	$1.5	$1.7	$3.2

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

The following table summarizes the activity related to the 2002 Plan:

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Lease
	Employee	Cancellations
	Termination	and
(Dollars in millions)	Costs	Commitments	other	Total

Accrued liabilities at December 31, 2002	$2.7	$23.3	$0.2	$26.2
Amounts paid	2.0	2.3	—	4.3
Amount reversed	0.1	0.1	—	0.2

Accrued liabilities at March 31, 2003	$0.6	$20.9	$0.2	$21.7
Amounts paid	0.2	2.8	—	3.0
Amounts reversed	0.1	0.1	—	0.2

Accrued liabilities at June 30, 2003	$0.3	$18.0	$0.2	$18.5
Amounts paid	0.1	1.6	—	1.7

Accrued liabilities at September 30, 2003	$0.2	$16.4	$0.2	$16.8

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

During the three months ended June 30, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. The reversal to the lease cancellations and commitments accrual primarily related to our facility in Dallas, Texas from which we were able to terminate our lease obligation for an amount less than that provided. The reversal to the severance accrual primarily related to excess amounts associated with certain foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law.

During the three months ended March 31, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. The reversal to the severance accrual primarily related to the retention of three U.S. employees previously slated for termination under the 2002 Plan, to replace certain employees who left the Company for reasons unrelated to the 2002 Plan. The other restructuring reversals were related primarily to facility-related exit activities.

2001 Restructuring Activities

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A total restructuring accrual of $14.7 million remains with respect to the Company’s 2001 restructuring Plan. The remaining restructuring accrual primarily relates to certain lease payments the Company is contractually required to make on certain closed facilities, net of estimated associated sublease amounts. The payments of these accruals are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be paid over the remaining lease terms, ending at various dates through December 2011, or over a shorter period as the Company may negotiate with its lessors.

During the three months ended June 30, 2003, approximately $0.4 million in restructuring accruals related to the 2001 restructuring activities were reversed by a corresponding credit to restructuring expense. Of this amount, $0.3 million was reversed related to credit to the lease cancellations and commitments accrual primarily related to the conclusion of lease negotiations associated with properties located in Orem, Utah and Canada. The Company also recorded a reversal of $0.1 million from the severance accrual primarily related to excess amounts associated with certain foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law.

12. Issuance of Company Stock for Certain Services

During the quarter ended September 30, 2003, the Company issued approximately 0.7 million shares of its common stock to an unrelated party in connection with an agreement under which the Company will be provided with certain specified marketing services over a period of 42 months. The Company recorded a pre-paid asset of approximately $10.4 million upon the issuance of these shares based on the fair value of such shares on the date of grant. The expense associated with the marketing services provided to the Company under this agreement will be recognized as they are received.

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

Service Revenues. Technical support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for education are recognized as services are performed. Revenues from other contract services are generally recognized under the “percentage of completion” method of contract accounting described above.

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

As of September 30, 2003, we had recorded $151.8 million of goodwill. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments (see Note 8 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference). If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology.

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

Results of Operations

Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

License fees	$68.5	$78.7	(13%)	$193.2	$240.0	(19%)
Percentage of total revenues	35%	39%		34%	39%
Services	$125.3	$124.3	1%	$374.2	$379.3	(1%)
Percentage of total revenues	65%	61%		66%	61%
Total revenues	$193.8	$203.0	(5%)	$567.4	$619.3	(8%)

License fees decreased 13 percent and 19 percent for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease in license fees revenues during the quarter and year to date is primarily due to a decline in license revenues from enterprise products and enterprise applications (E-Business) products included in the IPG division. Demand for these products continues to be affected by sluggish economic growth and a significant decrease in overall IT spending, especially for larger enterprise systems. We also experienced significantly less demand from the expansion of our existing customers’ internally deployed applications.

Services revenues (derived from technical support, education, and professional services) increased 1 percent for the three months ended September 30, 2003, and decreased by 1 percent for the nine months ended September 30, 2003 as compared to the same periods in 2002. The 1 percent increase in service revenues for the three months ended September 30, 2003 is primarily due to a 3 percent increase in revenues from technical support and the addition of advertising and placement revenues generated from the acquisition of AvantGo. These increases were offset by a 11 percent decline in professional services and education revenues. The decrease in services revenue for the nine months ended September 30, 2003 is primarily due to a 19 percent decrease in professional services revenues and education revenues. We believe the decline in professional services and education revenues is largely the result of the economic factors discussed above. The decrease for the nine month period September 30, 2003 was partially offset by a 4 percent increase in technical support revenues.

Services revenues as a percentage of total revenues increased to 65 percent and 66 percent for the three and nine months ended September 30, 2003, respectively, as compared to 61 percent for the same periods in 2002.

Geographical Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

North American	$119.4	$126.7	(6%)	$336.5	$375.5	(10%)
Percentage of total revenues	62%	62%		59%	61%
International
European	$46.0	$48.2	(4%)	$151.7	$153.2	(1%)
Percentage of total revenues	24%	24%		27%	25%
Intercontinental	$28.4	$28.1	1%	$79.2	$90.6	(13%)
Percentage of total revenues	14%	14%		14%	14%
Total International	$74.4	$76.3	(2%)	$230.9	$243.8	(5%)
Percentage of total revenues	38%	38%		41%	39%
Total revenues	$193.8	$203.0	(5%)	$567.4	$619.3	(8%)

North American revenues (United States, Canada and Mexico) decreased 6 percent and 10 percent for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. For the three months ended September 30, 2003, the decrease in North America revenues was primarily attributable to a $7.5 million decline in license fees revenues. For the nine months ended September 30, 2003, the decrease in North America revenues was primarily attributable to a 27 percent decline in license fees revenues and a 1 percent decline in services revenues. The decrease in North America revenues was largely the result of the economic factors discussed under “Revenues” above.

The decrease in European revenues for the three months ended September 30, 2003 was primarily attributable to a $2.5 million decline in license fees revenues. The decrease in European revenues for the nine months ended September 30, 2003 was due to a 1 percent decline in both license fees and services revenues. The increase in Intercontinental revenues (principally Asia Pacific and South America) for the three months ended September 30, 2003 was primarily attributable to a 7 percent increase in technical support revenues. The decrease in Intercontinental revenues for the nine months ended September 30, 2003 was primarily attributable to a 19 percent decrease in license fees revenues and a decrease of 5 percent in services revenues. The decrease in total international revenues was largely the result of the economic factors discussed under “Revenues” above. International revenues comprised 38 percent and 41 percent of total revenues for the three and nine months ended September 30, 2003, respectively, as compared to 38 percent and 39 percent for the same periods in 2002.

In Europe and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three months ended September 30, 2003, foreign currency exchange rate changes from the quarter ended September 30, 2002, resulted in a 3 percent increase in our revenues and a 2 percent increase in our operating expenses. For the nine month period ended September 30, 2003, the cumulative impact of changes in foreign exchange rates from the comparable periods in the previous year resulted in a 5 percent increase in our revenues and a 3 percent increase in our operating expenses.

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

Costs and Expenses
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

Cost of license fees	$15.5	$12.8	21%	$44.1	$37.5	18%
Percentage of license fees revenues	23%	16%		23%	16%
Cost of services	$40.7	$46.5	(12%)	$120.5	$147.0	(18%)
Percentage of services revenues	32%	37%		32%	39%
Sales and marketing	$59.3	$65.9	(10%)	$177.4	$203.7	(13%)
Percentage of total revenues	31%	32%		31%	33%
Product development and Engineering	$29.0	$28.0	4%	$88.3	$87.5	1%
Percentage of total revenues	15%	14%		16%	14%
General and administrative	$20.3	$20.8	(2%)	$62.9	$63.5	(1%)
Percentage of total revenues	10%	10%		11%	10%
Amortization of other purchased intangibles	$.5	$.5	*	$1.5	$1.5	*
Percentage of total revenues	*	*		*	*
Stock compensation expense	$.7	$.5	40%	$2.1	$1.5	40%
Percentage of total revenues	*	*		*	*
Cost of restructure	$1.3	$6.3	(79%)	$9.0	$5.4	67%
Percentage of total revenues	1%	3%		2%	1%

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $15.5 million and $44.1 million for the three and nine months ended September 30, 2003, respectively, up from $12.8 million and $37.5 million for the same periods in 2002. Such costs were 23 percent of license fees revenue for the three and nine months ended September 30, 2003, as compared to 16 percent for the same periods in 2002. The increase in the cost of license fees for the three and nine months ended September 30, 2003 was primarily due to an increase in amortization of capitalized software development costs and an increase in third-party royalties. Amortization of capitalized software costs included in cost of license fees was $7.9 million and $21.7 million for the three and nine months ended September 30, 2003, respectively, as compared to $6.2 million and $17.8 million for the same periods in 2002. The increase in amortization of capitalized software costs for the three and nine months ended September 30, 2003 was primarily due to certain enterprise database products that we began amortizing in the first quarter of 2003 and certain enterprise application products that we began amortizing in the second half of 2002. Amortization of purchased technology acquired was $3.8 million and $11.4 million for the three and nine months ended September 30, 2003, respectively, as compared to $3.7 million and $11.2 million for the same periods in 2002.

Cost of Services. Cost of services consists primarily of the cost to provide technical support, consulting and education services and, to a lesser degree, services-related product costs (media and documentation). These costs were $40.7 million and $120.5 million for the three and nine months ended September 30, 2003, respectively, as compared to $46.5 million and $147.0 million for the same periods in 2002. These costs were 32 percent of services revenues for the three and nine months ended September 30, 2003, as compared to 37 percent and 39 percent for the same periods in 2002. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three and nine months ended September 30, 2003 is primarily due to a reduction in consulting personnel as a result of our restructuring activities in the second half of 2002, and a decrease in costs associated with third-party consultants.

Sales and Marketing. Sales and marketing expenses decreased 10 percent to $59.3 million for the three months ended September 30, 2003 as compared to $65.9 million for the three months ended September 30, 2002. Sales and marketing expenses decreased 13 percent to $177.4 million for the nine months ended September 30, 2003 as compared to $203.7 million for the nine months ended September 30, 2002. These costs were 31 percent of total revenues for the three and nine months ended September 30, 2003, as compared to 32 percent and 33 percent for the same periods in 2002. The decrease in sales and marketing expenses in absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003 was primarily due to a decrease in sales and marketing personnel as a result of our 2002 restructuring activities, a reduction in sales commissions (principally due to lower license fees revenues), and a reduction in discretionary spending on marketing programs.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 4 percent to $29.0 million for the three months ended September 30, 2003 as compared to $28.0 million for the three months ended September 30, 2002. Overall product development and engineering expenses increased 1 percent to $88.3 million for the nine months ended September 30, 2003 as compared to $87.5 million for the nine months ended September 30, 2002. These costs were 15 percent and 16 percent of total revenues for the three and nine months ended September 30, 2003, respectively, as compared to 14 percent for the same periods in 2002. The increase in product development and engineering in absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003 is primarily due to the addition of product development and engineering personnel associated with the AvantGo acquisition, an increase in compensation to product development and engineering personnel, and a decrease in capitalized software development costs, partially offset by a decrease in allocated common costs. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses.

We capitalized approximately $7.7 million and $22.8 million of software development costs for the three and nine months ended September 30, 2003, respectively, as compared to $9.1 million and $24.9 million for the same periods in 2002. For the nine months ended September 30, 2003, capitalized software costs included costs incurred for the development of the Business Process

Integrator 3.9, Enterprise Application Server 5.0, Enterprise Portal 6.0, PowerBuilder® 9.0, and PowerDesigner® 10.0.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses which include IT, legal, business operations, finance and administrative functions, were $20.3 million and $62.9 million for the three and nine months ended September 30, 2003, respectively, as compared to $20.8 million and $63.5 million for the same periods in 2002. These costs represented 10 percent and 11 percent of total revenues for the three and nine months ended September 30, 2003, respectively, as compared to 10 percent for the same periods in 2002. The decrease in absolute dollars for the three and nine months ended September 30, 2003 was primarily due to a decrease in allocated common costs.

Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI).

Stock Compensation Expense. Stock compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in the second quarter of 2001 and in the first quarter of 2003, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of New Era of Networks (NEN) in 2001.

Cost of Restructuring Accruals.

2003 Restructuring Actions

During the first quarter of 2003 license revenues were well below our expectations. Given this lower than expected revenue, we reduced our projections regarding revenues for the remainder of the year and began to identify means of reducing our cost structure to produce earnings in line with revised plan amounts. After this review, and in order to reduce our fixed quarterly cost structure, we embarked on a Restructuring Plan (2003 Plan) aimed at reducing our annual payroll and facilities related expenses by approximately $16.0 million. These activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. It is anticipated that the total costs, once the restructuring activities prescribed under the 2003 Plan are fully completed, will be $11.3 million. In general, these expenses will be incurred over a 12-month period although certain expenses may extend beyond this twelve-month time frame depending upon when the costs associated with the sublease of certain facilities are incurred. In accordance with SFAS No. 146, we recorded approximately $9.9 million to restructuring charges during the nine months ended September 30, 2003 as follows:

		Segment

	Cash/			Consolidated
(Dollars in millions)	Non Cash	IPG	IAS	Total

Employee termination costs	Cash	$5.8	$0.3	$6.1
Lease cancellations and commitments	Cash/Non-cash	2.5	—	2.5

Total for the quarter ended June 30, 2003		$8.3	$0.3	$8.6

Employee termination costs	Cash	$1.1		$1.1
Lease cancellations and commitments	Cash/Non-cash	0.2	—	0.2

Total for the quarter ended September 30, 2003		$1.3	—	$1.3

Total for the nine months ended September 30, 2003		$9.6	$0.3	$9.9

Termination payments to employees and other related costs

During the quarter ended June 30, 2003, the we recorded restructuring charges of $6.1 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 215 Sybase employees. The employees terminated crossed largely all employee levels, business functions, operating units and geographic regions.

During the quarter ended September 30, 2003, we recorded restructuring charges of $1.1 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 25 Sybase employees. The employees terminated were largely from the technical support organization in Europe.

Severance payments and termination benefits were accrued and charged to restructuring costs in the period that the amounts were determined and communicated to the affected employees, provided the employee was not to render services to the Company beyond a minimum retention period. In such a case, the severance amounts were expensed over the retention period.

As part of the 2003 Plan, we expect to incur additional restructuring charges of approximately $0.9 million for severance payments, termination benefits and related expenses associated with: (i) certain legal contingencies in connection with certain individuals outside the US who have not yet agreed to their severance package and as such will be subject to legal proceedings; and (ii) certain benefits potentially due to certain individuals terminated that have not been incurred. The balance of the restructuring charge will be included in future results of operations in the quarter such expenses are actually incurred.

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

During the quarter ended September 30, 2003, we recorded restructuring charges of $0.2 million for facilities we vacated during the quarter, including properties located in Pennsylvania, and Denmark.

The offices included above were primarily used for the sale of our software products, and the provision of professional services and customer support. These restructuring charges reflect the fair value of remaining contractual obligations under the facility leases and certain costs associated with the expected sublease of the facilities, net of anticipated sublease income from the date of vacancy to the end of the lease term. The amounts recorded were based upon the analysis of an independent real estate consultant.

As part of the 2003 Plan, we expect to incur additional lease cancellations and other related expenses of approximately $0.5 million in future periods. These estimated restructuring charges primarily relate to certain leasehold improvements associated with property located in Italy and certain costs associated with the expected sublease of facilities that have been vacated. These additional restructuring related expenses will be included in future results of operations in the quarter in which such expenses are actually incurred.

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

During the three months ended June 30, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. There was a $0.1 million reversal to the lease cancellations and commitments accrual primarily related to our facility in Dallas, Texas from which we were able to terminate our lease obligation for an amount less than that provided. There was also a $0.1 million reversal to the severance accrual primarily related to excess amounts associated with certain foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law.

During the three months ended March 31, 2003, approximately $0.2 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. There was a $0.1 million reversal to the severance accrual primarily related to the retention of three U.S. employees previously slated for termination under the 2002 Plan, to replace certain employees who left the Company for reasons unrelated to the 2002 Plan. The other restructuring reversals were related primarily to facility-related exit activities.

At September 30, 2003, a total of restructuring accrual of $16.8 million remained with respect to the 2002 plan. This accrual primarily relates to certain lease costs we are contractually required to pay on certain closed facilities, net of estimated associated sublease amounts. Our payments toward this accrual are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or to locate suitable subtenants. These payments will be made over the remaining lease terms, ending at various dates through May 2010, or over a shorter period we negotiate with our lessors.

2001 Restructuring Activities

A total restructuring accrual of $14.7 million remains with respect to our 2001 restructuring Plan. The remaining restructuring accrual primarily relates to certain lease payments we are contractually required to make on certain closed facilities, net of estimated associated sublease amounts. The payments of accruals related to lease cancellations and commitments are dependent upon market conditions and our ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be paid over the remaining lease terms, ending at various dates through December 2011, or over a shorter period as we may negotiate with our lessors.

During the three months ended June 30, 2003, approximately $0.4 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. A $0.3 million reversal was made to the lease cancellations and commitments accrual primarily due to the conclusion of lease negotiations associated with properties located in Orem, Utah and Canada. A $0.1 million reversal was also made to the severance accrual primarily for excess amounts associated with certain foreign employees who were paid amounts less than originally provided after the applicable administrative hearings required under local law.

Operating Income
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

Operating income	$26.6	$21.7	23%	$61.6	$71.7	(14%)
Percentage of total revenues	14%	11%		11%	12%

Operating income was $26.6 million and $61.6 million for the three and nine months ended September 30, 2003, respectively, compared to operating income of $21.7 million and $71.7 million for the same periods in 2002. The increase in operating income for the three months ended September 30, 2003 is primarily due to a decrease in operating expenses resulting from the benefit obtained from the 2002 and 2003 Plans, partially offset by a 13 percent decline in license fees revenues. The decrease in operating income for the nine months ended September 30, 2003 is primarily due to the decline in total revenues, partially offset by a decrease in operating expenses, primarily resulting from the benefit obtained from the 2002 and 2003 Plans.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

Interest income	$2.7	$3.0	(10%)	$8.4	$8.8	(5%)
Percentage of total revenues	1%	1%		1%	1%
Interest expense and other, net	$3.5	$0.3	1067%	$3.8	$2.9	31%
Percentage of total revenues	2%	*		*	*

*	Not meaningful

Interest income decreased 10 percent to $2.7 million and 5 percent to $8.4 million for the three and nine months ended September 30, 2003, respectively, compared to $3.0 million and $8.8 million for the same periods in 2002. Interest income consists primarily of interest earned on investments. The decrease in interest income for both comparable periods is primarily due to the decrease in the interest rate yields of the cash balances invested.

Interest expense and other, net was $3.5 million and $3.8 million for the three and nine months ended September 30, 2003, respectively, compared to $0.3 million and $2.9 million for the same periods in 2002. Interest expense and other, net, primarily includes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees and gains from the disposition of certain real estate and investments. The net increase in interest expense and other, net for the three and nine months ended September 30, 2003 was primarily due to the gain of approximately $3.2 million recorded in the third quarter of 2003 relating to the realization of a note receivable originally generated from our sale of certain Swiss subsidiaries

Provision for Income Taxes
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

Provision for income taxes	$10.8	$13.6	(21%)	$24.3	$35.9	(32%)

We recorded income tax provisions of $10.8 million and $24.3 million for the three and nine months ended September 30, 2003, respectively, as compared to $13.6 million and $35.9 million for the same periods in 2002. The income tax provisions for these periods are primarily the result of tax on earnings generated from operations and withholding taxes on revenues in certain international jurisdictions. For the three and nine months ended September 30, 2003, the income tax provision was recorded on pre-tax income at an effective rate of 33 percent . The income tax provision was recorded on income before the cumulative effect of the SFAS 142 accounting change at an effective rate of approximately 54 percent for the three months ended September 30, 2002, and 43 percent for the nine months ended September 30, 2002. The reduction in the effective pre-tax tax rate is largely the result of the expected utilization of certain foreign tax credits on which a full valuation allowance had been provided, and a more beneficial mix of our profits toward low tax jurisdictions.

We had net deferred tax assets of $69.4 million at September 30, 2003. The deferred tax assets were net of a valuation allowance of $48.5 million. Realization of our net deferred tax assets depends upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments could have a material adverse impact on our effective tax rate and results of operations in future periods.

Cumulative Effect of an Accounting Change to Adopt SFAS 142
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

Cumulative effect of an accounting change to adopt SFAS 142	—	—	*	—	$(132.5)	*

*	Not meaningful

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

Net Income (Loss) Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/03	9/30/02	Change	9/30/03	9/30/02	Change

Net income (loss)	$22.0	$11.3	95%	$49.5	$(84.9)	*
Percentage of total revenues	11%	6%		9%	(14%)
Basic net income (loss) per share	$0.23	$0.12	92%	$0.53	$(0.87)	*
Diluted net income (loss) per share	$0.23	$0.12	92%	$0.51	$(0.84)	*
Shares used in computing basic net income (loss) per share	94.5	96.3	(2%)	94.2	97.7	(4%)
Shares used in computing diluted net income (loss) per share	97.4	98.4	(1%)	96.7	100.5	(4%)

*	Not meaningful

We reported net income of $22.0 million and $49.5 million for the three and nine months ended September 30, 2003, respectively, as compared to net income (loss) of $11.3 million and $(84.9) million for the same periods in 2002. The increase in net income for the three months ended September 30, 2003 is primarily related to the decrease in operating expenses resulting from the benefit obtained from the 2002 and 2003 Plans, a $3.2 million gain included in other income, and a decrease in the income tax provision, partially offset by a 5 percent decline in total revenues.

The increase in net income for the nine months ended September 30, 2003 is primarily related to the $132.5 million goodwill impairment loss recognized as a cumulative effect of an accounting change in the first quarter of 2002, the decrease in operating expenses resulting from the benefit received from the 2002 and 2003 Plans, and the decrease in the income tax provision, partially offset by a 8 percent decline in total revenues. Basic net income per share was $0.23 and $0.53 for the three and nine months ended September 30, 2003, respectively, as compared to basic net income (loss) per share of $0.12 and $(0.87) for the same periods in 2002. Diluted net income per share was $0.23 and $0.51 for the three and nine months ended September 30, 2003, respectively, as compared to diluted net income (loss) per share of $0.12 and $(0.84) for the same periods in 2002.

Shares used in computing basic net income (loss) per share decreased 2 percent and 4 percent for the three and nine months ended September 30, 2003, respectively, as compared to the three and nine months ended September 30, 2002 due primarily to shares repurchased under our stock repurchase program (See Note 10 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference), partially offset by the exercise of employee stock options and the issuance of approximately 0.7 million shares of our common stock during the third quarter of 2003 to an unrelated third party in connection with an agreement under which we will be provided with certain specified marketing services over a period of approximately 42 months. At the time the shares were issued, they had a fair market value of approximately $10.4 million. We are recognizing the expense associated with these services as they are received.

Shares used in computing diluted net income (loss) per share decreased 1 percent and at 4 percent for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 due primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Nine	Nine
	Months	Months
	Ended	Ended	Percent
	9/30/03	9/30/02	Change

Working capital	$192.0	$71.9	167%
Cash, cash equivalents and cash investments	$498.2	$363.0	37%
Net cash provided by operating activities	$147.1	$124.2	18%
Net cash used for investing activities	$64.6	$49.2	31%
Net cash provided by (used for) financing activities	$2.4	$(57.7)	*

*	Not meaningful

Net cash provided by operating activities increased 18 percent for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in net cash provided by operating activities is primarily due to a decrease in accounts receivable and a lower decline in other accrued liabilities and deferred revenues for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

Net cash used for investing activities was $64.6 million for the nine months ended September 30, 2003 compared to $49.2 million for the nine months ended September 30, 2002. The increase in net cash used for investing activities is primarily due to net purchases of cash investments of $3.1 million during the nine months ended September 30, 2003, compared to net dispositions of $9.7 million in cash investments during the nine months ended September 30, 2002.

Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2003 compared to net cash used of $57.7 million for the nine months ended September 30, 2002. The shift from net cash used for financing activities to net cash provided by financing activities was primarily the result of a decrease in the cash used to repurchase our common stock during the nine months ended September 30, 2003, compared to the cash used for a similar purpose during the same period in 2002.

During the nine months ended September 30, 2003, we repurchased 2.3 million shares of our common stock for $30.9 million pursuant to the Board of Directors’ authorization. For additional information regarding our stock repurchase program, see Note 10 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for capital expenditures at September 30, 2003. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2003, we had identifiable net assets totaling $211.2 million associated with our European operations and $58.4 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. As these assets are considered by Sybase,Inc., the U.S. parent company, to be a permanent investment in the respective subsidiaries, the related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

Future Operating Results –

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

The post-9/11 decline of the U.S. and global economies compounded by the war in the Middle East contributed to depressed IT spending during 2003. We will continue to pursue our business strategies, with an increased emphasis on creating successful strategic and global alliances with key partners, including Intel, Sun Microsystems, Apple Computer and others – to provide customers with optimal solutions based on our leading-edge technology and our partners’ capabilities in specific markets. However, if we are unable to achieve these goals, or if we are unable to maintain and provide desirable, innovative products and services to existing customers, our ability to maintain or grow revenue may be significantly impaired. This, in turn, could adversely impact our results of operations, even if we continue to generate a profit and to maintain positive cash flows.

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

In addition to the above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002 (SOA) on July 30, 2002, largely in response to a rash of financial scandals involving public companies such as Enron. The SOA provides for sweeping and unprecedented corporate reforms, focusing on public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas, and establishing harsher civil and criminal penalties for violation of U.S. securities laws. Certain provisions of the SOA became effective immediately, and others required the SEC and the national securities exchanges to enact rules and regulations to carry out the purposes of the act. Many of these new SEC-mandated rules and procedures (including rules requiring personal certification of a company’s SEC reports by the company’s chief executive officer and senior financial officers, accelerated filing of certain SEC reports, and changes in the role and functions of a company’s audit committee), became effective during the latter half of 2002 and in early 2003, and many additional SEC rules and regulations, as well as conforming rules promulgated by the New York Stock Exchange, where the Company’s stock is traded, have also recently become effective. We believe our corporate practices and standards currently meet or exceed the current rules and regulations promulgated under the SOA. However, new or additional rules or practices that influence significant adjustments to our business practices and procedures could result in increased administrative expenses, lengthened sales cycles and other changes that could adversely affect our results of operations.

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

We currently derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first nine months of 2003, our revenues outside North America represented 41% of our total revenues.. Because of this, global political unrest, acts of terrorism, the situation in the Middle East and other factors could, individually or in combination, have a material impact on our international revenues and operations. See “Revenue Related Factors,” above.

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

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2003 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at September 30, 2003 were material.

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

          (a) Exhibits furnished pursuant to Section 601 of Regulation S-K

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

          (b) Reports on Form 8-K:

(i) On July 23, 2003, we filed a Report on Form 8-K in connection with our press release announcing our results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2003	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ MARTIN J. HEALY

Martin J. Healy
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX TO SYBASE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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