Form 10-K
period 2003-12-31
SYBASE INC
filed 2004-03-15
CIK 768262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.001 par value
Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [___]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X]  NO [___]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1.3 billion. As of March 1, 2004, the Registrant had 97,270,355 shares of Common Stock outstanding.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.2
EXHIBIT 10.12
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Parts	Document Incorporated by Reference

III	Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2004 (to be filed within 120 days of Registrant’s fiscal year ended December 31, 2003 pursuant to Section 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”)

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include a continued slow economic recovery in the U.S.; global political unrest including acts of terrorism and the continued hostilities in the Middle East; sales productivity; the continued possible disruptive effects of further organizational changes and changes in Company management; shifts in our business strategy, or market demand for our products and services; public perception of Sybase, our technology vision or future prospects; rapid technological changes; competitive factors; interoperability of our products with other software products, risks inherent in acquiring other companies, the ability to integrate acquired companies into our business and culture, and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Overview, and “MD&A – Future Operating Results,” Part II, Item 7 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Sybase enables the Unwired Enterprise through enterprise and mobile software solutions for information management, development and data integration in commerce, communications, finance, government and healthcare. Sybase solutions integrate platforms, databases, and applications, and extend those applications to mobile workers through mobile and Wi-Fi technologies. Sybase information management solutions are widely recognized for ultra-reliability, security and dedication to openness, allowing easy and effective development in heterogenous environments. Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991.

During 2003, our business was organized into three principal operating divisions, two of which were conducted primarily through two majority owned subsidiaries. Below is a brief description of the business of each division:

     •     Infrastructure Platform Group (IPG) is focused principally on enterprise class database servers for mission-critical transactions, data warehousing and business analytics, complemented by high-availability replication, data movement, data integration, and development products. IPG products help enterprises improve response time, lower cost and reduce the complexity of managing their information environment. They also increase developer productivity by providing dramatically easier-to-use tools that cut time and project complexity while improving collaboration. Beginning in 2003, IPG combined under a single umbrella the businesses of three former divisions: Enterprise Solutions Division (ESD), Business Intelligence Division (BID), and e-Business Division (eBD). eBD focused primarily on certain products of New Era of Networks, Inc. (NEN), which we acquired in April 2001. During 2003, the principal products of IPG accounted for approximately 77 percent of our license revenue.

     •     iAnywhere Solutions, Inc. (iAS) provides software and services that enable the delivery of enterprise information anywhere, at anytime. More than 12,000 customers and 1,000 partners worldwide rely on our industry leading SQL Anywhere® database and mobile enterprise solutions. In addition, iAS’s AvantGo® mobile Internet service has more than ten million registered subscribers. We acquired AvantGo, Inc. in February 2003. The principal products of iAS accounted for approximately 21 percent of our license revenue in 2003.

     •     Financial Fusion, Inc. (FFI) provides banking, payment, and trade messaging solutions to more than 200 leading financial institutions. FFI solutions enable banks to provide account access and payment initiation on behalf of their consumer, small business and corporate clients. For financial market customers, FFI messaging and integration solutions enable straight-through processing (STP) of trading transactions. FFI was created to extend the business of Home Financial Network, Inc. (HFN), which we acquired in January 2000, and to develop certain products formerly within NEN. The principal products of FFI accounted for approximately 2 percent of our license revenue in 2003.

A summary of financial results for these divisions is found in Note Ten to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

CUSTOMERS

Our customers are primarily Fortune 1000 companies in North America and their equivalents in other geographic regions around the globe. Our primary markets include financial services, commerce, communications, healthcare, and government agencies. No single customer accounted for more than 10 percent of total revenues during 2003, 2002 or 2001. Our customers during 2003 included the following:

     •     A major content manager vendor that entered into an OEM relationship with IPG to embed in its application Sybase® Content Capture, a lightweight content integration engine, and Sybase Mach Desktop™, a lightweight user experience server, to give users personalized views of real-time information quickly and easily, and the ability to efficiently manage content integration.

     •     One of the world’s largest charter airlines leveraged SQL Anywhere® Studio, Manage Anywhere Studio™ and Pylon Anywhere™ technologies as a part of an innovative mobile employee information system providing more than 2,300 airline employees with access to crew rosters, passenger information, air traffic control notices, safety notices, updated destination details and duty free sales information using a Wi-Fi network in the airport crew rooms. As a result of this mobile deployment, the airline can save $700,000 per year by automating more than fifty paper-based workflow processes.

     •     One of the top 100 banks in the U.S. added Financial Fusion® Corporate Banking Solution to its existing suite of FFI solutions to create a single technology platform to serve all of its online banking customers. The bank previously implemented FFI’s Consumer Banking Solution and Small Business Banking Solution for other functions including bill payment and presentment, alerts, check imaging, and bill payment and transfer warehouse.

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

Infrastructure Platform Group (IPG)

Enterprise Solutions Products

Sybase Adaptive Server® Enterprise (ASE) is a high-performance, self-managing, web services-enabled information management system designed to support the demanding requirements of businesses today at an efficient cost of ownership. ASE offers a unique blend of advanced developer features and an efficient, robust computing environment for all forms of mission-critical transaction processing on numerous hardware and software platforms. Among its many enterprise-class features is advanced support for XML, highly available computing, extensive dynamic tuning, and advanced security systems such as row-based access control and SSL-based communications.

Replication Server® allows remote sites to share data from a primary data site, and to automatically receive updated data from the primary site. Replication Server uses “store-and-forward asynchronous replication” that monitors and copies changes made at the primary data site and automatically forwards those changes to all replicated sites. Sybase replication technology offers an innovative practical architecture for building cost-effective, high-performance, robust distributed systems, and supplies a flexible approach to information delivery that can rapidly adapt to changing business needs.

Sybase PowerBuilder® is a 4GL rapid application development (RAD) tool that increases developer productivity through a tight integration of design, modeling, development and management. Developers can build rich-client applications for web-services, n-tier and client server and then quickly deploy their applications into heterogeneous environment such as Microsoft.Net and J2EE.

Sybase Pocket PowerBuilder™ is a highly productive 4GL integrated development environment (IDE) for mobile application development. This product is designed to simplify and accelerate the creation of mobile and wireless enterprise applications targeting Windows CE-based environments, so that mobile applications can be developed with almost codeless ease. Pocket PowerBuilder also simplifies the creation of database-powered applications through close integration with SQL Anywhere®, the leading mobile database from iAS.

Sybase RepConnect, Open Server™, Open Client™ and OpenSwitch are among our core data access and integration products. These products allow users to use a single language to access varied types of data and applications (e.g., real-time data feeds, stored data) from multiple sources as if they were contained in a single database.

e-Business Products

Sybase Enterprise Portal (EP) is an extensible portal environment capable of extending an enterprise to trading partners and expanding its reach to mobile workers. We also offer two embeddable portal technologies, Sybase Content Capture and Sybase Mach Desktop through our OEM channel.

Sybase EAServer is a highly scalable, robust application server for e-portal and Internet business solutions. It provides best-of-class transaction and security management and high availability, enabling customers to support highly trafficked websites.

Sybase Integration Orchestrator allows users to harness mission-critical data from multiple applications into flexible, automated, re-useable and easily configurable end-to-end processes.

Sybase PowerDesigner® an all-one collaborative modeling solution that enables business analysts, architects, developers and database administrators to collaboratively design and build applications without worrying about different skill sets, platforms or languages. PowerDesigner supports the latest editions of most leading application frameworks, including EAServer using J2EE and EJB, Apache Tomcat, BEA WebLogic, and IBM WebSphere.

Sybase HIPAA Accelerator, Sybase EDI Server and Sybase e-Biz Impact™ are integration products aimed at the healthcare industry. The HIPAA solution is a tool designed to help customers manage their compliance and reporting obligations under the Health Insurance Portability and Accountability Act of 1996. Sybase EDI Server is an integration product for organizations using electronic data interchange (EDI) to exchange business information with trading partners. Sybase e-Biz Impact is a proven integration solution for managing complex information routing, particularly in the healthcare industry.

Business Intelligence Products

Sybase Adaptive Server® IQ presents customers with a wide range of capabilities for business intelligence and web-enabled data warehousing, allowing data access, query performance and data loading 10 to 100 times faster than traditional relational databases. Multiplexing capabilities allow this product to maintain high performance levels even with dramatic increases in the number of users and the volume of data. Adaptive Server IQ Multiplex can compress even terabytes of data without the need for continuous, laborious tuning and maintenance.

Sybase Industry Warehouse Studios™ (IWS) are prepackaged solutions that can be customized for a variety of industries including retail banking, capital markets, insurance, healthcare and telecommunications to create a strategic, end-to-end business intelligence infrastructure that encompasses data acquisition, data modeling, metadata management, data analysis, data storage and analytic applications. IWS provides the basic framework to enable an organization to analyze customer behavior and trends and their impact on the business.

iAnywhere Solutions (iAS)

SQL Anywhere® Studio is a market-leading data management and enterprise data synchronization solution that enables the rapid development and deployment of database-powered applications for mobile, remote and small to medium sized business environments.

m-Business Anywhere is a highly scalable platform for delivering web-based applications and content to mobile devices with no recoding required. It enables “always available” computing, providing both secure wireless and offline access to information, allowing users to access the information they need, when and where they need it.

Manage Anywhere Studio™ is an all-in-one solution that provides central control of software distribution and updates, system configuration, and device inventory for desktops, laptops, servers and hand-held devices. It is designed to reduce costs of software distribution, help desk support, inventory maintenance and lost productivity.

Pylon™ is a set of flexible, feature-rich, secure solutions that can extend a company’s existing Lotus Notes and Microsoft Exchange infrastructure to hand-held devices. Pylon products enable organizations to mobilize corporate email, calendar, contacts, task lists, expenses and custom Notes applications, easily – with no programming required.

Mobile Sales is a customizable software package that helps organizations accelerate the adoption and return on investment of existing customer relationship management (CRM) solutions, by enabling sales professionals to access these systems from mobile devices, anywhere, at anytime. Mobile Sales offers adaptors for Siebel and salesforce.com applications, and Mobile Pharma addresses the mobile CRM needs of the pharmaceutical industry.

AvantGo® Mobile Internet Service is a free service that delivers rich, personalized mobile websites to PDAs and smartphones. Today, more than 2,500 major brands, including American Airlines, CNET, GM, Rolling Stone and The New York Times, leverage AvantGo to target more than ten million registered subscribers. AvantGo offers the convenience of anywhere, anytime access, seamlessly supporting both wireless and “sync and go” connectivity. To learn more about AvantGo visit www.avantgo.com.

Financial Fusion, Inc. (FFI)

Financial Fusion® Banking Solutions enable financial institutions to offer multiple-delivery channel support to their consumer, small business, and large corporate clients. Features include account access, banking, cash management services, imaging, bill payment and presentment, customer care, and wireless application support. Solutions are supported on an integrated platform driven by Financial Fusion Server™, using advanced Java technology and industry protocols.

Financial Fusion® Financial Markets Solutions are designed to meet the straight-through processing connectivity and integration requirements of the trading industry. FFI solutions provide processing for transaction intensive trading organizations such as securities and investment firms, electronic communications networks and network providers. FFI solutions support a variety of electronic messaging protocols including FIX, FIXML, FpML, EMX, SWIFT, VMUs, and certain proprietary protocols.

WORLDWIDE SERVICES

Technical Support. Our Customer Service and Support organization offers technical support for our entire family of products. We currently maintain regional support centers in North America, Europe, and Asia Pacific that can provide 24 x 7 technical services in all time zones around the world. Our end users and partners have access to technical information sources and newsgroups on our support website, including a problem-solving library, a “solved cases” database, and software fixes that can be downloaded. Customers generally can choose technical support programs that best suit their business needs. All of the following support programs are priced on a per-product basis and include updates and new version releases that become available during the support period:

     •     Basic Support is generally geared toward smaller local enterprises, and includes 24 x 7 support coverage for up to two customer support contacts.

     •     Extended Support is the minimum support level recommended for our enterprise database products such as ASE and includes 24 x 7 coverage for up to four customer support contacts.

     •     Enterprise Support offers personalized high-availability support for companies with mission-critical projects. Services include designated enterprise support team, account management and other specialized options.

In addition to the above support offerings, we also offer several support services options geared toward developers for designated workplace level and tools products. These programs are priced on a flat-fee annual price basis with updates and new version releases available for purchase separately.

Each of our principal business divisions also offer a variety of support services to their partners and resellers.

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

Education. We provide a broad education curriculum allowing customers and partners to increase their proficiency in our products. Basic and advanced courses are offered at Sybase education centers throughout North America, South America, Europe and Asia Pacific (including Australia and New Zealand). Specially tailored customer classes and self-paced training are also available. A number of our distributors and authorized training providers also provide education in our products.

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

Distribution Method. All Sybase products and services generally are licensed through our direct sales organization and our indirect sales channels. “Indirect sales channels” include value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and international distributors and resellers.

International Business. In 2003, 41 percent of the Company’s total revenues were from operations outside North America, with operations in EMEA (Europe, Middle East and Africa) accounting for 27 percent, and operations in our Intercontinental region (Asia Pacific and Latin America) accounting for 14 percent. Most of our international sales are made by our foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our products through distributors and other resellers throughout the world. A summary of our geographical revenues is set forth in “MD&A — Geographical Revenues”, Part II, Item 7, and Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. For a discussion of the risks associated with our foreign operations, see “MD&A – Future Operating Results – International Operations,” Part II, Item 7, incorporated here by reference.

INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of March 1, 2004, we had 75 issued patents (73 U.S. and 2 non-U.S.) that expire in approximately 20 years from the date they are filed. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value, but no single patent is critical to Sybase as a whole. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide us with significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “MD&A – Future Operating Results – Intellectual Property,” Part II, Item 7, incorporated here by reference.

RESEARCH AND DEVELOPMENT

Since inception, we have made substantial investments in research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2003, we invested $116.9 million, or 15 percent of our total revenue in research and development. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “MD&A – Future Operating Results – Product Development,” Part II, Item 7, incorporated here by reference.

COMPETITION

The market for our products and services is extremely competitive due to various factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and the trend toward consolidation of companies within the software industry. For a discussion of certain risks associated with competition, see “MD&A – Future Operating Results – Competition,” Part II, Item 7, incorporated here by reference.

EMPLOYEES

As of March 1, 2004, Sybase and its subsidiaries had approximately 3,660 regular employees. For information regarding our executive officers, see “Directors and Executive Officers of the Registrant,” Part III, Item 10 below, incorporated here by reference.

ITEM 2. PROPERTIES

As of December 31, 2003, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 95 locations throughout North America, Latin America, Europe and the Asia Pacific region (including Australia and New Zealand), aggregating approximately 1.6 million square feet.

In May 2003, we entered into a 15-year non-cancelable lease pursuant to which a 105,000 square foot building will be constructed to house administrative, R&D and other facilities of our subsidiaries in Waterloo, Canada. The lease is scheduled to commence in the third quarter of 2004 and will expire in 2019. We have the option to renew the lease for one 10-year term at the end of the initial term generally at then-fair market value, subject to certain conditions. The operations and personnel that will relocate to the new space currently occupy approximately 60,190 square feet elsewhere in Waterloo. The lease for the current space has been extended on a month-to-month basis until the move is completed.

On January 28, 2000, we entered into a 15-year non-cancelable lease of our corporate headquarters facility in Dublin, California. The property consists of approximately 406,000 square feet of administrative and product development facilities. We moved to Dublin from our offices in Emeryville, California beginning in January 2002. We have the option to renew our Dublin lease for up to two five-year periods, generally at then-fair market value, subject to certain conditions.

In September 1999, the Company sold its facility in Concord, Massachusetts and simultaneously entered into a sale-leaseback agreement on two other buildings in Concord, which expires in June 2006. Under the terms of the sale-leaseback agreement, the Company entered into a seven-year operating lease, which was amended in June 1, 2001 to extend the lease term an additional six years. The termination date of this lease is October 31, 2012. For a further discussion of our leases in Dublin, Concord, and Waterloo, see Note Six to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

We continue to lease space at other locations around the world that serve a variety of functions, including professional services, sales, engineering, technical support, and general administration. These include approximately 31,935 square feet in Maidenhead, England leased through May 2009 with an option to renew, and approximately 96,360 square feet in Boulder, Colorado leased through September 2010. We also maintain engineering centers in Englewood, Colorado; Paris, France; Waterloo, Canada; and Singapore.

ITEM 3. LEGAL PROCEEDINGS

No proceedings required to be disclosed under this item were pending or terminated during the fourth quarter of 2003. See Note Twelve to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a stockholder vote in the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Sybase, Inc. Common Stock, par value $.001, began trading on the New York Stock Exchange (NYSE) on May 22, 2001, under the symbol “SY.” Prior to that, our stock traded on the NASDAQ National Market System under the symbol “SYBS.” Following is the range of low and high closing prices for our stock as reported on the NYSE for the quarters indicated.

	High	Low

Fiscal 2002
Quarter ended March 31, 2002	$19.00	$15.81
Quarter ended June 30, 2002	$17.45	$10.40
Quarter ended September 30, 2002	$15.15	$9.35
Quarter ended December 31, 2002	$13.66	$11.05
Fiscal 2003
Quarter ended March 31, 2003	$14.97	$12.95
Quarter ended June 30, 2003	$14.67	$11.49
Quarter ended September 30, 2003	$17.59	$13.80
Quarter ended December 31, 2003	$22.10	$16.99

We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our Common Stock on the NYSE on March 1, 2004 was $21.75. The number of stockholders of record on that date was 1,464, according to American Stock Transfer and Trust, our transfer agent.

The information required by this item regarding our securities authorized for issuance under equity compensation plans is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management,” Part III, Item 12, which incorporates information to be disclosed in our 2004 Proxy Statement.

In April 2001, we acquired all of the issued and outstanding common stock of New Era of Networks, Inc. (NEN) in exchange for approximately 14,289,957 shares of our Common Stock. For further discussion of this acquisition, see Note Eleven to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

In July 2003, we issued approximately 0.7 million shares of our Common Stock in a private transaction under an agreement pursuant to which we will be provided with certain specified marketing services over a period of 42 months. For further discussion of this transaction, see Note Seven to Consolidated Financial Statements – Issuance of Company Stock for Certain Services, Part I, Item 1, incorporated here by reference.

Issuer Purchases of Equity Securities

We did not repurchase any of our Common Stock during the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is not necessarily indicative of the results of future operations. This data should be read in conjunction the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8, of this Report on Form 10-K.

Consolidated Statements of Operations Data

(In thousands, except per share data)	2003	2002	2001	2000	1999

Revenues:
License fees	$274,817	$325,916	$389,038	$468,501	$421,645
Services	503,245	503,945	538,885	494,662	452,526

Total revenues	778,062	829,861	927,923	963,163	874,171
Costs and expenses:
Cost of license fees	60,711	51,448	45,695	45,120	46,241
Cost of services	162,666	190,067	240,779	248,542	219,591
Sales and marketing	239,045	271,765	331,237	345,149	310,774
Product development and engineering	116,889	117,784	125,404	126,689	136,272
General and administrative	82,111	84,938	76,885	67,267	68,876
Amortization of goodwill (1)	—	—	53,859	30,155	13,234
Amortization of other purchased intangibles	2,000	2,000	2,000	2,575	686
Goodwill impairment (1)	—	12,300	—	—	—
In-process research and development	—	—	18,500	8,000	—
Stock compensation expense	2,882	1,937	1,334	—	—
Cost (reversal) of restructuring	7,429	40,446	48,751	(791)	(8,528)

Total costs and expenses	673,733	772,685	944,444	872,706	787,146

Operating income (loss)	104,329	57,176	(16,521)	90,457	87,025
Interest income and expense, net	13,766	14,033	17,529	17,035	13,773
Minority interest	—	—	(30)	94	—

Income before income taxes and cumulative effect of an accounting change	118,095	71,209	978	107,586	100,798
Provision for income taxes	30,829	33,428	26,500	35,461	38,303

Income (Loss) before cumulative effect of an accounting change	87,266	37,781	(25,522)	72,125	62,495
Cumulative effect of an accounting change to adopt SFAS 142	—	(132,450)	—	—	—

Net income (loss)	$87,266	$(94,669)	$(25,522)	$72,125	$62,495

Income (Loss) per share before cumulative effect of an accounting change	$0.92	$0.39	$(0.27)	$0.82	$0.76
Cumulative effect of an accounting change	—	(1.37)	—	—	—

Basic net income (loss) per share	$0.92	$(0.98)	$(0.27)	$0.82	$0.76

Shares used in computing basic net income (loss) per share	94,833	96,844	94,592	87,711	81,817

Income (Loss) per share before cumulative effect of an accounting change	$0.89	$0.38	$(0.27)	$0.78	$0.74
Cumulative effect of an accounting change	—	(1.33)	—	—	—

Diluted net income (loss) per share	$0.89	$(0.95)	$(0.27)	$0.78	$0.74

Shares used in computing diluted net Income (loss) per share	97,582	99,584	94,592	92,150	84,156

(1)	We implemented Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, which states that goodwill (including assembled workforce) can no longer be amortized, but must be tested for impairment on at least an annual basis. For a further discussion of SFAS 142, see Note One to the Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8, incorporated here by reference.

Consolidated Balance Sheet Data (In thousands)

	2003	2002	2001	2000	1999

Cash, cash equivalents and cash investments	$573,793	$387,180	$343,160	$354,612	$352,899
Working capital	254,754	107,914	108,571	157,486	127,229
Total assets	1,151,356	992,749	1,133,242	915,040	737,335
Long-term obligations	15,129	10,641	5,887	5,795	5,799
Stockholders’ equity	741,469	580,374	716,519	490,752	336,110

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Our Business

In 2003, our business was organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions. During 2003, approximately 55 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations. For further discussion of our business segments and principal products, see “Business,” Part I, Item 1, incorporated here by reference.

•	Our Results

We reported net income of $87.3 million for 2003, compared to net income of $37.8 million in 2002 (before the cumulative effect of an accounting change), and a net loss of $ 25.5 million in 2001. Total revenues were $778.1 million for 2003, compared to $829.9 million for 2002, and $927.9 million for 2001. The decline in total revenues from 2003 to 2002 was primarily due to lower license, consulting and education revenues. However, these declines were more than fully offset by a decrease in our overall costs and expenses, and an increase in our technical support revenues.

In 2003, our revenues from technical support services increased 4.1 percent compared to 2002 (which increased 7.6 percent compared to 2001). Furthermore, our 2003 operating margin doubled from 6.8 percent in 2002 to 13.4 percent in 2003 due to our continued management of operating expenses and the benefits realized from our restructuring activities.

Our overall financial position remains strong. During 2003 we generated net cash from operating activities of $202.1 million, and had $573.8 million in cash, cash equivalents and cash investments at December 31, 2003 — the highest in our history. We have no long-term debt. Our days sales outstanding in accounts receivable improved to 60 days for the quarter ended December 31, 2003 compared to 72 days for the quarter ended December 31, 2002.

Looking ahead, we believe we are well positioned to realize the objectives of our Unwired Enterprise initiative and to lead the expansion of enterprise software to the mobile and wireless business environment. We continue to win praise for our market-leading mobile and wireless solutions, and our core database products that enable data liquidity. For example, the latest version of SQL Anywhere Studio was recently honored with a “Best of 2003” award by the editors of PC Magazine.

For a discussion of factors that may impact our business, see “Future Operating Results,” below.

•	Business Trends

The market for new sales of enterprise infrastructure software continued to be challenging in 2003 due to various factors including a maturing enterprise infrastructure software market, changing patterns in IT spending, and mixed signs of economic recovery in the U.S.

The majority of our license fees revenues came from sales to our existing customers in 2003, and fewer of those clients undertook large-scale infrastructure investments requiring significant investment in our core enterprise database products and related services (this also contributed to a decline in our consulting and education revenues). We believe this is partly due to market saturation in some of our target markets (including financial services, insurance and telecommunications) where large enterprises have invested heavily in their core database infrastructures during the past 15 years.

Despite these trends, 2003 revenues attributable to ASE, our core enterprise database product, grew 6 percent from 2002 levels. Further, the recent release of ASE powered by Intel’s Itanium® 2 processor on Unix and Linux has been well received both by customers and industry analysts.

In 2003, we observed some notable changes in IT spending patterns. Specifically, we began to see an overall increase in our transaction volume for license revenues, but an overall decrease in the average dollar value of these deals. This pattern supports the view that fiscally cautious customers are purchasing products and services based more on present need and less on fulfilling anticipated future needs.

Global market conditions generally improved in 2003 compared to 2002. However, mixed signs of a strong U.S. economic recovery make it difficult to project whether the overall market for enterprise infrastructure software will materially improve.

Moving forward, we will continue to manage our operating expenses as we aggressively pursue our business initiatives and strategic alliances with our key partners including HP, Intel, and others.

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

•	Revenue Recognition

Revenue recognition rules for software companies are very complex, and we follow very specific and detailed guidance in measuring revenue. Certain judgments, however, affect the application of our revenue policy.

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

Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the above criteria are met, (ii) payment of the license fees are not dependent upon the performance of the services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of license fees is dependent on performance of services, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. Under this method, management is required to estimate the number of total hours needed to complete a particular project, and revenues and profits are recognized based on the percentage of total contract hours completed. As a result, recognized revenues and profits are subject to revision as contract phases are actually completed.

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

•	Impairment of Goodwill and Other Intangible Assets

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

•	of $132.5 million in the first quarter of 2002 and a goodwill impairment of $12.3 million in the fourth quarter of 2002.

As of December 31, 2003, our goodwill balance totaled $140.9 million. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments (see Note Ten to Consolidated Financial Statements, Part II, Item 1, incorporated here by reference). If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology.

We performed the annual impairment analysis as of December 31, 2003 for each of our reporting units. This analysis indicated that the estimated fair value of each reporting unit exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2003.

However, changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future goodwill impairment charge. Since a goodwill impairment charge is based on the value of a reporting unit at the testing date, reporting units that previously reported an impairment charge, such as FFI in 2002, are particularly prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after the testing date.

We continue to review our other intangible assets (purchased technology, trade names and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. See Note One to Consolidated Financial Statements — Goodwill and other Purchased Intangible Assets, Part II, Item 8, incorporated here by reference.

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

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Subjective judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (and reduced by the estimated future costs of completing and disposing of the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future costs of completing and disposing of certain products. Changes in these estimates could result in write-offs of capitalized software costs.

•	Restructuring

We have recorded significant accruals in connection with various restructuring activities. These accruals include estimated net costs to settle certain lease obligations, based on the analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from the estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets where the properties are located, or if it takes us longer then expected to find suitable sublease tenants, the actual costs could exceed our estimates. See Note Thirteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

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

SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. See also Note One to Consolidated Financial Statements-Stock-Based Compensation, Part II, Item 1, incorporated here by reference.

•	Contingencies and Liabilities

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. When we reasonably determine that a liability has been or will be incurred, and can reasonably estimate the range of potential losses in these matters, we are required to adequately provide for these loss contingencies. Even if we are not able to estimate the amount of potential loss in these matters, in the case of a potential material matter, we are required to disclose that there is a reasonable possibility that a loss has been incurred. Our financial position or results of operations could be materially and adversely affected if we have underestimated the potential liability in any matter.

Results of Operations

Revenues (Dollars in millions)

	2003	Change	2002	Change	2001

License fees	$274.8	(16%)	$325.9	(16%)	$389.0
Percentage of total revenues	35%		39%		42%
Services	$503.3	*	$504.0	(6%)	$538.9
Percentage of total revenues	65%		61%		58%
Total revenues	$778.1	(6%)	$829.9	(11%)	$927.9

* Not meaningful

Total revenues for 2003 decreased 6 percent from total revenues in 2002 (which had decreased 11 percent from 2001). The decline in 2003 was primarily attributable to a 16 percent drop in license fees revenues, and a 12 percent decline in consulting and education revenues (which was partially offset by a 4 percent increase in technical support revenues). The major factors contributing to the decline in our license fees and services revenues overall are discussed in “Overview,” above, and “Future Operating Results,” below.

In 2003, license fees revenues accounted for approximately 35 percent of our total revenues. The most significant decline in license fees revenues resulted from lower than expected sales of certain IPG e-Business products partially due a major shift in the business of one of our largest North American resellers that significantly lowered the reseller’s need to use our technology as part of its offering.

The 2002 decrease in license fees revenues (which accounted for about 39 percent of our total revenues that year) was primarily attributable to a decline in license fees revenues from our enterprise database and mobile database products (partially offset by an increase in license fees revenues of certain e-Business products). We believe the events of 9/11 triggered a downturn in the global economy in 2002 that contributed to the cancellation or delay of many of large-scale IT infrastructure investments.

Despite declining license fees revenues, our 2003 services revenues, which accounted for approximately 65 percent of total revenues, remained relatively flat from 2002 levels (which had declined 6 percent from 2001 levels). Our 2003 technical support revenues (which accounted for 77 percent of total services revenues), were driven primarily by a steady level of support renewals by existing customers. Meanwhile, revenues from education services (which are highly dependent on sales of new products), and revenues from consulting services (which are driven by the implementation of large enterprise systems) declined in 2003 for the reasons discussed in “Overview,” above). The decrease in 2002 services revenues was due to a 31 percent decrease in consulting and education revenues (partially offset by a 7 percent increase in technical support revenues) as a result of the economic factors discussed above.

For a description of our technical support, consulting and education services, see “Business – Worldwide Services,” Part II, Item 1, incorporated here by reference.

Geographical Revenues
(Dollars in millions)

	2003	Change	2002	Change	2001

North America	$455.0	(8%)	$495.4	(8%)	$539.3
Percentage of total revenues	59%		60%		58%
International:
EMEA (Europe, Middle East and Africa)	$212.8	*	$213.6	(15%)	$251.6
Percentage of total revenues	27%		26%		27%
Intercontinental (Asia Pacific and Latin America)	$110.3	(9%)	$120.9	(12%)	$137.0
Percentage of total revenues	14%		14%		15%
Total International	$323.1	(3%)	$334.5	(14%)	$388.6
Percentage of total revenues	41%		40%		42%
Total revenues	$778.1	(6%)	$829.9	(11%)	$927.9

* Not meaningful

In 2003, the decline in our total revenues was most significant in North America (United States, Canada and Mexico) due to the decline in e-Business license revenues. As discussed in “Revenues,” above, we believe a major shift in the business of one of our largest North American resellers resulting in significantly lower sales of our technology contributed to this decline. In 2002, the decline in North America revenues was primarily due to a decline in enterprise database license fees and consulting and education revenues.

Total international revenues decreased 3 percent in 2003 from 2002 due to a 7 percent decrease in license fees revenues and a 25 percent decrease in consulting and education revenues (offset by an 8 percent decrease in technical support revenues). The slight decline in EMEA (Europe, Middle East and Africa) 2003 revenues was attributable to lower revenues from e-Business products, largely offset by an increase in revenues from our enterprise database products. The 9 percent decrease in 2003 Intercontinental (Asia Pacific and Latin America) revenues was due a drop in license fees and services revenues from our enterprise database products. In 2002, total international revenues decreased 14 percent from 2001 levels due to declines in license revenues in both EMEA and the Intercontinental regions. EMEA revenues declined by 15 percent in 2002 due to a 22 percent decline in license fees revenues, primarily from our enterprise database products, and a 38 percent decrease in consulting and education revenues. In 2002, the decline in Intercontinental revenues was due to a 17 percent decrease in license fees revenues primarily from our enterprise database products, and a 43 percent decrease in professional services revenues (partially offset by an 11 percent increase in technical support revenues).

In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. The cumulative impact of changes in foreign currency exchange rates from 2002 to 2003 resulted in a 5 percent increase in our revenues and a 3 percent increase in our operating expenses. This change was primarily due to the weakness of the U.S. dollar against certain European currencies. The effect of foreign currency exchange rate changes on revenues and expenses was not material in 2002.

Our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Additionally, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets may result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuation, see “Financial Risk Management – Foreign Exchange Risk,” below.

Cost and Expenses
(Dollars in millions)

	2003	Change	2002	Change	2001

Cost of license fees	$60.7	18%	$51.4	12%	$45.7
Percentage of license fees revenues	22%		16%		12%
Cost of services	$162.7	(14%)	$190.1	(21%)	$240.8
Percentage of services revenues	32%		38%		45%
Sales and marketing	$239.0	(12%)	$271.8	(18%)	$331.2
Percentage of total revenues	31%		33%		36%
Product development and engineering	$116.9	(1%)	$117.8	(6%)	$125.4
Percentage of total revenues	15%		14%		14%
General and administrative	$82.1	(3%)	$84.9	10%	$76.9
Percentage of total revenues	11%		10%		8%
Amortization of goodwill	—	*	—		$53.9
Percentage of total revenues	—		—		6%
Amortization of other purchased intangibles	$2.0	0%	$2.0	0%	$2.0
Percentage of total revenues	*		*		*
Goodwill impairment	—	*	$12.3	*	—
Percentage of total revenues	—		1%		—
In-process research and development	—	*	—	*	$18.5
Percentage of total revenues	—		—		2%
Stock compensation expense	$2.9	53%	$1.9	46%	$1.3
Percentage of total revenues	*		*		*
Cost of restructuring	$7.4	(82%)	$40.4	(17%)	$48.8
Percentage of total revenues	1%		5%		5%

* Not meaningful

Cost of license fees

Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees expense increased 18 percent in 2003 over 2002, and increased 12 percent in 2002 from 2001. The 2003 increase was primarily due to an increase in amortization of capitalized software development costs. The 2002 increase was primarily due to an increase in amortization of capitalized software development costs and the amortization of purchased technology acquired in the NEN transaction (partially offset by a decrease in third party royalties).

Amortization of capitalized software costs was $31.1 million in 2003, $24.0 million in 2002, and $17.8 million in 2001. In 2003, the increase in amortization of capitalized software costs was primarily due to certain enterprise database products that we began amortizing in 2003 and certain enterprise application products that we began amortizing in 2003 and in the second half of 2002. In 2002, the increase in amortization of capitalized software costs was primarily due to certain enterprise application and enterprise database products that we began to amortize in 2002. Amortization of purchased technology acquired was $15.3 million in 2003, $14.9 million in 2002 and $12.1 million in 2001. See Note One to the Consolidated Financial Statements – Capitalized Software, Part II, Item 8, incorporated here by reference.

Cost of services

Cost of services consists primarily of our cost to provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs decreased 14 percent in 2003 compared to 2002,primarily due to a reduction in consulting and technical support personnel as a result of our restructuring activities in the second half of 2002 and 2003, and a decrease in costs associated with third-party consultants. Our average headcount reflected in this expense category decreased approximately 19 percent in 2003 from 2002. The decrease in cost of services in 2002 over 2001 was primarily due to a reduction in consulting personnel as a result of our 2002 and 2001 restructuring activities, and a decrease in costs associated with third party consultants. For further discussion of the effect of our restructuring activities on our cost of service, see Note Thirteen to Consolidated Financial Statements, Part I, Item 8, incorporated here by reference.

Sales and marketing

Sales and marketing expense decreased 12 percent in 2003 compared to 2002 (which had decreased 18 percent from 2001), primarily due to a substantial decrease in spending on marketing programs, a decrease in sales and marketing personnel as a result of our 2003 and 2002 restructuring activities, and a reduction in sales commissions (principally due to lower license fees revenues), and a decrease in certain allocated common costs. We allocate certain common costs (primarily certain telecommunications, IT infrastructure, and facilities-related expenses) to sales and marketing, product development and engineering, and general and administrative expenses.

The decrease in sales and marketing expense in 2002 compared to 2001 was primarily due to a reduction in sales commissions (principally due to lower license fees revenues), a reduction in discretionary spending on marketing programs and a decrease in sales and marketing personnel as a result of our 2002 and 2001 restructuring activities. For further discussion of the effect of our restructuring activities, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

Product development and engineering

Product development and engineering expenses (net of capitalized software development costs – see discussion below) decreased slightly in 2003 from 2002 (which had decreased 6 percent from 2001), primarily due to a decrease in allocated common cost, partially offset by the addition of product development and engineering personnel resulting from our acquisition of AvantGo, Inc. in February 2003.

The decrease in product development and engineering expenses in 2002 over 2001 was primarily due to a reduction in R&D personnel resulting from the further integration of NEN, and in connection with our 2002 and 2001 restructuring activities. See Note Thirteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

We capitalize product development and engineering costs during the period between achievement of technological feasibility and general availability of a product. In 2003, our capitalized software costs of $28.0 million included costs incurred for the development of Corporate Banking 2.1, EA Server 5.0, Sybase Enterprise Portal 6.0, Integration Orchestrator 4.3, and PowerDesigner 10.0. In 2002, capitalized software costs included costs incurred for the development of the Adaptive Server Enterprise 15.0, Business Process Integrator 3.9, Connectivity 15.0, CeBS 1.0 and 1.5, EA Server 4.1, PowerBuilder 9.0, and PowerDesigner 9.5. In 2001, capitalized software costs included costs incurred for the development of Sybase Enterprise Portal 3.0, Adaptive Server Enterprise 12.5 and 14.0, Adaptive Server IQ 12.4.3, PowerBuilder 8.0, DirectConnect™ 12.5 and 14.0, MainframeConnect™ 12.5 and 14.0, Replication Server 12.5, certain NEN adapters, and SQL Anywhere 8.0. Capitalized amounts were approximately $32.7 million in 2002 and $35.8 million in 2001.

We believe that product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and administrative

General and administrative expenses decreased slightly in 2003 compared to 2002 (which increased 10 percent from 2001), primarily due to decreases in allocated common costs and a 5 percent decrease in the average number of G & A personnel resulting from our 2003 restructuring activities (see Note Thirteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference). The increase in 2002 compared to 2001 was primarily due to the following factors: (i) an increase in finance personnel resulting from the establishment of various regional shared services centers that centralized finance functions within specific geographic regions; (ii) , an increase in executive and corporate development personnel, and (iii) an increase in allocated common costs associated, in part, with our move to new corporate headquarters facilities in Dublin, California in early 2002.

Amortization of goodwill

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142) effective January 1, 2002, which provided that goodwill and certain other intangible assets could no longer be amortized, but had to be tested for impairment at least annually. SFAS 142 further changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach. See Note One to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part I, Item 8, incorporated here by reference.

Amortization of other purchased intangibles

Amortization of other purchased intangibles reflects our amortization of the established customer list of Home Financial Network, Inc. (now FFI), which we acquired in 2000. The amortization of purchased technology associated with our acquisition of Home Financial Network, NEN and AvantGo is included in cost of license fees. See Note One to Consolidated Financial Statements — Goodwill and Other Purchased Intangibles, Part II, Item 8, incorporated here by reference.

Goodwill impairment

Following our adoption of SFAS 142 in the first quarter of 2002, we conducted annual impairment testing required by SFAS 142 as of December 31, 2003 and December 31, 2002. See Note One to Consolidated Financial Statements - Goodwill and Other Purchased Intangible Assets, Part I, Item 8, incorporated here by reference. The application of these new rules resulted in a cumulative effect of an accounting change of $132.5 million in the first quarter of 2002 and a goodwill impairment of $12.3 million in the fourth quarter of 2002. Our 2003 analysis of goodwill impairment did not indicate an impairment loss for any of the Company’s reporting units. See “Overview,” above, and “Future Operating Results – Impairment of Goodwill and Other Intangible Assets,” below, incorporated here by reference.

In-process research and development

In connection with our acquisition of NEN in the quarter ended June 30, 2001, we allocated $18.5 million of the $339.3 million purchase price to NEN’s in-process research and development. These amounts were written off during the quarter ended June 30, 2001. A detailed discussion of the process undertaken to determine the amount of this write-off is set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, “MD&A – Cost and Expenses,” Part I, Item 7, incorporated here by reference.

Stock compensation expense

Stock compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in the second quarter of 2001 and in the first quarter of 2003 (see Note Seven to Consolidated Financial Statements — Restricted Stock Grants, Part II, Item 8, incorporated here by reference), and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of NEN in 2001.

Cost (reversal) of restructuring

2003 Restructuring Activities

During the first quarter of 2003, Sybase’s license fees revenues were below our expectations. Given this lower than expected revenue, we reduced our projections regarding revenues for the remainder of the year and began to identify means of reducing our cost structure to produce earnings in line with revised plan amounts. After this review, and in order to reduce our fixed quarterly cost structure, we embarked on a restructuring plan (2003 Plan) aimed at reducing our annual payroll and facilities-related expenses by approximately $16.0 million. These activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. It is anticipated that the total costs, once the restructuring activities prescribed under the 2003 Plan are fully completed, will be $10.8 million. In general, these expenses will be incurred over a 12-month period although certain expenses may extend beyond this twelve-month time frame depending upon when the costs associated with the sublease of certain facilities are incurred. We believe the 2003 Plan has been successful as the targeted expenses have been reduced to achieve annualized cost reduction of approximately $18.0 million.

2002 and 2001 Restructuring Activities

We also undertook restructuring activities in 2002 and 2001 as a means of managing our operating expenses. For further discussion regarding the 2003 Plan and our restructuring activities in 2002 and 2001, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

Operating income/(loss)
(Dollars in millions)
	2003	Change	2002	Change	2001

Operating income/(loss)	$104.3	82%	$57.2	*	$(16.5)
Percentage of total revenues	13%		7%		(2%)

*	Not meaningful

Operating income in 2003 was $104.3 million compared to operating income of $57.2 million in 2002, and an operating loss of $16.5 million in 2001. Operating income in 2003 included $7.4 million in restructuring charges, and operating income in 2002 included $40.4 million in restructuring charges. In 2001, our operating loss included restructuring charges of $48.8 million.

Our restructuring efforts were largely intended to reduce our operating expenses to offset our reduced revenue forecasts. We believe these efforts have been successful and have allowed us to offset decreases in revenue with corresponding decreases in our core operating expenses (defined for purposes of this explanation as cost of license fees, cost of services, sales and marketing, product development and engineering, and general and administrative).

In 2003, the decrease in our core operating expenses from 2002 was approximately 8 percent (principally offset by a 6 percent decline in our total revenues from 2002 to 2003). The improved operating income from 2002 to 2003 was primarily attributable to a $33.0 million decrease in restructuring expense and the absence of the $12.3 million charge relating to goodwill impairment.

In 2002, the decrease in our core operating expenses from 2001 was approximately 13 percent ((principally offset by an 11 percent decrease in our total revenues from 2001 to 2002). The improved operating income from 2001 to 2002 was primarily attributable to an $8.3 million reduction in restructuring expense and the absence in 2002 of both the $53.8 million in goodwill amortization (upon the adoption of SFAS 142) and an $18.5 million charge for the write-off of in-process research and development.

Other income (expense), net
(Dollars in millions)
	2003	Change	2002	Change	2001

Interest income	$11.2	(4%)	$11.7	(31%)	$17.0
Percentage of total revenues	1%		1%		2%
Interest expense and other, net	$2.5	4%	$2.4	300%	$0.6
Percentage of total revenues	*		*		*
Minority interest	*	*	*	*	*
Percentage of total revenues	*		*		*

*	Not meaningful

In 2003, interest income decreased 4 percent from 2002 (which had decreased 31 percent from 2001). Interest income consists primarily of interest earned on our investments. The decrease in interest income from 2001 to 2002, and from 2002 to 2003 is largely due to the decline in interest rate yields on our cash balances invested.

Interest expense and other, net, primarily includes: net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. Other income (expense), net for 2003 included a gain of approximately $3.2 million from cash collected on a note receivable previously reserved in connection with our sale of certain NEN Swiss subsidiaries. Other income (expense), net for 2002 included a gain of approximately $2.5 million that we realized on the initial sale of these Swiss subsidiaries.

Provision for income taxes
(Dollars in millions)
	2003	Change	2002	Change	2001

Provision for income taxes	$30.8	(8%)	$33.4	26%	$26.5

In 2003, a provision for income taxes was recorded at a rate of approximately 26 percent on operating income. Our effective tax rate differs from the statutory federal rate of 35 percent primarily due to three factors: the utilization of certain foreign tax credit carryover not previously recognized; the release of certain deferred tax liabilities which were made unnecessary when restructured certain earnings of a foreign subsidiary to allow for their repatriation free from withholding taxes which had been provided for with the deferred tax liability; and, the release of certain tax accruals upon the completion of various tax audits. Without the release of the deferred tax liability and the tax accruals, our effective tax rate for the year would have been approximately 32 percent.

In 2002, a provision for income taxes was recorded at a rate of approximately 47 percent on operating income before the cumulative effect of an accounting change. Our 2002 effective tax rate exceeded the statutory federal rate of 35 percent primarily due to non-deductible charges associated with the impairment loss on certain goodwill, and the impact of state taxes.

In 2001, income taxes of $26.5 million were recorded on pre-tax income of $1.0 million resulting largely from taxes on our international earnings. In 2001, we had significant pre-tax earnings in foreign jurisdictions and a significant pre-tax loss in the U.S. The 2001 U.S. pre-tax book loss primarily resulted from the non-deductible amortization or write-off of intangibles acquired in various acquisitions and our 2001 restructuring activity. The significant amount of non-tax deductible expenses (primarily the amortization or write off of intangibles acquired in the NEN acquisition) made our effective tax rate meaningless in 2001. See Note Eight to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

Cumulative effect of an accounting change to adopt SFAS 142
(Dollars in millions)
	2003	Change	2002	Change	2001

Cumulative effect of an accounting change to adopt SFAS 142	—	*	$132.5	*	—

*	Not meaningful

For a discussion of the cumulative effect of an accounting change to adopt SFAS 142, see Note One to Consolidated Financial Statements – Goodwill and Other Purchased Intangibles, Part II, Item 8, incorporated here by reference.

Net income (loss) per share
(Dollars and shares in millions)
	2003	Change	2002	Change	2001

Net income (loss)	$87.3	*	$(94.7)	271%	$(25.5)
Percentage of total revenues	11%		(11%)		(3%)
Basic:
Net income (loss) per share	$0.92	*	$(0.98)	263%	$(0.27)
Shares used in computing basic net income (loss) per share	94.8	(2%)	96.8	2%	94.6
Diluted:
Net income (loss) per share	$0.89	*	$(0.95)	252%	$(0.27)
Shares used in computing diluted net income (loss) per share	97.6	(2%)	99.6	5%	94.6

*	Not meaningful

In 2003, the increase in our net income was primarily related to the absence of any goodwill impairment loss as compared to the $132.5 million impairment loss recognized in 2002 as a cumulative effect of an accounting change (see Note One to Consolidated Financial Statements - Goodwill and Other Purchased Intangibles, Part II, Item 8, incorporated here by reference), and the factors discussed in “Operating Income,” above. The same impairment loss conversely contributed to the increase in our net loss from 2001 to 2002.

In 2003, the decrease in shares used for computing basic and diluted net income per share was primarily from shares we repurchased under our Stock Repurchase Program (described in “Liquidity and Capital Resources,” below). The decrease was partially offset by the exercise of employee stock options and the issuance of approximately 0.7 million shares of our Common Stock during the third quarter of 2003 to an unrelated third party in connection with an agreement for marketing services (see Note Seven to Consolidated Financial Statements – Issuance of Company Stock for Certain Services, Part II, Item 8, incorporated here by reference). In 2002, the share increases in all cases were attributable to the ongoing exercise of employee stock options and the effect of our shares issued in 2001 in connection with our acquisition of NEN (partially offset by our share repurchases).

Liquidity and capital resources
(Dollars in millions)
	2003	Change	2002	Change	2001

Working capital	$254.8	136%	$107.9	(1%)	$108.6
Cash, cash equivalents and cash Investments	$573.8	48%	$387.2	13%	$343.2
Net cash provided by operating activities	$202.1	23%	$164.3	76%	$93.1
Net cash used for investing activities	$178.7	62%	$110.1	381%	$22.9
Net cash provided by (used for) financing activities	$25.0	*	$(66.2)	(12%)	$(75.4)

*	Not meaningful

Net cash provided by operating activities increased 23 percent between 2002 and 2003. primarily due to a $40.7 million increase in net income before consideration of depreciation, amortization and an impairment loss. The increase also resulted from increased cash of $24.5 million associated with our improved collections within EMEA (offset somewhat by a reduction of accrued liabilities principally relating to certain restructuring related facilities obligations).

The increase from 2001 to 2002 in this category resulted primarily from lower operating expenses incurred in 2002 due to our 2002 and 2001 restructuring activities; the timing of payments made against other accrued restructuring related liabilities; and an increase in deferred revenues. Net cash used for investing activities increased 62 percent between 2002 and 2003 primarily due to net purchases of cash investments of $102.9 million in 2003 compared to $34.0 million in 2002. For further discussion of our investment portfolio, see “Interest Rate Risk,” below. The increase from 2001 to 2002 in this category was primarily due to $34.0 million of cash investment net purchases in 2002 compared to net dispositions of cash investments of $29.5 million in 2001. In addition, we gained net cash from business combinations (primarily NEN) of approximately $27.2 million during 2001 compared to $2.0 million of net cash used for acquisitions in 2002.

Beginning in 1998, our Board of Directors authorized the repurchase of our outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2003, aggregate amounts authorized under the Stock Repurchase Program totaled $400.0 million. During 2003, we repurchased 2.3 million shares at a cost of $30.9 million. In 2002, we repurchased 6.7 million shares at a cost of $89.8 million, and in 2001 we repurchased 6.4 million shares at a cost of $106.9 million. Approximately $19.2 million remained in the Stock Repurchase Program at December 31, 2003. For additional information regarding the Stock Repurchase Program, see Note Fifteen to Consolidated Financial Statements, Part II, Item 8.

Substantially all our financing activities from 2001 through 2003 related to purchases under the Stock Repurchase Program and the utilization of treasury stock issued upon exercise of stock options under certain of our employee stock plans. Net cash provided by financing activities was $25.0 million in 2003 compared to net cash used of $66.2 million during 2002. The decrease was primarily due to the fact that we repurchased fewer shares under the Stock Repurchase Program in 2003 compared to 2002. The average price of the shares repurchased under the Stock Repurchase Program during 2003 was $13.24, compared to $13.42 in 2002. Net cash used for financing activities decreased 12 percent between 2001 and 2002 primarily because less cash was used in the Stock Repurchase Program in 2002 compared to 2001. While more shares were repurchased in 2002 than in 2001, the average price of the shares repurchased under the Stock Repurchase Program during 2001 was $16.77.

We had no significant commitments for capital expenditures at December 31, 2003. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We currently have no outside debt.

We engage in global business operations and are therefore exposed to foreign currency fluctuations that can affect the overall value of the assets (including cash) and liabilities reflected on our balance sheet. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management – Foreign Exchange Risk,” below

Contractual Obligations

Our contractual obligations at December 31, 2003, are summarized as follows:

(Dollars in Millions)
Contractual Obligations	Payments Due by Period

		2004	2005-2006	2007-2008
	Total	Commitments	Commitments	Commitments	After 2008

Operating leases	$387.3	$47.9	$78.3	$68.9	$192.2
Third party royalties /Software license & maintenance commitments	12.6	9.8	2.8		—
Other Guarantees	16.0	4.0	8.0	4.0

Total commitments	$415.9	$61.7	$89.1	$72.9	$192.2

In 2002, we entered into a six-year arrangement with an unrelated third party software company requiring that company to develop and “port” certain of its products to run on the Sybase database platform. The parties agreed to jointly market and sell the ported products, and also agreed on prescribed annual minimum revenue targets during the term of the agreement. Under the terms of the agreement, and provided the other party performs its obligations, we could be obligated to pay up to $4.0 million per year to cover any revenue shortfall against the minimum revenue targets for years 2003 through 2007.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (Interpretation 46). Interpretation 46, which establishes accounting guidance for determining whether certain variable interest entities (VIEs) are required to be consolidated by their investors, sponsors or transferors. These rules are currently effective for any variable interest in VIEs created after January 31, 2003 (of which we have none) and will be effective for variable interests in VIEs created before January 31, 2003 in our quarter ending March 31, 2004. We do not expect the adoption of the effective provisions of Interpretation 46 to have any impact on our consolidated financial position or statement of operations. See Note One to Consolidated Financial Statements – Other Recent Accounting Pronouncements,” Part I, Item 8, incorporated here by reference.

Financial Risk Management

Foreign Exchange Risk

We experience foreign exchange translation exposure on our net assets denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses from translating these amounts into U.S. dollars for subsidiaries that conduct their business in non-U.S. currencies are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. As of December 31, 2003, we had identifiable net assets totaling $143.2 million associated with our EMEA operations and $60.6 million associated with our Intercontinental operations.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated sales and expenses in EMEA, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on our outstanding forward contracts as of December 31, 2003 was immaterial to our consolidated financial statements. The tables below provide information about our forward contracts as of December 31, 2003 and 2002.

(Amounts in thousands except exchange rates)

	US $ Notional	Average
Forward Contracts - As of December 31, 2003	amount	Contract rate

Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$7,157	0.7695
Euro	$17,732	1.2576
Singapore Dollars	$5,235	0.5882
Contracts for the purchase of US Dollars and sale of:
Swiss Franc	$1,613	1.2403
Contracts for the purchase of Euros and sale of:
Swedish Krona	$1,262	9.0769
Swiss Franc	$1,452	1.5598
UK Pound	$9,065	0.7080
Norwegian Krone	$1,603	8.4020

Total	$45,119

(Amounts in thousands except exchange rates)
	US $ Notional	Average
Forward Contracts – As of December 31, 2002	amount	Contract rate

Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$8,150	0.6318
Euro	8,920	1.0494
Singapore Dollars	2,766	0.5762
Contracts for purchase of US Dollars and sale of:
Swiss Franc	1,667	1.3801
Brazilian Real	2,849	0.2793
Contracts for purchase of Euros and sale of:
Swedish Krona	1,394	9.1177
Swiss Franc	1,741	1.4483
UK Pound	12,349	0.6550
Norwegian Krone	4,489	7.3487

Total	$44,325

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

We mitigate default risk by investing in only safe, high investment grade securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for our investment portfolio, since all investments are made in securities with fixed interest rates.

Future Operating Results

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed below and elsewhere in this Report on Form 10-K. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report including those regarding forward-looking statements described on Page 2.

Revenue Related Factors

In 2003, the decline in our license, consulting and education services revenues was offset by a variety of factors including an increase in technical support services revenues, our vigilant control over operating expenses, and the benefits realized from our restructuring activities (see “Overview,” above).

Although our technical support revenues have increased steadily over the past several years, we have begun to encounter increased pricing pressure from customers during technical support renewal negotiations. If this trend continues, or if customers cancel or delay renewal of their technical support contracts, our ability to maintain and grow this source of revenue could be adversely affected.

Our restructuring activities over the past several years and our management of operating expenses allowed us to double our operating margins from 2002 to 2003. However, we do not believe we can further reduce our current cost structure in any material respects without fundamentally changing elements of our current business. While we are confident in our ability to control our operating expenses going forward, our future operating margin expansion will need to be generated from increased top line revenues.

Despite the challenges created by such factors, we intend to continue controlling costs and pursuing our business strategies, including our recently announced Unwired Enterprise initiative which focuses on leveraging our lead in the expansion of enterprise level software to mobile and wireless solutions. We also intend to continue creating and maintaining successful strategic and global alliances with key partners (including Intel, Sun Microsystems, Apple Computer, Hewlett-Packard and SAP), to provide customers with optimal solutions based on our leading-edge technology and our partners’ capabilities in specific markets. If we are unable to achieve these goals, or if we are unable to overcome the challenges discussed elsewhere in this report, our ability to grow top line revenues will be significantly impaired. This, in turn, could adversely impact our results of operations, even if we continue to generate a profit and to maintain positive cash flows.

Increasingly complex revenue recognition rules for software companies directly affect our ability to measure revenue for any given accounting period. Such rules are subject to constant review and revision by various bodies tasked with establishing accounting standards. Therefore, modifications or new interpretations of existing accounting guidance governing revenue recognition in the software industry could have a material effect on our business.

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

Since we operate with little or no backlog, quarterly revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded approximately 50 to 70 percent of our quarterly revenues in the last month of each quarter, particularly during the final two weeks. During 2003, we experienced an overall increase in the volume of transactions for license revenues, but an overall decrease in the average dollar value of these deals. Therefore, although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending has resulted in fewer of these large customers making substantial investments in our products and services in any given quarter. Therefore, our inability to record or recognize one or more orders of $1.0 million or greater in the aggregate at the very end of a quarter could materially and adversely impact our results of operations. Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could impact operating results, causing an operating loss for that period.

In North America where approximately 59 percent of our total revenues were generated in 2003, we currently ship most of our products from our Dublin, California facility near the site of our corporate headquarters. Because we tend to record a high percentage of revenues during the last two weeks of each quarter, disruption of operations at that facility (e.g., due to natural calamity or systems failure) could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

Impairment of Goodwill and Other Purchased Intangibles

In 2002 we determined under SFAS 142 that the carrying value of FFI’s goodwill exceeded its implied value by $12.3 million. Consequently, we were required to recognize the impairment loss in the fourth quarter of 2002, which affected our reported earnings. If we are required to recognize additional impairment losses in the future, our results of operations could be materially and adversely affected. See “Critical Accounting Policies and Estimates – Impairment of Goodwill and Intangible Assets,” above, and Note One to Consolidated Financial Statements – Goodwill and Other Intangible Assets, Part II, Item 8, incorporated here by reference.

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

In addition to the above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002 (SOA) in July 2002, largely in response to a rash of financial scandals involving public companies such as Enron and WorldCom. The SOA provides for sweeping and unprecedented corporate reforms, focusing on public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas, and establishing harsher civil and criminal penalties for violation of U.S. securities laws. Certain provisions of the SOA became effective immediately, and others required the SEC and the national securities exchanges to enact rules and regulations to carry out the purposes of the act. Many of these new SEC-mandated rules and procedures (including rules requiring personal certification of a company’s SEC reports by the company’s chief executive officer and senior financial officers, accelerated filing of certain SEC reports, and changes in the role and functions of a company’s audit committee), became effective during the latter half of 2002 and during 2003. Many additional rules and regulations, including those enacted by the New York Stock Exchange where our Common Stock is traded are effective starting in 2004. We believe our corporate practices and standards meet or exceed the current rules and regulations currently in effect. However, new or additional rules that influence significant adjustments to our business practices and procedures could result in increased administrative costs, lengthened sales cycles and other changes that could adversely affect our results of operations.

In the last half of 2003, the Financial Accounting Standards Board (FASB) made several significant decisions regarding its ongoing project on accounting for stock-based compensation. We currently account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” However, it is expected that FASB will issue new rules sometime in the third quarter of 2004 requiring companies to expense employee stock options and other equity-based compensation at fair value beginning in January 2005. These rulings likely will affect the accounting for our current employee stock option and stock purchase plans, and could have an adverse effect on our accounting for compensation expenses if we are unable to modify our plans in an appropriate or timely manner.

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

During 2002 and early 2003, U.S. stock prices in general experienced a significant downturn, due in part to the collapse of “dot.com” stocks, continued war and political unrest in the Middle East and a struggling economic recovery in the U.S. Although our stock price stabilized and experienced a rebound in the latter half of 2003 compared to 2002 levels, our stock price may fluctuate in the future in response to a variety of factors including the progress of the U.S. economic recovery, our financial results, press and industry analyst reports, market acceptance of our products and pricing policies, activities of competitors, acquisitions of other businesses and technologies by Sybase and other events. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have categorically affected the market price for high technology companies, but which often have been unrelated to the operating performance of these companies.

Competition and Industry Consolidation

The IT industry and the market for our core database infrastructure products and services is becoming more competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and a slow economic recovery in the U.S. (see “Overview,” above). There is also a growing trend toward consolidations in the software industry (e.g., PeopleSoft, Inc.’s 2003 acquisition of J.D. Edwards, and IBM’s 2001 acquisition of the Informix database business). Continued consolidation within the software industry could result in the larger software companies (including IBM Corporation, Microsoft Corporation and Oracle Corporation) increasing their market share through the acquisition of smaller companies that, for example, dominate certain lucrative market niches or that have loyal installed customer bases. This could pose a significant competitive disadvantage to Sybase. Many of these companies may have greater financial, technical, sales and marketing resources, and a larger installed customer base than Sybase. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must be able to develop and promote new products and businesses, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in any of these areas, or other areas, could have a material adverse impact on our ability to generate new revenues.

Product Development

Increased widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter how we do business in the future. This could affect our ability to timely meet the demand for new or enhanced products and services at competitive prices, which could significantly impact our ability to generate future revenues.

Our acquisition of AvantGo in 2003 allows us to significantly enhance our iAS mobile, wireless and embedded solutions. We believe our focus on these solutions and services and our other strategies will enhance revenues and profitability. However, if the market does not continue to develop as anticipated, or if our solutions and services do not successfully compete in the relevant markets, we may not realize expected revenues and profitability.

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

Changes in Sales Model

Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. If we have misjudged demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, this could materially and adversely affect our business and prospects.

In January 2003, we reorganized our sales focus with the creation of the Infrastructure Platform Group (IPG), which focused on increasing market presence and revenue through solution partners (e.g., ISVs, VARs and OEMs) and delivery partners (e.g., SIs, distributors and resellers). In the process of this reorganization, we brought three of our former divisions (ESD, eBD and BID) under a single umbrella, and reduced the number of our business divisions from five to three. In May 2000, we announced the launch of iAS, which was formed to continue the business of our former, the MEC division in mobile and embedded e-Business products and services. In January 2000, we acquired HFN (now FFI) to increase our focus on the financial services market. eBD was created in the second quarter of 2001 when we acquired NEN, and consisted of certain operations of NEN along with certain products previously in the ESD segment and certain products previously in the former Internet Applications Division (IAD). In January 1999, we realigned our direct sales force, product teams and professional services capabilities into four divisions. This reorganization was intended to enhance overall revenues and profitability by providing increased focus on each of four key markets: Enterprise Solutions, Mobile and Embedded Computing, Internet Applications and Business Intelligence. Other organizational changes in our sales or divisional model, including certain changes that were instituted in February 2004, could have a direct affect on our results of operations depending on how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create.

International Operations

We continue to derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2003, revenues outside North America represented 41 percent of our total revenues. Because of this, global political unrest, acts of terrorism and continued unrest and war in the Middle East could have a material impact on our international revenues and operations.

As a global concern, we also face exposure to adverse movements in foreign currency exchange rates. For a discussion of risks associated with currency fluctuation, see “Financial Risk Management – Foreign Exchange Risk” above, incorporated here by reference.

Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions. For example, during 2003 we transferred ownership of AvantGo to iAS, de-registered our subsidiary in the Lao People’s Democratic Republic, and completed the dissolution of a former German subsidiary of NEN. The prior year, we centralized finance functions within specific geographic regions (rather than maintaining them on a country-by-country basis), closed a subsidiary in the Czech Republic, and dissolved NEN as well as several of its majority-owned and wholly owned subsidiaries. In February 2001, we acquired our distributor in Denmark and in September 2000, we acquired certain assets and assumed certain liabilities of our distributor in Mexico.

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

We have in the past, and currently continue to receive claims by third parties asserting that our products violate their patents or other proprietary rights. It is possible that such claims will be asserted in the future. In addition, to the extent we acquire other technologies, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. For example, a trademark infringement and dilution case filed in 1999 against NEN, which we acquired in April 2001, resulted in a multi-million dollar judgment against NEN and an injunction against NEN’s use of the trade name “NEON.” The action was settled in September 2001 for a lesser amount as well as certain other concessions. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company’s business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

Changes in Management; Human Resources

In recent years, we have added to our executive management team. For example, in January 2003, Thomas Volk joined the Company as Executive Vice President, Infrastructure Platform Group, and was recently named Executive Vice President, Worldwide Field Organization to replace Michael Bealmear who resigned the position in February 2004. At the same time, Steven M. Capelli was named Senior Vice President, Worldwide Partner Group, and Billy Ho, formerly Senior Vice President and General Manager of eBD, became Senior Vice President and General Manager, OEM Partner Sales. In June 2003, Pamela J. George resigned as Senior Vice President of Corporate Marketing, and was replaced by Marty Beard, who was named Senior Vice President, Corporate Development and Corporate Marketing. In July 2003, Eric L. Miles resigned as Senior Vice President, Business Intelligence Division. Richard Moore, who was named President of FFI in August 2002, joined the Company in July 2001 as Senior Vice President and General Manager of the v-Business Group. In October 2001, Billy Ho replaced George F. (Rick) Adam, former CEO of NEN, as Senior Vice President and General Manager of eBD. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. In February 2004, Jack E. Sum, a former partner of PricewaterhouseCoopers, became a Company director. Further changes in our Board membership could affect the Company’s current strategic plans or business vision.

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

Acquisitions and Strategic Relationships

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and formed certain strategic relationships, and will likely continue to do so in the future. For example, in February 2003 we completed our acquisition of

AvantGo, Inc., a leading provider of mobile enterprise software, which was merged into iAS at the end of 2003. In April 2002, we acquired all of the issued and outstanding stock of OnePage, Inc., a leading provider of technology and applications for building the information components - portlets - of corporate, consumer and wireless portals. During 2001, we acquired NEN, a developer of enterprise application integration software, as well as our distributor in Denmark. During 2000, we acquired certain assets of our distributor in Mexico, and the stock of Home Financial Network, Inc. (now FFI).

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

Report of Independent Auditors

The Board of Directors and Stockholders
Sybase, Inc.

We have audited the accompanying consolidated balance sheets of Sybase, Inc., as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the year ended December 31, 2003 listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note One and Note Four to the consolidated financial statements, in 2002 Sybase, Inc. changed its method of accounting for goodwill and other purchased intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 27, 2004, except for Note Fifteen
as to which the date is February 5, 2004

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$315,404	$231,267
Short-term cash investments	155,093	63,740

Total cash, cash equivalents and short-term cash investments	470,497	295,007
Restricted cash	4,747	5,653
Accounts receivable, less allowance for doubtful accounts of $13,645 (2002 - $10,307)	140,332	169,193
Deferred income taxes	12,739	20,097
Prepaid expenses and other current assets	16,167	14,669

Total current assets	644,482	504,619
Long-term cash investments	103,296	92,173
Restricted long-term cash investments	3,400	—
Property, equipment and improvements, net	67,462	70,402
Deferred income taxes	58,506	46,295
Capitalized software, net	58,947	62,266
Goodwill	140,875	136,826
Other purchased intangibles, less accumulated amortization of $63,485 (2002 – $46,227)	38,715	50,473
Other assets	35,673	29,695

Total assets	$1,151,356	$992,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,425	$13,085
Accrued compensation and related expenses	39,134	36,671
Accrued income taxes	33,677	34,023
Other accrued liabilities	94,611	112,468
Deferred revenue	206,881	200,458

Total current liabilities	389,728	396,705

Other liabilities	15,129	10,641
Minority interest	5,030	5,029
Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 98,525,464 shares outstanding (2002 – 105,337,362 shares issued and 94,660,056 shares outstanding)	105	105
Additional paid-in capital	933,657	929,064
Accumulated deficit	(126,385)	(189,936)
Accumulated other comprehensive income/(loss)	26,849	(8,673)
Cost of 6,811,898 shares of treasury stock (2002 – 10,677,306 shares)	(87,672)	(146,816)
Unearned stock compensation	(5,085)	(3,370)

Total stockholders’ equity	741,469	580,374

Total liabilities and stockholders’ equity	$1,151,356	$992,749

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)	For the years ended December 31,
	2003	2002	2001

Revenues:
License fees	$274,817	$325,916	$389,038
Services	503,245	503,945	538,885

Total revenues	778,062	829,861	927,923
Costs and expenses:
Cost of license fees	60,711	51,448	45,695
Cost of services	162,666	190,067	240,779
Sales and marketing	239,045	271,765	331,237
Product development and engineering	116,889	117,784	125,404
General and administrative	82,111	84,938	76,885
Amortization of goodwill	—	—	53,859
Amortization of other purchased intangibles	2,000	2,000	2,000
Goodwill impairment	—	12,300	—
In-process research and development	—	—	18,500
Stock compensation expense	2,882	1,937	1,334
Cost of restructuring	7,429	40,446	48,751

Total costs and expenses	673,733	772,685	944,444

Operating income (loss)	104,329	57,176	(16,521)
Interest income	11,229	11,674	16,952
Interest expense and other income, net	2,537	2,359	577
Minority interest	—	—	(30)

Income before income taxes and cumulative effect of an accounting change	118,095	71,209	978
Provision for income taxes	30,829	33,428	26,500

Income (loss) before cumulative effect of an accounting change	87,266	37,781	(25,522)
Cumulative effect of an accounting change to adopt SFAS 142	—	(132,450)	—

Net income (loss)	$87,266	$(94,669)	$(25,522)

Income (loss) per share before cumulative effect of an accounting change	$0.92	$0.39	$(0.27)
Cumulative effect of an accounting change	—	(1.37)	—

Basic net income (loss) per share	$0.92	$(0.98)	$(0.27)

Shares used in computing basic net income (loss) per share	94,833	96,844	94,592

Income (loss) per share before cumulative effect of an accounting change	$0.89	$0.38	$(0.27)
Cumulative effect of an accounting change	—	(1.33)	—

Diluted net income (loss) per share	$0.89	$(0.95)	$(0.27)

Shares used in computing diluted net income (loss) per share	97,582	99,584	94,592

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

	Three years ended December 31, 2003
	Common stock		Additional
	Outstanding	Par	paid-in	Accumulated
(Dollars and shares in thousands)	Shares	Value	capital	Deficit

Balances at January 1, 2001	87,656	$91	$582,972	$(6,940)
Common stock issued in connection with business combinations	14,567	14	336,124	—
Common stock issued and treasury Stock reissued under stock option And stock purchase plans	2,494	—	3	(27,143)
Treasury stock reissued under Restricted stock option plan	384		5,571	(9,118)
Acquisition of treasury stock	(6,376)	—	—	—
Amortization of unearned Stock compensation		—	—	—
Tax benefit of exercise of stock options	—	—	1,039	—

Subtotal	98,725	105	925,709	(43,201)
Net loss	—	—	—	(25,522)
Foreign currency translation adjustments	—	—	—	—
Unrealized gains/(losses) on Marketable securities	—	—	—	—
Comprehensive loss

Balances at December 31, 2001	98,725	105	925,709	(68,723)

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	2,633	—	—	(26,690)
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(6)		(95)	146
Acquisition of treasury stock	(6,692)	—	—	—
Amortization of unearned stock Compensation		—	—	—
Tax benefit of exercise of stock options	—	—	3,450	—

Subtotal	94,660	105	929,064	(95,267)
Net loss	—	—	—	(94,669)
Foreign currency translation adjustments	—	—	—	—
Unrealized gains/(losses) on Marketable securities	—	—	—	—
Comprehensive loss

Balances at December 31, 2002	94,660	105	929,064	(189,936)

Common stock issued and treasury Stock reissued under stock option, stock purchase plans and other	5,148	—	(3)	(20,054)
Treasury stock reissued under Restricted stock option plan	353		5,012	(5,915)
Treasury stock reissued for certain Services	721		—	1,720
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(24)		(416)	534
Acquisition of treasury stock	(2,333)	—	—	—
Amortization of unearned stock Compensation		—	—	—

Subtotal	98,525	105	933,657	(213,651)
Net income	—	—	—	87,266
Foreign currency translation adjustments	—	—	—	—
Unrealized gains/(losses) on Marketable securities	—	—	—	—
Comprehensive loss

Balances at December 31, 2003	98,525	$105	$933,657	$(126,385)

See accompanying notes.

Consolidated Statements of Cash Flows

(Dollars in thousands)	For the years ended December 31,
	2003	2002	2001

Cash and cash equivalents, beginning of year	$231,267	$222,793	$235,588
Cash flows from operating activities:
Net income (loss)	87,266	(94,669)	(25,522)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	84,885	81,342	136,482
Write-off of in-process research and development			18,500
Write-off of assets in restructuring	258	992	3,188
Minority interest in income (loss) of subsidiaries			30
Gain on disposal of assets	(435)	(3,004)	(962)
Goodwill impairment		144,750
Deferred income taxes	729	(4,771)	(1,563)
Tax benefit from exercise of stock options		3,451	1,039
Amortization of deferred stock-based compensation	2,882	1,937	1,334
Changes in assets and liabilities:
Accounts receivable	40,738	16,234	58,184
Other current assets	1,646	6,648	4,163
Accounts payable	(4,591)	32	(8,687)
Accrued compensation and related expenses	1,495	(7,472)	(19,794)
Accrued income taxes	6,598	4,555	(1,422)
Other accrued liabilities	(29,598)	1,359	(44,127)
Deferred revenues	5,622	7,940	(28,054)
Other liabilities	4,650	4,953	305

Net cash provided by operating activities	202,145	164,277	93,094
Cash flows from investing activities:
(Increase) Decrease in restricted cash	906	(2,227)	(3,426)
Purchases of available-for-sale cash investments	(325,725)	(234,754)	(119,745)
Maturities of available-for-sale cash investments	153,805	43,857	82,497
Sales of available-for-sale cash investments	69,064	156,916	66,768
Business combinations, net of cash acquired	(13,900)	(2,106)	27,166
Purchases of property, equipment and improvements	(35,325)	(40,476)	(38,985)
Proceeds from sale of fixed assets	159	1,068	568
Capitalized software development costs	(27,964)	(32,729)	(35,783)
(Increase) decrease in other assets	288	327	(1,971)

Net cash used for investing activities	(178,692)	(110,124)	(22,911)
Cash flows from financing activities:
Minority Interest	1	—	3,133
Net proceeds from the issuance of common stock and Reissuance of treasury stock	55,914	23,641	28,401
Purchases of treasury stock	(30,883)	(89,826)	(106,930)

Net cash provided by (used for) financing activities	25,032	(66,185)	(75,396)
Effect of exchange rate changes on cash	35,652	20,506	(7,582)

Net increase (decrease) in cash and cash equivalents	84,137	8,474	(12,795)
Cash and cash equivalents, end of year	315,404	231,267	222,793

Cash investments, end of year	258,389	155,913	120,367
Total cash, cash equivalents and cash investments, end of year	$573,793	$387,180	$343,160

Supplemental disclosures:
Interest paid	$62	$198	$276
Income taxes paid	$26,685	$31,693	$22,702

See accompanying notes.

Notes to Consolidated Financial Statements

Note One: Summary of Significant Accounting Policies

The Company

Sybase, Inc. (Sybase or the Company) enables the Unwired Enterprise for customers and partners by delivering enterprise and mobile software solutions for information management, development and integration. Sybase solutions integrate platforms, databases, and applications, and extend those applications to mobile workers through mobile and Wi-Fi technologies.

In 2003, the Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focused on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS) which provides mobile database mobile enterprise solutions; and Financial Fusion, Inc. (FFI) which delivers integrated banking, payment and trade messaging solutions to large financial institutions.
Principles of Consolidation

The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, stock-based compensation, litigation and other contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. The Company’s management has discussed these estimates with the Audit Committee of Sybase’s Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from its normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in the portfolio. Additional allowances might be required if deteriorating economic conditions or other factors affect Sybase customers’ ability to make timely payments.

Capitalized Software

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a working model or a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $214.7 million and $186.7 million, at December 31, 2003 and 2002, respectively, and related accumulated amortization was $155.8 million, and $124.5 million, respectively. Software amortization charges included in cost of license fees were $31.1 million, $24.0 million and $17.8 million for 2003, 2002 and 2001, respectively.

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

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use, “ are included in property, plant and equipment. Such amounts are amortized over a three-year period from the time they are placed in service.

Goodwill and Other Purchased Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets, “ (SFAS 142) on January 1, 2002. Under SFAS 142 goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. With the adoption of SFAS 142, the Company ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

In accordance with SFAS 142, the Company performed the first of the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. In performing the first step of this analysis, the Company first assigned its assets and liabilities, including existing goodwill and other intangible assets, to it’s identified reporting units to determine their carrying value. For this purpose, the Company’s reporting units equate to its business segments discussed in Note Ten below. Based on the analysis of an independent third party appraiser, the Company then estimated the fair value of each reporting unit utilizing various valuation techniques including discounted cash flow and comparative market analysis. Step one of this analysis was then completed by comparing the carrying value of each reporting unit to its fair value. This comparison indicated a possible goodwill impairment within the FFI and the then-existing eBD reporting units and necessitated step two of the analysis.

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

The Company conducted the annual impairment testing required by SFAS 142 as of December 31, 2003 and December 31, 2002. The 2003 analysis did not indicate an impairment for any of the Company’s reporting units. Therefore, no impairment loss was recognized for 2003.

Based on the 2002 analysis, Sybase recognized an impairment loss of $12.3 million on the goodwill associated with the FFI division. The 2002 impairment loss primarily resulted from a reduction in the Company’s estimates of future cash flows to be generated by the FFI reporting unit. After consideration of the impairment loss, the carrying value of the goodwill associated with the FFI division was $29.3 million.

In future years, a reduction of the Company’s estimated future economic benefits to be generated by certain reporting units could result in a further impairment loss associated with various intangible assets.

Other purchased intangible assets, which have generally resulted from business combinations accounted for as purchases (see Note Eleven below), are recorded at amortized cost. Amortization is computed using the straight-line method over periods of 3 to 10 years.

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

Foreign Currencies

The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. For foreign subsidiaries in countries with highly inflationary economies, the accounts are translated as if the U.S. dollar was the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates, and gains and losses from this translation process are credited or charged to the “accumulated other comprehensive loss” account included in stockholders’ equity. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations.

In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of inter-company balances between Sybase entities resulting from software license royalties and certain management, research, and administrative services. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, the UK pound and the Euro. These forward exchange contracts are recorded at fair value and the resulting gains or losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses on hedged balances. All foreign exchange contracts have a life of approximately 30 days and are marked to market at the end each reporting period with unrealized gains and losses included in other income.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Additional information regarding the Company’s deferred tax asset and associated valuation allowance is provided in Note Eight below.

Contingent change of control provisions

During the fourth quarter of 2003, FFI entered into a software license and support agreement with an end user customer containing certain change of control provisions that will be triggered if either party undergoes a full or partial change of control within five years from the contract date. For example, if an unrelated third party acquires all of the stock or assets of FFI so that Sybase can no longer include any portion of, or any material interest in, the results of FFI (or the acquiring entity) in its consolidated financial statements or its results of operations, the acquiring party will be required to pay the end user customer $10.0 million. Alternatively, if FFI undergoes a partial change of control resulting in Sybase or its affiliates holding less than 50 percent of the voting control of FFI or the acquiring entity, then the acquiring company (or Sybase) will be required to pay up to $1.5 million to the end user customer. Although the $10.0 million remains fixed, the $1.5 million declines to $0.5 million after two years and expires completely at the end of year five. As a result, $1.5 million in license fees have been deferred and such amounts will be recognized as revenue as the payment obligation decreases over the 5-year period.

obligations to FFI if there is a full or partial change of control of the end user customer within the next five years.

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

(Dollars in thousands, except per share data)	2003	2002	2001

As reported net income/(loss) – stock-based employee compensation determined using the intrinsic value method	$87,266	$(94,669)	$(25,522)
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	2,882	1,937	1,334
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(30,389)	(35,626)	(38,358)

Pro-forma net income/(loss) – stock-based employee compensation determined under the fair value method	$59,759	$(128,358)	$(62,546)
Basic net income/(loss) per share
As reported	$0.92	$(0.98)	$(0.27)
Pro forma	0.63	(1.33)	(0.66)
Diluted net income/(loss) per share
As reported	$0.89	$(0.95)	$(0.27)
Pro forma	0.61	(1.28)	(0.66)

The fair value employee compensation cost was determined using the Black-Scholes option pricing model. Additional information regarding the valuation of the stock options is provided in Note Seven below.

Net Income (Loss) Per Share

Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options, warrants and restricted stock using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share in 2001, as their inclusion would be anti-dilutive. Accordingly, the calculation of diluted net loss per share does not include the common stock equivalent effect (using the treasury stock method) of 2,787,807 shares of Common Stock that were granted under outstanding stock options at December 31, 2001.

The following shows the computation of basic and diluted net income (loss) per share at December 31:

(In thousands, except per share data)	2003	2002	2001

Net income (loss)	$87,266	$(94,669)	$(25,522)
Shares used in computing basic net income (loss) per share	94,833	96,844	94,592
Effect of dilutive securities - stock options	2,749	2,740	(a	)
Shares used in computing diluted net income (loss) per share	97,582	99,584	94,592
Basic net income (loss) per share	$0.92	$(0.98)	$(0.27)
Diluted net income (loss) per share	$0.89	$(0.95)	$(0.27	)(a)

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

Advertising

The Company’s advertising expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $10.9 million, $16.0 million and $20.8 million, respectively.

Other Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (Interpretation 46). Interpretation 46, which establishes accounting guidance for determining whether certain variable interest entities (VIEs) are required to be consolidated by their investors, sponsors or transferors. In general, variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. The new rules determine control, and the resulting need for consolidation, based on which holder bears the majority of the potential variability in losses and gains of the VIE being evaluated. These rules are currently effective for any variable interest in VIEs created after January 31, 2003 and will be effective for variable interests in VIEs created before January 31, 2003 in the Company’s quarter ending December 31, 2003. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company’s consolidated financial position or statement of operations.

Note Two: Financial Instruments

Cash, Cash Equivalents and Cash Investments

Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with original maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of the short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Cash investments consist principally of commercial paper, corporate bonds, U.S. Government bonds and taxable municipal bonds with maturities between 90 days and up to three years and are stated at amounts that approximate fair value, based on quoted market prices. No individual investment security equaled or exceeded two percent of total assets.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2003, the Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Unrealized gains and losses at December 31, 2003 were not significant. Realized gains and losses are determined on the specific identification method and are reflected in income.

At December 31, cash equivalents and amortized cost of investments in marketable securities and their approximate fair values are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	(Losses)	Value
December 31, 2003:
Cash and cash equivalents	$315,404	$—	$—	$315,404
Short-term corporate notes and bonds (maturities of one year or less)	140,185	149	(8)	140,326
Short-term government obligations (maturities of one year or less)	14,667	100	—	14,767
Long-term corporate notes and bonds (maturities over one year)	69,520	452	(37)	69,935
Long-term government obligations (maturities over one year)	33,274	87	—	33,361

	$573,050	$788	$(45)	$573,793

December 31, 2002:
Cash and cash equivalents	$231,267	$—	$—	$231,267
Short-term corporate notes and bonds (maturities of one year or less)	56,933	139	(3)	57,069
Short-term government obligations (maturities of one year or less)	6,569	102	—	6,671
Long-term corporate notes and bonds (maturities over one year)	52,948	1,022	(2)	53,968
Long-term government obligations (maturities over one year)	37,901	304	—	38,205

	$385,618	$1,567	$(5)	$387,180

Restricted Cash

At December 31, 2003, the Company had $ 8.1 million in restricted cash set aside for a guarantee against certain payroll and leases in the United Kingdom and in California.

Foreign Currency Forward Exchange Contracts

At December 31, 2003, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $1.6 million, and to exchange U.S. dollars and Euros into various foreign currencies in the amounts of $30.1 million and $13.4 million, respectively. At December 31, 2002, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars in the amounts of $4.5 million and to exchange U.S. dollars and Euros into various foreign currencies in the amounts of $19.8 million and $20.0 million, respectively. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 2003 or 2002. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income. One of two major U.S. multinational banks is counter party to all of these contracts during both 2003 and 2002.

Note Three: Property, Equipment and Improvements

			Estimated useful
(Dollars in thousands)	2003	2002	lives

Computer equipment and software	$310,719	$289,876	3 years
Furniture and fixtures	82,315	86,400	5 years
Leasehold improvements	55,402	51,470	Shorter of 5 years or lease term

	448,436	427,746
Less accumulated depreciation	(380,974)	(357,344)

Net property, equipment and improvements	$67,462	$70,402

Depreciation expense amounted to $34.9 million, $37.9 million and $39.8 million in 2003, 2002 and 2001, respectively.

Note Four: Goodwill and Other Purchased Intangibles

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	FFI	IAS	Total

Balance at January 1, 2002	$218,659	$85,865	$—	$304,524
Reduction in liabilities in purchase Accounting	(1,299)	—	—	(1,299)
Reduction for utilization of acquired tax assets	(19,307)	(5,319)	—	(24,626)
Additions	2,017		89	2,106
Foreign currency translation Adjustments	871	—		871
Impairment loss	—	(12,300)	—	(12,300)
Accounting change	(93,485)	(38,965)		(132,450)

Balance at December 31, 2002	107,456	29,281	89	136,826

Goodwill recorded on AvantGo acquisition	—	—	16,606	16,606
Reduction for utilization of acquired tax assets	(4,914)		(8,361)	(13,275)
Foreign currency translation Adjustments	718	—		718

Balance at December 31, 2003	$103,260	$29,281	$8,334	$140,875

The following table reflects intangible assets subject to amortization as of December 31, 2003 and December 31, 2002:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/31/03	12/31/03	12/31/03	12/31/02	12/31/02	12/31/02

Purchased technology	$79,100	$(55,596)	$23,504	$76,700	$(40,338)	$36,362
AvantGo trade names	3,100	—	3,100	—	—	—
Customer lists	20,000	(7,889)	12,111	20,000	(5,889)	14,111

Totals	$102,200	$(63,485)	$38,715	$96,700	$(46,227)	$50,473

Purchased technology is generally amortized over a period of 4 to 7 years; covenant not to compete is generally amortized over a period of 7 years; customer lists are generally amortized over a period of 10 years.

Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (dollars in thousands):

2004	$17,325
2005	8,746
2006	2,567
2007	2,400
2008	2,400

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented:

	For the years ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001

Reported income (loss) before cumulative effect of an accounting change	$87,266	$37,781	$(25,522)
Add back goodwill (including assembled workforce) amortization, net of tax	—	—	53,859

Adjusted income before cumulative effect of an accounting change	$87,266	$37,781	$28,337

Adjusted basic net income (loss) per share:
Reported basic income (loss) per share before cumulative effect of an accounting change	$0.92	$0.39	$(0.27)
Add back goodwill (including assembled workforce) amortization, net of tax	—	—	0.57

Adjusted basic income per share before cumulative effect of an accounting change	$0.92	$0.39	$0.30
Adjusted diluted net income (loss) per share:
Reported diluted income (loss) per share before cumulative effect of an accounting change	$0.89	$0.38	$(0.26)
Add back goodwill amortization, net of tax	—	—	0.55

Adjusted diluted income per share before cumulative effect of an accounting change	$0.89	$0.38	$0.29

Note Five: Other Assets

Other assets consist of the following (in thousands):

	2003	2002

Deposits	$23,663	$23,167
Other	12,010	6,528

	$35,673	$29,695

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

Future minimum lease payments under noncancellable operating leases having initial terms in excess of one year as of December 31, 2003 (including those provided for in the Company’s restructuring accrual) are as follows (dollars in thousands):

2004	$47,881
2005	40,303
2006	38,033
2007	35,898
2008	32,982
Thereafter	192,212

Total minimum lease payments*	$387,309

*  Minimum payments have not been reduced by minimum sublease rentals of $16.6 million due in the future under non-cancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases:

	Year ending December 31,

	2003	2002	2001

Minimum rentals	$51,064	$50,369	$39,382
Less: sublease rentals	3,570	5,708	3,789

	$47,494	$44,661	$35,593

At December 31, 2003, the Company had outstanding letters of credit in the amount of $9.5 million.

In 2002, the Company entered into a six-year arrangement with an unrelated third party software company requiring that company to develop and “port” certain of its products to run on the Sybase database platform. The parties agreed to jointly market and sell the ported products, and also agreed on prescribed annual minimum revenue targets during the term of the agreement. Under the terms of the agreement, and provided the other party performs its obligations, Sybase could be obligated to pay up to $4.0 million per year to cover any revenue shortfall against the minimum revenue targets for years 2003 and 2007.

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

Restricted Stock Grants

During the year ended December 31, 2003, the Company issued rights to purchase an aggregate of 358,000 shares of its Common Stock as restricted stock under the 1996 Stock Plan to certain senior executives at a price of $0.10 per share. Rights totaling 353,500 shares were timely exercised, and the restricted shares were issued. During the year ended December 31, 2001, the Company issued rights to purchase an aggregate of 383,667 shares of its Common Stock as restricted stock under the 1996 Stock Plan to certain senior executives at a price of $0.10 per share. The restricted shares are subject to repurchase by the Company over a period of three or four years from the date of grant (Repurchase Period), depending on the terms of the particular grant.

The Company has amortized the difference between the fair market value of the underlying shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares, pro rata over the term of the applicable Repurchase Period. The Company’s right to repurchase is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time before the relevant Repurchase Period has expired. At December 31, 2003, 347,500 restricted shares issued in 2003, and 359,500 restricted shares issued in 2001, were still outstanding and subject to repurchase during the Repurchase Period.

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

Stock Option Plans

Pursuant to the terms of the Company’s 1988 Stock Plan (1988 Stock Plan), an aggregate of 17,930,480 shares of Common Stock have been issued or reserved for issuance at December 31, 2003 upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 1988 Stock Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory options granted under the 1988 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Only employees are eligible to receive non-statutory option grants. Options granted prior to January 1, 1997 expire ten years from the grant date, or one month after termination of employment, or six months after death or permanent disability of the optionee. Options granted subsequent to January 1, 1997 expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability of the optionee. Options in all of these cases are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. The 1988 Stock Plan expired in June 1998, in accordance with its terms. As of that time, no further options were granted under the 1988 Stock Plan, but optionees are able to exercise their vested options before those options expire. All unexercised options are cancelled upon expiration. As of December 31, 2003, there were 1,928,440 unexercised options outstanding under the 1988 Stock Plan.

Pursuant to the Company’s 1996 Stock Plan (1996 Stock Plan), at December 31, 2003, an aggregate of 16,727,000 shares of Common Stock have been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory stock options granted under the 1996 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options generally expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months.

Pursuant to the 1999 Nonstatutory Stock Plan (1999 Stock Plan), at December 31, 2003, an aggregate of 7,000,000 shares of Common Stock have been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. Employees (i) who are officers of the Company within the meaning of Section 16 of the Exchange Act, or (ii) who hold the title of vice president or above, are not eligible to receive options under the 1999 Stock Plan. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price of all stock options granted under the 1999 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options expire on terms set forth in the grant notice (generally with 10 years from the grant date), or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.

Pursuant to the 2003 Stock Plan (2003 Stock Plan) at December 31, 2003, an aggregate of 2,500,000 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. As of that date, no stock options had been issued under the 2003 Plan. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price of all stock options granted under the 2003 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options expire on terms set forth in the grant notice (generally with 10 years from the grant date), or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.

An aggregate of 700,000 shares of Common Stock have been issued or reserved for issuance under the 1992 Director Option Plan, as amended (the 1992 Director Plan), as of December 31, 2003. All options under the 1992 Director Plan are non-statutory, and may be granted only to non-employee directors. The exercise price of all options granted under the 1992 Director Plan must be the fair market value of the shares at the date of grant. Options expire ten years from the date of grant and vest ratably over four years from the grant date. The 1992 Director Plan expired in February 2002, and no further options are available for grant under the 1992 Director Plan, but optionees are able to exercise their vested options before those options expire.

An aggregate of 300,000 shares of Common Stock has been issued or reserved for issuance under the 2001 Director Option Plan (the 2001 Director Plan) as of December 31, 2003.  All options under the 2001 Director Plan are non-statutory. All grants of options under the 2001 Director Plan are automatic and non-discretionary and may be granted only to non-employee directors. The exercise price of all options granted under the 2001 Director Plan must be the fair market value of the shares at the date of grant. Options expire ten years from the date of grant and vest ratably over four years from the grant date.

Price data and activity for the Company’s option plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share

Balance at December 31, 2000	15,387,165	$14.16
Granted	11,268,170	16.40
Exercised	(1,782,592)	9.32
Forfeited	(3,112,298)	23.82

Balance at December 31, 2001	21,760,445	$14.32
Granted	2,950,161	11.26
Exercised	(1,604,503)	9.01
Forfeited	(1,779,379)	17.09

Balance at December 31, 2002	21,326,724	$14.09
Granted	3,021,750	12.94
Exercised	(4,402,181)	10.69
Forfeited	(1,925,615)	17.16

Balance at December 31, 2003	18,020,678	$14.40

The total number of shares granted in 2001 includes 2,764,136 options assumed by the Company due to its acquisition of NEN. At December 31, 2003, options to purchase 11,440,790 shares were exercisable at prices ranging from $0.10 to $148.27. Shares available for grant totaled 3,012,093 at December 31, 2003. The above totals include the restricted shares issued under the 1996 Stock Plan.

The income tax benefits that accrue to the Company from exercises of nonqualified stock options and disqualifying dispositions of incentive stock options are recorded as additional paid-in capital.

The following table summarizes information about the Company’s fixed stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price

$0.10 to $9.93	3,886,388	6.64	$7.08	2,148,327	$8.12
$10.10 to $10.81	3,893,882	6.92	$10.36	3,051,989	$10.43
$11.05 to $15.18	3,301,249	8.70	$14.14	700,339	$13.86
$15.25 to $19.75	3,235,836	6.63	$17.45	2,479,425	$17.60
$20.12 to $25.06	3,391,416	6.61	$23.18	2,782,909	$23.16
$26.63 to $148.27	311,907	4.68	$31.63	277,801	$31.30

$0.10 to $148.27	18,020,678	7.04	$14.40	11,440,790	$15.36

FFI Stock Option Plans

In February of 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). At December 31, 2003, an aggregate of 7,088,870 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, a majority owned subsidiary of the Company, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2000 FFI Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 2000 FFI Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory stock options granted under the 2000 FFI Plan must be at least 85% of the fair market value of the common stock on the date granted. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI’s Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. Options expire over ten years from the grant date, three months after termination of employment, two years after death or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. Optionees holding unexpired options are able to exercise such options before those options expire. At that time, any unexercised options expire and are cancelled. As of December 31, 2003, there were 3,462,740 unexercised options outstanding under the 2000 Plan.

In March 2001, FFI established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2003, an aggregate of 6,175,360 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. The exercise price per share of all incentive stock options granted under the 2001 FFI Plan must be at least equal to the fair market value of the shares at the date of the grant. The exercise price of all non-statutory stock options granted under the 2001 FFI Plan must be at least 85% of the fair market value of the common stock on the date granted. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI’s Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued during 2003 were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the FFI Plan are summarized as follows:

		Weighted average
	Outstanding options	Exercise price
	number of shares	per share

Balance at December 31, 2000	11,709,774	$5.00
Granted	1,600,484	$5.00
Forfeited	(4,985,775)	5.00

Balance at December 31, 2001	8,324,483	$5.00
Granted	841,900	$5.00
Forfeited	(3,387,344)	5.00

Balance at December 31, 2002	5,779,039	$5.00
Granted	3,581,000	$0.83
Forfeited	(627,983)	4.67

Balance at December 31, 2003	8,732,056	$3.32

The following table summarizes information about the FFI fixed stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price

$0.75	1,371,000	9.08	$0.75	309,986	$0.75
$0.78	2,098,500	9.62	$0.78	237,691	$0.78
$5.00	5,262,556	6.85	$5.00	4,119,852	$5.00

$0.75 to $5.00	8,732,056	7.86	$3.32	4,667,529	$4.50

iAS Stock Option Plan

In March 2001, iAS established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 11,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS’s Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. The exercise price of all stock options granted under the iAS Plan must be at least 85% of the fair market value of the common stock on the date granted. Because iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS’s Board of Directors and supported by a valuation prepared by the Company. All options issued during 2003 were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the iAS Plan are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share

Granted	8,397,875	$2.51
Forfeited	(89,000)	2.51

Balance at December 31, 2001	8,308,875	$2.51
Granted	1,432,149	$2.51
Forfeited	(214,866)	2.51

Balance at December 31, 2002	9,526,158	$2.51
Granted	1,306,000	$2.51
Forfeited	(201,572)	2.51

Balance at December 31, 2003	10,630,586	$2.51

At December 31, 2003 there were 5,425,771 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2003 was 7.9 years.

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

As of December 31, 2003, an aggregate of 11,800,000 shares of Common Stock had been reserved under the ESPP, of which 900,230 shares remained available for issuance. Employees purchased 740,312 shares in 2003, 807,295 shares in 2002, and 710,312 shares in 2001.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock option plans			Purchase plans
	2003	2002	2001	2003	2002	2001

Expected volatility	64.54%	67.65%	72.08%	64.41%	67.65%	72.08%
Risk-free interest rates	2.56%	3.46%	4.32%	1.29%	1.82%	3.41%
Expected lives (years)	4.25	4.25	4.25	.50	.50	.50
Expected dividend yield	—	—	—	—	—	—

The weighted average grant date fair value of options (excluding FFI and iAS options) granted in 2003, 2002 and 2001 was $8.40, $6.18, and $7.38 per share, respectively. The weighted average grant date fair value of the FFI options granted in 2003, 2002 and 2001 was $0.43, $2.75, and $2.92 per share, respectively. The weighted-average grant-date fair value of the iAS options granted in 2003, 2002 and 2001 was $1.31, $1.38, and $1.46 per share, respectively.

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

The following is a geographical breakdown of consolidated income (loss) before the cumulative effect of an accounting change, and income taxes (including intercompany royalties and expenses) by income tax jurisdiction (dollars in thousands):

	2003	2002	2001

United States	$11,778	$(8,958)	$(81,180)
Foreign	106,317	80,167	82,158

Total	$118,095	$71,209	$978

The provisions (credits) for income taxes consist of the following (dollars in thousands):

	2003	2002	2001

Federal
Current	$6,760	$29,464	$1,166
Deferred	(3,964)	(20,237)	(613)

	2,796	9,227	553
State
Current	212	1,406	987
Deferred	2,401	740	(728)

	2,613	2,146	259
Foreign
Current	25,645	23,748	25,921
Deferred	(225)	(1,693)	(233)

	25,420	22,055	25,688

Total	$30,829	$33,428	$26,500

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

	2003	2002	2001

Tax (credit) at U.S. statutory rate	$41,333	$24,923	$344
State tax, net of federal benefit	2,613	2,146	259
Effect of foreign operations	(2,862)	(505)	(295)
Amortization/impairment of intangible assets	928	5,339	25,025
Research and development tax credits	(500)	(500)	(500)
Utilization of foreign tax credit carryforwards	(6,592)	(1,153)	—
Release of deferred tax liability associated with certain foreign earnings	(3,990)
Release of tax accruals following the completion of certain audits	(2,500)
Other	2,399	3,178	1,667

Total	$30,829	$33,428	$26,500

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s net deferred tax assets were as follows at December 31 (dollars in thousands):

	2003	2002

Depreciation	$7,793	$7,566
Deferred revenue	5,974	2,604
Accrued expenses	21,560	25,957
Allowance for doubtful accounts	1,819	251
Capitalized R&D expenses	31,761	24,711
Purchased software	625	1,211
Net operating loss carryovers and tax credits Carryforwards	70,447	68,187
Intangible assets	5,182	7,789
Capital loss carryforward	14,204	3,647
Other assets	817	4,458

Gross deferred tax asset	160,182	146,381
Unremitted foreign earnings	(8,468)	(19,489)
Acquired Intangibles	(7,109)	(11,152)
Other liabilities	(1,659)	(861)

Gross deferred tax liability	(17,236)	(31,502)
Total before valuation allowance	142,946	114,879
Valuation allowance	(71,701)	(48,488)

Net deferred tax assets	$71,245	$66,391
Recorded as:
Current deferred tax assets	$12,739	$20,097
Noncurrent deferred tax assets	58,506	46,295

	$71,245	$66,392

The valuation allowance increased by $23.2 million in 2003. This valuation allowance primarily relates to the deferred tax assets for acquired net operating losses, capital loss carryforwards, tax assets associated with stock option activity, and foreign tax credits. The movement was primarily related to the following items:

(Dollars in millions)
Deferred tax asset acquired during the year on AvantGo net operating losses not recognized	$10.2
Adjustment to capital loss generated from sale of certain subsidiaries and investments	10.5
Tax benefit associated with stock option activity	12.1
Utilization of NEN and AvantGo net operating losses credited to goodwill	(4.1)
Utilization of certain tax credits	(5.5)

$23.2

Approximately $51.4 million of the valuation allowance relates to deferred tax assets associated with net operating losses, research and development tax credits and capital losses acquired in, or attributable to, the NEN and AvantGo acquisitions. If the associated deferred tax assets are realized, the benefit from their realization will reduce goodwill carried on the Company’s books associated with these acquisitions rather than future income tax expense. The valuation allowance also includes approximately $12.1 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity.

As of December 31, 2003, the Company had research and development tax credits of $16.5 million, which expire in years from 2005 through 2023, foreign tax credits of $3.0 million expiring in 2004, and an asset of $38.2 million associated with certain net operating losses which expire in the years from 2006 through 2023.Realization of the Company’s net deferred tax assets is dependent on its ability to generate approximately $215.8 million of future taxable income, largely in the U.S. Sybase believes that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made. No provision has been made for income taxes and foreign withholding taxes on approximately $76 million of undistributed earnings from non-US operations as of December 31, 2003 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $16.9 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.

The Internal Revenue Service (“IRS”) has examined the Company’s income tax returns for all years through 2000. During the year, the IRS audit of the Company’s tax returns for the years 1998 through 2000 was completed. As a result the Company released tax accruals of approximately $2.5 million. The Company believes that it has provided adequate accruals for all open tax years.

Note Nine: Retirement Plan

The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. Starting in 2002, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $1,000. In 2003, 2002 and 2001, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $3,000 of salary contributed by the employee, with a maximum employer match of $1,500 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2003, 2002 or 2001.

Note Ten: Segment and Geographical Information

During 2003, the Company was organized into three separate business segments each of which focused on one of three key market segments — Infrastructure Platform Group (IPG), iAnywhere Solutions, Inc. (iAS) and Financial Fusion, Inc. (FFI).

During 2003, the Company was organized into three separate business segments each of which focused on one of three key market segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions.

The Company created IPG as of January 1, 2003. This segment includes the former operations of the Company’s Enterprise Solutions Division (ESD), e-Business Division (eBD), and Business Intelligence Division (BID), which were disclosed as separate reportable segments prior to January 1, 2003. IPG was formed to focus on integrating and providing synergies between the Company’s application infrastructure products and solutions with an emphasis on delivering technologically advanced, open and modular technology and solutions.

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

Sybase’s chief operating decision maker, is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net, the provision for income taxes, and the cumulative effect of an accounting change are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment. In accordance with SFAS 146 the Company has allocated the costs associated with 2003 restructuring activities to each reportable segment. Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, restructuring related expenses and reversals associated with restructuring activities undertaken before 2003 are not included in segment level operating results but instead included in the total for unallocated cost savings.

A summary of the segment financial information reported to the CEO for the year ended December 31, 2003 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total

Revenues:
License fees
Enterprise	$155,182	$763	$—	—	$155,945
E-Business	39,144	—	—	—	39,144
Mobile and Embedded	26,049	33,807	—	—	59,856
E-Finance	1,527	—	2,622	—	4,149
Datawarehouse	15,723	—	—	—	15,723

Subtotal license fees	237,625	34,570	2,622	—	274,817
Intersegment license fees revenues	86	21,778	1,271	(23,135)	—

Total license fees	237,711	56,348	3,893	(23,135)	274,817
Services	481,004	10,212	12,029	—	503,245
Intersegment service revenues	11	25,691	4,711	(30,413)	—

Total services	481,015	35,903	16,740	(30,413)	503,245

Total revenues	718,726	92,251	20,633	(53,548)	778,062
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	616,447	72,362	24,892	(53,548)	660,153

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	102,279	19,889	(4,259)	—	117,909
Amortization of other purchased intangibles	—	—	2,000	—	2,000
Amortization of purchased technology	11,679	333	3,245	—	15,257

Operating income (loss) before unallocated costs and cost of restructure	90,600	19,556	(9,504)	—	100,652
Cost of restructure – 2003 Activity	9,199	341	13	—	9,553

Operating income (loss) before unallocated costs	81,401	19,215	(9,517)	—	91,099
Unallocated cost savings					(13,230)

Operating income					104,329
Interest income, interest expense and other, net					13,766

Income before income taxes					$118,095

A summary of the segment financial information reported to the CEO for the year ended December 31, 2002 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total

Revenues:
License fees
Enterprise	$164,622	$(14)	$—	—	$164,608
E-Business	74,056	4	98	—	74,158
Mobile and Embedded	32,281	30,375	—	—	62,656
E-Finance	2,680	—	5,134	—	7,814
Datawarehouse	16,680	—	—	—	16,680

Subtotal license fees	290,319	30,365	5,232	—	325,916
Intersegment license fees revenues	168	26,884	2,239	(29,291)	—

Total license fees	290,487	57,249	7,471	(29,291)	325,916
Services	485,396	2,844	15,705	—	503,945
Intersegment service revenues	88	18,971	3,551	(22,610)	—

Total services	485,484	21,815	19,256	(22,610)	503,945

Total revenues	775,971	79,064	26,727	(51,901)	829,861
Total allocated costs and expenses before amortization of customer lists and purchased technology and goodwill impairment	677,560	56,952	28,010	(51,901)	710,621

Operating income (loss) before amortization of customer lists and purchased technology and goodwill impairment	98,411	22,112	(1,283)	—	119,240
Amortization of other purchased intangibles	—	—	2,000	—	2,000
Amortization of purchased technology	11,679	—	3,245	—	14,924
Goodwill impairment	—	—	12,300	—	12,300

Operating income (loss) before unallocated costs	86,732	22,112	(18,828)	—	90,016
Unallocated cost					32,840

Operating income					57,176
Interest income, interest expense and other, net					14,033

Income before income taxes and cumulative effect of an accounting change					$71,209

A summary of the segment financial information reported to the CEO for the year ended December 31, 2001 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total

Revenues:
License fees	$222,660	$441	$—	—	$223,101
Enterprise
E-Business	54,093	2	—	—	54,095
Mobile and Embedded	39,285	41,072	—	—	80,357
E-Finance	5,397	—	6,241	—	11,638
Datawarehouse	19,847	—	—	—	19,847

Subtotal license fees	341,282	41,515	6,241	—	389,038
Intersegment license fees revenues	86	32,807	4,396	(37,289)	—

Total license fees	341,368	74,322	10,637	(37,289)	389,038
Services	521,362	2,154	15,369	—	538,885
Intersegment service revenues	40	12,946	2,099	(15,085)	—

Total services	521,402	15,100	17,468	(15,085)	538,885

Total revenues	862,770	89,422	28,105	(52,374)	927,923
Total allocated costs and expenses before amortization of goodwill and other purchased intangibles, amortization of purchased technology, and write-off of in-process research and development	763,464	61,891	49,574	(52,374)	822,555

Operating income (loss) before amortization of goodwill and other purchased intangibles, amortization of purchased technology, and write-off of in-process research and development	99,306	27,531	(21,469)	—	105,368
Amortization of goodwill and other purchased intangibles	36,831	41	18,987	—	55,859
Amortization of purchased technology	9,103	—	3,000	—	12,103
Write-off of in-process research and development	18,500	—	—	—	18,500

Operating income (loss) before unallocated costs	34,872	27,490	(43,456)	—	18,906
Unallocated cost					35,427

Operating loss					(16,521)
Interest income, interest expense and other, net					17,529
Minority interest					(30)

Income before income taxes					$978

(1)	Certain previously reported amounts have been reclassified to conform to current period presentation format.

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

	2003	2002	2001

Revenues:
Unaffiliated customers:
United States	$425,834	$465,601	$504,632
Europe	212,774	213,543	251,570
Other	139,454	150,717	171,721

Total	$778,062	$829,861	$927,923

Long-lived assets, net:
United States	$483,014	$461,300	$590,040
Europe	12,483	14,633	16,356
Other	11,377	12,197	12,467

Total	$506,874	$488,130	$618,863

Note Eleven: Business Combinations

On December 20, 2002, Sybase agreed to acquire all the outstanding capital stock of AvantGo, Inc. (AvantGo) a publicly traded provider of mobile enterprise software, for approximately $40.5 million in cash including $1.4 million in merger-related transaction expenses. On February 25, 2003, the AvantGo shareholders approved the transaction. As a result of the acquisition, Sybase expects to strengthen its position in the mobile middleware market and provide a more complete m-Business platform to its customers. The results of AvantGo are included in the Company’s iAS reporting segment from February 25, 2003 onward. The excess of the purchase price over the fair value of the net assets acquired was approximately $13.8 million.

Based on an independent valuation prepared using estimates and assumptions provided by the Company, the total purchase price of approximately $40.5 million was allocated as follows:

(In millions)

Cash and cash equivalents	$26.5
Accounts receivable, net	1.9
Current deferred tax asset	4.6
Other current assets	0.1
Restricted long-term cash investments	3.4
Property, equipment and improvements	3.9
Deferred tax asset	2.8
Developed technology	2.4
Trade name	3.1
Goodwill	8.3
Other assets	0.6
Accounts payable	(0.7)
Other current liabilities	(1.0)
Deferred revenue	(0.8)
Accrued restructuring	(14.1)
Other long-term liabilities	(0.5)

$40.5

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

			Accrued
	Accrued		liabilities
	Liabilities	Amounts	at
(Dollars in millions)	Assumed	Paid	12/31/03

Lease cancellations and commitments	4.3	1.0	3.3

	$4.3	$1.0	$3.3

The following unaudited pro forma financial information presents the combined results of operations of Sybase and AvantGo as if the acquisition of AvantGo had occurred as of the beginning of 2003 and 2002, respectively. The pro forma financial information gives effect to certain adjustments, including the amortization of developed technology and the elimination of AvantGo’s amortization of stock-based compensation. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

	Twelve	Twelve
	Months	Months
	Ended	Ended
(In thousands, except per share data)	12/31/03	12/31/02

Revenue	$780,078	$849,735
Income before the cumulative effect of an accounting change	73,461	19,045
Net income (loss)	$73,461	$(113,405)
Income per share before cumulative effect of an accounting change	$0.77	$0.20
Cumulative effect of an accounting change	—	(1.37)

Basic net income (loss) per share	$0.77	$(1.17)

Income per share before cumulative effect of an accounting change	$0.75	$0.19
Cumulative effect of an accounting change	—	(1.33)

Diluted net income (loss) per share	$0.75	$(1.14)

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

Note Twelve: Litigation

Sybase is a party to various legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of those matters is not expected to have a material adverse effect on our consolidated financial position or results of operations. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at December 31, 2003.

Note Thirteen: Restructuring Costs

2003 Restructuring Activities

During the first quarter of 2003, Sybase’s license fees revenues were well below the Company’s expectations. Given this lower than expected revenue the Company reduced its projections regarding revenues for the remainder of the year and began to identify means of reducing its cost structure to produce earnings in line with its revised plan amounts. After this review, and in order to reduce its fixed quarterly cost structure, the Company embarked on a Restructuring Plan (2003 Plan) aimed at reducing its annual payroll and facilities related expenses by approximately $16.0 million. These activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. It is anticipated that the total costs, once the restructuring activities prescribed under the 2003 Plan are fully completed, will be $10.8 million. In general, these expenses will be incurred over a 12-month period although certain expenses may extend beyond this twelve-month time frame depending upon when the costs associated with the sublease of certain facilities are incurred. In accordance with SFAS No. 146, the Company has recorded approximately $9.6 million to restructuring charges during 2003 as follows:

		Segment

	Cash/			Consolidated
(Dollars in millions)	Non-Cash	IPG	iAS	Total

Employee termination costs	Cash	$7.2	$0.3	$7.5
	Cash/
Lease cancellations and commitments	Non-cash	2.1	—	2.1

		$9.3	$0.3	$9.6

Termination payments to employees and other related costs

During 2003, the Company recorded restructuring charges of $7.5 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 240 Sybase employees. The employees terminated crossed largely all employee levels, business functions, operating units and geographic regions.

Severance payments and termination benefits were accrued and charged to restructuring costs in the period that the amounts were determined and communicated to the affected employees, provided the employee was not to render services to the Company beyond a minimum retention period. In such a case, the severance amounts were expensed over the retention period.

As part of the 2003 Plan, the Company expects to incur restructuring charges in addition to the amounts disclosed above of approximately $0.7 million for severance payments, termination benefits and related expenses associated with: (i) certain legal contingencies in connection with certain individuals outside the US who have not yet agreed to their severance package and as such will be subject to legal proceedings; and (ii) certain benefits potentially due to certain individuals terminated that have not been incurred. The balance of the restructuring charge will be included in future results of operations in the quarter such expenses are actually incurred.

Lease cancellations and commitments

As part of the termination of employees referred to above, and in connection with further streamlining the Company’s infrastructure to align its expenses with decreased growth projections, the Company identified a variety of Sybase facilities for closure or consolidation.

During 2003, Sybase recorded restructuring charges of $2.1 million for facilities vacated by the Company, including properties located in Pennsylvania, Denmark, France, Germany, Netherlands, Sweden, Norway, and Thailand.

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

The following table summarizes the activity related to the 2003 Plan.

			Accrued
		Amounts	liabilities
	Total	Paid or	at
(Dollars in millions)	Charges	written off	12/31/03

Termination payments to employees and other related costs	$7.5	$6.9	$0.6
Lease cancellations and commitments	2.1	1.4	0.7

	$9.6	$8.3	$1.3

The remaining restructuring accrual primarily relates to certain lease costs the Company is contractually required to pay on certain closed facilities, net of estimated associated sublease amounts, and certain remaining termination benefits payable to employees terminated as part of the 2003 Plan. Substantially all remaining severance payments are expected to be made during 2004. Sybase’s payments toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or to locate suitable subtenants. These payments will be made over the remaining lease terms, ending at various dates through January 2008, or over a shorter period as the Company may negotiate with its lessors.

2002 Restructuring Activities

The Company embarked on certain restructuring actions during the third and fourth quarters of 2002 (2002 Plan) aimed at reducing its annual payroll and facilities-related expenses by approximately $24.0 million. The Company recorded restructuring charges of $36.5 million to reflect these activities. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries.

The following table summarized the activity associated with the balance of the accrued restructuring charges related to the 2002 Plan through December 31, 2003:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/02	paid	reversed	12/31/03

Termination payments to employees and other related costs	$2.7	$2.4	$0.3	$0.0
Lease cancellations and commitments	23.3	8.2	0.8	14.3
Other	0.2		—	0.2

	$26.2	$10.6	$1.1	$14.5

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

During 2003 an excess of $1.1million was reversed by a corresponding credit to restructuring expense. The reversal to the severance accrual primarily related to excess amounts associated with foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law. The reversal to the lease cancellations and commitments accrual primarily related to the conclusion of lease negotiations associated with properties located in California and Texas.

2001 Restructuring Activities

In connection with the Company’s acquisition of NEN and after announcement that first quarter and 2001 revenues would be below expectations, it began to implement a restructuring plan designed to eliminate certain personnel, assets and facilities, and align its cost structure with anticipated revenues (2001 Plan). The Company recorded a restructuring charge of $48.8 million during 2001 to reflect these activities. The 2001 Plan called for the termination of approximately 880 employees worldwide, as well as the consolidation or closure of approximately 30 facilities worldwide and the write-off of certain assets abandoned as a result of the office closures. Additionally, based on deterioration of real estate market conditions, the Company’s inability to sublease certain properties previously included in the 2001 Plan resulted in additional restructuring accruals of $5.4 million in 2002 that were established for properties located in Colorado, Michigan and the United Kingdom and $0.8 million in 2003 for properties located in California and Virginia. Due to the length of some of the lease terms and the uncertainty of the real estate market, we expect to make periodic adjustments to the accrual balance to reflect changes in our estimates, and to reflect actual events as they occur.

The following table summarized the activity associated with the balance of the accrued restructuring charges associated with the 2001 Plan through December 31, 2003:

	Accrued				Accrued
	liabilities				liabilities
	at	Amounts	Amounts	Amounts	at
(Dollars in millions)	12/31/02	paid	accrued	reversed	12/31/03

Termination payments to employees and other related costs	$0.8	$0.4		$0.4	$0.0
Lease cancellations and commitments	19.5	6.0	$0.8	1.5	12.8

	$20.3	$6.4	$0.8	$1.9	$12.8

The remaining restructuring accrual primarily relates to certain lease payments the Company is contractually required to make on certain closed facilities, net of estimated associated sublease amounts. The payments of these accruals are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or locate suitable subtenants. These payments will be paid over the remaining lease terms, ending at various dates through May 2011, or over a shorter period as the Company may negotiate with its lessors.

During 2003 an excess of $1.9 million was reversed by a corresponding credit to restructuring expense. The credit to lease cancellations and commitments accrual primarily related to excess reserves remaining at the conclusion of leases associated with properties located in California, Colorado, Florida, Utah, Canada and the U.K. The Company also recorded a reversal of $0.4 million from the severance accrual primarily related to certain foreign employees who were paid amounts less than originally provided, after the applicable administrative hearings required under local law.

Note Fourteen: Guarantees

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

Note Fifteen: Subsequent Events

On February 5, 2004, the Company’s Board of Directors authorized the addition of $200 million to the Company’s stock repurchase program. This program authorized Sybase to repurchase its outstanding Common Stock in open market and other transactions from time to time, subject to price and other conditions. As of December 31, 2003, approximately $19 million remained of the $400 million previously authorized by the Board of Directors under this program.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2003	2003	2003	2003	2003

Revenues:
License fees	$60,875	$63,897	$68,481	$81,564	$274,817
Services	120,672	128,135	125,349	129,089	503,245

Total revenues:	181,547	192,032	193,830	210,653	778,062
Costs and expenses:
Cost of license fees	13,928	14,589	15,537	16,657	60,711
Cost of services	39,232	40,643	40,652	42,139	162,666
Sales and marketing	58,496	59,666	59,270	61,613	239,045
Product development and engineering	29,918	29,348	29,045	28,578	116,889
General and administrative	22,100	20,471	20,280	19,260	82,111
Amortization of other purchased Intangibles	500	500	500	500	2,000
Stock compensation expense	661	727	695	799	2,882
Cost (reversal) of restructure	(209)	7,957	1,270	(1,589)	7,429

Total costs and expenses	164,626	173,901	167,249	167,957	673,733

Operating income	16,921	18,131	26,581	42,696	104,329
Interest income, expense and other, net	2,443	3,524	6,270	1,529	13,766

Income before income taxes	19,364	21,655	32,851	44,225	118,095
Provision for income taxes	6,390	7,096	10,841	6,502	30,829

Net income	$12,974	$14,559	$22,010	$37,723	$87,266

Basic net income per share	$0.14	$0.16	$0.23	$0.39	$0.92
Diluted net income per share	$0.13	$0.15	$0.23	$0.38	$0.89

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2002	2002	2002	2002	2002

Revenues:
License fees	$83,848	$77,449	$78,754	$85,865	$325,916
Services	127,188	127,814	124,255	124,688	503,945

Total revenues:	211,036	205,263	203,009	210,553	829,861
Costs and expenses:
Cost of license fees	11,464	13,225	12,766	13,993	51,448
Cost of services	52,085	48,344	46,524	43,114	190,067
Sales and marketing	70,888	66,962	65,865	68,050	271,765
Product development and engineering	30,939	28,530	28,046	30,269	117,784
General and administrative	22,262	20,428	20,819	21,429	84,938
Amortization of other purchased Intangibles	500	500	500	500	2,000
Goodwill impairment	—	—	—	12,300	12,300
Stock compensation expense	497	497	497	446	1,937
Cost (reversal) of restructure	(115)	(795)	6,334	35,022	40,446

Total costs and expenses	188,520	177,691	181,351	225,123	772,685

Operating income (loss)	22,516	27,572	21,658	(14,570)	57,176
Interest income, expense and other, net	2,962	5,478	3,250	2,343	14,033

Income (Loss) before income taxes and cumulative effect of an accounting change	25,478	33,050	24,908	(12,227)	71,209
Provision for income taxes	9,427	12,889	13,561	(2,449)	33,428

Income (Loss) before cumulative effect of an accounting change	16,051	20,161	11,347	(9,778)	37,781
Cumulative effect of an accounting change to adopt SFAS 142	(132,450)	—	—	—	(132,450)

Net income (loss)	$(116,399)	$20,161	$11,347	$(9,778)	$(94,669)

Basic net income (loss) per share	$(1.18)	$0.21	$0.12	$(0.10)	$(0.98)
Diluted net income (loss) per share	$(1.14)	$0.20	$0.12	$(0.10)	$(0.95)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Current Executive Officers

The current executive officers of the Company are as follows:

John S. Chen Chairman, Chief Executive Officer and President Age 48	Mr. Chen has served in his present capacity since November 1998. From February through November 1998, he served as co-Chief Executive Officer. Mr. Chen joined Sybase in August 1997 as Chief Operating Officer and served in that capacity until February 1998. From March 1995 to July 1997, Mr. Chen was President of the Open Enterprise Computing Division of Siemens Nixdorf, a computer and electronics company, and Chief Executive Officer and Chairman of Siemens Pyramid, a subsidiary of Siemens Nixdorf. He is also a current director of The Walt Disney Company, a media and entertainment company.

Thomas Volk Executive Vice President Worldwide Field Organization Age 46	Mr. Volk has served in his present capacity since February 2004. Prior to that, he served as Executive Vice President, Infrastructure Platform Group beginning in January 2003. For more than 18 years prior to that, Mr. Volk worked for Hewlett-Packard Company, a computer and electronics company, and most recently served as Vice President and General Manager of HP’s manufacturing industry business unit. Mr. Volk also held a number of worldwide sales and business management positions during his tenure at HP.

Steven M. Capelli Senior Vice President & General Manager, Worldwide Partner Group Age 46	Mr. Capelli has served in his present capacity since February 2004. Immediately prior to that, he served as Senior Vice President and General Manager, Worldwide Field Organization beginning in January 2003. Before that, Mr. Capelli served Senior Vice President and General Manager, North American Operations from March 1998 through July 2002. Before joining Sybase in December 1997, Mr. Capelli worked for Siemens-Pyramid, a subsidiary of Siemens Nixdorf, a computer and electronics company, from August 1992 to December 1997. During that time, he held several positions including Chief Financial Officer, Vice President of Inter Continental Sales and Director of Field Operations.

Marty Beard Senior Vice President Corporate Development and Marketing Age 40	Mr. Beard has served in his present capacity since February 2003. From August 2000 through January 2003, Mr. Beard was Vice President, Corporate Development. Before joining Sybase, Mr. Beard was Vice President of Oracle Online, a division of Oracle Corporation, a database software company, from June 1999 through July 2000. Prior to that he served as Senior Director, Mid-Market Business Solutions for Oracle beginning in July 1997. From June 1993 through June 1997, Mr. Beard was Staff Director, Corporate Strategy and Development for Pacific Telesis Group, a telecommunications company.

Daniel R. Carl Vice President and General Counsel Age 51	Mr. Carl has served in his present capacity since April 1999. Immediately prior to that, he served as Director of European Legal Affairs beginning in January 1997. Mr. Carl has been a Vice President of Sybase since May 1996, and served as Associate General Counsel from 1992 to April 1999.

Martin J. Healy Vice President and Corporate Controller Age 41	Mr. Healy has served in his present capacity since January 1999. Between January 1997 and January 1999, he served as Vice President, Intercontinental Operations. Mr. Healy was Director of Finance, Asia (excluding Japan) from January 1994 to December 1997, and prior to that held various positions within the Company’s finance organization. Before joining Sybase in 1989, Mr. Healy was Financial Reporting Manager at WordStar International, and an auditor with Arthur Andersen.

Richard J. Moore President Financial Fusion, Inc. Age 51	Mr. Moore has served in his present capacity since July 2001. Before joining Sybase, he served as co-CEO of Cygent, Inc., a San Francisco based telecommunications company, from November 2000 to March 2001, and was Cygent’s Senior Vice President of Worldwide Sales from December 1999 to October 2001. From December 1998 to December 1999, Mr. Moore served as Executive Vice President of Worldwide Sales for DataCore Software Corp., a storage area networking company.

Raj Nathan Senior Vice President & General Manager Product Technology Operations Group Age 50	Dr. Nathan has served in his present capacity since February 2004. Immediately prior to that, he served as Senior Vice President and General Manager, Enterprise Solutions Division beginning in December 2000. Joining Sybase in November 1997, he served as Senior Vice President, Corporate Program Office and later as Senior Vice President and General Manager of the Internet Applications Division until December 2000. From May through November 1997, he served as President and Chief Executive Officer of Siemens Pyramid, a subsidiary of Siemens Nixdorf, a computer and electronics company, and held a number of executive positions with Siemens Pyramid prior to that.

Terry Stepien President iAnywhere Solutions, Inc. Age 45	Mr. Stepien has served in his present capacity since May 2000. Prior to that he had served as Senior Vice President and General Manager of Sybase’s Mobile and Embedded Computing Division (MEC) since March 1999. From September 1998 to March 1999, he was Vice President and General Manager of MEC. From September 1996 to September 1998, he served as Vice President, Marketing for Database Products. Mr. Stepien was Vice President, Marketing for Workplace Database Products from February 1995 to September 1996.

Pieter Van der Vorst Senior Vice President and Chief Financial Officer Age 49	Mr. Van der Vorst has served in his current position since March 2002. Prior to that, he held the title of Vice President and Chief Financial Officer starting in January 1999. Between November 1997 and January 1999, he served as Corporate Controller, and prior to that, he served as Vice President, Tax and Corporate Accounting beginning in April 1997. Mr. Van der Vorst has held various other positions since joining Sybase in 1991.

Nita C. White-Ivy Vice President Worldwide Human Resources Age 57	Ms. White-Ivy has served in her present capacity since March 1998. Prior to that, she was a human resources consultant to Sybase beginning in January 1998. Before joining Sybase, she was with Siemens Pyramid, a computer and electronics company, serving as Vice President of Worldwide Human Resources from February 1994 to October 1997.

Identification of Directors

Our directors are identified under the section entitled “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2004 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2003.

Compliance with Section 16(a) of the Exchange Act

The information required under Item 405 of Regulation S-K is incorporated here by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Audit Committee Financial Expert

Our Board of Directors has determined that Audit Committee members Robert P. Wayman and Jack E. Sum are both audit committee financial experts as defined in Item 401(h) of Regulation S-K, and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Standing Audit Committee

The information required under Item 401(i) of Regulation S-K and Item 7(d)(1) of Schedule 14A of the Exchange Act pertaining to the standing Audit Committee of the Board of Directors is incorporated by reference to “Election of Directors” in the Proxy Statement.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that are available on our website at www.sybase.com under “Investor Relations.” Stockholders may request a free copy of the guidelines by contacting Investor Relations at the same address set forth under “Code of Ethics,” below.

Code of Ethics

Our code of ethics, entitled “Statement of Values and Business Ethics,” applies to all of our employees, directors and officers (including the chief executive officer, chief financial officer and principal accounting officer), and is available by clicking on the “Code of Ethics” link at the bottom of any page at our website at

www.sybase.com. Stockholders may request a free copy of the Statement of Values and Business Ethics from:

Sybase, Inc.
Attention: Investor Relations
One Sybase Drive
Dublin, CA 94568

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

Information required under Item 201(d) of Regulation S-K regarding our equity compensation plans (both stockholder and non-stockholder approved plans) is incorporated by reference to “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to “Employment Agreements and Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K:

     1.     Financial Statements. See financial statements listed in the table of contents at the beginning of Part II, Item 8, incorporated here by reference.

     2.     Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2003, 2002, and 2001 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8, and related Notes.

     3.     Exhibits. Item 15(c) below is incorporated here by reference. All management contracts and compensatory plans filed as exhibits (or incorporated by reference into this Report) pursuant to Item 601 of Regulation S-K are as follows:

Exhibit No.	Description

10.1 (1)	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan

Exhibit No.	Description

10.2 (1)	New Era of Networks, Inc. Amended and Restated 1997 Director Option Plan

10.3 (1)	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan

10.4 (1)	Century Analysis Inc. 1996 Equity Incentive Plan

10.5 (1)	Convoy Corporation 1997 Stock Option Plan

10.6 (1)	Microscript, Inc. 1997 Stock Option Plan

10.7	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended (incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.8	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed July 20, 1999

10.9	Sybase, Inc. 401(k) Plan (incorporated by reference to exhibits filed in response to Item 6(a), “Exhibits,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by Amendment No. 1 to the Sybase, Inc. 401(k) Plan dated December 20, 2002.

10.10 (6)	1992 Director Stock Option Plan, as amended

10.11 (1)	2001 Director Stock Option Plan

10.12	Executive Deferred Compensation Plan, as amended February 5, 2003

10.13 (1)	Sybase, Inc. 1996 Stock Plan, as amended

10.14 (7)	Form of Indemnification Agreement

10.15 (6)	Form of Amended and Restated Change of Control Agreement (standard version)

10.16 (6)	Form of Amended and Restated Change of Control Agreement (enhanced version)

10.17 (6)	Offer Letter to Richard J. Moore dated June 8, 2001

10.18 (6)	Amended and Restated Employment Agreement between Sybase, Inc. and John S. Chen dated as of June 11, 2001

10.19(8)	Addendum to John Chen Amended and Restated Employment Agreement dated August 20, 2002

10.20	1999 Nonstatutory Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-85637) filed August 20, 1999)

Exhibit No.	Description

10.21	Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-95079) filed on January 20, 2000)

10.29 (5)	Financial Fusion, Inc. 2000 Stock Option Plan

10.30 (6)	Financial Fusion, Inc. 2001 Stock Option Plan

10.31 (6)	iAnywhere Solutions, Inc. Stock Option Plan

10.32 (6)	Form of Notice of Grant and Restricted Stock Purchase Agreement

10.33 (8)	Offer Letter to Michael Bealmear dated May 1, 2002

10.34 (8)	Offer letter to Thomas Volk dated September 5, 2002

10.35	Retention Letter of Steven M. Capelli dated January 2, 2001

10.36	Executive Financial Planning and Services Program for Section 16 Officers, effective as of February 5, 2003

10.37	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc. (Amended and Restated as of May 1, 2003)

10.38	Sybase, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration on Form S-8 filed on July 25, 2003)

10.39	Letter dated February 7, 2003 to John Chen regarding 2003 compensation

10.40	Letter dated February 10, 2003 to Pieter Van der Vorst regarding 2003 compensation

10.41	Letter dated February 10, 2003 to Marty Beard regarding 2003 compensation

10.42	Letter dated February 10, 2003 to Raj Nathan regarding 2003 compensation including 1/1/03 and 7/1/03 variable compensation plans

10.43	Letter dated February 10, 2003 to Thomas Volk regarding 2003 compensation including 1/1/03 and 7/1/03 variable compensation plans

10.44	Letter dated February 10, 2003 to Michael Bealmear regarding 2003 compensation including 1/1/03 and 7/1/03 variable compensation plans

(1)  Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(2)  Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on February 10, 1995 (file no. 33-89334).

(3)  [This footnote has been intentionally left blank.]

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

(8)  Incorporated by reference to exhibits filed in response to Item 14(a) “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 2003

(c)  Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K, and are incorporated here by reference.

(d) Schedules.	Form 10-K
Page

II Valuation and Qualifying Accounts	74

Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SYBASE, INC.

(Dollars in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions

		Charged
	Balance at	to Costs	Charged		Balance at
	Beginning	and	to Other		End of
Description	of Period	Expenses	Accounts (A)	Deletions (B)	Period

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$10,307	$5	$26,416	$23,083	$13,645
Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$19,706	—	$6,230	$15,629	$10,307
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$22,313	—	$18,731	$21,338	$19,706

A Sales returns and credit memos allowances

B Uncollectible accounts written off and recoveries

The required information regarding the valuation allowance for deferred tax assets is included in Note Eight to the Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

SYBASE, INC.

	By:	/S/ JOHN S. CHEN

March 14, 2004	John S. Chen
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

Signature	Title	Date

/S/ JOHN S. CHEN (John S. Chen)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Director	March 14, 2004

/S/ PIETER A. VAN DER VORST (Pieter A. Van der Vorst)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2004

/S/ MARTIN J. HEALY (Martin J. Healy)	Vice President and Corporate Controller (Principal Accounting Officer)	March 14, 2004

/S/ RICHARD C. ALBERDING (Richard C. Alberding)	Director	March 14, 2004

/S/ CECILIA CLAUDIO (Cecilia Claudio)	Director	March 14, 2004

/S/ L. WILLIAM KRAUSE (L. William Krause)	Director	March 14, 2004

/S/ ALAN B. SALISBURY (Alan B. Salisbury)	Director	March 14, 2004

/S/ JACK E. SUM (Jack E. Sum)	Director	March 14, 2004

/S/ ROBERT P. WAYMAN (Robert P. Wayman)	Director	March 14, 2004

/S/ LINDA K. YATES (Linda K. Yates)	Director	March 14, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of November 29, 1999, among Sybase, On-Line Financial Services, Inc., and Home Financial Network, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3 filed on January 31, 2000)

2.2	Agreement and Plan of Merger dated as of February 20, 2001, among Sybase, New Era of Networks, Inc., and Neel Acquisition Corp. (incorporated by reference to Exhibit 2(a) to the Registrant’s Registration Statement on Form S-4 filed March 15, 2001)

2.3	Agreement and Plan of Merger dated as of December 19, 2002, by and among Sybase, Inc., Seurat Acquisition Corporation and AvantGo, Inc. (incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002)

3.1 (9)	Restated Certificate of Incorporation of Registrant, as amended

3.2	Bylaws of Registrant, amended and restated as of February 4, 2004

4.1	Preferred Share Rights Agreement dated as of July 31, 2002 between Registrant and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002)

10.1 (6)	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan

10.2 (6)	New Era of Networks, Inc. Amended and Restated 1997 Director Option Plan

10.3 (6)	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan

10.4 (6)	Century Analysis Inc. 1996 Equity Incentive Plan

10.5 (6)	Convoy Corporation 1997 Stock Option Plan

10.6 (6)	Microscript, Inc. 1997 Stock Option Plan

10.7 (3)	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended (incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.8	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (file no. 333-83271) filed July 20, 1999

Exhibit No.	Description

10.9	Sybase, Inc. 401(k) Plan, as amended (incorporated by reference to exhibits filed in response to Item 6(a), “Exhibits,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by Amendment No. 1 to the Sybase, Inc. 401(k) Plan dated December 20, 2002.

10.10 (10)	Sybase, Inc. 1992 Director Stock Option Plan, as amended

10.11 (6)	Sybase, Inc. 2001 Director Stock Option Plan

10.12	Executive Deferred Compensation Plan, as amended December 5, 2003

10.13 (6)	Sybase, Inc. 1996 Stock Plan, as amended

10.14 (8)	Form of Indemnification Agreement

10.15 (10)	Form of Amended and Restated Change of Control Agreement (standard version)

10.16 (10)	Form of Amended and Restated Change of Control Agreement (enhanced version)

10.17(10)	Offer Letter to Richard J. Moore dated June 8, 2001

10.18 (10)	Amended and Restated Employment Agreement between Sybase, Inc. and John S. Chen dated as of June 11, 2001

10.19 (11)	Addendum to John Chen Amended and Restated Employment Agreement dated August 20, 2002

10.20	Sybase, Inc. 1999 Nonstatutory Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed August 20, 1999)

10.21	Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on January 20, 2000)

10.22 (5)	Corporate Headquarters Lease, dated January 28, 2000, between Sybase, Inc. and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.23 (5)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and Sybase, Inc. for administration of 401(k) Plan

10.24	First Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase 401(k) plan, dated as of April 1, 2002

10.25	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase 401(k) plan

Exhibit No.	Description

10.26 (5)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and Sybase, Inc, for administration of the Sybase Executive Deferred Compensation Plan

10.27	First Amendment to Trust Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of Sybase Executive Deferred Compensation Plan

10.28	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan

10.29 (5)	Financial Fusion, Inc. 2000 Stock Option Plan

10.30 (10)	Financial Fusion, Inc. 2001 Stock Option Plan

10.31 (10)	iAnywhere Solutions, Inc. Stock Option Plan

10.32 (10)	Form of Notice of Grant and Restricted Stock Purchase Agreement

10.33(11)	Offer Letter to Michael Bealmear dated May 1, 2002

10.34(11)	Offer Letter of Thomas Volk dated September 5, 2002

10.35	Retention Letter of Steven M. Capelli dated as of January 2, 2001

10.36	Executive Financial Planning and Services Program for Section 16 Officers, effective as of February 5, 2003

10.37	Summary Plan Description Description for Sabbatical Leave Plan of Sybase, Inc. (Amended and Restated as of May 1, 2003)

10.38	Sybase, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration on Form S-8 filed on July 25, 2003)

10.39	Letter dated February 7, 2003 to John Chen regarding 2003 compensation

10.40	Letter dated February 10, 2003 to Pieter Van der Vorst regarding 2003 compensation

10.41	Letter dated February 10, 2003 to Marty Beard regarding 2003 compensation

10.42	Letter dated February 10, 2003 to Raj Nathan regarding 2003 compensation including 1/1/03 and 7/1/03 variable compensation plans

10.43	Letter dated February 10, 2003 to Thomas Volk regarding 2003 compensation including 1/1/03 and 7/1/03 variable compensation plans

10.44	Letter dated February 10, 2003 to Michael Bealmear regarding 2003 compensation including 1/1/03 and 7/1/03 variable compensation plans

13.1 (1)	Proxy Statement for 2004 Annual Meeting of Stockholders

21	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

24 (7)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

(2)  [This footnote has been intentionally left blank.]

(3)  [This footnote has been intentionally left blank.]

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

(10)  Incorporated by reference to exhibits filed in response to Item 14(a) “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)  Incorporated by reference to exhibits filed in response to Item 14(a) “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.