Form 10-K/A
period 2003-12-31
SYBASE INC
filed 2004-03-25
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value
Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1.3 million. As of March 1, 2004, the Registrant had 97,270,355 shares of Common Stock outstanding.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORM 10-K/A
AMENDMENT NO. 1
TO
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR 2003

The sole purpose of this amendment is to correct the following errors in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004 (“Form 10-K”):

1. Part II, Item 7, “MD&A – Critical Accounting Policies and Estimates,” page 12. The cross-reference in the last sentence of the paragraph that reads “Future Operating Results – Financial Accounting Related Matters,” is changed to “Future Operating Results — Changing Legal and Accounting Environment,” as shown below (revised language in bold type, underlined).

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principals require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. See also “Future Operating Results – Changing Legal and Accounting Environment,” below.

2. Part II, Item 8, “Consolidated Financial Statements,” page 36. The table below replaces the table on page 36, a portion of which was inadvertently omitted due to a technical error.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)	Three years ended December 31, 2003
	Common stock		Additional		Accumulated Other		Unearned
	Outstanding	Par	paid-in	Accumulated	Comprehensive	Treasury	Stock
	Shares	Value	capital	Deficit	Income/(Loss)	Stock	Compensation	Total

Balances at January 1, 2001	87,656	$91	$582,972	$(6,940)	$(22,305)	$(63,066)	$—	$490,752
Common stock issued in connection with business combinations	14,567	14	336,124	—	—	—	(1,166)	334,972
Common stock issued and treasury Stock reissued under stock option And stock purchase plans	2,494	—	3	(27,143)	—	53,665	—	26,525
Treasury stock reissued under Restricted stock option plan	384		5,571	(9,118)	—	9,156	(5,571)	38
Acquisition of treasury stock	(6,376)	—	—	—	—	(106,930)		(106,930)
Amortization of unearned Stock compensation		—	—	—	—		1,334	1,334
Tax benefit of exercise of stock options	—	—	1,039	—	—	—	—	1,039

Subtotal	98,725	105	925,709	(43,201)	(22,305)	(107,175)	(5,403)	747,730
Net loss	—	—	—	(25,522)	—	—	—	(25,522)
Foreign currency translation adjustments	—	—	—	—	(6,257)	—	—	(6,257)
Unrealized gains/(losses) on Marketable securities	—	—	—	—	568	—	—	568

Comprehensive loss								(31,211)

(Dollars and shares in thousands)	Three years ended December 31, 2003
	Common stock		Additional		Accumulated Other		Unearned
	Outstanding	Par	paid-in	Accumulated	Comprehensive	Treasury	Stock
	Shares	Value	capital	Deficit	Income/(Loss)	Stock	Compensation	Total

Balances at December 31, 2001	98,725	105	925,709	(68,723)	(27,994)	(107,175)	(5,403)	716,519

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	2,633	—	—	(26,690)	—	50,332	—	23,642
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(6)		(95)	146	—	(147)	95	(1)
Acquisition of treasury stock	(6,692)	—	—	—	—	(89,826)		(89,826)
Amortization of unearned stock Compensation		—	—	—	—		1,938	1,938
Tax benefit of exercise of stock options	—	—	3,450	—	—	—	—	3,450

Subtotal	94,660	105	929,064	(95,267)	(27,994)	(146,816)	(3,370)	655,722
Net loss	—	—	—	(94,669)	—	—	—	(94,669)
Foreign currency translation adjustments	—	—	—	—	18,826	—	—	18,826
Unrealized gains/(losses) on Marketable securities	—	—	—	—	495	—	—	495

Comprehensive loss								(75,348)

Balances at December 31, 2002	94,660	105	929,064	(189,936)	(8,673)	(146,816)	(3,370)	580,374

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	5,148	—	(3)	(20,054)	—	75,938	—	55,881
Treasury stock reissued under Restricted stock option plan	353		5,012	(5,915)	—	5,949	(5,012)	34
Treasury stock reissued for certain Services	721		—	1,720	—	8,676	—	10,396
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(24)		(416)	534	—	(536)	415	(3)
Acquisition of treasury stock	(2,333)	—	—	—	—	(30,883)		(30,883)
Amortization of unearned stock Compensation		—	—	—	—		2,882	2,882

Subtotal	98,525	105	933,657	(213,651)	(8,673)	(87,672)	(5,085)	618,681
Net income	—	—	—	87,266	—	—	—	87,266
Foreign currency translation adjustments	—	—	—	—	36,100	—	—	36,100
Unrealized gains/(losses) on Marketable securities	—	—	—	—	(578)	—	—	(578)
Comprehensive loss								122,788

Balances at December 31, 2003	98,525	$105	$933,657	$(126,385)	$26,849	$(87,672)	$(5,085)	$741,469

See accompanying notes.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits. The exhibits required under Item 601 of Regulation S-K that must be filed with this Amendment No. 1 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, are listed in the Exhibit Index to this Report on Form 10-K/A, and are incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf of the undersigned, thereunto duly authorized.

SYBASE, INC.

By: /S/ TERESA D. CHUH

March 23, 2004	Teresa D. Chuh
Vice President, Associate General Counsel and Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K/A has been signed by Teresa D. Chuh, attorney-in-fact of each of the following individuals, in the capacities and on the dates indicated:

Signature	Title	Date

* (John S. Chen)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Director	March 23, 2004

* (Pieter A. Van der Vorst)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2004

* (Martin J. Healy)	Vice President and Corporate Controller (Principal Accounting	March 23, 2004

* (Richard C. Alberding)	Director	March 23, 2004

* (Cecilia Claudio)	Director	March 23, 2004

* (L. William Krause)	Director	March 23, 2004

* (Alan B. Salisbury)	Director	March 23, 2004

* (Jack E. Sum)	Director	March 23, 2004

* (Robert P. Wayman)	Director	March 23, 2004

* (Linda K. Yates)	Director	March 23, 2004

* /S/ TERESA D. CHUH (Teresa D. Chuh)	Attorney-in-Fact	March 23, 2004

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002