Form 10-Q
period 2004-03-31
SYBASE INC
filed 2004-05-10
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

On April 30, 2004, 96,911,916 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include a continued slow economic recovery in the U.S.; global political unrest including acts of terrorism and continued hostilities in the Middle East; sales productivity; possible disruptive effects of further organizational changes and changes in Company management; shifts in our business strategy, or market demand for our products and services; public perception of Sybase, our technology vision or future prospects; rapid technological changes; competitive factors; interoperability of our products with other software products; risks inherent in acquiring other companies; the ability to integrate acquired companies into our business and cultures; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and “MD&A — Future Operating Results,” Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2003
Current assets:
Cash and cash equivalents	$370,456	$315,404
Short-term cash investments	137,901	155,093

Total cash, cash equivalents and short-term cash investments	508,357	470,497
Restricted cash	4,912	4,747
Accounts receivable, net	107,033	140,332
Deferred income taxes	12,791	12,739
Other current assets	19,295	16,167

Total current assets	652,388	644,482
Long-term cash investments	78,301	103,296
Restricted long-term cash investments	3,400	3,400
Property, equipment and improvements, net	75,260	67,462
Deferred income taxes	59,778	58,506
Capitalized software, net	58,846	58,947
Goodwill, net	140,759	140,875
Other purchased intangibles, net	34,384	38,715
Other assets	35,476	35,673

Total assets	$1,138,592	$1,151,356

Current liabilities:
Accounts payable	$16,435	$15,425
Accrued compensation and related expenses	29,899	39,134
Accrued income taxes	32,463	33,677
Other accrued liabilities	81,570	94,611
Deferred revenue	231,586	206,881

Total current liabilities	391,953	389,728
Other liabilities	24,774	15,129
Minority interest	5,030	5,030
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 97,355,542 outstanding (2003-105,337,362 shares issued and 98,525,464 outstanding)	105	105
Additional paid-in capital	940,567	933,657
Accumulated deficit	(111,523)	(126,385)
Accumulated other comprehensive income	24,725	26,849
Cost of 7,981,820 shares of treasury stock (2003-6,811,898 shares)	(126,346)	(87,672)
Unearned compensation	(10,693)	(5,085)

Total stockholders’ equity	716,835	741,469

Total liabilities and stockholders’ equity	$1,138,592	$1,151,356

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, per share data)	2004	2003
Revenues:
License fees	$57,905	$60,875
Services	125,254	120,672

Total revenues	183,159	181,547
Costs and expenses:
Cost of license fees	13,580	13,928
Cost of services	41,584	39,232
Sales and marketing	58,172	58,496
Product development and engineering	30,648	29,918
General and administrative	19,773	22,100
Amortization of other purchased intangibles	500	500
Stock compensation expense	1,302	661
Cost (Reversal) of restructure	125	(209)

Total costs and expenses	165,684	164,626

Operating income	17,475	16,921
Interest income	2,898	2,827
Interest expense and other, net	691	(384)

Income before income taxes	21,064	19,364
Provision for income taxes	7,879	6,390

Net income	$13,185	$12,974

Basic net income per share	$0.14	$0.14

Shares used in computing basic net income per share	97,291	94,357

Diluted net income per share	$0.13	$0.13

Shares used in computing diluted net income per share	101,054	97,275

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Cash and cash equivalents, beginning of year	$315,404	$231,267
Cash flows from operating activities:
Net income	13,185	12,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,892	20,409
(Gain) Loss on disposal of assets	341	(267)
Deferred income taxes	(1,324)	(1,216)
Amortization of deferred stock-based compensation	1,302	661
Changes in assets and liabilities:
Accounts receivable	31,864	52,519
Other current assets	(3,128)	(412)
Accounts payable	2,010	3,959
Accrued compensation and related expenses	(9,235)	(7,980)
Accrued income taxes	(1,321)	(714)
Other accrued liabilities	(13,235)	(15,110)
Deferred revenues	24,705	29,570
Other liabilities	1,126	1,116

Net cash provided by operating activities	66,182	95,509
Cash flows from investing activities:
(Increase) Decrease in restricted cash	(165)	84
Purchases of available-for-sale cash investments	(25,336)	(17,637)
Maturities of available-for-sale cash investments	22,286	1,267
Sales of available-for-sale cash investments	45,561	36,014
Business combinations, net of cash acquired	—	(13,903)
Purchases of property, equipment and improvements	(7,764)	(10,482)
Proceeds from sale of fixed assets	68	9
Capitalized software development costs	(8,157)	(6,562)
(Increase) Decrease in other assets	190	(2,541)

Net cash provided by (used for) investing activities	26,683	(13,751)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and reissuance of treasury stock	16,950	10,077
Purchases of treasury stock	(53,946)	(9,535)

Net cash provided by (used for) financing activities	(36,996)	542
Effect of exchange rate changes on cash	(817)	5,538

Net increase in cash and cash equivalents	55,052	87,838

Cash and cash equivalents, end of period	370,456	319,105
Cash investments, end of period	216,202	136,383

Total cash, cash equivalents and cash investments, end of period	$586,658	$455,488

Supplemental disclosures:
Interest paid	$33	$13
Income taxes paid	$11,341	$7,804

See accompanying notes.

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2003 has been prepared from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

2. Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost been charged to expense for grants to employees under the Company’s fixed stock option plans (including the Financial Fusion, Inc. (FFI) and iAnywhere Solutions, Inc. (iAS) stock plans) and the Company’s employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged by FAS 123, the Company’s net income/(loss) and net income/(loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three	Three
	Months	Months
	Ended	Ended
(Dollars in thousands, except per share data)	3/31/04	3/31/03
As reported net income – stock-based employee compensation determined using the intrinsic value method	$13,185	$12,974
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$1,302	$661
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(6,853)	$(8,126)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$7,634	$5,509
Basic net income per share
As reported	$0.14	$0.14
Pro forma	0.08	0.06
Diluted net income per share

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
(Dollars in thousands, except per share data)	3/31/04	3/31/03
As reported	$0.13	$0.13
Pro forma	0.08	0.06

The fair value employee compensation cost presented above was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three	Three
	Months	Months
	Ended	Ended
	3/31/04	3/31/03
Expected volatility	55.43%	65.87%
Risk-free interest rates	2.58%	2.49%
Expected lives (years)	4.25	4.25
Expected dividend yield	—	—

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

	Three	Three
	Months	Months
	Ended	Ended
(In thousands, except per share data)	3/31/04	3/31/03
Net income	$13,185	$12,974

Basic net income per share	$0.14	$0.14

Shares used in computing basic net income per share	97,291	94,357

Diluted net income per share	$0.13	$0.13

Shares used in computing basic net income per share	97,291	94,357
Dilutive effect of stock options	3,763	2,918

Shares used in computing diluted net income per share	101,054	97,275

4. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three	Three
	Months	Months
	Ended	Ended
(In thousands)	3/31/04	3/31/03
Net income	$13,185	$12,974

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
(In thousands)	3/31/04	3/31/03
Foreign currency translation gains/(losses)	(2,322)	6,490
Unrealized gains/(losses) on marketable securities	198	(118)

Comprehensive income	$11,061	$19,346

5. Effects of New Accounting Pronouncements. In January 2003, the Financial Accounting Standard’s Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (Interpretation 46). Interpretation 46, which established accounting guidance for determining whether certain variable interest entities (VIEs) are required to be consolidated by their investors, sponsors or transferors. In general, variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. The new rules determine control, and the resulting need for consolidation, based on which holder bears the majority of the potential variability in losses and gains of the VIE being evaluated. These rules are now effective for any interest held by the Company in a VIE. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company’s consolidated financial position or statement of operations.

6. Segment Information. The Company is organized into three separate business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions; and Financial Fusion, Inc. (FFI), which delivers integrated banking, payment and trade messaging solutions to large financial institutions. The Company discloses iAS, FFI, IPG as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Sybase’s chief operating decision maker (CDOM), is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net, the provision for income taxes, and the cumulative effect of an accounting change are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company has allocated the costs associated with 2003

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

restructuring activities to each reportable segment. Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, restructuring related expenses and reversals associated with restructuring activities undertaken before 2003 are not included in segment level operating results but instead are included in the total for unallocated cost savings.

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2004 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$43,380	$40	$—	—	$43,420
Mobile and Embedded	5,052	8,340	—	—	13,392
E-Finance	102	—	991	—	1,093

Subtotal license fees	48,534	8,380	991	—	57,905
Intersegment license revenues	53	4,223	104	(4,380)	—

Total license fees	48,587	12,603	1,095	(4,380)	57,905
Services	119,069	2,626	3,559	—	125,254
Intersegment service revenues	—	6,533	1,235	(7,768)	—

Total services	119,069	9,159	4,794	(7,768)	125,254

Total revenues	167,656	21,762	5,889	(12,148)	183,159
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	146,233	20,386	6,693	(12,148)	161,164

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	21,423	1,376	(804)	—	21,995
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	100	811	—	3,831

Operating income (loss) before unallocated costs and cost of restructure	18,503	1,276	(2,115)	—	17,664
Cost of restructure – 2004 Activity	125	—	—	—	125

Operating income (loss) before unallocated costs	18,378	1,276	(2,115)	—	17,539
Unallocated cost					64

Operating income					17,475
Interest income, interest expense and other, net					3,589

Income before income taxes					$21,064

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2003 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$48,361	$723	$—	—	$49,084
Mobile and Embedded	4,826	6,675	—	—	11,501
E-Finance	148	—	142	—	290

Subtotal license fees	53,335	7,398	142	—	60,875
Intersegment license revenues	22	4,009	141	(4,172)	—

Total license fees	53,357	11,407	283	(4,172)	60,875

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Services	116,402	2,037	2,233	—	120,672
Intersegment service revenues	3	5,978	1,103	(7,084)	—

Total services	116,405	8,015	3,336	(7,084)	120,672

Total revenues	169,762	19,422	3,619	(11,256)	181,547
Total allocated costs and expenses before amortization of customer lists and purchased technology	152,499	15,963	5,547	(11,256)	162,753

Operating income (loss) before amortization of customer lists and purchased technology	17,263	3,459	(1,928)	—	18,794
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	33	811	—	3,764

Operating income (loss) before unallocated costs	14,343	3,426	(3,239)	—	14,530
Unallocated cost savings					(2,391)

Operating income					16,921
Interest income, interest expense and other, net					2,443

Income before income taxes					$19,364

7. Accounting for Goodwill

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	FFI	iAS	Total
Balance at January 1, 2004	$103,260	$29,281	$8,334	$140,875
Foreign currency translation adjustments	(116)	—	—	(116)

Balance at March 31, 2004	$103,144	$29,281	$8,334	$140,759

The following table reflects intangible assets as of March 31, 2004 and December 31, 2003:

	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
(In thousands)	3/31/04	3/31/04	3/31/04	12/31/03	12/31/03	12/31/03
Purchased technology	$79,100	$(59,427)	$19,673	$79,100	$(55,596)	$23,504
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
Customer lists	20,000	(8,389)	11,611	20,000	(7,889)	12,111

Totals	$102,200	$(67,816)	$34,384	$102,200	$(63,485)	$38,715

The amortization expense on these intangible assets for the three months ended March 31, 2004 was $4.3 million. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2004	17,325
2005	8,746
2006	2,567
2007	2,400
2008	2,400

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The AvantGo tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.

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

9. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first three months of 2004, the Company repurchased approximately 2.5 million shares at a cost of approximately $53.9 million. From the program’s inception through March 31, 2004, the Company has used an aggregate total of $434.7 million under the stock repurchase program (of the total $600 million authorized) to repurchase an aggregate total of 27.4 million shares.

10. Restructuring.

The Company has initiated restructuring activities in 2001, 2002 and 2003, and assumed certain restructuring program liabilities of AvantGo, Inc. when it acquired that company in 2003. For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended March 31, 2004 are described below.

2003 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through March 31, 2004:

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

				Accrued
	Accrued			liabilities
	liabilities	Amounts	Amounts	at
(Dollars in millions)	at 12/31/03	paid	accrued	3/31/04
Termination payments to employees and other related costs	$0.6	$0.6	$0.1	$0.1
Lease cancellations and commitments	0.7	0.2	—	0.5

	$1.3	$0.8	$0.1	$0.6

2002 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through March 31, 2004:

			Accrued
	Accrued		liabilities
	liabilities	Amounts	at
(Dollars in millions)	at 12/31/03	paid	3/31/04
Lease cancellations and commitments	$14.3	$1.4	$12.9
Other	0.2	—	0.2

	$14.5	$1.4	$13.1

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2001 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with the 2001 restructuring plan through March 31, 2004:

Accrued
	Accrued		liabilities
	liabilities	Amounts	at
(Dollars in millions)	at 12/31/03	paid	3/31/04
Lease cancellations and commitments	$12.8	$0.8	$12.0

AvantGo Restructuring Reserves

In connection with the acquisition of AvantGo, Inc., the Company assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs. These accrued restructure liabilities primarily related to excess space at AvantGo’s Hayward, California and Chicago,

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Illinois facilities. The following table summarizes the activity associated with the balance of the accrued restructuring charges related to AvantGo’s restructuring actions:

	Accrued		Accrued
	liabilities		liabilities
	at	Amounts	at
(Dollars in millions)	12/31/03	Paid	3/31/04
Lease cancellations and commitments	$3.3	$0.3	$3.0

11. Subsequent Events.

On April 30, 2004, Sybase acquired all the outstanding capital stock of XcelleNet, Inc. (XcelleNet) a privately held provider of frontline device management software, for approximately $95.2 million in cash. The preliminary estimated excess of the purchase price over the fair value of the net Xcellenet assets acquired is expected to be approximately $100 million. On the same date, the Company also acquired the intellectual property assets and certain tangible assets of Dejima, Inc., a private software company providing mobile access using natural language interface technology, for approximately $2.0 million. As a result of these transactions, Sybase expects to strengthen its position in the mobile middleware market and bring important enhancements to its Unwired Enterprise offerings. The Company intends to integrate XcelleNet and the Dejima technology into its iAnywhere Solutions subsidiary.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Our Business

Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions. During the three months ended March 31, 2004, approximately 54 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations.

•	Our Results

We reported total revenues of $183.2 million for the three months ended March 31, 2004, which represented a slight increase from total revenues of $181.5 million for the same period last year. This increase was attributable to a 4 percent year-over-year increase in technical services revenues that was offset by a 5 percent year-over-year decrease in license revenues. Overall, our revenues for Q1 2004 were lower than anticipated due to our inability to close several large telecommunications transactions. Most of these transactions are anticipated to close in future quarters. Both net income and operating expenses for Q1 2004 remained relatively unchanged compared to the same period in 2003.

Despite relatively flat Q1 2004 revenues compared to the same period in 2003, we were encouraged by a 16 percent year-over-year increase in license revenues from our mobile and embedded products, and a 12 percent year-over-year increase in total license revenues generated by our operations in Asia Pacific.

During the quarter ended March 31, 2004 our overall financial position remained strong. We generated net cash from operating activities of $66.2 million, and had $586.7 million in cash, cash equivalents and cash investments at March 31, 2004. We had no outstanding debt as of March 31, 2004, with our long-term liabilities comprised solely of certain lease obligations.

For a discussion of factors that may impact our business, see “Future Operating Results,” below.

•	Business Trends

The market for new sales of enterprise infrastructure software continues to be challenging due to various factors, including a maturing enterprise infrastructure software market, changing patterns in information technology spending, and mixed signs of U.S. and global economic recovery.

As was the case in 2003, the majority of our license fees revenues during Q1 2004 came from sales to our existing customers. In recent years, fewer of our clients have undertaken large-scale infrastructure investments requiring significant investment in our core enterprise database products and related services (this also contributed to a decline in our consulting and education revenues). We believe this is partly due to market saturation in some of our target markets (including financial services, insurance and telecommunications) where large enterprises have invested heavily in their core database infrastructures during the past 15 years.

We continue to observe some notable changes to historical IT spending patterns. Specifically, while we generally continue to see an overall increase in our transaction volume for license revenues, the average dollar value of these transactions is lower than historical amounts. This pattern supports our view that fiscally cautious customers are purchasing products and services based more on present need and less on fulfilling anticipated future needs. Overall, mixed signs of a strong U.S. and global economic recovery make it difficult to project whether the overall market for enterprise infrastructure software will materially improve.

Moving forward, we will continue to manage our operating expenses as we aggressively pursue our business initiatives and strategic alliances with our key partners including Hewlett-Packard, Intel, and others. For further discussion of the effect of current business trends on our results of operations, see “Future Operation Results,” below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted U.S. accounting principles (GAAP). These accounting principals require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Future Operating Results,” below).

•	Revenue Recognition

     Revenue recognition rules for software companies are very complex, and we follow specific and detailed guidance in measuring revenue. Certain judgments, however, affect the application of our revenue recognition policy. These judgments would include, for example, the determination of a customer’s creditworthiness or whether included services were essential to the functionality of a product thereby requiring percentage of completion accounting.

     We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

We license software under non-cancelable license agreements. License fees revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been shipped, (c) the license fee is fixed or determinable, and (d) collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

           Residual Method Accounting. In software arrangements that include multiple elements (e.g., license rights and technical support services), we allocate the total fees among each of the elements using the “residual” method of accounting. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements.

           Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) above are met, (ii) payment of the license fees is not dependent upon performance of the consulting services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed. As a result, recognized revenues and profits are subject to revision as contract phases are actually completed.

           Sublicense Revenues. We recognize sublicense fees as reported to us by our licensees. License fees for certain application development and data access tools are recognized upon direct shipment by us to the end user or upon direct shipment to the reseller for resale to the end user. If collection is not reasonably assured in advance, revenue is recognized only when sublicense fees are actually collected.

           Service Revenues. Technical support revenues are recognized ratably over the term of the related support agreement, which in most cases is one year. Revenues from consulting services under time and materials contracts, and for education, are recognized as services are performed. Revenues from other contract services are generally recognized under the “percentage of completion” method of contract accounting described above.

•	Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill at least annually for impairment. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note 6 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. As of March 31, 2004, our goodwill balance totaled $140.8 million.

We performed the annual impairment analysis as of December 31, 2003 for each of our reporting units. This analysis indicated that the estimated fair value of each reporting unit exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2003.

However, changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future goodwill impairment charge. A goodwill impairment charge is based on the value of a reporting unit at the testing date. Accordingly, reporting units that previously reported an impairment charge (as was the case with FFI in 2002) are particularly prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after the testing date. This is because any subsequent reduction of fair value after a testing date would have a strong likelihood of triggering an additional impairment charge.

We continue to review our other intangible assets (e.g., purchased technology, trade names and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets.

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

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Subjective judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and disposing of the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and disposing of certain products. Changes in these estimates could result in write-offs of capitalized software costs.

•	Restructuring

We have recorded significant accruals in connection with various restructuring activities. These accruals include estimated net costs to settle certain lease obligations based on the analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from the estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates. See Note 10 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. When we reasonably determine that a liability has been or will be incurred, and can reasonably estimate the range of potential losses in these matters, we are required to maintain adequate reserves to provide for these loss contingencies. Even if we are not able to estimate the amount of potential loss in these matters, if a matter is considered potentially material, we are required to disclose that there is a reasonable possibility that a loss has been incurred. Our financial position or results of operations could be materially and adversely affected if we have underestimated the scope of potential liability in any matter or have failed to maintain adequate reserves to cover the actual loss contingency.

Results of Operations

Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/31/03	Change
License fees	$57.9	$60.9	(5%)
Percentage of total revenues	32%	34%
Services	$125.3	$120.7	4%
Percentage of total revenues	68%	66%
Total revenues	$183.2	$181.5	1%

License fees decreased 5 percent for the three months ended March 31, 2004 compared to the same period last year. The decrease in license fees revenues during the quarter is primarily due to a 12 percent decline in license revenues from products included in the IPG segment, partially offset by an increase in license revenues from products included in the iAS product lines. License revenue was adversely impacted by several large telecom transactions that did not close this quarter. Most of these transactions are expected to close in future quarters.

Services revenues (derived from technical support, education, and professional services) increased 4 percent for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The 4 percent increase in services revenues for the three months ended March 31, 2004 is primarily due to a 4 percent rise in technical support revenues resulting from an increase in the value of licensed products subject to technical support services agreements in the period.

Services revenues as a percentage of total revenues increased to 68 percent for the three months ended March 31, 2004, as compared to 66 percent for the same period in 2003. Technical support revenues comprised approximately 77 percent of total services revenue for the three months periods ended March 31, 2003 and 2004.

Geographical Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/31/03	Change
North American	$105.6	$105.9	*
Percentage of total revenues	58%	58%
International EMEA (Europe, Middle East and Africa)	$50.7	$50.9	*
Percentage of total revenues	28%	28%
Intercontinental (Asia Pacific and Latin America)	$26.9	$24.7	9%
Percentage of total revenues	14%	14%
Total International	$77.6	$75.6	3%
Percentage of total revenues	42%	42%
Total revenues	$183.2	$181.5	1%

*	Not meaningful

North American revenues (United States, Canada and Mexico) remained relatively flat for the same period last year, compared to the three months ended March 31, 2003. There was a decline in license fees revenues from integration products included in the IPG segment that was partially offset by an increase in professional services revenues.

EMEA (Europe, Middle East and Africa) revenues for the three months ended March 31, 2004 remained relatively flat compared to the three months ended March 31, 2003. There was a drop in license fees revenues from enterprise database products included in the IPG segment, partially offset by an increase in technical support revenues. The increase in Intercontinental (Asia Pacific and Latin America) revenues for the three months ended March 31, 2004 was primarily attributable to an increase in license fees revenues from enterprise database and data warehouse products, and an increase in services revenues primarily relating to technical support. The increase in total international revenues was largely due to an increase in technical support revenues. International revenues comprised 42 percent of total revenues for the three months ended March 31, 2004 and 2003.

In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three months ended March 31, 2004, foreign currency exchange rate changes from the same period last year resulted in a 5 percent increase in our revenues and a 4 percent increase in our operating expenses. The change was primarily due to the weakness of the U.S. dollar against certain European currencies.

Our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Additionally, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets could result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see “Future Operating Results,” below, and “Quantitative and Qualitative Disclosures of Market Risk,” Part I, Item 3.

Costs and Expenses
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/31/03	Change
Cost of license fees	$13.6	$13.9	(2%)
Percentage of license fees revenues	23%	23%
Cost of services	$41.6	$39.2	6%
Percentage of services revenues	33%	32%
Sales and marketing	$58.2	$58.5	*
Percentage of total revenues	32%	32%
Product development and engineering	$30.6	$29.9	2%
Percentage of total revenues	17%	16%
General and administrative	$19.8	$22.1	(10%)
Percentage of total revenues	11%	12%
Amortization of other purchased intangibles	$0.5	$0.5	*
Percentage of total revenues	*	*
Stock compensation expense	$1.3	$0.7	86%
Percentage of total revenues	1%	*
Cost (Reversal) of restructure	$0.1	$(0.2)	*
Percentage of total revenues	*	*

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $13.6 million for the same period last year, down from $13.9 million for the three months ended March 31, 2003. Such costs were 23 percent of license fees revenue in both the three months ended March 31, 2004 and 2003. The decrease in the cost of license fees for the three months ended March 31, 2004 was primarily due to a decrease in third-party royalties, partially offset by an increase in amortization of capitalized software development costs. Amortization of capitalized software development costs included in cost of license fees was $8.3 million for the three months ended March 31, 2004 as compared to $6.5 million for the three months ended March 31, 2003. The increase in amortization of capitalized software costs for the three months ended March 31, 2004 was primarily due to certain products included in the IPG segment that we began amortizing after the first quarter of 2003. Amortization of purchased technology acquired was $3.8 million for the three months ended March 31, 2004 and 2003.

Cost of Services. Cost of services consists primarily of our cost to provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $41.6 million for the three months ended March 31, 2004 as compared to $39.2 million for the three months ended March 31, 2003. These costs were 33 percent and 32 percent of services revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of services in absolute dollars and as a percentage of services revenues for the three months ended March 31, 2004 is primarily due to an increase in costs associated with third party consultants.

Sales and Marketing. Sales and marketing expenses decreased slightly to $58.2 million for the three months ended March 31, 2004 as compared to $58.5 million for same period last year. These costs were 32 percent of total revenues for both the three months ended March 31, 2004 and 2003. The decrease in sales and marketing expenses in absolute dollars for the three and months ended March 31, 2004 was primarily due to a reduction in spending on marketing programs.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 2 percent to $30.6 million for the three months ended March 31, 2004 as compared to $29.9 million for the same period last year. These costs were 17 percent and 16 percent of total revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in product development and engineering costs in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004 is primarily due to an increase in product development and engineering headcount attributable in part to our acquisition of AvantGo in the second quarter of 2003.

We capitalized approximately $8.2 million of software development costs for the three months ended March 31, 2004 compared to $6.6 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, capitalized software costs included costs incurred for the development of the Adaptive Server ® Enterprise 12.5.2 and 15.0, Corporate Banking 2.1.1, and PowerBuilder® 10.0.

We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance and administrative functions, were $19.8 for the three months ended March 31, 2004 compared to $22.1 million for the three months ended March 31, 2003. These costs represented 11 percent and 12 percent of total revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004 was primarily due to an 8 percent decrease in the number of general and administrative personnel resulting from our 2003 restructuring activities and discretionary spending reductions.

Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI).

Stock Compensation Expense. Stock compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in the second quarter of 2001 and in the first quarters of 2003 and 2004, and the amortization of the value assigned to certain unvested stock options assumed in the acquisition of

NEN in 2001. The increase in this amount relates to the restricted stock granted in the first quarter of 2004.

Cost/(Reversal) of Restructuring.

2003 Restructuring Activities. During the quarter ended March 31, 2004, the Company recorded restructuring charges of $0.1 million for severance paid in connection with a foreign employee who was terminated under the 2003 Plan.

For further discussion regarding our restructuring activities, see Note 10 to Condensed Consolidated Financial Statements, Part I, Item I, incorporated here by reference.

Operating Income
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/30/03	Change
Operating income	$17.5	$16.9	4%
Percentage of total revenues	10%	9%

Operating income was $17.5 million for the three months ended March 31, 2004 compared to operating income of $16.9 million for the three months ended March 31, 2003. The increase in operating income for the three months ended March 31, 2004 is primarily due to the various factors discussed under “Costs and Expenses,” above.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/31/03	Change
Interest income	$2.9	$2.8	4%
Percentage of total revenues	2%	2%
Interest expense and other, net	$0.7	$(0.4)	*
Percentage of total revenues	*	*

*	Not meaningful

Interest income increased 4 percent to $2.9 million for the three months ended March 31, 2004 compared to $2.8 million for the same period last year. Interest income consists primarily of interest earned on our investments. The increase in interest income in the first quarter of 2004 is primarily due to the increase in the cash balances invested, offset somewhat by lower interest rate yields on the invested funds.

Interest expense and other, net was $0.7 million for the three months ended March 31, 2004 compared to $(0.4) million for the three months ended March 31, 2003. Interest expense and other, net, primarily includes: net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net improvement in interest expense and other, net was primarily the result of an increase in the realized foreign currency gains incurred in the quarter ended March 31, 2004.

Provision for Income Taxes
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/31/03	Change
Provision for income taxes	$7.9	$6.4	23%

For the three months ended March 31, 2004, the income tax provision was recorded at a rate of approximately 37 percent on operating income. Our effective tax rate differs from the statutory rate of 35 percent primarily due to the impact of state taxes. In the same period a year ago, the income tax provision was recorded at a rate of 33 percent, which differed from the statutory tax rate primarily due to the benefits of certain low tax foreign earnings that we were able to realize in 2003.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/31/03	Change
Net income	$13.2	$13.0	2%
Percentage of total revenues	7%	7%
Basic net income per share	$0.14	$0.14	*
Diluted net income per share	$0.13	$0.13	*
Shares used in computing basic net income per share	97.3	94.4	3%
Shares used in computing diluted net income per share	101.1	97.3	4%

*	Not meaningful

We reported net income of $13.2 million for the three months ended March 31, 2004 compared to net income of $13.0 million for the same period last year. The increase in net income for the three months ended March 31, 2004 is due to the various factors discussed under “Costs and Expenses,”above.

Basic net income per share was $0.14 for the three months ended March 31, 2004 and 2003. Diluted net income per share was $0.13 for the three months ended March 31, 2004 and 2003.

Shares used in computing basic net income per share increased 3 percent for the three months ended March 31, 2004 compared to the same period last year due primarily to the ongoing exercise of employee stock options, partially offset by shares repurchased under our stock repurchase program (See Note 9 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference).

Shares used in computing diluted net income per share increased 4 percent for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/04	3/31/03	Change
Working capital	$260.4	$118.4	120%
Cash, cash equivalents and cash investments	$586.7	$455.5	29%
Net cash provided by operating activities	$66.2	$95.5	(31%)
Net cash provided by (used for) investing activities	$26.7	$(13.8)	*
Net cash provided by (used for) financing activities	$(37.0)	$0.5	*

*	Not meaningful

Net cash provided by operating activities decreased 31 percent for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in net cash provided by operating activities was primarily due to aggressive collection efforts which significantly reduced our accounts receivables, and generated a significant cash benefit in the first quarter of 2003, and a lower increase in deferred revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Net cash provided by investing activities was $26.7 million for the three months ended March 31, 2004 compared to net cash used for investing activities of $13.8 million for the three months ended March 31, 2003. The shift from net cash used for investing activities to net cash provided by investing activities is primarily due to net dispositions of cash investments of $42.5 million during the three months ended March 31, 2004, compared to net dispositions of $19.6 million in cash investments during the three months ended March 31, 2003. In addition, $13.9 million in net cash was used for the acquisition of AvantGo during the three months ended March 31, 2003 compared to no cash used for acquisitions in the current quarter. We anticipate that the XcelleNet acquisition will result in a net cash outlay of approximately $85.0 million

Net cash used for financing activities was $37.0 million for the three months ended March 31, 2004 compared to net cash provided by financing activities of $0.5 million for the three months ended March 31, 2003. The shift from net cash provided by financing activities to net cash used for financing activities was primarily the result of a $44.4 million increase in the cash used to repurchase our common stock during the three months ended March 31, 2004, compared to the cash used for a similar purpose during the same period in 2003.

During the three months ended March 31, 2004, we repurchased 2.5 million shares of our common stock for $53.9 million pursuant to the Board of Directors’ authorization. For additional information regarding our stock repurchase program, see Note 9 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for future capital expenditures at March 31, 2004. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2004, we had identifiable net assets totaling $165.5 million associated with our European operations and $64.5 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

Future Operating Results

Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed below and elsewhere in this Report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report including those regarding forward-looking statements described on Page 3.

Significant variation in the timing and amount of our revenues may cause fluctuations in our quarterly operating results and accurate estimation of our revenues is difficult.

Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below and elsewhere in this offering memorandum, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and our quarterly license revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. During 2003, we experienced an overall increase in the volume of license revenue transactions but an overall decrease in the average dollar value of these deals. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending among our customers could result in fewer of these large customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the quarter ended March 31, 2004.

Our operating expenses are based on projected annual and quarterly revenue levels, and are generally incurred ratably throughout each quarter. Since our operating expenses are relatively fixed in the short term, failure to realize projected revenues for a specified period could adversely impact operating results, reducing net income or causing an operating loss for that period. The deferral or non-occurrence of such revenues would materially adversely affect our operating results for that quarter and could impair our business in future periods. Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters.

In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. In our experience, revenues from license fees tend to decline between the fourth quarter of one year and the first quarter of the next year. In the past, this seasonality has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter, and we cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuation in our operating results may contribute to volatility in our stock price, which would in turn adversely affect the trading price of the notes.

Economic conditions in the U.S. and worldwide could adversely affect our revenues.

Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years has contributed to a decrease in our revenues and revenue growth rates overall. The current mixed signs of world and U.S. economic recovery have caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which has also contributed to the decline in our revenues. Continued uncertainty in the economy, either alone or in tandem with other factors beyond the Company’s control (including war, political unrest, shifts in market demand for our products, etc.) could result in a continued decrease in our future revenues and revenue growth rates.

If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.

We currently derive a significant portion of our license revenue from sales of our products and services through non-exclusive distribution channels, including strategic partners, systems integrators (SIs), original equipment manufacturers (OEMs) and value-added resellers (VARs). We generally anticipate that sales of our products through these channels will account for a substantial portion of our license revenues in the foreseeable future. Because most of our channel relationships are non-exclusive, there is a risk that some or all of them could promote or sell our competitors’ products instead of ours, or that they will be unable to sell effectively new products that we may introduce. Additionally, if we are unable to expand our indirect channels, or these indirect channels fail to generate significant revenues in the future, our business could be harmed.

Our development, marketing and distribution strategies also depend in part on our ability to form strategic relationships with other technology companies. If these companies change their business focus, enter into strategic alliances with other companies or are acquired by our competitors or others, support for our products could be reduced or eliminated, which could have a material adverse effect on our business and financial condition.

Industry consolidation and other competitive pressures could affect prices or demand for our products and services, and our business may be adversely affected.

The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and a slow economic recovery in the U.S. There also appears to be a growing trend toward consolidation in the software industry, as evidenced by PeopleSoft’s 2003 acquisition of J.D. Edwards, IBM’s 2001 acquisition of the Informix database business and Oracle’s ongoing efforts to acquire PeopleSoft. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Such consolidation activity could pose a significant competitive disadvantage to us.

The significant purchasing and market power of larger companies may also subject us to increased pricing pressures. Many of our competitors may have greater financial, technical, sales and marketing resources, and a larger installed customer base than us. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must develop and promote new products and businesses, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

The ability to rapidly develop and bring to market advanced products and services to respond to changing business needs is crucial to maintaining our competitive position.

Increasing use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. We acquired AvantGo in 2003, as well as XcelleNet and certain assets of Dejima in April 2004, to enhance our mobile, wireless and embedded solutions that form the foundation of our Unwired Enterprise initiative. However, if the market for unwired solutions does not continue to develop as we anticipate, or if our solutions and services do not successfully compete in the relevant markets, we may not be able to timely or successfully respond to evolving business needs, and our operating results could be adversely affected.

If our existing customers cancel or fail to renew their technical support agreements, or if customers do not license new or additional products, our technical support revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from technical support services, which are included in service revenues. The terms of our standard software license arrangements provide for the payment of license fees and prepayment of first-year technical support fees. Support is renewable annually at the option of the end user. Therefore, if our existing customers cancel or fail to renew their technical support agreements, or if we are unable to generate additional support fees through the license of new products to existing or new customers, our business and future operating results could be adversely affected.

Any delays in our sales cycles could result in significant fluctuations in our quarterly operating results.

The length of our sales cycles varies significantly from product to product. The sales cycle for some of our products can take up to 18 months to complete. Any delay in the sale of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our potential customers’ internal budgeting processing. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sale cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or not recognize some or all of the anticipated revenue.

We may encounter difficulties completing or integrating our acquisitions and strategic relationships, which could adversely affect our operating results.

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired or invested in a number of companies and formed certain strategic relationships. For example, we acquired XcelleNet and certain assets of Dejima in April 2004. We expect to continue to pursue acquisitions of complimentary business product lines and technologies.

We may not achieve the desired benefits of our acquisitions and investments. For example, we may be unable to successfully assimilate an acquired company’s management team, employees or business infrastructure. Also, dedication of additional resources to execute acquisitions and handle these integration tasks could temporarily divert attention from other important business. Such acquisitions could also result in costs, liabilities, or additional expenses that could harm our results of operations and financial condition. In addition, we may not be able to maintain customer, supplier or other favorable business relationships of ours, or of our acquired operations, or be able to terminate or restructure unfavorable relationships. With respect to our investments in other companies, we may not realize a return on our investments, or the value of our investments may decline if the businesses in which we invest are not successful. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of additional debt, restructuring charges relating to the consolidation of operations and the creation of goodwill and other intangible assets that could result in amortization expense or impairment charges, any of which could adversely affect our operating results.

Restructuring activities and reorganizations in our sales model may not succeed in increasing revenues and operating results.

We believe that our restructuring activities over the past several years and our management of operating expenses have contributed to an increase in operating margins from 2002 to 2003. However, we do not believe we can further reduce our current cost structure in any material respects without fundamentally changing elements of our current business. If we were unable to generate increased revenues or control our operating expenses going forward, our results of operations would be adversely affected.

Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. For example, in January 2003, we reorganized our sales focus with the creation of the Infrastructure Platform Group (IPG), which was designed to integrate and provide synergies among our different products lines and to focus on increasing our market presence and revenue through indirect channels such as SIs, OEMs and VARs and other resellers. In the process of this reorganization, we brought three of our former divisions, ESD, eBD and BID, under a single umbrella, and reduced the number of our business divisions from five to three. Other organizational changes in our sales or divisional model could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure you that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.

Our results of operations may depend on the compatibility of our products with other software developed by third parties.

Our future results may be affected if our products cannot interoperate and perform well with software products of other companies. Certain leading applications currently are not, and may never be, interoperable with our products. In addition, many of our principal products are designed for use with products offered by competitors. In the future, vendors of non-Sybase products may become less willing to provide us with access to their products, technical information, and marketing and sales support, which could harm our business and prospects.

We are subject to risks arising from our international operations.

We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2003, revenues outside North America represented 41 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations.

Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.

We face exposure to adverse movements in foreign currency exchange rates.

We experience foreign exchange translation exposure on our net assets and transactions denominated in currencies other than the U.S. dollar. As of December 31, 2003, we had identified net assets totaling $143.2 million associated with our EMEA operations, and $60.6 million associated with our Asia Pacific and Latin America operations. For further discussion, see “Quantitative and Qualitative Disclosures of Market Risk — Foreign Exchange Risk,” Part I, Item 3, below.

If we are unable to protect our intellectual property, or if we infringe or are alleged to infringe a third party’s intellectual property, our operating results may be adversely affected.

We rely on a combination of copyright, patent, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Our inability to obtain adequate copyright, patent or trade secret protection for our products in certain countries could diminish the competitive advantages we derive from our proprietary technology and may have a material adverse impact on future operating results. In addition, as the number of software products and associated patents increase, it is possible that software developers will become subject to more frequent infringement claims.

We have in the past received, and may in the future receive, claims by third parties asserting that our products violate their patents or other proprietary rights. It is likely that such claims will be asserted in the future. In addition, to the extent we acquire other intellectual property rights, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. For example, a trademark infringement and dilution case filed in 1999 against NEN, which we acquired in April 2001, resulted in a multi-million dollar judgment against NEN and an injunction against NEN’s use of the trade name “NEON.” The action was settled in September 2001 for a lesser amount as well as certain other concessions. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm the Company’s business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

Our key personnel are critical to our business, and we cannot assure you that they will remain with us.

Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team and further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot assure you that we will retain our officers and key employees. In particular, our inability to hire and retain qualified technical, managerial, sales and other employees could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.

Changes in accounting and legal standards could adversely affect our future operating results.

During the past several years, various accounting guidance has been issued with respect to revenue recognition rules in the software industry. However, much of this guidance addresses software revenue recognition primarily from a conceptual level, and is silent as to specific implementation requirements. As a consequence, accounting firms and their clients have been required to make assumptions and judgments, in certain circumstances, regarding application of the rules to transactions not addressed by the existing rules. We believe our current business arrangements and contract terms have been properly reported under the current rules. However, if final interpretations of, or changes to, these rules necessitate a change in our current revenue recognition practices, our results of operations, financial condition and business could be materially and adversely affected.

In the last half of 2003, the Financial Accounting Standards Board, or FASB, made several significant decisions regarding its ongoing project on accounting for stock-based compensation. We currently account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” However, it is expected that FASB will issue new rules sometime in the third quarter of 2004 requiring companies to expense employee stock options and other equity-based compensation using the fair value method beginning in January 2005. These rulings likely will affect the accounting for our current employee stock option and stock purchase plans, and could have an adverse effect on our accounting for compensation expenses if we are unable to modify our plans in an appropriate or timely manner.

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas. Many of these new SEC-mandated rules and procedures became effective during the latter half of 2002 and during 2003, and we are now required to comply with these requirements. We are also subject to additional rules and regulations, including those enacted by the New York Stock Exchange where our common stock is traded, starting in 2004. We believe our corporate practices and standards meet the current rules and regulations currently in effect. However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations.

Our operations and financial results could be severely harmed by certain natural disasters.

Our headquarters and some of our major customers’ facilities are located near major earthquake faults. We have not been able to maintain earthquake insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative safety measures. We currently ship most of our products from our Dublin, California facility near the site of our corporate headquarters. If a major earthquake or other natural disaster occurs, disruption of operations at that facility could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.

The market price of our common stock is highly volatile and you may not be able to resell your shares of our stock at or about the price you paid, or at all.

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly adversely impact our stock price. As a result, some investors will experience gains while others will experience losses depending on the timing of their investments. The market for our common stock and for stocks of companies in technology-related industries generally has been highly volatile, and the trading price of our common stock has fluctuated widely in recent years. This volatility may be exaggerated if the trading volume of our common stock is low. In addition, the market price for our common stock may fluctuate dramatically in response to a variety of factors, including but not limited to the following:

•	Shortfalls in revenues, revenue growth rates or net income compared to those forecast by us or estimated by securities analysts

•	Announcements of new products by us or our competitors

•	Quarterly fluctuations in our financial results or the results of other software companies, including our direct competitors

•	The public’s reaction to our press releases, announcement and our filings with the SEC

•	Acquisitions or entry into strategic alliances by us or our competitors

•	The level and changing nature of terrorist activity and continued war and political unrest in the Middle East

•	The gain or loss of significant customer or strategic relationships

•	Announcement of technological or competitive developments

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as more fully described on Page 3 of this Report.

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2004 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at March 31, 2004 were material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2003.

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

PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2004, the Company made the following repurchases of its Common Stock:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2004)	Purchased (#)	($)	Programs (#)	or Programs ($)
January 1 - 31	311,000	$21.50	311,000	$20,164,000
February 1 – 29	2,178,000	21.68	2,178,000	165,279,000 *
March 1 – 31	0	—	—	—

Total	2,469,000	$21.62	2,489,000	$165,279,000

* Includes the addition of $200 million for the Company’s stock repurchase program authorized by the Company’s Board of Directors in February 2004. For a description of the stock repurchase program, see Note 9 to Condensed Consolidated Financial Statements, Part I, Item 1.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits furnished pursuant to Section 601 of Regulation S-K

The information required by this item is incorporated here by reference to the “Exhibit Index” attached to this Report on Form 10-Q.

(b)	Reports on Form 8-K:

(i) On January 30, 2004, we filed a Report on Form 8-K in connection with our press release announcing our results for the year ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2004	SYBASE, INC.
	By	/s/ PIETER VAN DER VORST
Pieter Van der Vorst
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ MARTIN J. HEALY
Martin J. Healy
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Restated Certificate of Incorporation of Registrant, as amended

3.2	(2)	Bylaws of Registrant, amended and restated as of February 4, 2004

10.1	(3)	Sybase, Inc. Amended and Restated 2003 Stock Plan

10.2		Letter dated February 9, 2004 to John Chen regarding 2004 compensation

10.3		Letter dated February 9, 2004 to Pieter Van der Vorst regarding 2004 compensation

10.4		Letter dated February 9, 2004 to Marty Beard regarding 2004 compensation

10.5		Letter dated February 9, 2004 to Raj Nathan regarding 2004 compensation

10.6		Letter dated February 9, 2004 to Thomas Volk regarding 2004 compensation

10.7		2004 Sales Compensation Plan Summary for Thomas Volk effective January 1, 2004

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed in response to Item 14(a) “Exhibits,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)	Incorporated by reference to exhibits filed in response to Part IV, Item 15(a) “Exhibits,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to Appendix 2 to the Company’s 2004 Proxy Statement dated April 19, 2004, filed with Securities and Exchange Commission on April 21, 2004.