Form 10-Q
period 2004-06-30
SYBASE INC
filed 2004-08-09
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

On July 31, 2004, 95,039,959 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2003
Current assets:
Cash and cash equivalents	$252,789	$315,404
Short-term cash investments	132,253	155,093

Total cash, cash equivalents and short-term cash investments	385,042	470,497
Restricted cash	4,842	4,747
Accounts receivable, net	116,555	140,332
Deferred income taxes	11,705	12,739
Other current assets	17,530	16,167

Total current assets	535,674	644,482
Long-term cash investments	66,428	103,296
Restricted long-term cash investments	3,400	3,400
Property, equipment and improvements, net	73,737	67,462
Deferred income taxes	42,750	58,506
Capitalized software, net	59,975	58,947
Goodwill, net	213,989	140,875
Other purchased intangibles, net	79,982	38,715
Other assets	34,450	35,673

Total assets	$1,110,385	$1,151,356

Current liabilities:
Accounts payable	$17,932	$15,425
Accrued compensation and related expenses	36,124	39,134
Accrued income taxes	32,047	33,677
Other accrued liabilities	73,355	94,611
Deferred revenue	220,184	206,881

Total current liabilities	379,642	389,728
Other liabilities	27,174	15,129
Minority interest	5,030	5,030
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 95,976,651 outstanding (2003-105,337,362 shares issued and 98,525,464 outstanding)	105	105
Additional paid-in capital	940,797	933,657
Accumulated deficit	(100,377)	(126,385)
Accumulated other comprehensive income	19,074	26,849
Cost of 9,360,711 shares of treasury stock (2003-6,811,898 shares)	(151,911)	(87,672)
Unearned compensation	(9,149)	(5,085)

Total stockholders’ equity	698,539	741,469

Total liabilities and stockholders’ equity	$1,110,385	$1,151,356

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2004	2003	2004	2003
Revenues:
License fees	$60,427	$63,897	$118,332	$124,771
Services	127,603	128,135	252,857	248,808

Total revenues	188,030	192,032	371,189	373,579
Costs and expenses:
Cost of license fees	15,558	14,589	29,138	28,518
Cost of services	41,455	40,643	83,039	79,874
Sales and marketing	62,066	59,666	120,238	118,162
Product development and engineering	29,121	29,348	59,769	59,266
General and administrative	21,300	20,471	41,073	42,571
Amortization of other purchased intangibles	1,285	500	1,785	1,000
Stock compensation expense	1,544	727	2,846	1,388
Cost (reversal) of restructure	(253)	7957	(128)	7,748

Total costs and expenses	172,076	173,901	337,760	338,527

Operating income	15,954	18,131	33,429	35,052
Interest income	2,648	2,872	5,546	5,699
Interest expense and other, net	(261)	652	431	268

Income before income taxes	18,341	21,655	39,406	41,019
Provision for income taxes	5,519	7,096	13,398	13,486

Net income	$12,822	$14,559	$26,008	$27,533

Basic net income per share	$0.13	$0.16	$0.27	$0.29

Shares used in computing basic net income per share	96,130	93,787	96,710	94,072

Diluted net income per share	$0.13	$0.15	$0.26	$0.28

Shares used in computing diluted net income per share	98,612	96,432	99,826	96,858

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2004	2003
Cash and cash equivalents, beginning of year	$315,404	$231,267
Cash flows from operating activities:
Net income	26,008	27,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,325	42,127
Write-off of assets in restructuring	427	343
(Gain) Loss on disposal of assets	224	(168)
Deferred income taxes	(2,130)	(2,675)
Amortization of deferred stock-based compensation	2,845	1,388
Changes in assets and liabilities:
Accounts receivable	28,868	52,531
Other current assets	(580)	778
Accounts payable	3,793	(182)
Accrued compensation and related expenses	(4,113)	(3,389)
Accrued income taxes	(1,299)	1,773
Other accrued liabilities	(25,814)	(23,433)
Deferred revenues	10,175	20,826
Other liabilities	3,221	2,414

Net cash provided by operating activities	82,950	119,866
Cash flows from investing activities:
(Increase) Decrease in restricted cash	(95)	1,249
Purchases of available-for-sale cash investments	(101,307)	(134,283)
Maturities of available-for-sale cash investments	88,134	41,350
Sales of available-for-sale cash investments	71,673	38,755
Business combinations, net of cash acquired	(81,270)	(13,900)
Purchases of property, equipment and improvements	(14,553)	(20,608)
Proceeds from sale of fixed assets	110	141
Capitalized software development costs	(17,772)	(15,130)
Decrease in other assets	1,323	2,216

Net cash used for investing activities	(53,757)	(100,210)
Cash flows from financing activities:
Repayments of long-term obligations	(22,173)	—
Net proceeds from the issuance of common stock and reissuance of treasury stock	20,408	13,853
Purchases of treasury stock	(84,417)	(30,883)

Net cash used for financing activities	(86,182)	(17,030)
Effect of exchange rate changes on cash	(5,626)	15,177

Net increase (decrease) in cash and cash equivalents	(62,615)	17,803

Cash and cash equivalents, end of period	252,789	249,070
Cash investments, end of period	198,681	210,255

Total cash, cash equivalents and cash investments, end of period	$451,470	$459,325

Supplemental disclosures:
Interest paid	$61	$34
Income taxes paid	$18,918	$13,768

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

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

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

Had compensation cost been charged to expense for grants to employees under the Company’s fixed stock option plans (including the Financial Fusion, Inc. (FFI) and iAnywhere Solutions, Inc. (iAS) stock plans) and the Company’s employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged by FAS 123, the Company’s basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(Dollars in thousands, except per share data)	6/30/04	6/30/03	6/30/04	6/30/03
As reported net income – stock-based employee compensation determined using the intrinsic value method	$12,822	$14,559	$26,008	$27,533
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$1,544	$727	$2,846	$1,388
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(7,110)	$(7,847)	$(13,963)	$(15,973)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$7,256	$7,439	$14,891	$12,948
Basic net income per share
As reported	$0.13	$0.16	$0.27	$0.29
Pro forma	0.08	0.08	0.15	0.14
Diluted net income per share
As reported	$0.13	$0.15	$0.26	$0.28
Pro forma	0.07	0.08	0.15	0.14

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

     The fair value employee compensation cost presented above was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Expected volatility	54.32%	64.72%	54.80%	65.81%
Risk-free interest rates	3.35%	2.17%	3.02%	2.47%
Expected lives (years)	4.25	4.25	4.25	4.25
Expected dividend yield	—	—	—	—

3. Business Combinations. On April 30, 2004, Sybase acquired all the outstanding capital stock of XcelleNet, Inc. (XcelleNet) a privately held provider of frontline device management software, for approximately $92.6 million in cash including $0.7 million in merger-related transaction expenses. As a result of the acquisition, Sybase expects to strengthen its position in the mobile middleware market and bring important enhancements to its Unwired Enterprise offerings. The results of XcelleNet are included in the Company’s iAS reporting segment for the period May 1 through June 30, 2004. The excess of the purchase price over the fair value of the net tangible assets acquired is approximately $121.9 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent upon the filing of XcelleNet’s final federal and state income tax returns.

Of the estimated $121.9 million excess, $22.8 million was allocated to developed technology, $19.9 million was allocated to customer lists, $4.0 million was allocated to the XcelleNet family of trade names, $2.8 million was allocated to covenant not to compete, and $72.4 million was allocated to goodwill. The developed technology and customer lists were assigned useful lives of seven years, the covenant not to compete was assigned a useful life of 18 months, and an indefinite life was assigned to the trade names. The allocation and assignment of useful lives was based on a valuation prepared by an independent third-party appraiser. The amount allocated to in-process research and development was charged to expense as a non-recurring charge in the second quarter of 2004 since the in-process research and development had not yet reached technological feasibility and had no alternative future uses. Included in the goodwill is approximately $18.1 million which has an offsetting amount allocated to long-term deferred tax liability for the tax effect of the amortization of the developed technology, customer lists, and covenant not to compete, which is not deductible for tax purposes.

The following unaudited pro forma quarterly financial information presents the combined results of operations of Sybase and XcelleNet as if the acquisition of XcelleNet had occurred as of the beginning of 2004 and 2003, respectively. The pro forma quarterly financial information gives effect to certain adjustments, including the amortization of purchased intangibles and the elimination of XcelleNet’s amortization of purchased intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
(In thousands, except per share data)	6/30/04	6/30/03
Revenue	$382,645	$392,348
Net income	$20,851	$24,114
Basic net income per share	$0.22	$0.26
Diluted net income per share	$0.21	$0.25

On April 30, 2004, the Company also acquired the intellectual property assets and certain tangible assets of Dejima, Inc., a private software company providing mobile access using natural language interface technology, for approximately $2.0 million in cash. This purchase price exceeds the fair value of the net tangible assets acquired by $2.8 million. Of this excess, $2.0 million was allocated to developed technology with a useful life of seven years, and $0.8 million was assigned to goodwill. The Company intends to integrate the Dejima technology into its iAnywhere Solutions subsidiary.

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands, except per share data)	6/30/04	6/30/03	6/30/04	6/30/03
Net income	$12,822	$14,559	$26,008	$27,533

Basic net income per share	$0.13	$0.16	$0.27	$0.29

Shares used in computing basic net income per share	96,130	93,787	96,710	94,072

Diluted net income per share	$0.13	$0.15	$0.26	$0.28

Shares used in computing basic net income per share	96,130	93,787	96,710	94,072
Dilutive effect of stock options and restricted stock	2,482	2,645	3,116	2,786

Shares used in computing diluted net income per share	98,612	96,432	99,826	96,858

5. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands)	6/30/04	6/30/03	6/30/04	6/30/03
Net income	$12,822	$14,559	$26,008	$27,533
Foreign currency translation gains/(losses)	(4,622)	11,240	(6,944)	17,730
Unrealized gains/(losses) on marketable securities	(1,028	16	(830)	(102)

Comprehensive income	$7,172	$25,815	$18,234	$45,161

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Guarantees. The Company is required to recognize the fair value for certain guarantees and indemnification arrangements issued or modified after December 31, 2002. In addition, the Company is required to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Under its standard software license agreement (SWLA), the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, the Company has not recorded a liability relating to such provisions. Under the SWLA, the Company also represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Under its standard consulting and development agreement, the Company warrants that the services it performs will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accruals for warranty claims have been made. Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made.

7. Segment Information. The Company is organized into three separate business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions; and Financial Fusion, Inc. (FFI), which delivers integrated banking, payment and trade messaging solutions to large financial institutions. The Company discloses iAS, FFI, IPG as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Sybase’s chief operating decision maker (CODM), is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net, the provision for income taxes, and the cumulative effect of an accounting change are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company has allocated the costs associated with 2003 restructuring activities to each reportable segment. Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, restructuring related expenses and reversals associated with restructuring activities undertaken before 2003 are not included in segment level operating results but instead are included in the total for unallocated cost savings.SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended June 30, 2004 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$38,742	$6	$—	—	$38,748
Mobile and Embedded	7,947	11,330	—	—	19,277
E-Finance	410	—	1,992	—	2,402

Subtotal license fees	47,099	11,336	1,992	—	60,427
Intersegment license revenues	21	6,748	342	(7,111)	—

Total license fees	47,120	18,084	2,334	(7,111)	60,427
Services	119,382	4,258	3,963	—	127,603
Intersegment service revenues	11	6,656	1,096	(7,763)	—

Total services	119,393	10,914	5,059	(7,763)	127,603

Total revenues	166,513	28,998	7,393	(14,874)	188,030
Total allocated costs and expenses before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	150,174	25,814	7,217	(14,874)	168,331

Operating income before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	16,339	3,184	176	—	19,699
Amortization of other purchased intangibles	—	785	500	—	1,285
Amortization of purchased technology	2,920	836	811	—	4,567

Operating income (loss) before unallocated costs and cost of restructure	13,419	1,563	(1,135)	—	13,847
Cost of restructure – 2003 restructuring activities	429	(2)	—	—	427

Operating income (loss) before unallocated costs	$12,990	$1,565	$(1,135)	—	13,420

Unallocated cost savings					(2,534)

Operating income					15,954
Interest income, interest expense and other, net					2,387

Income before income taxes					$18,341

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended June 30, 2003 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$48,235	$9	$—	—	$48,244
Mobile and Embedded	6,099	8,268	—	—	14,367
E-Finance	792	—	494	—	1,286

Subtotal license fees	55,126	8,277	494	—	63,897
Intersegment license revenues	22	5,087	660	(5,769)	—

Total license fees	55,148	13,364	1,154	(5,769)	63,897
Services	123,264	2,681	2,190	—	128,135
Intersegment service revenues	—	6,688	1,180	(7,868)	—

Total services	123,264	9,369	3,370	(7,868)	128,135

Total revenues	178,412	22,733	4,524	(13,637)	192,032
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	154,740	18,552	5,984	(13,637)	165,639

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	23,672	4,181	(1,460)	—	26,393
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	100	811	—	3,831

Operating income (loss) before unallocated costs and cost of restructure	20,752	4,081	(2,771)	—	22,062
Cost of restructure – 2003 restructuring activity	8,291	341	13	—	8,645

Operating income (loss) before unallocated costs	$12,461	$3,740	$(2,784)	—	13,417

Unallocated cost savings					(4,714)

Operating income					18,131
Interest income, interest expense and other, net					3,524

Income before income taxes					$21,655

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2004 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$82,122	$46	$—	—	$82,168
Mobile and Embedded	13,000	19,669	—	—	32,669
E-Finance	512	—	2,983	—	3,495

Subtotal license fees	95,634	19,715	2,983	—	118,332
Intersegment license revenues	74	10,971	446	(11,491)	—

Total license fees	95,708	30,686	3,429	(11,491)	118,332
Services	238,451	6,885	7,521	—	252,857
Intersegment service revenues	11	13,189	2,331	(15,531)	—

Total services	238,462	20,074	9,852	(15,531)	252,857

Total revenues	334,170	50,760	13,281	(27,022)	371,189
Total allocated costs and expenses before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	296,407	46,199	13,910	(27,022)	329,494

Operating income (loss) before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	37,763	4,561	(629)	—	41,695
Amortization of other purchased intangibles	—	785	1,000	—	1,785
Amortization of purchased technology	5,840	936	1,622	—	8,398

Operating income (loss) before unallocated costs and cost of restructure	31,923	2,840	(3,251)	—	31,512
Cost of restructure – 2003 restructuring activity	555	(2)	—	—	553

Operating income (loss) before unallocated costs	$31,368	$2,842	$(3,251)	—	30,959

Unallocated cost savings					(2,470)

Operating income					33,429
Interest income, interest expense and other, net					5,977

Income before income taxes					$39,406

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2003 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$96,595	$732	$—	—	$97,327
Mobile and Embedded	10,925	14,943	—	—	25,868
E-Finance	941	—	635	—	1,576

Subtotal license fees	108,461	15,675	635	—	124,771
Intersegment license revenues	43	9,096	802	(9,941)	—

Total license fees	108,504	24,771	1,437	(9,941)	124,771
Services	239,667	4,718	4,423	—	248,808
Intersegment service revenues	3	12,666	2,284	(14,953)	—

Total services	239,670	17,384	6,707	(14,953)	248,808

Total revenues	348,174	42,155	8,144	(24,894)	373,579
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	307,240	34,515	11,531	(24,894)	328,392

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	40,934	7,640	(3,387)	—	45,187
Amortization of other purchased intangibles	—	—	1,000	—	1,000
Amortization of purchased technology	5,840	133	1,622	—	7,595

Operating income (loss) before unallocated costs and cost of restructure	35,094	7,507	(6,009)	—	36,592
Cost of restructure – 2003 restructuring activity	8,291	341	13	—	8,645

Operating income (loss) before unallocated costs	$26,803	$7,166	$(6,022)	—	27,947

Unallocated cost savings					(7,105)

Operating income					35,052
Interest income, interest expense and other, net					5,967

Income before income taxes					$41,019

8. Accounting for Goodwill

The following table reflects the changes in the carrying amount of goodwill by reporting unit.

				Consolidated
(In thousands)	IPG	FFI	iAS	Total
Balance at January 1, 2004	$103,260	$29,281	$8,334	$140,875
Goodwill recorded on XcelleNet acquisition	—	—	72,440	72,440
Goodwill recorded on Dejima acquisition	—	—	837	837
Foreign currency translation adjustments	(163)	—	—	(163)

Balance at June 30, 2004	$103,097	$29,281	$81,611	$213,989

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reflects intangible assets as of June 30, 2004 and December 31, 2003:

	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
(In thousands)	6/30/04	6/30/04	6/30/04	12/31/03	12/31/03	12/31/03
Purchased technology	$103,900	$(64,044)	$39,856	$79,100	$(55,596)	$23,504
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	—	—	—
Covenant not to compete	2,800	(311)	2,489	—	—	—
Customer lists	39,900	(9,363)	30,537	20,000	(7,889)	12,111

Totals	$153,700	$(73,718)	$79,982	$102,200	$(63,485)	$38,715

The amortization expense on these intangible assets for the three and six months ended June 30, 2004 was $5.9 million and $10.2 million, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2004	$22,808
2005	16,658
2006	8,924
2007	8,757
2008	8,757

The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.

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

10. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first six months of 2004, the Company repurchased approximately 4.3 million shares at a cost of approximately $84.4 million. From the program’s inception through June 30, 2004, the Company has used an aggregate total of $465.2 million under the stock repurchase program (of the total $600 million authorized) to repurchase an aggregate total of 29.1 million shares.

11. Restructuring.

The Company has initiated restructuring activities in 2001, 2002 and 2003, and assumed certain restructuring program liabilities of AvantGo, Inc. when it acquired that company in 2003. For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended June 30, 2004 are described below.

2003 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through June 30, 2004:

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Termination
	payments to	Lease
	employees	cancellations
	and other	and
(Dollars in millions)	related costs	commitments	Total
Accrued liabilities at December 31, 2003	$0.6	$0.7	$1.3
Amounts paid	0.6	0.2	0.8
Amounts accrued	0.1	—	0.1

Accrued liabilities at March 31, 2004	$0.1	$0.5	$0.6
Amounts paid	0.1	0.5	0.6
Amounts accrued	—	0.4	0.4

Accrued liabilities at June 30, 2004	$—	$0.4	$0.4

2002 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through June 30, 2004:

	Lease
	cancellations
	and
(Dollars in millions)	commitments	Other	Total
Accrued liabilities at December 31, 2003	$14.3	$0.2	$14.5
Amounts paid	1.4	—	1.4

Accrued liabilities at March 31, 2004	$12.9	$0.2	$13.1
Amounts paid	0.9	—	0.9
Amounts reversed	0.7	—	0.7

Accrued liabilities at June 30, 2004	$11.3	$0.2	$11.5

2001 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with the 2001 restructuring plan through June 30, 2004:

Lease
cancellations
and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2003	$12.8
Amounts paid	0.8

Accrued liabilities at March 31, 2004	$12.0
Amounts paid	1.4

Accrued liabilities at June 30, 2004	$10.6

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Lease
cancellations
and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2003	$3.3
Amounts paid	0.3

Accrued liabilities at March 31, 2004	$3.0
Amounts paid	0.5

Accrued liabilities at June 30, 2004	$2.5

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Our Business

We are a global enterprise software company that primarily derives our revenues from sales of enterprise and mobile software solutions to business and government users. Our value proposition to our customers involves enabling the Unwired Enterprise.

The first step toward achieving the Unwired Enterprise is managing information across the enterprise. Our proven and extensive track record in information management, information access, application development and integration solutions allows our customers to extract more value from their information technology (IT) investments. Our solutions unlock, integrate, and seamlessly deliver just about any type of data, whether in a database, a transaction, or an application.

The second step to enabling the Unwired Enterprise is to allow for the access and use of information assets when and where they are needed. Our mobility solutions allow information to flow freely and to be delivered to the point of action, anywhere, anytime and on any platform. We deliver a full range of mobile enterprise solutions that includes mobile databases, middleware, synchronization, and management software.

Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions.

During the quarter we strengthened our Unwired Enterprise offerings through the acquisition of XcelleNet, Inc. (XcelleNet) a privately held provider of frontline device management software for approximately $93 million and substantially all the assets of Dejima, Inc. (Dejima) a private software company providing mobile access using natural language interface technology for approximately $2 million. We have integrated XcelleNet and Dejima into our iAS segment and believe these acquisitions will generate further growth opportunities within this segment, and for our Unwired Enterprise initiative.

•	Our Results

We reported total revenues of $188.0 million for the second quarter of fiscal 2004, a slight decrease from total revenues of $192.0 million for the same period last year. For the first six months of fiscal 2004 total revenues were $371.2 million compared to $373.6 million for the same six month period in 2003.

The decrease in revenue for the three and six month periods is primarily attributable to a decline in license revenues in our IPG segment, partially offset by increased license revenues within our iAS and FFI segments. The license revenue of the IPG segment, which decreased by approximately 15 percent and 12 percent for the three and six month periods ended June 30, 2004 compared to the same periods in 2003, was especially impacted by a variety of factors that pushed larger transactions out and lengthened the sales cycle. Some of these included internal sales execution issues associated with solution selling that we are now addressing, customers making smaller purchases and taking longer to make purchasing decisions, and customers exploring different pricing models such as subscription pricing.

The license revenues of the iAS segment increased by approximately 35 percent and 24 percent for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. Without consideration of Xcellenet, which was purchased on April 30, 2004, the growth rates for the three and six month periods would have been 16 percent and 13 percent, respectively. We believe the increase in iAS license revenues signals increasing momentum for our Unwired Enterprise initiative.

The license revenues for the FFI segment increased by approximately 92 percent and 143 percent for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. The increases were the result of several significant transactions with financial institutions that occurred during the quarter in North America.

Our operating margin was 8.5 percent for the second quarter of 2004, and 9.0 percent for the first six months of 2004, compared to 9.4 percent for the same two periods in 2003. The decrease in our operating margin was largely attributable to the inclusion of losses from the operations of XcelleNet and Dejima in the second quarter of 2004. These acquisitions had an adverse impact of 1.4 percent and 0.7 percent on the operating margins for our three and six month results, respectively.

For the six months ended June 30, 2004, approximately 55 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations. This percentage was consistent with the geographic revenue mix in 2003.

Our overall financial position remains strong. We generated net cash from operating activities of $83.0 million in the first six months of 2004, and had $451.5 million in cash, cash equivalents and cash investments at June 30, 2004. We had no outstanding debt, with our long-term liabilities comprised solely of certain lease obligations.

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

As was the case in 2003, the majority of our license fees revenues during 2004 have come from sales to our existing customers. In recent years, fewer of our clients have undertaken large-scale infrastructure investments requiring significant investment in our core enterprise database products and related services (this also contributed to a decline in our consulting and education revenues). We believe this is partly due to market saturation in some of our target markets (including financial services, insurance and telecommunications) where large enterprises have invested heavily in their core database infrastructures during the past 15 years.

We continue to observe some notable changes to historical IT spending patterns. Specifically, while we continue to see an overall increase in our transaction volume for license revenues, the average dollar value of these transactions is lower than historical amounts. This pattern supports our view that fiscally cautious customers are purchasing products and services based more on present need and less on fulfilling anticipated future needs. Overall, mixed signs of a strong U.S. and global economic recovery make it difficult to project whether the overall market for enterprise infrastructure software will materially improve.

Moving forward, we will continue to manage our operating expenses as we aggressively pursue our Unwired Enterprise initiative and strategic alliances with our key partners including SAP, Intel, and others. For further discussion of the effect of current business trends on our results of operations, see “Future Operation Results,” below.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principals require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Future Operating Results,” below).

•	Revenue Recognition

     Revenue recognition rules for software companies are very complex. We follow specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments would include, for example, the determination of a customer’s creditworthiness or whether included services were essential to the functionality of a product thereby requiring percentage of completion accounting.

     We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We license software under non-cancelable license agreements. License fees revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill at least annually for impairment. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. As of June 30, 2004, our goodwill balance totaled $212.7 million.

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

We have recorded significant accruals in connection with various restructuring activities. These accruals include estimated net costs to settle certain lease obligations based on the analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from the estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates. See Note 11 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

Results of Operations

Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/04	6/30/03	Change	6/30/04	6/30/03	Change
License fees by segment:
IPG	$47.1	$55.1	(15%)	$95.7	$108.5	(12%)
IAS	18.1	13.4	35%	30.7	24.8	24%
FFI	2.3	1.2	92%	3.4	1.4	143%
Eliminations	(7.1)	(5.8)	22%	(11.5)	(9.9)	16%

Total license fees	$60.4	$63.9	(5%)	$118.3	$124.8	(5%)
Percentage of total revenues	32%	33%		32%	33%
Services by segment:
IPG	$119.4	$123.3	(3%)	$238.5	$239.7	(1%)
IAS	10.9	9.3	17%	20.1	17.4	16%
FFI	5.1	3.4	50%	9.8	6.7	46%
Eliminations	(7.8)	(7.9)	(1%)	(15.5)	(15.0)	3%

Total Services	$127.6	$128.1	*	$252.9	$248.8	2%
Percentage of total revenues	68%	67%		68%	67%
Total revenues	$188.0	$192.0	(2%)	$371.2	$373.6	(1%)

*	Not meaningful

Total license fees decreased 5 percent for the three and six months ended June 30, 2004 compared to the same periods last year. The decrease in license fees revenues during the quarter and year to date is primarily attributable to a decline in license revenues in our IPG segment, partially offset by increased license revenues within our iAS and FFI segments. The decline in IPG license revenues during Q2 and the first six months of 2004 was mostly attributable to a decline in license revenues associated to our Adaptive Server Enterprise product. Our views regarding the overall reasons for the decline in IPG license revenues are discussed above in the

Overview section.

Without consideration of Xcellenet, which was purchased on April 30, 2004, the growth rates for the iAS segment during the three and six month periods would have been 16 percent and 13 percent, respectively. The increase in iAS license revenues (excluding Xcellenet) during Q2 and the first six months of 2004 was primarily attributable to increase sales of the SQL Anywhere product by the iAS direct sales force. The increase in FFI license revenues for the three and six months was primarily attributable to increased sales of the segment’s core banking application product in North America.

Segment revenue includes transactions between the segments, and in the most common instance relates to the sale of iAS and FFI products and services by the IPG segment. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segments. The total transfers between the segments are captured in “Eliminations”.

Total services revenues (derived from technical support, education, and professional services) slightly declined for the three months ended June 30, 2004, and increased by 2 percent for the six months ended June 30, 2004 as compared to the same periods in 2003. Approximately 77 percent of services revenues for Q2 and the six month period ended June 30, 2004 related to technical support revenues. These percentages are consistent with the percentages for the comparable periods in 2003. Overall, technical support revenue was flat for Q2, and up slightly for the six month period ended June 30, 2004. The deferred revenue related to technical support contracts at the end of Q2 was relatively unchanged from the deferred revenue related to such contracts at June 30, 2003.

Other services revenues were down slightly for Q2, and up slightly for the six month period ended June 30, 2004 when compared to the same periods of 2003. During both the three and six month periods, the revenues from professional services were up slightly (largely attributable to the FFI segment) while the revenues from education services declined.

The slight decrease in service revenues for the three months ended June 30, 2004 was primarily due to a 3 percent decline in overall services revenues in the IPG segment (primarily technical support revenues), partially offset by an increase in technical support revenues in the iAS segment and an increase in North America professional services revenues in the FFI segment. The 2 percent increase in services revenues for the six months ended June 30, 2004 was primarily due to a rise in technical support revenues in the IPG and iAS segments resulting from an increase in the value of licensed products subject to technical support services agreements in the period, and an increase in professional services revenues in the FFI segment, partially offset by a decline in education and professional services revenues in the IPG segment. XcelleNet contributed $1.5 million to the iAS segment’s service revenues in Q2.

Geographical Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/04	6/30/03	Change	6/30/04	6/30/03	Change
North American	$110.9	$111.1	*	$216.5	$217.1	*
Percentage of total revenues	59%	58%		58%	58%
International EMEA (Europe, Middle East and Africa)	$49.8	$54.8	(9%)	$100.5	$105.7	(5%)
Percentage of total revenues	26%	28%		27%	28%
Intercontinental (Asia Pacific and Latin America)	$27.3	$26.1	5%	$54.2	$50.8	7%
Percentage of total revenues	15%	14%		15%	14%
Total International	$77.1	$80.9	(5%)	$154.7	$156.5	(1%)
Percentage of total revenues	41%	42%		42%	42%
Total revenues	$188.0	$192.0	(2%)	$371.2	$373.6	(1%)

*	Not meaningful

North American revenues (United States, Canada and Mexico) remained relatively flat for the three and six months ended June 30, 2004 as compared to the same periods in 2003. There was a decline in license fees revenues from both enterprise database products and third party royalties associated with certain integration products included in the IPG segment. This decrease was largely offset by an increase in license fees revenues from products included in the iAS and FFI segments and an increase in professional services revenues.

EMEA (Europe, Middle East and Africa) revenues for the three and six months ended June 30, 2004 decreased 9 percent and 5 percent, respectively, as compared to the same periods in 2003. There was a drop in license fees revenues from enterprise database products included in the IPG segment and a decline in professional services revenues, partially offset by an increase in license fees revenues from products included in the iAS segment and an increase in technical support revenues. Decreased revenues in Germany, the UK and Spain during Q2 contributed most to the overall decrease. The increase in Intercontinental (Asia Pacific and Latin America) revenues for the three and six months ended June 30, 2004 was primarily attributable to an increase in license fees revenues from enterprise database products. The results of our operations in China, Australia and India contributed most significantly to the increased revenue, offsetting lower revenues in Japan.

The decrease in total international revenues was largely due to a decline in license fees revenues from enterprise database products and a decrease in professional services revenues, partially offset by an increase in license fees revenues from products included in the iAS segment and an increase in technical support revenues. International revenues comprised 41 percent and 42 percent of total revenues for the three and six months ended June 30, 2004, respectively, and 42 percent of total revenues for the same periods in 2003.

In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three months ended June 30, 2004, foreign currency exchange rate changes from the same period last year resulted in a 2 percent increase in our revenues and a 2 percent increase in our operating expenses. During the six months ended June 30, 2004, foreign currency exchange rate changes from the same period last year resulted in a 4 percent increase in our revenues and a 3 percent increase in our operating expenses. The change was primarily due to the weakness of the U.S. dollar against certain European currencies.

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

Costs and Expenses
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/04	6/30/03	Change	6/30/04	6/30/03	Change
Cost of license fees	$15.6	$14.6	7%	$29.1	$28.5	2%
Percentage of license fees revenues	26%	23%		25%	23%
Cost of services	$41.5	$40.6	2%	$83.0	$79.9	4%
Percentage of services revenues	32%	32%		33%	32%
Sales and marketing	$62.1	$59.7	4%	$120.2	$118.2	2%
Percentage of total revenues	33%	31%		32%	32%
Product development and engineering	$29.1	$29.3	(1%)	$59.8	$59.3	1%
Percentage of total revenues	15%	15%		16%	16%
General and administrative	$21.3	$20.5	4%	$41.1	$42.6	(4%)
Percentage of total revenues	11%	11%		11%	11%
Amortization of other purchased intangibles	$1.3	$0.5	160%	$1.8	$1.0	80%
Percentage of total revenues	1%	*		*	*
Stock compensation expense	$1.5	$0.7	114%	$2.8	$1.4	100%
Percentage of total revenues	1%	*		1%	*
Cost (Reversal) of restructure	$(0.3)	$8.0	*	$(0.1)	$7.7	*
Percentage of total revenues	*	4%		*	2%

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $15.6 million and $29.1 million for the for the three and six months ended June 30, 2004, respectively, up from $14.6 million and $28.5 million for the same periods in 2003. Such costs were 26 percent and 25 percent of license fees revenues for the three and six months ended June 30, 2004, respectively, as compared to 23 percent for the same periods in 2003. The increase in the cost of license fees for the three and six months ended June 30, 2004 was primarily due to an increase in amortization of capitalized software development costs and an increase in amortization of purchased technology acquired as a result of the XcelleNet acquisition, partially offset by a decrease in third-party royalties. Amortization of capitalized software development costs included in cost of license fees was $8.5 million and $16.8 million for the three and six months ended June 30, 2004, respectively, as compared to $7.3 million and $13.8 million for the same periods in 2003. The increase in amortization of capitalized software costs for the three and six months ended June 30, 2004 was primarily due to certain products included in the IPG segment that we began amortizing in the second half of 2003 and in 2004. Amortization of purchased technology acquired was $4.6 million and $8.4 million for the three and six months ended June 30, 2004, respectively, as compared to $3.8 million and $7.6 million for the same periods in 2003. The increase was attributable to the amortization of developed technology acquired in our acquisition of Xcellenet.

Cost of Services. Cost of services consists primarily of our cost to provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $41.5 million and $83.0 million for the three and six months ended June 30, 2004, respectively, as compared to $40.6 million and $79.9 million for the same periods in 2003. These costs were 32 percent and 33 percent of services revenues for the three and six months ended June 30, 2004, respectively, as compared to 32 percent for the same periods in 2003. The increase in cost of services in absolute dollars for the three and six months ended June 30, 2004 is primarily due to an increase in costs associated with third party consultants used in professional services engagements.

Sales and Marketing. Sales and marketing expenses increased to $62.1 million and $120.2 million for the three and six months ended June 30, 2004, respectively, as compared to $59.7 million and $118.2 million for same periods last year. These costs were 33 percent and 32 percent of total revenues for the three and six months ended June 30, 2004, respectively, as compared to 31 percent and 32 percent for the same periods in 2003. The increase in sales and marketing expenses in absolute dollars for the three and six months ended June 30, 2004 was primarily due to an increase in spending on third party marketing programs, including the Sybase Big Apple Classic which occurred during Q2.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) decreased 1 percent to $29.1 million for the three months ended June 30, 2004 as compared to $29.3 million for the same period last year. Product development and engineering expenses increased 1 percent to $59.8 million for the six months ended June 30, 2004 as compared to $59.3 million for the six months ended June 30, 2003. These costs were 15 percent and 16 percent of total revenues for the three and six months ended June 30, 2004 and 2003, respectively. The slight decrease in product and engineering costs in absolute dollars for the three months ended June 30, 2004 is primarily due to a decrease in allocated common costs and an increase in capitalized software development costs, partially offset by an increase in personnel related expenses caused by a 10 percent increase in product development and engineering headcount attributable in part to our acquisition of XcelleNet. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses. The increase in product development and engineering costs in absolute dollars for the six months ended June 30, 2004 is primarily due to an increase in product development and engineering headcount attributable in part to our acquisition of AvantGo in the second quarter of 2003 and our acquisition of XcelleNet, partially offset by an increase in capitalized software development costs.

We capitalized approximately $9.6 million and $17.8 million of software development costs for the three and six months ended June 30, 2004, respectively, as compared to $8.5 million and $15.1 million for the same periods in 2003. For the six months ended June 30, 2004, capitalized software costs included costs incurred for the development of the Adaptive Server ® Enterprise 12.5.2 and 15.0, Corporate Banking 2.1.1, IQ 12.6, and PowerBuilder® 10.0.

We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance and administrative functions, were $21.3 million and $41.1 million for the three and six months ended June 30, 2004, respectively, as compared to $20.5 million and $42.6 million for the same periods in 2003. These costs represented 11 percent of total revenues for the three and six months ended June 30, 2004 and 2003. The increase in absolute dollars for the three months ended June 30, 2004 is primarily due to a $0.9 million increase in personnel related expenses resulting from a 9 percent increase in the total number of general and administrative personnel attributable in part to our acquisition of XcelleNet. The decrease in absolute dollars for the six months ended June 30, 2004 is primarily due to discretionary spending reductions.

Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI) and the amortization of the established customer list and covenant not to compete associated with the acquisition of XcelleNet.

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

Cost/(Reversal) of Restructuring.

2003 Restructuring Activities. During the quarter ended March 31, 2004, we recorded restructuring charges of $0.1 million for severance paid in connection with a foreign employee who was terminated under the 2003 Plan.

During the quarter ended June 30, 2004, we recorded restructuring charges of approximately $0.4 million for the write off of certain leasehold improvements associated with facilities included in our 2003 Plan, which was vacated in Q2 2004.

For further discussion regarding our restructuring activities, see Note 11 to Condensed Consolidated Financial Statements, Part I, Item I, incorporated here by reference.

2002 Restructuring Activities. During the quarter ended June 30, 2004, approximately $0.7 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. The credit to lease cancellations and commitments accrual primarily related to space taken out of restructuring as a result of consolidation associated with the XcelleNet acquisition, and reserves released upon the conclusion of lease negotiations associated with our Paris facility.

Operating Income
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/04	6/30/03	Change	6/30/04	6/30/03	Change
Operating income by segment:
IPG	$13.0	$12.5	4%	$31.4	$26.8	17%
iAS	1.6	3.7	(57%)	2.8	7.2	(61%)
FFI	(1.1)	(2.8)	(61%)	(3.3)	(6.0)	(45%)
Unallocated cost savings	2.5	4.7	(47%)	2.5	7.1	(65%)

Total operating income:	$16.0	$18.1	(12%)	$33.4	$35.1	(5%)
Percentage of total revenues	8%	9%		9%	9%

Operating income was $16.0 million and $33.4 million for the three and six months ended June 30, 2004, respectively, compared to operating income of $18.1 million and $35.1 million for the same periods in 2003. The increase in operating income in the IPG segment for both comparable periods is primarily due to the decrease in operating expenses as a result of our 2003 restructuring activities, partially offset by a decline in license fees revenues as a result of factors discussed under “Revenues,” above. The decline in operating income for the iAS segment was primarily due to an increase in operating expenses largely attributable to the acquisitions of XcelleNet and Dejima, offset by an increase in total revenues. The operating margin associated with Xcellenet and Dejima in Q2 was ($2.6 ) million of which ($1.5) million was related to the amortization of intangibles acquired in these acquisitions. The operating loss in the FFI segment dropped for both comparable periods due to an increase in both license and professional services revenues.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segment including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/04	6/30/03	Change	6/30/04	6/30/03	Change
Interest income	$2.6	$2.9	(10%)	$5.5	$5.7	(4%)
Percentage of total revenues	1%	1%		1%	2%
Interest expense and other, net	$(0.3)	$0.7	*	$0.4	$0.3	33%
Percentage of total revenues	*	*		*	*

*	Not meaningful

Interest income decreased 10 percent to $2.6 million and 4 percent to $5.5 million for the three and six months ended June 30, 2004, respectively, compared to $2.9 million and $5.7 million for the same periods last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income for both comparable periods is primarily due to the decrease in the cash balances invested.

Interest expense and other, net was $(0.3) million and $0.4 million for the three and six months ended June 30, 2004, respectively, compared to $0.7 million and $0.3 million for the same periods in 2003. Interest expense and other, net, primarily includes: net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net decrease in interest expense and other, net for the three months ending June 30, 2004 was primarily due to the realized foreign currency losses incurred in the quarter ended June 30, 2004. The net improvement in interest expense and other, net for the six months ended June 30, 2004 was primarily the result of an increase in the realized foreign currency gains incurred in the quarter ended March 31, 2004.

Provision for Income Taxes (Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/04	6/30/03	Change	6/30/04	6/30/03	Change
Provision for income taxes	$5.5	$7.1	(23%)	$13.4	$13.5	(1%)

We recorded an income tax provision for Q2 equal to approximately 30 percent of pre-tax book income. Our rate for the six month period was 34 percent. The reduction in the tax rate between the second quarter was largely attributable on our assumptions regarding the geographic mix our earnings. These rates compare to approximately 33 percent for the comparable three and six month periods in 2003. In 2004, our effective tax rate differs from the statutory rate of 35 percent primarily due to the benefits of certain low tax foreign earnings which we plan to permanently reinvest, partially offset by the impact of state taxes. In 2003, our effective tax rate differed from the statutory rate primarily due to the benefits of certain low tax foreign earnings that we were able to realize in 2003, once again partially offset by the impact of state taxes.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/04	6/30/03	Change	6/30/04	6/30/03	Change
Net income	$12.8	$14.6	(12%)	$26.0	$27.5	(5%)
Percentage of total revenues	7%	8%		7%	7%
Basic net income per share	$0.13	$0.16	(19%)	$0.27	$0.29	(7%)
Diluted net income per share	$0.13	$0.15	(13%)	$0.26	$0.28	(7%)
Shares used in computing basic net income per share	96.1	93.8	2%	96.7	94.1	3%
Shares used in computing diluted net income per share	98.6	96.4	2%	99.8	96.9	3%

We reported net income of $12.8 million and $26.0 million for the three and six months ended June 30, 2004, respectively, compared to net income of $14.6 million and $27.5 million for the same periods last year. The decrease in net income for both comparable periods is due to the various factors discussed above.

Basic net income per share was $0.13 and $0.27 for the three and six months ended June 30, 2004, respectively, as compared to $0.16 and $0.29 for the same periods in 2003. Diluted net income per share was $0.13 and $0.26 for the three and six months ended June 30, 2004, respectively, as compared to $0.15 and $0.28 for the same periods in 2003.

Shares used in computing basic net income per share increased 2 percent and 3 percent for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year due primarily to the ongoing exercise of employee stock options, partially offset by shares repurchased under our stock repurchase program (See Note 10 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference). Shares used in computing diluted net income per share increased 2 percent and 3 percent for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Six	Six
	Months	Months
	Ended	Ended	Percent
	6/30/04	6/30/03	Change
Working capital	$156.0	$143.6	9%
Cash, cash equivalents and cash investments	$451.5	$459.3	(2%)
Net cash provided by operating activities	$83.0	$119.9	(31%)
Net cash used for investing activities	$53.8	$100.2	(46%)
Net cash used for financing activities	$86.2	$17.0	407%

Net cash provided by operating activities decreased 31 percent for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in net cash provided by operating activities was primarily due to aggressive collection efforts in 2003 which significantly reduced our accounts receivables, and generated a significant cash benefit in the first six months of 2003 (DSO was reduced from 72 days in Q4 2002 to 59 days in Q2 2003 compared to a much smaller decrease in DSO between Q4 2003 and Q2 2004), and a lower increase in deferred revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Net cash used for investing activities was $53.8 and $100.2 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash used for investing activities is primarily due to net dispositions of cash investments of $58.5 million during the six months ended June 30, 2004, compared to net purchases of $54.2 million in cash investments during the six months ended June 30, 2003. The decrease was partially offset by the net cash outlay of $81.3 million for the XcelleNet and Dejima acquisitions in the second quarter of 2004, as compared to the $13.9 million in net cash was used for the acquisition of AvantGo during the three months ended March 31, 2003.

Net cash used for financing activities was $86.2 million for the six months ended June 30, 2004 compared to $17.0 million for the six months ended June 30, 2003. The increase in net cash used for financing activities was primarily the result of a $53.5 million increase in the cash used to repurchase our common stock during the six months ended June 30, 2004, compared to the cash used for a similar purpose during the same period in 2003. In addition, we paid off $22.2 million of long-term obligations assumed as part of the XcelleNet acquisition during the second quarter of 2004.

During the six months ended June 30, 2004, we repurchased 4.3 million shares of our common stock for $84.4 million pursuant to the Board of Directors’ authorization. For additional information regarding our stock repurchase program, see Note 10 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for future capital expenditures at June 30, 2004. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2004, we had identifiable net assets totaling $179.1 million associated with our European operations and $59.4 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

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

Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below and elsewhere in this offering memorandum, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and our quarterly license revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. During 2003 and the first two quarters of 2004, we experienced an overall increase in the volume of license revenue transactions but an overall decrease in the average dollar value of these deals. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending among our customers could result in fewer of these large customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the quarters ended March 31 and June 30, 2004.

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

In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuation in our operating results may contribute to volatility in our stock price.

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

We regularly explore possible acquisitions and investments in other companies in addition to other strategic ventures to expand and enhance our business. We have recently acquired a number of companies and formed certain strategic relationships. For example, we acquired XcelleNet and certain assets of Dejima in April 2004. We expect to continue to pursue acquisitions of complimentary business product lines and technologies.

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

We believe that our restructuring activities over the past several years and our management of operating expenses have contributed to an increase in operating margins. Our ability to significantly reduce our current cost structure in any material respects through future restructurings would be difficult without fundamentally changing elements of our current business. If we were unable to generate increased revenues or control our operating expenses going forward, our results of operations would be adversely affected.

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

We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first six months of 2004, revenues outside North America represented 42 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations.

Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.

We face exposure to adverse movements in foreign currency exchange rates.

We experience foreign exchange translation exposure on our net assets and transactions denominated in currencies other than the U.S. dollar. As of June 30, 2004, we had identified net assets totaling $179.1 million associated with our EMEA operations, and $59.4 million associated with our Asia Pacific and Latin America operations. For further discussion, see “Quantitative and Qualitative Disclosures of Market Risk — Foreign Exchange Risk,” Part I, Item 3, below.

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

In the last half of 2003, the Financial Accounting Standards Board, or FASB, made several significant decisions regarding its ongoing project on accounting for stock-based compensation. We currently account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 in “Accounting for Stock Issued to Employees, and Related Interpretations.” However, it is expected that FASB will issue new rules sometime in 2004 requiring companies to expense employee stock options and other equity-based compensation using the fair value method beginning as early as January 2005. These rulings likely will affect the accounting for our current employee stock option and stock purchase plans, and could have an adverse effect on our accounting for compensation expenses if we are unable to modify our plans in an appropriate or timely manner.

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

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2004 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at June 30, 2004 were material.

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

PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2004, the Company made the following repurchases of its Common Stock:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2004)	Purchased (#)	($)	Programs (#)	or Programs ($)
April 1 – 30	564,100	$17.82	564,100	$155,229,000
May 1 – 31	1,203,500	16.97	1,203,500	134,809,000
June 1 – 30	0	—	—	—

Total	1,767,600	$17.24	1,767,600	$134,809,000

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 27, 2004. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:

1.	Election of three Class III directors, each to serve a three-year term expiring at the 2007 Annual Meeting of Stockholders or until a successor is duly elected and qualified. Cecilia Claudio, L. William Krause and Robert P. Wayman were the only nominees, and each was elected (90,023,282 votes were cast for the election of Ms. Claudio and 1,242,375 were withheld; 88,254,990 votes were cast for the election of Mr. Krause and 3,010,667 were withheld; and 90,519,955 votes were cast for the election of Mr. Wayman and 745,702 were withheld). There were no abstentions or broker non-votes. In addition to these directors, our board’s other incumbent directors (John S. Chen, Alan B. Salisbury, Richard C. Alberding, Linda K. Yates and Jack E. Sum) had terms that continued after the 2004 Annual Meeting.

2.	Adoption of the Sybase, Inc. Amended and Restated 2003 Stock Plan (58,187,182 votes for; 20,813,352 against; 134,075 abstentions and no broker non-votes).

3.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004 (88,058,498 for; 3,177,935 against; 29,224 abstentions and no broker non-votes).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits furnished pursuant to Section 601 of Regulation S-K

The information required by this item is incorporated here by reference to the “Exhibit Index” attached to this Report on Form 10-Q.

     (b) Reports on Form 8-K:

(i)	On April 4, 2004 we filed a Report on Form 8-K in connection with our press release pre-announcing our results for the quarter ended March 31, 2004.

(ii)	On April 27, 2004 we filed a Report on Form 8-K in connection with our press release announcing our results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2004	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ MARTIN J. HEALY

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