Form 10-Q
period 2004-09-30
SYBASE INC
filed 2004-11-09
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

On October 31, 2004, 95,117,507 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include a continued mixed economic recovery in the U.S.; global political unrest including acts of terrorism and continued hostilities in the Middle East; sales productivity; possible disruptive effects of further organizational changes and changes in Company management; shifts in our business strategy or market demand for our products and services; public perception of Sybase, our technology vision or future prospects; rapid technological changes; competitive factors; interoperability of our products with other software products; risks inherent in acquiring other companies; the ability to integrate acquired companies into our business and cultures; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and “MD&A — Future Operating Results,” Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2003
Current assets:
Cash and cash equivalents	$243,554	$315,404
Short-term cash investments	144,749	155,093

Total cash, cash equivalents and short-term cash investments	388,303	470,497
Restricted cash	4,812	4,747
Accounts receivable, net	122,418	140,332
Deferred income taxes	11,702	12,739
Other current assets	15,743	16,167

Total current assets	542,978	644,482
Long-term cash investments	57,197	103,296
Restricted long-term cash investments	3,400	3,400
Property, equipment and improvements, net	66,228	67,462
Deferred income taxes	44,831	58,506
Capitalized software, net	61,544	58,947
Goodwill, net	214,115	140,875
Other purchased intangibles, net	73,595	38,715
Other assets	32,331	35,673

Total assets	$1,096,219	$1,151,356

Current liabilities:
Accounts payable	$17,846	$15,425
Accrued compensation and related expenses	35,196	39,134
Accrued income taxes	33,321	33,677
Other accrued liabilities	68,519	94,611
Deferred revenue	190,809	200,612

Total current liabilities	345,691	383,459
Other liabilities	30,377	15,129
Long-term deferred revenue	10,179	6,269
Minority interest	5,030	5,030
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 95,077,896 outstanding (2003-105,337,362 shares issued and 98,525,464 outstanding)	105	105
Additional paid-in capital	940,631	933,657
Accumulated deficit	(88,303)	(126,385)
Accumulated other comprehensive income	25,740	26,849
Cost of 10,259,466 shares of treasury stock (2003-6,811,898 shares)	(164,875)	(87,672)
Unearned compensation	(8,356)	(5,085)

Total stockholders’ equity	704,942	741,469

Total liabilities and stockholders’ equity	$1,096,219	$1,151,356

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2004	2003	2004	2003
Revenues:
License fees	$70,380	$68,481	$188,713	$193,252
Services	128,338	125,349	381,195	374,157

Total revenues	198,718	193,830	569,908	567,409
Costs and expenses:
Cost of license fees	15,566	15,537	44,704	44,055
Cost of services	39,741	40,652	122,780	120,526
Sales and marketing	59,171	59,270	179,409	177,432
Product development and engineering	29,095	29,045	88,864	88,311
General and administrative	23,526	20,280	64,600	62,851
Amortization of other purchased intangibles	1,677	500	3,462	1,500
Stock compensation expense	626	695	3,472	2,083
Reversal of purchase accounting accrual	(2,677)	—	(2,677)	—
Cost of restructure	10,479	1,270	10,351	9,018

Total costs and expenses	177,204	167,249	514,965	505,776

Operating income	21,514	26,581	54,943	61,633
Interest income	2,562	2,749	8,108	8,448
Interest expense and other, net	(44)	3,521	387	3,789

Income before income taxes	24,032	32,851	63,438	73,870
Provision for income taxes	6,201	10,841	19,599	24,327

Net income	$17,831	$22,010	$43,839	$49,543

Basic net income per share	$0.19	$0.23	$0.46	$0.53

Shares used in computing basic net income per share	94,500	94,525	95,973	94,223

Diluted net income per share	$0.19	$0.23	$0.44	$0.51

Shares used in computing diluted net income per share	95,961	97,437	98,522	96,694

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Cash and cash equivalents, beginning of year	$315,404	$231,267
Cash flows from operating activities:
Net income	43,839	49,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,340	63,208
Write-off of assets in restructuring	6,908	379
(Gain) Loss on disposal of assets	575	(263)
Reversal of purchase accounting accrual	(2,677)	—
Deferred income taxes	(4,208)	(3,959)
Amortization of deferred stock-based compensation	3,472	2,083
Changes in assets and liabilities:
Accounts receivable	24,308	67,593
Other current assets	1,117	1,337
Other assets – operating	3,441	—
Accounts payable	3,707	(1,907)
Accrued compensation and related expenses	(5,041)	(5,960)
Accrued income taxes	(150)	8,483
Other accrued liabilities	(27,984)	(28,663)
Deferred revenues	(9,036)	(8,276)
Other liabilities	6,481	3,484

Net cash provided by operating activities	108,092	147,082
Cash flows from investing activities:
(Increase) Decrease in restricted cash	(65)	1,203
Purchases of available-for-sale cash investments	(161,095)	(186,129)
Maturities of available-for-sale cash investments	107,822	137,907
Sales of available-for-sale cash investments	108,738	45,162
Business combinations, net of cash acquired	(81,272)	(13,900)
Purchases of property, equipment and improvements	(20,106)	(26,043)
Proceeds from sale of fixed assets	193	152
Capitalized software development costs	(27,918)	(22,812)
(Increase) Decrease in other assets	2	(184)

Net cash used for investing activities	(73,701)	(64,644)
Cash flows from financing activities:
Repayments of long-term obligations	(22,173)	—
Net proceeds from the issuance of common stock and reissuance of treasury stock	26,761	33,315
Purchases of treasury stock	(109,491)	(30,883)

Net cash provided by (used for) financing activities	(104,903)	2,432
Effect of exchange rate changes on cash	(1,338)	23,159

Net increase (decrease) in cash and cash equivalents	(71,850)	108,029

Cash and cash equivalents, end of period	243,554	339,296
Cash investments, end of period	201,946	158,869

Total cash, cash equivalents and cash investments, end of period	$445,500	$498,165

Supplemental disclosures:
Interest paid	$87	$46
Income taxes paid	$25,622	$19,739

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

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

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

Had compensation cost been charged to expense for grants to employees under the Company’s fixed stock option plans (including the Financial Fusion, Inc. (FFI) and iAnywhere Solutions, Inc. (iAS) stock plans) and the Company’s employee stock purchase plans based on the fair value at the grant dates for awards under those plans, consistent with the method encouraged by FAS 123, the Company’s basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(Dollars in thousands, except per share data)	9/30/04	9/30/03	9/30/04	9/30/03
As reported net income – stock-based employee compensation determined using the intrinsic value method	$17,831	$22,010	$43,839	$49,543
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$626	$695	$3,472	$2,083
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(5,734)	$(6,936)	$(19,697)	$(22,909)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$12,723	$15,769	$27,614	$28,717
Basic net income per share
As reported	$0.19	$0.23	$0.46	$0.53
Pro forma	0.13	0.17	0.29	0.30
Diluted net income per share
As reported	$0.19	$0.23	$0.44	$0.51
Pro forma	0.13	0.17	0.28	0.30

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value employee compensation cost presented above was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	9/30/04	9/30/03	9/30/04	9/30/03
Expected volatility	53.85%	62.92%	54.53%	64.68%
Risk-free interest rates	3.21%	2.67%	3.07%	2.55%
Expected lives (years)	4.25	4.25	4.25	4.25
Expected dividend yield	—	—	—	—

3. Business Combinations. On April 30, 2004, Sybase acquired all the outstanding capital stock of XcelleNet, Inc. (XcelleNet) a privately held provider of frontline device management software, for approximately $92.6 million in cash, including $0.7 million in merger-related transaction expenses. As a result of the acquisition, Sybase expects to strengthen its position in the mobile middleware market and bring important enhancements to its Unwired Enterprise offerings. The results of XcelleNet are included in the Company’s iAS reporting segment from May 1, 2004 onward. The excess of the purchase price over the fair value of the net tangible assets acquired is approximately $121.9 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent upon the filing of XcelleNet’s final federal and state income tax returns.

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

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
(In thousands, except per share data)	9/30/04	9/30/03
Revenue	$581,364	$595,509
Net income	$38,687	$45,264
Basic net income per share	$0.40	$0.48
Diluted net income per share	$0.39	$0.47

On April 30, 2004, the Company also acquired the intellectual property assets and certain tangible assets of Dejima, Inc. (Dejima), a private software company providing mobile access using natural language interface technology, for approximately $2.0 million in cash. This purchase price exceeds the fair value of the net tangible assets acquired by $2.8 million. Of this excess, $2.0 million was allocated to developed technology with a useful life of seven years, and $0.8 million was assigned to goodwill. The Company intends to integrate the Dejima technology into its iAS subsidiary.

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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands, except per share data)	9/30/04	9/30/03	9/30/04	9/30/03
Net income	$17,831	$22,010	$43,839	$49,543

Basic net income per share	$0.19	$0.23	$0.46	$0.53

Shares used in computing basic net income per share	94,500	94,525	95,973	94,223

Diluted net income per share	$0.19	$0.23	$0.44	$0.51

Shares used in computing basic net income per share	94,500	94,525	95,973	94,223
Dilutive effect of stock options and restricted stock	1,461	2,912	2,549	2,471

Shares used in computing diluted net income per share	95,961	97,437	98,522	96,694

5. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands)	9/30/04	9/30/03	9/30/04	9/30/03
Net income	$17,831	$22,010	$43,839	$49,543
Foreign currency translation gains/(losses)	6,437	4,538	(507)	22,268
Unrealized gains/(losses) on marketable securities	229	(204)	(601)	(306)

Comprehensive income	$24,497	$26,344	$42,731	$71,505

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

7. Segment Information. The Company is organized into three separate business segments each of which focuses on a key market segment: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions, and Financial Fusion, Inc. (FFI), which delivers integrated banking, payment and trade messaging solutions to large financial institutions. The Company discloses iAS, FFI, IPG as reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Sybase’s chief operating decision maker (CODM), is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Segment revenue includes transactions between the segments. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segment. Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net, the provision for income taxes, and the cumulative effect of an accounting change are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company has allocated the costs associated with 2004 and 2003 restructuring activities to each reportable segment. Additionally, the Company has allocated restructuring expenses incurred in accordance with SFAS 112, “Employer’s Accounting for Postemployment Benefits,” to each reportable segment. Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, restructuring related expenses and reversals associated with restructuring activities undertaken before 2003 are not included in segment level operating results, but instead are included in the total for unallocated cost savings.

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended September 30, 2004 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$51,844	$10	$—	—	$51,854
Mobile and Embedded	6,226	11,641	—	—	17,867
E-Finance	178	—	481	—	659

Subtotal license fees	58,248	11,651	481	—	70,380
Intersegment license revenues	22	5,163	148	(5,333)	—

Total license fees	58,270	16,814	629	(5,333)	70,380
Services	117,758	6,925	3,655	—	128,338
Intersegment service revenues	—	6,743	1,209	(7,952)	—

Total services	117,758	13,668	4,864	(7,952)	128,338

Total revenues	176,028	30,482	5,493	(13,285)	198,718
Total allocated costs and expenses before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	141,483	26,825	7,557	(13,285)	162,580

Operating income (loss) before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	34,545	3,657	(2,064)	—	36,138
Amortization of other purchased intangibles	—	1,177	500	—	1,677
Amortization of purchased technology	2,920	979	811	—	4,710

Operating income (loss) before unallocated costs and cost of restructure	31,625	1,501	(3,375)	—	29,751
Cost of restructure – 2004 restructuring activities	10,437	143	40	—	10,620

Operating income (loss) before unallocated costs	$21,188	$1,358	$(3,415)	—	19,131

Unallocated cost savings					(2,383)

Operating income					21,514
Interest income, interest expense and other, net					2,518

Income before income taxes					$24,032

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the three months ended September 30, 2003 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$50,768	$11	$—	—	$50,779
Mobile and Embedded	7,208	9,160	—	—	16,368
E-Finance	236	—	1,098	—	1,334

Subtotal license fees	58,212	9,171	1,098	—	68,481
Intersegment license revenues	21	6,073	197	(6,291)	—

Total license fees	58,233	15,244	1,295	(6,291)	68,481
Services	119,258	2,699	3,392	—	125,349
Intersegment service revenues	—	6,431	1,186	(7,617)	—

Total services	119,258	9,130	4,578	(7,617)	125,349

Total revenues	177,491	24,374	5,873	(13,908)	193,830
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	152,254	18,902	6,386	(13,908)	163,634

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	25,237	5,472	(513)	—	30,196
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	100	811	—	3,831

Operating income (loss) before unallocated costs and cost of restructure	22,317	5,372	(1,824)	—	25,865
Cost of restructure – 2003 restructuring activity	1,285	—	—	—	1,285

Operating income (loss) before unallocated costs	$21,032	$5,372	$(1,824)	—	24,580

Unallocated cost savings					(2,001)

Operating income					26,581
Interest income, interest expense and other, net					6,270

Income before income taxes					$32,851

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2004 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$133,967	$56	$—	—	$134,023
Mobile and Embedded	19,225	31,310	—	—	50,535
E-Finance	690	—	3,465	—	4,155

Subtotal license fees	153,882	31,366	3,465	—	188,713
Intersegment license revenues	96	16,134	594	(16,824)	—

Total license fees	153,978	47,500	4,059	(16,824)	188,713
Services	356,209	13,809	11,177	—	381,195
Intersegment service revenues	11	19,933	3,539	(23,483)	—

Total services	356,220	33,742	14,716	(23,483)	381,195

Total revenues	510,198	81,242	18,775	(40,307)	569,908
Total allocated costs and expenses before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	437,890	73,026	21,468	(40,307)	492,077

Operating income (loss) before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	72,308	8,216	(2,693)	—	77,831
Amortization of other purchased intangibles	—	1,962	1,500	—	3,462
Amortization of purchased technology	8,760	1,915	2,433	—	13,108

Operating income (loss) before unallocated costs and cost of restructure	63,548	4,339	(6,626)	—	61,261
Cost of restructure – 2004 restructuring activity	10,991	140	40	—	11,171

Operating income (loss) before unallocated costs	$52,557	$4,199	$(6,666)	—	50,090

Unallocated cost savings					(4,853)

Operating income					54,943
Interest income, interest expense and other, net					8,495

Income before income taxes					$63,438

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2003 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$147,363	$742	$—	—	$148,105
Mobile and Embedded	18,133	24,104	—	—	42,237
E-Finance	1,177	—	1,733	—	2,910

Subtotal license fees	166,673	24,846	1,733	—	193,252
Intersegment license revenues	64	15,169	999	(16,232)	—

Total license fees	166,737	40,015	2,732	(16,232)	193,252
Services	358,925	7,417	7,815	—	374,157
Intersegment service revenues	3	19,097	3,470	(22,570)	—

Total services	358,928	26,514	11,285	(22,570)	374,157

Total revenues	525,665	66,529	14,017	(38,802)	567,409
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	459,494	53,417	17,917	(38,802)	492,026

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	66,171	13,112	(3,900)	—	75,383
Amortization of other purchased intangibles	—	—	1,500	—	1,500
Amortization of purchased technology	8,759	233	2,434	—	11,426

Operating income (loss) before unallocated costs and cost of restructure	57,412	12,879	(7,834)	—	62,457
Cost of restructure – 2003 restructuring activity	9,577	341	13	—	9,931

Operating income (loss) before unallocated costs	$47,835	$12,538	$(7,847)	—	52,526

Unallocated cost savings					(9,107)

Operating income					61,633
Interest income, interest expense and other, net					12,237

Income before income taxes					$73,870

8. Accounting for Goodwill

The following table reflects the changes in the carrying amount of goodwill by reporting unit.

				Consolidated
(In thousands)	IPG	FFI	iAS	Total
Balance at January 1, 2004	$103,260	$29,281	$8,334	$140,875
Goodwill recorded on XcelleNet acquisition	—	—	72,451	72,451
Goodwill recorded on Dejima acquisition	—	—	837	837
Foreign currency translation adjustments	(48)	—	—	(48)

Balance at September 30, 2004	$103,212	$29,281	$81,622	$214,115

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects intangible assets as of September 30, 2004 and December 31, 2003:

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	9/30/04	9/30/04	9/30/04	12/31/03	12/31/03	12/31/03
Purchased technology	$103,850	$(68,704)	$35,146	$79,100	$(55,596)	$23,504
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	—	—	—
Covenant not to compete	2,800	(778)	2,022	—	—	—
Customer lists	39,900	(10,573)	29,327	20,000	(7,889)	12,111

Totals	$153,650	$(80,055)	$73,595	$102,200	$(63,485)	$38,715

The amortization expense on these intangible assets for the three and nine months ended September 30, 2004 was $6.4 million and $16.6 million, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2004	$22,808
2005	16,658
2006	8,924
2007	8,757
2008	8,757

The tradenames of XcelleNet and AvantGo, Inc. (AvantGo), which the Company acquired in February 2003, were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.

9. Litigation. A former employee, who was terminated as part of a position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. She also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Plaintiff is also entitled to recover her attorneys’ fees, but the amount of such fees has not yet been submitted to the Court. Sybase has filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion is set for hearing on November 23, 2004. The Company remains committed to pursuing all legal avenues available to eliminate or reduce the verdict. As of September 30, 2004, management believes it has adequately accrued for this matter, and it does not believe that an unfavorable outcome in this matter will have a material adverse effect on Sybase’s financial condition or operations.

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

10. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first nine months of 2004, the Company repurchased approximately 6.0 million shares at a cost of approximately $109.5 million. From the program’s inception through September 30, 2004, the Company has used an aggregate total of $490.3 million under the stock repurchase program (of the total $600 million authorized) to repurchase an aggregate total of 30.9 million shares.

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Restructuring.

2004 Restructuring Actions

In the third quarter of 2004, after two straight quarters of failing to meet revenue and earnings expectations, the Company embarked on a restructuring plan (2004 Plan) aimed at reducing its annual expenses (primarily employee related) by approximately $15 million. Of this amount, approximately $13 million in annual savings is expected to result from headcount reductions and approximately $2 million in annual savings is expected to result from facility consolidation and the avoidance of software maintenance costs. These 2004 Plan activities include the termination of approximately 155 employees worldwide, the closure or consolidation of approximately 5 facilities worldwide and the write-off of certain enterprise software purchased from a third party. It is anticipated that the total costs, once the restructuring activities prescribed under the 2004 Plan are fully completed, will be $18.7 million. In general, these expenses will be incurred over a 12-month period although certain expenses may extend beyond this time frame depending upon when the costs associated with the sublease of certain facilities are incurred. For the quarter ended September 30, 2004, the Company recorded restructuring charges of $10.6 million as follows:

		Segment
	Cash/			Consolidated
(Dollars in millions)	Non-Cash	IPG	IAS	Total
Employee termination costs	Cash	$4.0	$0.1	$4.1
Write off of computer software	Non-cash	6.5	—	6.5

		$10.5	$0.1	$10.6

The Company’s restructuring activities in the third quarter of 2004 focused largely on reducing headcount to sufficiently reduce the operating expenses of the business units, which will allow them to meet operating margin targets, and eliminating certain software that will not be utilized in the newly restructured organization. The Company expects to continue such restructuring activities in the fourth quarter of 2004.

Termination payments to employees and other related costs

During the third quarter of 2004, the Company recorded restructuring charges of $4.1 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 140 employees worldwide. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that the amounts were determined and communicated to the affected employees.

The Company expects to recognize additional restructuring charges of approximately $0.9 million in the fourth quarter due to continued restructuring activities, and due to certain severance amounts that are expected to be recognized in the fourth quarter in connection with the termination of certain non-U.S. employees during the third quarter.

Write-off of assets

During the quarter ended September 30, 2004, the Company recorded restructuring charges of approximately $6.5 million related to the costs previously incurred and capitalized for certain enterprise software acquired from a third party. In conjunction with the Company’s restructuring activities during the quarter, management decided to halt its plans to complete the implementation of this software. This decision was made after ongoing reorganizations within the Company’s sales organization caused management to reassess the needs of this organization going forward. Management ultimately determined the software would no longer effectively fulfill its intended purposes and that the software’s high cost of implementation and ownership could no longer be supported by the Company’s strategy for development of the sales organization. As a result, the plan to implement the software was terminated.

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lease cancellations and commitments

As a result of the termination of employees referred to above, and in connection with further streamlining the Company’s infrastructure, a number of Sybase facilities were identified for closure or consolidation as part of the 2004 Plan. These include properties located in Massachusetts, Michigan, Georgia, Spain and the United Kingdom. In all cases, the Company did not begin vacating the identified facilities until after October 1, 2004. The restructuring charge expected to be taken in the fourth quarter relating to these facilities will be approximately $5.9M (with $1.3M in accretion expenses to be taken in later years).

The Company also initiated restructuring activities in 2001, 2002 and 2003, and assumed certain restructuring program liabilities of AvantGo when it acquired that company in 2003. For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended September 30, 2004 are described below.

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2003 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through September 30, 2004:

	Termination
	payments to	Lease
	employees	cancellations
	and other	and
(Dollars in millions)	related costs	commitments	TOTAL
Accrued liabilities at December 31, 2003	$0.6	$0.7	$1.3
Amounts paid	0.6	0.2	0.8
Amounts accrued	0.1	—	0.1

Accrued liabilities at March 31, 2004	$0.1	$0.5	$0.6
Amounts paid	0.1	0.5	0.6
Amounts accrued	—	0.4	0.4

Accrued liabilities at June 30, 2004	$—	$0.4	$0.4
Amounts paid	—	0.1	0.1

Accrued liabilities at September 30, 2004	$—	$0.3	$0.3

2002 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through September 30, 2004:

	Lease
	cancellations
	and
(Dollars in millions)	commitments	Other	TOTAL
Accrued liabilities at December 31, 2003	$14.3	$0.2	$14.5
Amounts paid	1.4	—	1.4

Accrued liabilities at March 31, 2004	$12.9	$0.2	$13.1
Amounts paid	0.9	—	0.9
Amounts reversed	0.7	—	0.7

Accrued liabilities at June 30, 2004	$11.3	$0.2	$11.5
Amounts paid	0.8	—	0.8
Amounts reversed	0.1	—	0.1

Accrued liabilities at September 30, 2004	$10.4	$0.2	$10.6

SYBASE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2001 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with the 2001 restructuring plan through September 30, 2004:

Lease
cancellations
and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2003	$12.8
Amounts paid	0.8

Accrued liabilities at March 31, 2004	$12.0
Amounts paid	1.4

Accrued liabilities at June 30, 2004	$10.6
Amounts paid	1.1

Accrued liabilities at September 30, 2004	$9.5

AvantGo Restructuring Reserves

In connection with the 2003 acquisition of AvantGo, the Company assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs. These accrued restructure liabilities primarily related to excess space at AvantGo’s Hayward, California and Chicago, Illinois facilities. The following table summarizes the activity associated with the balance of the accrued restructuring charges related to AvantGo’s restructuring actions:

Lease
cancellations
and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2003	$3.3
Amounts paid	0.3

Accrued liabilities at March 31, 2004	$3.0
Amounts paid	0.5

Accrued liabilities at June 30, 2004	$2.5
Amounts paid	0.3
Amounts reversed	0.2

Accrued liabilities at September 30, 2004	$2.0

12. Reversal of Purchase Accounting Accrual. In connection with the acquisition of AvantGo in February 2003, the Company established certain liabilities for the incremental costs associated with excess space in AvantGo’s Hayward, California facility that was to be vacated. This liability was established based on the analysis of an independent real estate consultant, and resulted in an increased to the goodwill recorded as part of the AvantGo acquisition. During the third quarter of 2004, Sybase was able to sublease this facility earlier than anticipated, and on more favorable terms than anticipated at the time of the closing of the purchase accounting period. As a result of this occurrence, we have reversed the excess purchase price accrual through operations.

13. Recent Accounting Pronouncements. On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, (Statement 123R), which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. Sybase will therefore be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123R retroactively from January 1, 2005 to June 30, 2005. The Company is in the process of analyzing Statement 123R to determine whether it will apply the Statement prospectively or retroactively. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Our Business

We are a global enterprise software company that derives revenues primarily from the sale and support of enterprise and mobile software solutions to business and government users.

Our value proposition involves enabling the Unwired Enterprise through integrated applications and solutions designed to manage information across the enterprise, allowing customers to extract more value from their information technology (IT) investments. Our solutions unlock, integrate, and seamlessly deliver nearly all types of data, whether in a database, a transaction, or an application, anywhere, anytime and on any platform. We deliver a full range of mobile enterprise solutions that includes mobile databases, middleware, synchronization, and management software.

Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products, iAS, which provides mobile database and mobile enterprise solutions, and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions.

•	Our Results

We reported total revenues of $198.7 million for the third quarter of fiscal 2004, reflecting an increase from total revenues of $193.8 million for the same period last year. The year-over-year increase in revenues for the three-month period is primarily attributable to a $1.5 million increase in our iAS license revenue and a $4.6 million increase in iAS service revenue compared to the same period in 2003. Growth in iAS revenues for the third quarter was largely attributable to the Company’s acquisition of XcelleNet on April 30, 2004.

For the first nine months of fiscal 2004, our total revenues were $569.9 million compared to $567.4 million for the same nine-month period in 2003. For the nine months ended September 30, 2004, a 22 percent increase in iAS revenues and 34 percent growth in FFI revenues was largely offset by a 3 percent decline in the revenues generated by our IPG segment in the same period. Without consideration of XcelleNet, the iAS growth rate would have been 5 percent for the nine month period ended September 30, 2004. We believe our iAS revenues will remain strong as we continue to integrate and leverage our XcelleNet acquisition, and as our Unwired Enterprise initiative gains momentum. The increase in FFI license revenues was largely the result of several significant transactions with financial institutions that occurred during the second quarter in North America. The decline in the revenue of our IPG segment was attributable to an 8 percent decline in license revenues primarily those derived from our core database products. While we expect the market for our core database products to remain challenging, we are encouraged by the sales and interest generated by several products that became generally available during the third quarter, including our real-time database ASE 12.5.2 and Mirror Activator ™ .

For the nine months ended September 30, 2004, a 22 percent increase in revenues associated with our iAS segment and 34 percent growth in revenue associated with our FFI segment was largely offset by a 3 percent decline in the revenues generated by our IPG segment in the same period. Without consideration of XcelleNet, the iAS growth rate would have been 5 percent for the nine month period. We believe our iAS revenues will remain strong as we continue to integrate and leverage our XcelleNet acquisition, and as our Unwired Enterprise initiative continues to gain momentum. The increase in license revenues for the FFI segment was largely the result of several significant transactions with financial institutions that occurred during the second quarter in North America. The decline in the revenue of our IPG segment was attributable to an 8 percent decline in license revenues primarily derived from our core enterprise database products. While we expect the market for our core database products to remain challenging, we are encouraged by the sales and interest generated by several products that became generally available during the third quarter, including our real-time database ASE 12.5.2 and Mirror Activator ™ .

Our operating margin was 10.8 percent for the third quarter of 2004, and 9.6 percent for the first nine months of 2004, compared to 13.7 percent and 10.9 percent for the same periods in 2003. The decrease in our operating margin for the three month period in 2004 was primarily attributable to the cost of restructuring incurred in the quarter netted against the reversal of prior period purchase accounting accruals (4 percent), compared to a 1 percent decrease attributable to similar items in the same period in 2003. For the nine month period, the decrease was partially attributable to the restructuring costs discussed above, and partially attributable to the inclusion of operating losses of XcelleNet. The acquisition of XcelleNet had an adverse impact of approximately 1 percent on our operating margins for both the three and nine month periods of 2004. We believe that the restructuring activities we identified during the third quarter will enable the Company’s margins to remain stable despite the challenging environment in the enterprise software market.

For the nine months ended September 30, 2004, approximately 55 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations. This percentage was consistent with the geographic revenue mix in the same period in 2003.

Our overall financial position remains strong. We generated net cash from operating activities of $108.1 million in the first nine months of 2004, and had $445.5 million in cash, cash equivalents and cash investments at September 30, 2004. We had no outstanding debt, with our long-term liabilities comprised of certain lease obligations and long-term deferred revenues.

For a discussion of certain factors that may impact our business and financial results, see “Future Operating Results,” below.

•	Business Trends

The market for new sales of enterprise infrastructure software continues to be challenging due to various factors, including a maturing enterprise infrastructure software market, changing patterns in information technology spending, and continued mixed signs of U.S. and global economic recovery.

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

We continue to observe a changing trend in historical IT spending patterns. Specifically, while we continue to see an overall increase in our transaction volume for license revenues, the average dollar value of these transactions is lower than historical amounts. This pattern supports our view that fiscally cautious customers generally are continuing to purchase products and services based more on present need and less on fulfilling anticipated future needs. Overall, mixed signs of a strong U.S. and global economic recovery make it difficult to project whether and to what extent the overall market for enterprise infrastructure software will materially improve.

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

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill at least annually for impairment. The review of goodwill for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note Seven to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. As of September 30, 2004, our goodwill balance totaled $214.1 million.

We performed our annual impairment analysis as of December 31, 2003 for each of our reporting units. This analysis indicated that the estimated fair value of each reporting unit exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2003. However, changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future goodwill impairment charge. A goodwill impairment charge is based on the value of a reporting unit at the testing date. Accordingly, reporting units that previously reported an impairment charge (as was the case with FFI in 2002) are particularly prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after the testing date. This is because any subsequent reduction of fair value after a testing date would have a strong likelihood of triggering an additional impairment charge.

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

We have recorded significant accruals in connection with various restructuring activities. These accruals include estimated net costs to settle certain lease obligations based on the analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from the estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates. See Note Eleven to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

SFAS 123, “Accounting for Stock-Based Compensation,” currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have continued to account for stock-based employee compensation using the intrinsic value method. Under that method, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. However, as of July 1, 2005, we will be required to apply FASB Statement 123R, Share-Based Payment, which will require us to measure compensation cost for all share-based payments at fair value. See Note Two to Condensed Consolidated Financial Statements – Stock-Based Compensation, Part I, Item 1, incorporated here by reference.

•	Contingencies and Liabilities

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. When we reasonably determine that a liability has been or will be incurred, and can reasonably estimate the range of potential losses in these matters, we are required to maintain adequate reserves to provide for these loss contingencies. Even if we are not able to estimate the amount of potential loss in these matters, if a matter is considered potentially material, we are required to disclose that there is a reasonable possibility that a loss has been incurred. Our financial position or results of operations could be materially and adversely affected if we have underestimated the scope of potential liability in any matter or have failed to maintain adequate reserves to cover the actual loss contingency. For further discussion of contingencies and liabilities, see “Future Operating Results,” below, and Note Nine to Condensed Consolidated Financial Statements, Part I, Item 1.

Results of Operations

Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/04	9/30/03	Change	9/30/04	9/30/03	Change
License fees by segment:
IPG	$58.3	$58.2	*	$154.0	$166.7	(8%)
iAS	16.8	15.3	10%	47.5	40.0	19%
FFI	0.6	1.3	(54%)	4.0	2.7	48%
Eliminations	(5.3)	(6.3)	(16%)	(16.8)	(16.2)	4%

Total license fees	$70.4	$68.5	3%	$188.7	$193.2	(2%)
Percentage of total revenues	35%	35%		33%	34%
Services by segment:
IPG	$117.7	$119.2	(1%)	$356.2	$358.9	(1%)
iAS	13.7	9.1	51%	33.8	26.5	28%
FFI	4.9	4.6	7%	14.7	11.3	30%
Eliminations	(8.0)	(7.6)	5%	(23.5)	(22.5)	4%

Total Services	$128.3	$125.3	2%	$381.2	$374.2	2%
Percentage of total revenues	65%	65%		67%	66%
Total revenues	$198.7	$193.8	3%	$569.9	$567.4	*

*	Not meaningful

Total license fees increased 3 percent and decreased 2 percent for the three and nine months ended September 30, 2004, respectively, compared to the same periods last year. The increase in license fees revenues during the third quarter is primarily attributable to increased iAS license revenues as a result of the XcelleNet acquisition. The decrease in license fees revenues for the year to date is primarily attributable to an 8 percent decline in license revenues in our IPG segment, partially offset by increased license revenues within our iAS and FFI segments. The decline in IPG license revenues for the first nine months of 2004 was mostly attributable to a decline in license revenues associated with our Adaptive Server® Enterprise product. Our views regarding the overall reasons for the decline in IPG license revenues for the first nine months of 2004 are discussed above in “Overview.”

Without consideration of XcelleNet and Dejima, the license revenues of the iAS segment would have decreased 10 percent and increased 5 percent for the three and nine month periods, respectively. The increase in iAS license revenues (excluding XcelleNet) during the first nine months of 2004 was primarily attributable to increased sales of the SQL Anywhere® product by the iAS direct sales force. FFI license revenues are largely dependent upon closing large transactions. As a result, the year-over-year results for FFI tend to fluctuate greatly. The increase in FFI license revenues for the nine month period was primarily attributable to increased sales of the segment’s core banking application in North America.

Segment revenue includes transactions between the segments, and in the most common instance relates to the sale of iAS and FFI products and services by the IPG segment. These revenues are transferred to the applicable segments less amounts retained, which are intended to reflect the costs incurred by the transferring segments. The total transfers between the segments are captured in “Eliminations.”

Total services revenues (derived from technical support, education, and professional services) increased 2 percent for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Approximately 78 percent and 77 percent of services revenues for the three month and nine month periods ended September 30, 2004 related to technical support revenues, as compared to 76 percent and 77 percent for the comparable periods in 2003. Overall, technical support revenue increased 4 percent and 2 percent for the three and nine month periods ended September 30, 2004, respectively. The deferred revenue related to technical support contracts at the end of the third quarter of 2004 was up 3 percent from the deferred revenue related to such contracts at September 30, 2003.

Other services revenues declined 3 percent during the third quarter, and were up slightly for the nine month period ended September 30, 2004 when compared to the same periods in 2003. During both the three and nine month periods, the revenues from education services declined. Professional services revenues decreased slightly for the third quarter, but increased by 2 percent (largely attributable to the FFI segment) for the nine months ended September 30, 2004.

The 2 percent increase in service revenues for the three months ended September 30, 2004 was primarily due to an increase in iAS technical support revenues, partially offset by a 6 percent decline in IPG education and professional services revenues. The 2 percent increase in total services revenues for the nine months ended September 30, 2004 was primarily due to a rise in iAS technical support revenues resulting from the addition of technical support service revenues associated with the XcelleNet business, and a 132 percent increase in FFI professional services revenues, partially offset by a 5 percent decline in IPG education and professional services revenues. XcelleNet contributed $4.1 million and $5.6 million to the iAS segment’s service revenues in the three and nine months ended September 30, 2004, respectively.

Geographical Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/04	9/30/03	Change	9/30/04	9/30/03	Change
North American	$114.2	$119.4	(4%)	$330.7	$336.5	(2%)
Percentage of total revenues	57%	62%		58%	59%
International EMEA (Europe, Middle East and Africa)	$55.5	$46.0	21%	$156.0	$151.7	3%
Percentage of total revenues	28%	24%		27%	27%
Intercontinental (Asia Pacific and Latin America)	$29.0	$28.4	2%	$83.2	$79.2	5%
Percentage of total revenues	15%	14%		15%	14%
Total International	$84.5	$74.4	14%	$239.2	$230.9	4%
Percentage of total revenues	43%	38%		42%	41%
Total revenues	$198.7	$193.8	3%	$569.9	$567.4	*

*	Not meaningful

North American revenues (United States, Canada and Mexico) decreased 4 percent and 2 percent for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. There was a decline in license fees revenues from both enterprise database products and third party royalties associated with certain integration products included in the IPG segment. This decrease was largely offset by an increase in license fees revenues from products included in the iAS segment and an increase in professional services revenues.

EMEA (Europe, Middle East and Africa) revenues for the three and nine months ended September 30, 2004 increased 21 percent and 3 percent, respectively, compared to the same periods in 2004. The increase in Q3 was due to a 63 percent increase in license fees revenues from enterprise database products included in the IPG segment, a 55 percent increase in iAS license fees revenues, and an 11 percent increase in technical support services revenues, partially offset by a 16 percent decline in professional services revenues. For the nine months ended September 30, 2004, the increase was due to a 29 percent increase in license fees revenues from products included in the iAS segment and a 7 percent increase in technical support services revenues, partially offset by a 7 percent drop in license fees revenues from enterprise database products and a 20 percent decline in professional services revenues. Increased revenues in Germany and the UK contributed most to the overall increase for both comparable periods. The increase in Intercontinental (Asia Pacific and Latin America) revenues for the three and nine months ended September 30, 2004 was primarily attributable to an increase in license fees revenues from enterprise database products. The results of our operations in China, Australia, India, and New Zealand contributed most significantly to the increased revenue, offsetting lower revenues in Japan.

The increase in total international revenues was largely due to an increase in license fees revenues from enterprise database products, an increase in iAS license fees revenues, and an increase in technical support revenues, partially offset by a decrease in professional services revenues. International revenues comprised 43 percent and 42 percent of total revenues for the three and nine months ended September 30, 2004, respectively, and 38 percent and 41 percent of total revenues for the same periods in 2003.

In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three and nine months ended September 30, 2004, foreign currency exchange rate changes from the same periods last year resulted in a 3 percent increase in our revenues and a 2 percent increase in our operating expenses. The change was primarily due to the weakness of the U.S. dollar against certain European currencies.

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

Costs and Expenses
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/04	9/30/03	Change	9/30/04	9/30/03	Change
Cost of license fees	$15.6	$15.5	1%	$44.7	$44.1	1%
Percentage of license fees revenues	22%	23%		24%	23%
Cost of services	$39.7	$40.7	(2%)	$122.8	$120.5	2%
Percentage of services revenues	31%	32%		32%	32%
Sales and marketing	$59.2	$59.3	*	$179.4	$177.4	1%
Percentage of total revenues	30%	31%		31%	31%
Product development and engineering	$29.1	$29.0	*	$88.9	$88.3	1%
Percentage of total revenues	15%	15%		16%	16%
General and administrative	$23.5	$20.3	16%	$64.6	$62.9	3%
Percentage of total revenues	12%	10%		11%	11%
Amortization of other purchased intangibles	$1.7	$0.5	240%	$3.5	$1.5	133%
Percentage of total revenues	1%	*		1%	*
Stock compensation expense	$0.6	$0.7	(14%)	$3.5	$2.1	67%
Percentage of total revenues	*	*		1%	*
Reversal of purchase accounting accrual	$(2.7)	—	*	$(2.7)	—	*
Percentage of total revenues	(1%)	—		*	—
Cost of restructure	$10.5	$1.3	708%	$10.4	$9.0	16%
Percentage of total revenues	5%	1%		2%	2%

* Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $15.6 million and $44.7 million for the three and nine months ended September 30, 2004, respectively, up from $15.5 million and $44.1 million for the same periods in 2003. Such costs were 22 percent and 24 percent of license fees revenues for the three and nine months ended September 30, 2004, respectively, as compared to 23 percent for the same periods in 2003. The increase in the cost of license fees for the three and nine months ended September 30, 2004 was primarily due to an increase in amortization of capitalized software development costs and an increase in amortization of purchased technology acquired as a result of the purchase of XcelleNet, partially offset by a decrease in third party royalties. Amortization of capitalized software development costs included in cost of license fees was $8.5 million and $25.3 million for the three and nine months ended September 30, 2004, respectively, as compared to $7.9 million and $21.7 million for the same periods in 2003. The increase in amortization of capitalized software costs for the three and nine months ended September 30, 2004 was primarily due to certain products included in the IPG segment that we began amortizing in the second half of 2003 and in 2004. Amortization of purchased technology was $4.7 million and $13.1 million for the three and nine months ended September 30, 2004, respectively, as compared to $3.8 million and $11.4 million for the same periods in 2003. The increase was attributable to the amortization of developed technology acquired in the XcelleNet acquisition.

Cost of Services. Cost of services consists primarily of our cost to provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $39.7 million and $122.8 million for the three and nine months ended September 30, 2004, respectively, as compared to $40.7 million and $120.5 million for the same periods in 2003. These costs were 31 percent and 32 percent of services revenues for the three and nine months ended September 30, 2004, respectively, as compared to 32 percent for the same periods in 2003. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three months ended September 30, 2004 is primarily due to a reduction in technical support and professional services headcount as a result of the 2004 Plan (see “Cost of Restructuring — 2004 Restructuring Actions,” below). The increase in cost of services in absolute dollars for the nine months ended September 30, 2004 is primarily due to an increase in costs associated with third party consultants used in professional services engagements.

Sales and Marketing. Sales and marketing expenses were $59.2 million and $179.4 million for the three and nine months ended September 30, 2004, respectively, as compared to $59.3 million and $177.4 million for same periods last year. These costs were 30 percent and 31 percent of total revenues for the three and nine months ended September 30, 2004, respectively, as compared to 31 percent for the same periods in 2003. Sales and marketing expenses for the three month period remained relatively flat compared to the same period last year. The increase in sales and marketing expenses in absolute dollars for the nine months ended September 30, 2004 was due to an increase in sales commissions and marketing programs.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased slightly to $29.1 million for the three months ended September 30, 2004 as compared to $29.0 million for the same period last year. Product development and engineering expenses increased 1 percent to $88.9 million for the nine months ended September 30, 2004 as compared to $88.3 million for the nine months ended September 30, 2003. These costs were 15 percent and 16 percent of total revenues for the three and nine months ended September 30, 2004 and 2003, respectively. The increase in product development and engineering costs in absolute dollars for the three and nine months ended September 30, 2004 is primarily due to an increase in product development and engineering headcount attributable in part to our acquisition of AvantGo in the second quarter of 2003 and our acquisition of XcelleNet in the second quarter of 2004, partially offset by an increase in capitalized software development costs.

We capitalized approximately $10.1 million and $27.9 million of software development costs for the three and nine months ended September 30, 2004, respectively, as compared to $7.7 million and $22.8 million for the same periods in 2003. For the nine months ended September 30, 2004, capitalized software costs included costs incurred for the development of Adaptive Server ® Enterprise 12.5.2 and 15.0, Financial Fusion® Corporate Banking Solutions 2.20, EDI Server 4.2, Sybase® IQ 12.6, PowerBuilder® 10.0, and PowerDesigner® 11.0.

We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance and administrative functions, were $23.5 million and $64.6 million for the three and nine months ended September 30, 2004, respectively, as compared to $20.3 million and $62.9 million for the same periods in 2003. These costs represented 12 percent and 11 percent of total revenues for the three and nine months ended September 30, 2004, respectively, as compared to 10 percent and 11 percent for the same periods in 2003. The increase in absolute dollars for the three and nine months ended September 30, 2004 is primarily due to an increase in the total number of general and administrative personnel attributable in part to our acquisition of XcelleNet and an increase in legal expenses.

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

Reversal of purchase accounting accrual. In connection with our acquisition of AvantGo in 2003 we determined to vacate their corporate headquarters in Hayward, California and move all personnel to our facilities in Dublin, California. As a result, we accrued certain purchase accounting liabilities associated with the lease obligations on this facility, net of our expected sublease revenue, based on an analysis performed by an independent real estate consultant. During the quarter ended September 30, 2004, we were able to sublease the facility on terms much better than those anticipated at the time of the closing of the purchase accounting period. As a result, we reversed $2.7 million in purchase accounting liabilities related to this facility. The original establishment of the accrual in purchase accounting increased the goodwill we recorded on the AvantGo acquisition.

Cost/ of Restructuring

2004 Restructuring Actions

In the third quarter of 2004, after two straight quarters of failing to meet revenue and earnings expectations, we embarked on a restructuring plan (2004 Plan) aimed at reducing our annual expenses (primarily employee related) by approximately $15 million. Of this amount, approximately $13 million in annual savings is expected to result from headcount reductions and approximately $2 million in annual savings is expected to result from facility consolidation and the avoidance of software maintenance costs. The 2004 Plan activities include the termination of approximately 155 employees worldwide, the closure or consolidation of approximately 5 facilities worldwide and the write-off of certain enterprise software purchased from a third party. It is anticipated that the total costs, once the restructuring activities prescribed under the 2004 Plan are fully completed, will be $18.7 million. In general, these expenses will be incurred over a 12-month period although certain expenses may extend beyond this time frame depending upon when the costs associated with the sublease of certain facilities are incurred. For the quarter ended September 30, 2004, we recorded restructuring charges of $10.6 million as follows:

	Cash/	Segment		Consolidated
(Dollars in millions)	Non-Cash	IPG	IAS	Total
Employee termination costs	Cash	$4.0	$0.1	$4.1
Write off of computer software	Non-cash	6.5	—	6.5

		$10.5	$0.1	$10.6

The Company’s restructuring activities in the third quarter of 2004 focused largely on reducing headcount to sufficiently reduce the operating expenses of the business units, which will allow them to meet operating margin targets, and eliminating certain software that will not be utilized in the newly restructured organization. The Company expects to continue such restructuring activities in the fourth quarter of 2004.

Termination payments to employees and other related costs

During the third quarter we recorded restructuring charges of $4.1 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 140 employees worldwide. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that the amounts were determined and communicated to the affected employees.

The Company expects to recognize additional restructuring charges of approximately $0.9 million in the fourth quarter due to continued restructuring activities, and due to certain severance amounts that are expected to be recognized in the fourth quarter in connection with the termination of certain non-U.S. employees during the third quarter.

Write-off of assets

During the quarter ended September 30, 2004, we recorded restructuring charges of approximately $6.5 million related to the costs previously incurred and capitalized for certain enterprise software acquired from a third party. In conjunction with our restructuring activities during the quarter, management decided to halt its plan to complete the implementation of this software. This decision was made after ongoing reorganizations within our sales organization caused management to reassess the needs of this organization going forward. Management ultimately determined the software would no longer effectively fulfill its intended purposes and that the software’s high cost of implementation and ownership could no longer be supported by our strategy for development of the sales organization. As a result, the plan to implement the software was terminated.

Lease cancellations and commitments

As a result of the termination of employees referred to above, and in connection with further streamlining our infrastructure, a number facilities were identified for closure or consolidation as part of the 2004 Plan. These include properties located in Massachusetts, Michigan, Georgia, Spain and the United Kingdom. In all cases, the Company did not begin vacating the identified facilities until after October 1, 2004. The restructuring charge expected to be taken in the fourth quarter relating to these facilities will be approximately $5.9M (with $1.3M in accretion expenses to be taken in later years).

2003 Restructuring Activities. During the quarter ended March 31, 2004, we recorded restructuring charges of $0.1 million for severance paid in connection with a foreign employee who was terminated under the 2003 restructuring plan (2003 Plan).

During the quarter ended June 30, 2004, we recorded restructuring charges of approximately $0.4 million for the write-off of certain leasehold improvements associated with facilities included in our 2003 Plan, which was vacated in Q2 2004.

2002 Restructuring Activities. During the quarter ended September 30, 2004, we reversed $0.1 million in restructuring accruals related to excess reverses remaining at the conclusion of leases and space taken out of restructuring associated with properties located in the United Kingdom.

During the quarter ended June 30, 2004, approximately $0.7 million in restructuring accruals were reversed by a corresponding credit to restructuring expense. The credit to lease cancellations and commitments accrual primarily related to space taken out of restructuring as a result of consolidation associated with the XcelleNet acquisition, and reserves released upon the conclusion of lease negotiations associated with our Paris, France facility.

AvantGo Restructuring Reserves. During the quarter ended September 30, 2004, we recorded net reversals of $0.2 million in restructuring accruals by a corresponding credit to operating expense. The net reversal included additional charges of $0.2 million related to the Chicago, Illinois facility and reversals of $0.4 million related to the Hayward, California facility, where we were able to locate a suitable subtenant.

Operating Income
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/04	9/30/03	Change	9/30/04	9/30/03	Change
Operating income by segment:
IPG	$21.2	$21.0	1%	$52.6	$47.8	10%
iAS	1.3	5.4	(76%)	4.2	12.5	(66%)
FFI	(3.4)	(1.8)	89%	(6.7)	(7.8)	(14%)
Unallocated cost savings	2.4	2.0	20%	4.8	9.1	(47%)

Total operating income:	$21.5	$26.6	(19%)	$54.9	$61.6	(11%)
Percentage of total revenues	11%	14%		10%	11%

Operating income was $21.5 million and $54.9 million for the three and nine months ended September 30, 2004, respectively, compared to operating income of $26.6 million and $61.6 million for the same periods in 2003. The increase in operating income in the IPG segment for both comparable periods is primarily due to the decrease in operating expenses as a result of the 2003 Plan. The increase for the nine month period was partially offset by a decline in license fees revenues as a result of factors discussed under “Revenues,” above. The decline in operating income for the iAS segment was primarily due to an increase in operating expenses largely attributable to the XcelleNet and Dejima transactions, offset by an increase in total revenues. The operating margin associated with XcelleNet and Dejima in the three and nine months ended September 30, 2004 was ($1.7) million and ($4.4) million, respectively, of which ($2.1) million and ($3.6) million were related to the amortization of intangibles acquired in these acquisitions. The operating loss in the FFI segment increased in the three months ended September 30, 2004 due to a decline in license fees revenues and an increase in operating expenses. The operating loss in the FFI segment dropped for the nine months ended September 30, 2004 due to an increase in both license and professional services revenues.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segment including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/04	9/30/03	Change	9/30/04	9/30/03	Change
Interest income	$2.6	$2.7	(4%)	$8.1	$8.4	(4%)
Percentage of total revenues	1%	1%		1%	1%
Interest expense and other, net	$(0.0)	$3.5	*	$0.4	$3.8	(89%)
Percentage of total revenues	*	2%		*	*

*	Not meaningful

Interest income decreased 4 percent to $2.6 million and $8.1 million for the three and nine months ended September 30, 2004, respectively, compared to $2.7 million and $8.4 million for the same periods last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income for both comparable periods is primarily due to the decrease in the cash balances invested. Our invested cash balances declined as a result of cash used in our stock repurchase program and for the XcelleNet and Dejima acquisitions. See “Condensed Consolidated Statements of Cash Flows (unaudited),” Part I, Item 1.

Interest expense and other, net was $(0.0) million and $0.4 million for the three and nine months ended September 30, 2004, respectively, compared to $3.5 million and $3.8 million for the same periods in 2003. Interest expense and other, net, primarily includes: net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net decrease in interest expense and other, net for the three and nine months ended September 30, 2004 was primarily due to the gain of approximately $3.2 million recorded in the third quarter of 2003 relating to the realization of a note receivable originally generated from our sale of certain Swiss subsidiaries.

Provision for Income Taxes (Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/04	9/30/03	Change	9/30/04	9/30/03	Change
Provision for income taxes	$6.2	$10.8	(43%)	$19.6	$24.3	(19%)

We recorded an income tax provision for the third quarter equal to approximately 26 percent of pre-tax book income. Our rate for the nine months ended September 30, 2004 was 31 percent. The reduction in the tax rate from the second quarter was largely attributable to the reversal of approximately $1.5 million in reserves associated with various tax exposures for which the statute of limitations has now expired. These rates compare to approximately 33 percent for the comparable three and nine month periods in 2003. In 2004, our effective tax rate differs from the statutory rate of 35 percent primarily due to the benefits of the reserve reversal discussed above and certain low tax non-U.S. earnings which we plan to permanently reinvest, partially offset by the impact of state taxes in the U.S. In 2003, our effective tax rate differed from the statutory rate primarily due to the benefits of certain low tax non-U.S. earnings that we were able to realize in 2003, once again partially offset by the impact of state taxes in the U.S.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/04	9/30/03	Change	9/30/04	9/30/03	Change
Net income	$17.8	$22.0	(19%)	$43.8	$49.5	(12%)
Percentage of total revenues	9%	11%		8%	9%
Basic net income per share	$0.19	$0.23	(17%)	$0.46	$0.53	(13%)
Diluted net income per share	$0.19	$0.23	(17%)	$0.44	$0.51	(14%)
Shares used in computing basic net income per share	94.5	94.5	0%	96.0	94.2	2%
Shares used in computing diluted net income per share	96.0	97.4	(1%)	98.5	96.7	2%

We reported net income of $17.8 million and $43.8 million for the three and nine months ended September 30, 2004, respectively, compared to net income of $22.0 million and $49.5 million for the same periods last year. The decrease in net income for both comparable periods is due to the various factors discussed above.

Basic net income per share was $0.19 and $0.46 for the three and nine months ended September 30, 2004, respectively, as compared to $0.23 and $0.53 for the same periods in 2003. Diluted net income per share was $0.19 and $0.44 for the three and nine months ended September 30, 2004, respectively, as compared to $0.23 and $0.51 for the same periods in 2003.

Shares used in computing basic net income per share remained flat and increased 2 percent for the three and nine months ended September 30, 2004, respectively, as compared to the same periods last year. The increase for the nine months ended September 30, 2004 was due primarily to the ongoing exercise of employee stock options, partially offset by shares repurchased under our stock repurchase program (See Note Ten to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference). Shares used in computing diluted net income per share decreased 1 percent and increased 2 percent for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease for the three month period ended September 30, 2004 was primarily due to a decline in the dilutive effect of stock options and restricted stock. For the nine month period, the increase was primarily due to the ongoing exercise of employee stock options, partially offset by shares repurchased under our stock repurchase program.

Liquidity and Capital Resources
(Dollars in millions)

	Nine	Nine
	Months	Months
	Ended	Ended	Percent
	9/30/04	9/30/03	Change
Working capital	$197.3	$192.0	3%
Cash, cash equivalents and cash investments	$445.5	$498.2	(11%)
Net cash provided by operating activities	$108.1	$147.1	(27%)
Net cash used for investing activities	$73.7	$64.6	14%
Net cash provided by (used for) financing activities	$(104.9)	$2.4	*

*	Not meaningful

Net cash provided by operating activities decreased 27 percent for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in net cash provided by operating activities was primarily due to aggressive collection efforts in 2003 which significantly reduced our accounts receivables, and generated a significant cash benefit in the first nine months of 2003 (DSO was reduced from 72 days in Q4 2002 to 51 days in Q3 2003 compared to a much smaller decrease in DSO between Q4 2003 and Q3 2004).

Net cash used for investing activities was $73.7 million and $64.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash used for investing activities is primarily due to the net cash outlay of $81.3 million for the XcelleNet and Dejima transactions in the second quarter of 2004, as compared to the $13.9 million in net cash was used for the acquisition of AvantGo during the three months ended March 31, 2003. The increase was partially offset by the net dispositions of cash investments of $55.5 million during the nine months ended September 30, 2004, compared to net purchases of $3.1 million in cash investments during the nine months ended September 30, 2003.

Net cash used for financing activities was $104.9 million for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2003. The shift from net cash provided by financing activities to net cash used for financing activities was primarily the result of a $78.6 million increase in the cash used to repurchase our stock during the nine months ended September 30, 2004, compared to the cash used for a similar purpose during the same period in 2003. In addition, we paid off $22.2 million of long-term obligations assumed as part of the XcelleNet acquisition during the second quarter of 2004.

During the nine months ended September 30, 2004, we repurchased 6.0 million shares of our common stock for $109.5 million pursuant to the Board of Directors’ authorization. For additional information regarding our stock repurchase program, see Note Ten to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

We had no significant commitments for future capital expenditures at September 30, 2004. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2004, we had identifiable net assets totaling $205.2 million associated with our European operations and $69.5 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

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

Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below and elsewhere in this Report on Form 10-Q, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and our quarterly license revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. During 2003 and the first half of 2004, we experienced an overall increase in the volume of license revenue transactions but an overall decrease in the average dollar value of these deals. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the quarters ended March 31 and June 30, 2004.

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

Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years has contributed to a decrease in our revenues and revenue growth rates overall. The current mixed signs of world and U.S. economic recovery have caused many of our customers to continue to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which has also contributed to the decline in our revenues. Continued uncertainty in the economy, either alone or in tandem with other factors beyond the Company’s control (including war, political unrest, shifts in market demand for our products, etc.) could result in a continued decrease in our future revenues and revenue growth rates.

If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.

We currently derive a significant portion of our license revenues from sales of our products and services through non-exclusive distribution channels, including strategic partners, systems integrators (SIs), original equipment manufacturers (OEMs) and value-added resellers (VARs). We generally anticipate that sales of our products through these channels will account for a substantial portion of our license revenues in the foreseeable future. Because most of our channel relationships are non-exclusive, there is a risk that some or all of them could promote or sell our competitors’ products instead of ours, or that they will be unable to effectively sell new products that we may introduce. Additionally, if we are unable to expand our indirect channels, or these indirect channels fail to generate significant revenues in the future, our business could be harmed.

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

The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the U.S. There also appears to be a growing trend toward consolidation in the software industry, as evidenced by PeopleSoft’s 2003 acquisition of J.D. Edwards, IBM’s 2001 acquisition of the Informix database business, and Oracle’s ongoing efforts to acquire PeopleSoft. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Such consolidation activity could pose a significant competitive disadvantage to us.

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

The length of our sales cycles varies significantly from product to product. The sales cycle for some of our products can take up to 18 months to complete. Any delay in the sale of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sale cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or not recognize some or all of the anticipated revenue.

We may encounter difficulties completing or integrating our acquisitions and strategic relationships, which could adversely affect our operating results.

We regularly explore possible acquisitions and investments in other companies in addition to other strategic ventures to expand and enhance our business. We have recently acquired a number of companies and formed certain strategic relationships. For example, we acquired AvantGo in 2003 and XcelleNet and certain assets of Dejima in April 2004. We expect to continue to pursue acquisitions of complimentary business product lines and technologies.

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

We believe that our restructuring activities and our management of operating expenses have contributed, and will continue to contribute to, an increase in our operating margins. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we were unable to generate increased revenues or control our operating expenses going forward, our results of operations would be adversely affected.

Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. For example, in January 2003, we reorganized our sales focus with the creation of the Infrastructure Platform Group (IPG), which was designed to integrate and provide synergies among our different products lines and to focus on increasing our market presence and revenue through indirect channels such as SIs, OEMs and VARs and other resellers. In the process of this reorganization, we brought three of our former divisions, ESD, eBD and BID, under a single umbrella, and reduced the number of our business divisions from five to three. Other organizational changes in our sales or divisional model could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.

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

We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first nine months of 2004, revenues outside North America represented 42 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.

We face exposure to adverse movements in foreign currency exchange rates.

We experience foreign exchange translation exposure on our net assets and transactions denominated in currencies other than the U.S. dollar. As of September 30, 2004, we had identified net assets totaling $179.1 million associated with our EMEA operations, and $59.4 million associated with our Asia Pacific and Latin America operations. For further discussion, see “Quantitative and Qualitative Disclosures of Market Risk — Foreign Exchange Risk,” Part I, Item 3, below.

Growing market acceptance of “open source” software could cause a decline in our revenues and operating margins

Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. “Open source” software is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. For example, Linux is a free Unix-type operating system, and the source code for Linux is freely available. We have developed certain products to operate on the Linux platform, which has created additional sources of revenues. Additionally, we have incorporated other types of open source software into other products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. However, as the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenues and operating margins.

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

We currently license our software products to end users directly, or through a number of reseller channels including OEMs, VARs and SIs. Under our standard software license agreements, we contractually agree to indemnify our licensees against claims that our software infringe the intellectual property rights of third parties. Some of our products, including our core enterprise database product, incorporate intellectual property licensed from third parties or open source software. We attempt to exclude open source software and other products for which no IP indemnity is provided by the licensor from the scope of our indemnification obligations. However, if we fail to successfully exclude such technology from our indemnification obligations, claims that such open source or third party technology infringes the intellectual property rights of a third party could materially and adversely affect our business and financial condition.

Our key personnel are critical to our business, and we cannot assure that they will remain with the Company.

Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in August 2004, Martin J. Healy, Vice President and Corporate Controller, retired and was replaced by Jeffrey G. Ross, formerly Group Director of Tax and Accounting. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot assure that we will retain our officers and key employees. In particular, our inability to hire and retain qualified technical, managerial, sales and other employees could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.

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

In October 2004, the FASB concluded that Statement 123R, Share-Based Payment (Statement 123R) requiring companies to measure compensation cost for all share-based payments at fair value, will be effective for most public companies for interim or annual periods beginning after June 15, 2005. The Company currently accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” However, we will be required to measure and recognize the cumulative effect, if any, from the adoption of Statement 123R beginning July 1, 2005. Statement 123R likely will affect the accounting for our current employee stock option and stock purchase plans, and could have an adverse effect on our accounting for compensation expenses if we are unable to modify our plans in an appropriate or timely manner. See also Note Two to Condensed Consolidated Financial Statements, Part I, Item 1, above.

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, corporate ethics, and oversight of the accounting profession, among other areas. These SEC-mandated rules and procedures became effective starting in the latter half of 2002, and new rules are expected to evolve and become implemented over the next several years. We are also subject to additional rules and regulations, including those enacted by the New York Stock Exchange where our common stock is traded. We believe our corporate practices and standards meet the current rules and regulations currently in effect. However, compliance with existing or new rules that influence significant adjustments to our business practices and procedures could adversely affect our results of operations.

The unfavorable outcome of litigation and other claims against the Company could have a material adverse impact on our financial condition and results of operations.

We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. While management currently believes that resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the ultimate outcome of litigation and other claims noted are subject to inherent uncertainties, and management’s view of these matters may change in the future. It is possible that our financial condition and results of operations could be materially adversely affected in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

The market price of our common stock is highly volatile and you may not be able to resell your shares of our stock at the price you paid, or at all.

Our ability to exceed, or our failure to achieve, expected operating results for any period could significantly adversely impact our stock price. As a result, some investors will experience gains while others will experience losses depending on the timing of their investments. The market for our common stock and for stocks of companies in technology related industries generally has been highly volatile, and the trading price of our common stock has fluctuated widely in recent years. This volatility may be exaggerated if the trading volume of our common stock is low. In addition, the market price for our common stock may fluctuate dramatically in response to a variety of factors, including but not limited to the following:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as more fully described on Page 3 of this Report on Form 10-Q.

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2004 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at September 30, 2004 were material.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     See Note Nine to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by this reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 30, 2004, the Company made the following repurchases of its Common Stock:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2004)	Purchased (#)	($)	Programs (#)	or Programs ($)
July 1 - 31	1,342,000	$14.33	1,342,000	$115,581,000
August 1 – 31	430,200	13.59	430,200	109,734,000
September 1 – 30	0	—	—	—

Total	1,772,200	$14.15	1,772,200	$109,734,000

ITEM 6: EXHIBITS

Exhibits furnished pursuant to Section 601 of Regulation S-K are incorporated here by reference to the “Exhibit Index” attached to this Report on Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2004	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS

Jeffrey G. Ross
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