Form 10-K
period 2004-12-31
SYBASE INC
filed 2005-03-16
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-16493

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

Common Stock, $.001 par value
Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1.3 billion. As of March 1, 2005, the Registrant had 89,162,388 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Parts	Document Incorporated by Reference
III	Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2005 (to be filed within 120 days of Registrant’s fiscal year ended December 31, 2004 pursuant to Section 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”)

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include the performance of the global economy and growth in software industry sales; market acceptance of the Company’s products and services; possible disruptive effects of organizational or personnel changes; shifts in our business strategy; interoperability of our products with other software products; the success of certain business combinations engaged in by us or by competitors; political unrest or acts of war; customer and industry analyst perception of the Company and its technology vision and future prospects; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and “MD&A — Future Operating Results,” Part II, Item 7 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Sybase enables the Unwired Enterprise through enterprise, mobile and wireless software solutions for information management, development and data integration. Sybase solutions provide customers with an information edge by integrating platforms, databases, and applications, and extending those applications by moving critical information from data centers to mobile workers through mobile and wireless technologies. Sybase information management solutions are widely recognized for superior reliability, security and openness, allowing easy and effective development in heterogeneous environments. Our targeted markets include commerce, communications, finance, government, defense, manufacturing, transportation and healthcare. Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991.

Our business is organized into three principal operating divisions, Infrastructure Platform Group (IPG), iAnywhere Solutions, Inc. (iAS), and Financial Fusion, Inc. (FFI). Both iAS and FFI are majority-owned subsidiaries. Below is a brief description of the business of each division:

     •  Infrastructure Platform Group (IPG) focuses on information management with its enterprise class database servers for mission-critical transactions, data warehousing and business analytics. IPG products provide information delivery solutions including high-availability replication, data movement, and data and message integration. IPG solutions help enterprises reduce the complexity of managing their information environment, deliver timely and accurate information to point of action while improving response times and lowering the total cost of operations. IPG products also increase developer productivity by providing dramatically easier-to-use tools that cut time and project complexity while improving collaboration. During 2004, the principal products of IPG accounted for approximately 73 percent of our license revenue.

     •  iAnywhere Solutions, Inc. (iAS) is a subsidiary of Sybase that enables success at the frontlines of business and holds worldwide market leadership positions in mobile and embedded databases, mobile management and security, and mobile middleware. iAS’s unique “Always Available” computing model provides online and offline access to the information and applications users need, when and where they need it most. Millions of subscribers, 15,000 customers, and 1,000 partners rely on iAS’s award-winning technologies, including SQL Anywhere®, Afaria®, and the AvantGo® mobile Internet service. We acquired AvantGo, Inc. in February 2003. In the second quarter of 2004 we acquired and are integrating into iAS, XcelleNet, a developer of mobile device management software and the assets of Dejima, a provider of natural language technology solutions for mobile access. The principal products of iAS accounted for approximately 24 percent of our license revenue in 2004.

     •  Financial Fusion, Inc. (FFI) provides banking, payment, cash management, and trade messaging solutions to more than 200 leading financial institutions. FFI solutions enable banks to provide account access and payment initiation on behalf of their consumer, small business and corporate clients. For financial market customers, FFI messaging and integration solutions enable straight-through processing (STP) of trading transactions. FFI was created to extend the business of Home Financial Network, Inc. (HFN), which we acquired in January 2000, and to develop certain products formerly within NEN. The principal products of FFI accounted for approximately 3 percent of our license revenue in 2004.

A summary of financial results for these divisions is found in Note Ten to Consolidated Financial Statements, Part II, Item 8.

UNWIRED ENTERPRISE

We define the Unwired Enterprise as the free flow of information within an organization, whether inside the office or on the road. An Unwired Enterprise breaks down information technology barriers and delivers critical information and applications to employees, partners, and customers anytime, anywhere providing our customers with an information edge. An Unwired Enterprise is more efficient, more productive, and better able to capitalize on new opportunities because information is moved to the point of action, increasing its relevance and enhancing the power of decisions and transactions. Our Unwired Enterprise offerings include: Replication Server, Real Time Data Services, Unwired Orchestrator, Unwired Accelerator, SQL Anywhere Studio and Afaria.

CUSTOMERS

Our customers are primarily Fortune 1000 companies in North America and their equivalents around the globe. Our targeted markets include commerce, communications, finance, government, defense, manufacturing, transportation and healthcare. No single customer accounted for more than 10 percent of total revenues during 2004, 2003 or 2002. In 2004 our customers included:

•	One of the largest Federal government agencies employed our Enterprise Portal, ASE, Replication Server, Adaptive Server IQ, PowerBuilder and other Sybase technology to build a new data warehouse that enhanced the back-end of its rapidly growing online marketplace. The back-end enhancements incorporated state-of-the art radio frequency (RF) technology and the Sybase products significantly increased the system’s scalability and efficiency, resulting in large savings to taxpayers.

•	For a new e-government initiative, the statistics bureau of a large Federal agency used Sybase IQ to develop a high-performance solution to compress a large volume of data while making it more accessible and reducing the time needed for data gathering. The bureau’s web page now receives over 25,000 hits per day and provides users a single point of access for efficient searches and higher-quality analysis. The time needed to load and index new data also significantly decreased. In recognition of its public impact, the e-government initiative was selected as a finalist in the 2004 Computerworld Honors awards.

•	One of the largest railroad networks in North America implemented iAS’ mobile database, synchronization, and mobile device management technologies to allow mobile workers to remotely use the railroad’s work order management and timekeeping application. The solution reduced data entry time by up to 50%, resulted in significant data entry-related cost savings, and allows thousands of workers to work in very remote places without needing a connection to the railroad’s back-end system.

Our products are available on hardware platforms manufactured by Dell, Hewlett-Packard, IBM, Sun Microsystems, and others. We also make products that connect these platforms to other hardware platforms with large installed bases. Our products are also available for a wide range of operating systems including various UNIX environments, Windows, Windows NT, and Linux. A description of our principal products follows:

Infrastructure Platform Group (IPG)

Information Management Products

Sybase IQ is a highly efficient relational database optimized for outstanding query performance for both structured and unstructured data in business intelligence, reporting environments, and large data warehouses. Sybase IQ combines extraordinary speed and agility with a low cost of ownership.

Sybase Adaptive Server® Enterprise (ASE) is a powerful data management platform for high performance business applications especially in high-transaction, mission-critical environments. ASE combines a low total cost of ownership with excellent reliability, security, and scalability.

Replication Server® increases the flexibility and lowers the cost of managing multiple data management platforms. It provides bi-directional, heterogeneous replication and synchronization across enterprise, client/server, desktop, and mobile systems.

Sybase Dynamic Archive is an online database archiving solution that enables customers to proactively manage runaway data growth by offloading inactive data from the production system while keeping both the production and archived data fully available online. Sybase Dynamic Archive allows customers to reduce maintenance windows, lower storage costs, improve application performance, and comply with regulatory requirements for long-term storage, fast access and data integrity.

Sybase Real-Time Data Services is a simple, cost-effective way to give decision-makers immediate insight into changing business events by proactively pushing time-critical data from heterogeneous enterprise databases to messaging architectures, eliminating the “information lags” created by batch updates or intermittent polling processes.

Sybase Mirror Activator™ improves the economics of high-end storage replication systems by reducing network costs, accelerating recovery time and guaranteeing data integrity. It also extends the usefulness of standby systems by utilizing them for reporting and decision support.

Sybase RepConnect, Open Server™, Open Client™, Open Switch, Replication Agent™, MainframeConnect™ and EnterpriseConnect™ Data Access are among our core data access and integration products that allow users to use a single language to access varied types of data and applications. (e.g., real-time data feeds, stored data) from multiple sources as if they were contained in a single database.

Integration and Access

Sybase Unwired Accelerator speeds the mobilization of Web applications and data sources for always-available access. Its rapid development tools can mobilize existing applications or create new mobile applications.

Sybase Unwired Orchestrator enables organizations to “unwire” enterprise applications making data available to anyone, anywhere. Unwired Orchestrator facilitates rapid development of new applications, especially composite applications, by combining graphically built process flows, enterprise integration, process monitoring and notification, all within a standards-based infrastructure platform and common toolset. This capability cuts cost and rigidity of labor-intensive, hand-coded traditionally needed to extend enterprise applications.

Sybase Enterprise Portal (EP) provides a consolidated, user-friendly look at all types of information from multiple legacy systems. Sybase Content Capture and Sybase Mach Desktop are sold through our OEM channel.

Sybase HIPAA Audit Solution, Claims Solution, EDI Server and Sybase e-Biz Impact™ are integration products specifically designed for the healthcare industry. The HIPAA solution helps customers manage their compliance and reporting obligations under the Health Insurance Portability and Accountability Act of 1996. EDI Server is an integration product for organizations using electronic data interchange (EDI) to exchange business information with trading partners. e-Biz Impact is a proven integration solution for managing complex information routing, particularly in the healthcare industry.

Development and Modeling Tools

Sybase PowerDesigner® is a leading data-modeling and application design tool for enterprises that need to build or re-engineer applications quickly, cost-effectively and consistently (also sold as Sybase PowerAMC).

Sybase PowerBuilder® is an industry-leading rapid application development (RAD) tool that increases developer productivity through tight integration of design, modeling, development, and management.

Sybase DataWindow.Net boosts the performance of .Net application environments.

Sybase PocketBuilder™ provides a highly productive Integrated Development Environment (IDE) for mobile application development.

Sybase EA Server is an enterprise application server based on open standards for powering mission critical applications.

iAnywhere Solutions (iAS)

SQL Anywhere® Studio is recognized as the industry leading data management and enterprise synchronization solution for applications that typically operate without a traditional data center. Offering high performance out of the box, with low maintenance requirements and a small footprint, SQL Anywhere is an enterprise caliber database ideal for embedding in server, desktop, remote office and mobile applications.

m-Business Anywhere™ is a highly scalable platform for delivering Web-based applications and content to mobile devices. Web developers can leverage their existing skill sets and open standards to develop and deploy fully interactive “always available” Web applications with sync-and-go or wireless capabilities.

Pylon™ is a set of secure, flexible, feature-rich solutions that extends a company’s existing Lotus Notes and Microsoft Exchange infrastructure to hand-held devices. Pylon products enable organizations to easily mobilize corporate e-mail, calendar, contacts, task lists, expenses and custom Notes applications.

Mobile Sales is a customizable software package that helps organizations accelerate the adoption and return on investment of existing customer relationship management (CRM) solutions by enabling sales professionals to access these systems from mobile devices, anywhere, at anytime. Mobile Sales offers adaptors for Siebel and salesforce.com applications, and Mobile Pharma addresses the mobile CRM needs of the pharmaceutical industry.

AvantGo® Mobile Internet Service is a free service that delivers rich, personalized mobile Websites to PDAs and smartphones. Today, hundreds of major brands, including American Airlines, CNET, GM, Rolling Stone and The New York Times leverage AvantGo to target a highly desirable demographic of millions of registered users. AvantGo offers the convenience of anywhere anytime access, seamlessly supporting both wireless and “sync and go” connectivity.

Answers Anywhere™ is a robust, carrier-grade middleware platform with powerful Natural Language and context understanding capabilities that enables end-users – whether they are on a wireless phone, using a handheld PDA, interacting with a customized console, or at a desktop computer – to ask for information and transactions in their own words, in any language, and get accurate, relevant answers back quickly and reliably.

Afaria® proactively manages the remote and mobile devices, applications, data, and communications critical to frontline success. Afaria software solutions keep technology simple and useful for those on the front lines of business while providing headquarters with control and visibility.

RFID Anywhere™ automates the process of developing and deploying RFID applications and networks. RFID Anywhere is a platform that addresses the physical requirements of the technology and even provides the ability to simulate and troubleshot production RFID environments. RFID Anywhere abstracts device interfaces and standards and manages them directly.

RemoteWare® is an industry-leading polling, file transfer, and content distribution solution that support a broad range of frontline systems and networking options. RemoteWare fully supports both classic POS devices and contemporary software environments and is designed to move critical sales data between retail or hospitality sites and headquarters.

Financial Fusion, Inc. (FFI)

Financial Fusion® Banking Solutions enable financial institutions to offer multiple-delivery channel support to their consumer, small business, and large corporate clients. Features include account access, banking, cash management services, imaging, bill payment and presentment, customer care, and wireless application support. Solutions are supported on an integrated platform driven by Financial Fusion Server™ using advanced Java technology and industry protocols.

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

WORLDWIDE SERVICES

Technical Support. Our Customer Service and Support organization offers technical support for our entire family of products. We currently maintain regional support centers in North America, Europe, and Asia Pacific that can provide 24 x 7 technical services in all time zones around the world. Our end users and partners have access to technical information sources and newsgroups on our support website, including a problem-solving library, a “solved cases” database, and software fixes that can be downloaded. Generally, customers can choose technical support programs that best suit their business needs. All of the following support programs are priced on a per-product basis and include updates and new version releases that become available during the support period.

     • Basic Support is designed for smaller local enterprises and includes 24 x 7 support coverage for up to two customer support contacts.

     • Extended Support is the minimum support level recommended for our enterprise database products such as ASE and includes 24 x 7 coverage for up to four customer support contacts.

     • Enterprise Support offers personalized high-availability support for companies with mission-critical projects. Services include a designated enterprise support team, account management, and other specialized options.

In addition to the above support offerings, we offer several support services options geared toward developers for designated workplace level and tools products. These programs are priced on a flat-fee annual basis with updates and new version releases available for purchase separately.

Each of our principal business divisions also offers a variety of support services to their partners and resellers.

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

Education. We provide a broad education curriculum allowing customers and partners to increase their proficiency in our products. Basic and advanced courses are offered at Sybase education centers throughout North America, South America, Europe, and Asia Pacific (including Australia and New Zealand). Specially tailored customer classes and self-paced training are also available. A number of our distributors and authorized training providers also provide education in our products.

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

Distribution Method. Sybase products and services are generally licensed through our direct sales organization and our indirect sales channels. “Indirect sales channels” include value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and international distributors and resellers.

International Business. In 2004, 42 percent of our total revenues were from operations outside North America, with operations in EMEA (Europe, Middle East and Africa) accounting for 28 percent, and operations in our Intercontinental region (Asia Pacific and Latin America) accounting for 14 percent. Most of our international sales are made by our foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our products through distributors and other resellers throughout the world. A summary of our geographical revenues is set forth in “MD&A — Geographical Revenues”, Part II, Item 7, and Note Ten to Consolidated Financial Statements, Part II, Item 8. For a discussion of the risks associated with our foreign operations, see “MD&A – Future Operating Results – We are subject to risks arising from our international operations,” Part II, Item 7.

INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of March 1, 2005, we had 98 issued patents (92 U.S. and 6 non-U.S.) that expire approximately 20 years from the date they were filed. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value, but no single patent is critical to Sybase as a whole. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide us with significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “MD&A – Future Operating Results – If we are unable to protect our intellectual property, or if we infringe or are alleged to infringe a third party’s intellectual property, our operating results may be adversely affected,” Part II, Item 7.

RESEARCH AND DEVELOPMENT

Since inception, we have made substantial investments in research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2004, we invested $119.9 million, or 15 percent of our total revenue in research and development. These amounts compared to $116.9 million and 15 percent in 2003, and $117.8 million and 14 percent in 2002. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “MD&A – Future Operating Results – The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position,” Part II, Item 7.

COMPETITION

     The market for our products and services is extremely competitive due to various factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and the trend toward consolidation of companies within the software industry. Our competitors by product groups are described below.

     Information Management Products. Principal competitors to our Information Management Products include Oracle, IBM and Microsoft. We also see compete with certain specialized vendors in niche segments such as Teradata in data warehousing, and GoldenGate Software and Datamirror in the replication software.

     Development and Integration. Principal competitors to our Integration and Access and Development and Modeling Tools offering vary by product type. For Development and Modeling Tools, we compete with Borland, BEA Systems and IBM. Our principal competitors to our Integration and Access products are IBM, WebMethods, BEA Systems, SeeBeyond and Tibco.

     iAnywhere Solutions. Principal competitors to iAS vary by product type. For mobile and embedded database products, we compete with Pervasive Software, Progress Software, Intersystems, MySQL, IBM and Oracle. For mobile middleware products we compete with Extended Systems, IBM and host of numerous small vendors. For mobile device management products, we compete with Intellisync, Altiris, BMC through their recent acquisition of Marimba, iPass through their recent acquisition of Mobile Automation and numerous small vendors.

     Financial Fusion, Inc. Principal competitors to FFI include Corillian, S1, Digital Insights and Open Solutions.

     We believe that we compete favorably against our competitors in each of these areas. However, some of our competitors have longer operating histories, greater name recognition, stronger relationships with partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets. For a discussion of certain risks associated with competition, see “MD&A – Future Operating Results – Industry consolidation and other competitive pressures could affect prices or demand for our products and services, and our business may be adversely affected,” Part II, Item 7.

EMPLOYEES

As of March 1, 2005, Sybase and its subsidiaries had approximately 3,568 regular employees. For information regarding our executive officers, see “Directors and Executive Officers of the Registrant,” Part III, Item 10.

ITEM 2. PROPERTIES

As of December 31, 2004, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 61 separate locations throughout North America, Latin America, Europe and the Asia Pacific region (including Australia and New Zealand), aggregating approximately 1.4 million square feet.

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

In the third quarter of 2004 we commenced occupancy of a 105,000 square foot building housing administrative, R&D and other facilities of our subsidiaries in Waterloo, Canada. This lease expires in 2019 and we have a 10 year renewal option at the end of the lease at then-fair market value.

We occupy three buildings totaling approximately 167,000 square feet in Concord, Massachusetts under a lease that terminates in October 2012. In the third quarter of 2004 we determined to sublease one of these buildings, totaling approximately 44,600 square feet in connection with our restructuring activities.

For a further discussion of our leases in Dublin, Concord and Waterloo, see Note Six to Consolidated Financial Statements, Part II, Item 8.

We continue to lease space at other locations around the world that serve a variety of functions, including professional services, sales, engineering, technical support, and general administration. These include significant facilities in Maidenhead, England; Boulder, Colorado; and Alpharetta, Georgia. In addition to the facilities noted above, we maintain engineering centers in Englewood, Colorado; Paris, France; Pune, India, and Singapore.

ITEM 3. LEGAL PROCEEDINGS

See Note Twelve to Consolidated Financial Statements, Part II, Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a stockholder vote in the quarter ended December 31, 2004.

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

	High	Low
Fiscal 2003
Quarter ended March 31, 2003	$14.97	$12.95
Quarter ended June 30, 2003	$14.67	$11.49
Quarter ended September 30, 2003	$17.59	$13.80
Quarter ended December 31, 2003	$22.10	$16.99

	High	Low
Fiscal 2004
Quarter ended March 31, 2004	$22.66	$19.75
Quarter ended June 30, 2004	$20.88	$16.46
Quarter ended September 30, 2004	$17.67	$12.80
Quarter ended December 31, 2004	$19.95	$13.93

We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our Common Stock on the NYSE on March 1, 2005 was $19.00. The number of stockholders of record on that date was 1,407, according to American Stock Transfer and Trust, our transfer agent.

The information required by this item regarding our securities authorized for issuance under equity compensation plans is provided in “Security Ownership of Certain Beneficial Owners and Management,” Part III, Item 12, which incorporates information to be disclosed in our 2005 Proxy Statement.

Issuer Purchases of Equity Securities

During the fourth quarter of 2004 we conducted the following repurchases of our Common Stock pursuant to our repurchase program:

	Number of shares	Avg. Price Paid Per
Period	purchased	Share
October 2004	133,320	$15.90
November 2004	235,995	$16.75
December 2004	0	0

Total for Fourth Quarter 2004	369,315	$16.44

After completing the repurchases noted above, $103.7 million remained authorized for repurchase pursuant to our publicly announced repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is not necessarily indicative of the results of our future operations. This data should be read in conjunction the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Report on Form 10-K.

Consolidated Statements of Operations Data

(In thousands, except per share data)	2004	2003	2002	2001	2000
Revenues:
License fees	$275,872	$274,817	$325,916	$389,038	$468,501
Services	512,664	503,245	503,945	538,885	494,662

Total revenues	788,536	778,062	829,861	927,923	963,163

Costs and expenses:
Cost of license fees	60,795	60,711	51,448	45,695	45,120
Cost of services	161,848	162,666	190,067	240,779	248,542
Sales and marketing	242,431	239,045	271,765	331,237	345,149
Product development and engineering	119,877	116,889	117,784	125,404	126,689
General and administrative	87,115	82,111	84,938	76,885	67,267
Amortization of goodwill (1)	—	—	—	53,859	30,155
Amortization of other purchased intangibles	5,139	2,000	2,000	2,000	2,575
Goodwill impairment (1)	—	—	12,300	—	—
In-process research and development	—	—	—	18,500	8,000
Stock compensation expense	4,599	2,882	1,937	1,334	—
Reversal of AvantGo restructuring Accrual	(2,677)	—	—	—	—
Cost (reversal) of restructuring	20,017	7,429	40,446	48,751	(791)

Total costs and expenses	699,144	673,733	772,685	944,444	872,706

Operating income (loss)	89,392	104,329	57,176	(16,521)	90,457

Interest income and expense, net	11,574	13,766	14,033	17,529	17,035
Minority interest	—	—	—	(30)	94

Income before income taxes and cumulative effect of an accounting change	100,966	118,095	71,209	978	107,586
Provision for income taxes	33,016	30,829	33,428	26,500	35,461

Income (Loss) before cumulative effect of an accounting change	67,950	87,266	37,781	(25,522)	72,125
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(132,450)	—	—

Net income (loss)	$67,950	$87,266	$(94,669)	$(25,522)	$72,125

Income (Loss) per share before cumulative effect of an accounting change	$0.71	$0.92	$0.39	$(0.27)	$0.82
Cumulative effect of an accounting change	—	—	(1.37)	—	—

Basic net income (loss) per share	$0.71	$0.92	$(0.98)	$(0.27)	$0.82

Shares used in computing basic net Income (loss) per share	95,550	94,833	96,844	94,592	87,711

Income (Loss) per share before cumulative effect of an accounting change	$0.69	$0.89	$0.38	$(0.27)	$0.78
Cumulative effect of an accounting change	—	—	(1.33)	—	—

Diluted net income (loss) per share	$0.69	$0.89	$(0.95)	$(0.27)	$0.78

Shares used in computing diluted net Income (loss) per share	98,001	97,582	99,584	94,592	92,150

Stock compensation expense related to the following:

Cost of services	$160	$30	$—	$—	—
Sales and marketing	335	112	77	52	—
Product development and engineering	82	78	78	56	—
General and administrative	4,022	2,662	1,782	1,226	—

	$4,599	$2,882	$1,937	$1,334	—

(1)	We implemented Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, which states that goodwill (including assembled workforce) can no longer be amortized, but must be tested for impairment on at least an annual basis. For a further discussion of SFAS 142, see Note One to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8 .

Consolidated Balance Sheet Data

(In thousands)

	2004	2003	2002	2001	2000
Cash, cash equivalents and cash investments	$513,632	$573,793	$387,180	$343,160	$354,612
Working capital	290,237	261,023	112,296	111,822	160,560
Total assets	1,183,522	1,151,356	992,749	1,133,242	915,040
Long-term obligations	33,121	15,129	10,641	5,887	5,795
Stockholders’ equity	756,556	741,469	580,374	716,519	490,752

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Our Business

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

Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products, iAS, which provides mobile database and mobile enterprise solutions, and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions. During 2004, approximately 54 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations. For further discussion of our business segments and principal products, see “Business,” Part I, Item 1.

On April 30, 2004 we acquired Xcellenet, Inc. (Xcellenet) a privately held provider of frontline device management software. This acquisition was made to strengthen the Company’s position in the mobile middleware market and bring important enhancements to our Unwired Enterprise offerings. See Note Eleven to Consolidated Financial Statements – Business combinations, Part II, Item 8.

•	Our Results

Total revenues were $788.5 million for 2004, compared to $778.1 million for 2003, and $829.9 million for 2002. The increase in total revenues from 2003 to 2004 was primarily due to a $27.1 million (29 percent) increase in iAS revenues offset by a $18.0 million (2 percent) decline in IPG revenues. Without consideration of XcelleNet the iAS revenue growth would have been $6.9 million (7 percent) for 2004. We believe our iAS revenues will remain strong as we continue to integrate and leverage our XcelleNet acquisition, and as our Unwired Enterprise initiative gains momentum. The decline in the revenue of our IPG segment was attributable to a 5 percent decline in license revenues primarily those derived from our core database products. While we expect the market for our core database products to remain challenging, we are encouraged that IPG license revenues increased during both the third and fourth quarters of 2004 when compared to the same periods in 2003, as well as the sales and interest generated by several products that became generally available during the third quarter of 2004, including our real-time database ASE 12.5.2 and Mirror Activator™.

We reported net income of $68.0 million for 2004, compared to net income of $87.3 million for 2003, and net income of $37.8 million in 2002 (before the cumulative effect of an accounting change). Our 2004 operating margin was 11.3 percent compared to 13.4 percent in 2003. The decrease was partially attributable a $12.6 million increase in restructuring costs incurred in 2004 compared to 2003 (see Note Thirteen to Consolidated Financial Statements, Part II, Item 8), and partially attributable to the inclusion of operating losses of XcelleNet. The acquisition of XcelleNet had an adverse impact of approximately $3.5 million on our 2004 operating margin. The loss generated by Xcellenet was largely attributable to the purchase accounting write-down of approximately $5.1 million in Xcellenet’s deferred revenues associated with technical support services which otherwise would have been recognized in 2004.

Our overall financial position remains strong. During 2004 we generated net cash from operating activities of $176.2 million, and had $521.6 million in cash, cash equivalents and cash investments (including restricted stock) at December 31, 2004. Our days sales outstanding in accounts receivable was 65 days for the quarter ended December 31, 2004 compared to 60 days for the quarter ended December 31, 2003, the largest factor contributing to this increase was our increase in license revenues.

For a discussion of certain factors that may impact our business and financial results, see “Future Operating Results,” below.

•	Business Trends

The market for new sales of enterprise infrastructure software continues to be challenging due to various factors, including a maturing enterprise infrastructure software market, and changing patterns in information technology spending.

As was the case in 2003, the majority of our license fee revenues during 2004 came from sales to our existing customers. In recent years, fewer of our customers have undertaken large-scale infrastructure investments requiring significant investment in our core enterprise database products and related services (this also contributed to a decline in our consulting and education revenues). We believe this is partly due to market saturation in some of our target markets (including financial services, insurance and telecommunications) where large enterprises have invested heavily in their core database infrastructures during the past 15 years. In the future, we believe that much of the industry’s growth will be generated by sales to middle market companies. We believe we are positioned to exploit this growth opportunity with various initiatives including our strategic partnership with SAP focused on providing enterprise level software to small and medium sized businesses.

We continue to observe a changing trend in historical IT spending patterns. Specifically, while we continue to see an overall increase in our transaction volume for license revenues, the average dollar value of these transactions is lower than historical amounts. This pattern supports our view that fiscally cautious customers generally are continuing to purchase products and services based more on present need and less on fulfilling anticipated future needs. Overall, mixed signs of a strong and sustained U.S. and global economic recovery make it difficult to project whether and to what extent the overall market for enterprise infrastructure software will materially improve. We do note, however, that while our results in the first two quarters of 2004 were disappointing, we reported revenue growth and strong operating results in the third and fourth quarters, both of which exceeded analyst expectations.

Moving forward, we will continue to manage our operating expenses as we aggressively pursue our Unwired Enterprise initiative and strategic alliances with our key partners including SAP, Intel, and others. For further discussion of the effect of current business trends on our results of operations, see “Future Operation Results,” below. We also believe that we are well positioned to compete within several growing market segments including mobility solutions, data analytic tools, and Linux based enterprise software.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Future Operating Results,” below). Our critical accounting policies include: revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation, and contingencies and liabilities, each of which are discussed below.

•	Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments would include, for example, the determination of a customer’s creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, or whether included services are essential to the functionality of a product thereby requiring percentage of completion accounting rather than software accounting.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We license software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

     Residual Method Accounting. In software arrangements that include multiple elements (e.g., license rights and technical support services), we allocate the total fees among each of the elements using the “residual” method of accounting. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. We may modify our pricing practices in the future, which would result in changes to our vendor specific objective evidence. As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

     Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) above are met, (ii) payment of the license fee is not dependent upon performance of the consulting services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed. Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed. Historically, these revisions have not been material.

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

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note Ten to Consolidated Financial Statements, Part II, Item 8. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. Our impairment testing resulted in the first quarter of 2002, in a cumulative effect of an accounting change of $132.5 million and in the fourth quarter of 2002, a goodwill impairment of $12.3 million. As of December 31, 2004, our goodwill balance totaled $214.1 million.

We performed our annual impairment analysis as of December 31, 2004 for each of our reporting units and for each indeterminate lived intangible. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2004. However, changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge. A goodwill impairment charge is based on the value of a reporting unit at the testing date. Accordingly, reporting units that previously reported an impairment charge (as was the case with FFI in 2002) are particularly prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after the testing date. This is because any subsequent reduction of fair value after a testing date would have a strong likelihood of triggering an additional impairment charge.

We continue to review our other intangible assets (e.g., purchased technology, trade names and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. See Note One to Consolidated Financial Statements – Goodwill and Other Purchased Intangible Assets, Part II, Item 8.

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

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Quarterly, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs.

•	Restructuring

We have recorded significant accruals in connection with various restructuring activities. These accruals include estimated net costs to settle certain lease obligations based on analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates. For example, in the fourth quarter of 2004 we added approximately $0.7 million to our facility related restructuring accruals due to revisions to expected sublease income provided by our real estate consultants with respect to a property located in Colorado. See Note Thirteen to Consolidated Financial Statements, Part II, Item 8.

•	Income Taxes

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset and record a corresponding reduction to our income tax expense for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset and record a charge to income tax expense for the period. Our gross deferred tax asset at December 31, 2004 was $174.3 million upon which we have recorded a corresponding valuation allowance of $96.3 million. Significant judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences (e.g,, the income we earn within the United States) could materially impact our financial position or results of operations. See Note Eight to Consolidated Financial Statements, Part II, Item 8.

•	Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have continued to account for stock-based employee compensation using the intrinsic value method. Under that method, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. However, as of July 1, 2005, we will be required to apply FASB Statement 123R, Share-Based Payment, which will require us to measure compensation cost for all share-based payments at fair value. See Note One to Consolidated Financial Statements – Stock-Based Compensation, and Other Recent Accounting Pronouncements, Part II, Item 8.

•	Contingencies and Liabilities

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. We routinely review the status of each significant matter and assess our potential financial exposure. When we reasonably determine that a loss associated with any of these matters is probable, and can reasonably estimate the loss, we record a reserve to provide for such loss contingencies. If we are unable to record a reserve because we are not able to estimate the amount of a potential loss in a matter, or if we determine that a loss is not probable, we are nevertheless required to disclose certain information regarding such matter if we determine that there is a reasonable possibility that a loss has been incurred. Because of the inherent uncertainties related to these types of matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we may reevaluate our assessment regarding the probability of a matter or its expected loss. Our financial position or results of operations could be materially and adversely affected by such revisions in our estimates. For further discussion of contingencies and liabilities, see “Future Operating Results,” below.

Results of Operations

Revenues (Dollars in millions)

	2004	Change	2003	Change	2002
License fees by segment:
IPG	$225.3	(5%)	$237.7	(18%)	$290.5
IAS	70.7	26%	56.3	(2%)	57.2
FFI	7.3	87%	3.9	(48%)	7.5
Eliminations	(27.4)		(23.1)		(29.3)

Total license fees	$275.9	*	$274.8	(16%)	$325.9
Percentage of total revenues	35%		35%		39%

Services by segment:
IPG	$475.5	(1%)	$481.0	(1%)	$485.5
IAS	48.6	35%	35.9	65%	21.8
FFI	20.2	20%	16.8	(13%)	19.3
Eliminations	(31.7)		(30.4)		(22.6)

Total services	$512.6	2%	$503.3	*	$504.0
Percentage of total revenues	65%		65%		61%

Total revenues	$788.5	1%	$778.1	(6%)	$829.9

* Not meaningful

Total license fees for 2004 increased slightly from total license fees in 2003 (which had decreased 16 percent from 2002). The increase in license fees revenues during 2004 was primarily attributable to $9.2 million in iAS license revenues generated by products acquired in the XcelleNet acquisition along with a $4.5 million increase in license revenues from the iAS segment’s SQL Anywhere® product. This increase was partially offset by a $13.6 million decline in IPG license revenues from our Adaptive Server® Enterprise product. Reasons for the decline in IPG license revenues for 2004 are discussed above in “Overview,” above, and “Future Operating Results” below.

As noted above, a decline in license revenues relating to our Adaptive Server® Enterprise product was the biggest contributer to the overall decline in IPG license fees. Partially offsetting this decline was increased license revenues from our Replication Server® and Adaptive Server® IQ products.

The increase in iAS license revenues was primarily attributable to products discussed above. Before consideration of license revenues from products acquired in the XcelleNet acquisition, the license revenues of the iAS segment would have increased 9 percent for 2004.

FFI license revenues are largely dependent upon closing large (multi-million dollar) transactions. As a result, the year-over-year results for FFI tend to fluctuate greatly. The increase in FFI license revenues for 2004 was primarily attributable to increased sales of the segment’s core banking application in North America.

In 2003, the most significant decline in license fees revenues resulted from a decline the sales of certain IPG Integration and Access products largely due a major shift in the business of one of our largest North American resellers that significantly lowered the reseller’s need to use our technology as part of its offering. Our revenues from this reseller continued to decline in 2004 and are no longer significant.

Segment revenues includes transactions between the segments, and in the most common instance relates to the sale of iAS and FFI products and services by the IPG segment. In the case of such a transaction, the segment recording the sale also records an intercompany expense on the transaction, with a corresponding intercompany revenue amount recorded by the segment whose product was sold. The net amount retained by the segment that recorded the sale is intended to reflect the costs incurred by such transferring segment. The total transfers between the segments are captured in “Eliminations.”

Total service revenues for 2004 (which include revenues from technical support, education, and professional services) increased 2 percent from total service revenues in 2003. This increase was primarily due to $9.3 million in technical support revenues associated with the XcelleNet business, and a 75 percent increase ($3.9 million) in FFI professional services revenues that primarily resulted from several large consulting engagements in North America. XcelleNet contributed $10.5 million to the iAS segment’s service revenues (primarily technical support) in 2004.

Technical support revenue for 2004 increased 3 percent ($10.7 million) from the 2003 total and the deferred revenue related to technical support contracts at December 31, 2004 was up 11 percent from the deferred revenue related to such contracts at December 31, 2003. Approximately 77 percent of services revenues in each of 2004 and 2003 related to technical support revenues.

Other services revenues declined 1 percent in 2004 from 2003. The increase in FFI’s professional services revenues discussed above was largely offset by a 3 percent decline ($3.1 million) in IPG professional services revenues and a 17 percent ($2.8 million) decline in education services.

The slight decline in 2003 services revenues was due to a drop in IPG and FFI consulting and education revenues, partially offset by an increase in IPG and iAS technical support revenues. The decrease in consulting and education revenues was primarily attributable to the reasons discussed in the “Business Trends” section in “Overview,” above. The technical support revenues were driven by new license revenues combined with a steady level of support renewals by existing customers.

For a description of our technical support, consulting and education services, see “Business – Worldwide Services,” Part I, Item 1.

Geographical Revenues
(Dollars in millions)

	2004	Change	2003	Change	2002
North America	$453.5	*	$455.0	(8%)	$495.4
Percentage of total revenues	58%		59%		60%
International:
EMEA (Europe, Middle East and Africa)	$220.4	4%	$212.8	*	$213.6
Percentage of total revenues	28%		27%		26%
Intercontinental (Asia Pacific and Latin America)	$114.6	4%	$110.3	(9%)	$120.9
Percentage of total revenues	14%		14%		14%
Total Outside North America	$335.0	4%	$323.1	(3%)	$334.5
Percentage of total revenues	42%		41%		40%
Total revenues	$788.5	1%	$778.1	(6%)	$829.9

* Not meaningful

In 2004, North American revenues (United States, Canada and Mexico) decreased slightly from 2003 primarily due to a $9.9 million decline in license fees revenues from our enterprise database products and a $3.6 million decline in third party royalties associated with certain integration products included in the IPG segment. This decrease was largely offset by a $9.1 million increase in license fees revenues from products included in the iAS segment and a $4.1 million increase in consulting revenues. In 2003, the decline in North America revenues was primarily due to the decline in license fees from IPG integration products. As discussed in “Revenues,” above, we believe a major shift in the business of one of our largest North American resellers during 2003 resulted in significantly lower sales of certain integration products during 2003 as well as a continued decline in such revenues for 2004.

EMEA (Europe, Middle East and Africa) revenues for 2004 increased 4 percent from 2003. The increase was due to a $6.0 million increase in license fees revenues from products included in the iAS segment and a $8.5 million increase in technical support services revenues. These increases were partially offset by a $2.6 million drop in license fees revenues from products included in the IPG segment and a $3.9 million decline in professional services revenues. Increased revenues in the UK contributed most to the overall increase for 2004. In 2003, the slight decline in EMEA revenues was attributable to lower revenues from Integration and Access products, largely offset by an increase in revenues from our enterprise database products.

The increase in Intercontinental (Asia Pacific and Latin America) revenues for 2004 was primarily due to a $1.8 million increase in license fees revenues from enterprise database products and a $2.4 million increase in technical support and professional services revenues. The results of our operations in China, Australia, India, Korea, and New Zealand contributed most significantly to the increased revenue, offsetting lower revenues in Japan and Hong Kong. The 9 percent decrease in 2003 Intercontinental revenues compared to 2002 was due a drop in license fees and services revenues from our enterprise database products. The results of our operations in Brazil, China, Korea, and Taiwan contributed most significantly to the decline in revenues, offset by increased revenues in Japan.

In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. The cumulative impact of changes in foreign currency exchange rates from 2003 to 2004 resulted in a 3 percent increase in our revenues and a 2 percent increase in our operating expenses. The cumulative impact of changes in foreign currency exchange rates from 2002 to 2003 resulted in a 5 percent increase in our revenues and a 3 percent increase in our operating expenses. The change for both comparable periods was primarily due to the weakness of the U.S. dollar against certain European currencies.

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

Cost and Expenses
(Dollars in millions)

	2004	Change	2003	Change	2002
Cost of license fees	$60.8	*	$60.7	18%	$51.4
Percentage of license fee revenues	22%		22%		16%

Cost of services	$161.8	(1%)	$162.7	(14%)	$190.1
Percentage of services revenues	32%		32%		38%

Sales and marketing	$242.4	1%	$239.0	(12%)	$271.8
Percentage of total revenues	31%		31%		33%

Product development and engineering	$119.9	3%	$116.9	(1%)	$117.8
Percentage of total revenues	15%		15%		14%

General and administrative	$87.1	6%	$82.1	(3%)	$84.9
Percentage of total revenues	11%		11%		10%

Amortization of other purchased intangibles	$5.1	155%	$2.0	0%	$2.0
Percentage of total revenues	1%		*		*

Goodwill impairment	—	*	—	*	$12.3
Percentage of total revenues	—		—		1%

Stock compensation expense	$4.6	59%	$2.9	53%	$1.9
Percentage of total revenues	1%		*		*

Reversal of AvantGo restructuring accrual.	$(2.7)	*	—	*	—
Percentage of total revenues	*		—		—

Cost of restructuring	$20.0	170%	$7.4	(82%)	$40.4
Percentage of total revenues	3%		1%		5%

*	Not meaningful

Cost of license fees

Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees increased slightly in 2004 over 2003, and increased 18 percent in 2003 over 2002. The 2004 increase was primarily due to a $2.5 million increase in amortization of capitalized software development costs and amortization of $2.6 million on purchased technology acquired as a result of the XcelleNet acquisition, partially offset by a $4.6 million decrease in third-party royalties. The 2003 increase was primarily due to an increase in amortization of capitalized software development costs.

Amortization of capitalized software costs was $33.6 million in 2004, $31.1 million in 2003, and $24.0 million in 2002. In 2004, the increase in amortization of capitalized software costs was primarily due to certain products included in the IPG segment that we began amortizing in the second half of 2003 and in 2004. In 2003, the increase in amortization of capitalized software costs was primarily due to certain enterprise database products that we began amortizing in 2003 and certain enterprise application products that we began amortizing in 2003 and in the second half of 2002. Amortization of purchased technology acquired was $17.8 million in 2004, $15.3 million in 2003, and $14.9 million in 2002. See Note One to the Consolidated Financial Statements — Capitalized Software, Part II, Item 8.

Cost of services

Cost of services consists primarily of the cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs decreased 1 percent in 2004 compared to 2003, primarily due to a reduction in technical support and professional services headcount as a result of our 2004 restructuring activities offset by a $3.3 million increase in consultants utilized by the FFI segment and $2.2 million in expenses associated with the XcelleNet service and support organizations. Our average headcount reflected in this expense category decreased approximately 10 percent in 2004 from 2003. These costs decreased 14 percent in 2003 compared to 2002, primarily due to a reduction in consulting and technical support personnel as a result of our restructuring activities in the second half of 2002 and 2003, and a decrease in costs associated with third-party consultants. Our average headcount reflected in this expense category decreased approximately 19 percent in 2003 from 2002. For further discussion of the effect of our restructuring activities, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8.

Sales and marketing

Sales and marketing expense increased 1 percent in 2004 compared to 2003 due to $7.3 million in sales and marketing costs associated with the XcelleNet organization and a $2.8 million increase in certain allocated common costs offset by a $5.8 million reduction in marketing expenses. We believe that much of the decrease in our spending on marketing resulted from a more effective use of our marketing dollars including the utilization of coordinated market programs with our strategic partners and a more focused internal coordination of marketing programs and messages. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses.

The 12 percent decrease in sales and marketing expense in 2003 compared to 2002 was primarily due to a substantial decrease in spending on marketing programs, a decrease in sales and marketing personnel as a result of our 2003 and 2002 restructuring activities, and a reduction in sales commissions (principally due to lower license fees revenues), and a decrease in certain allocated common costs.

For further discussion of the effect of our restructuring activities, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8.

Product development and engineering

Product development and engineering expenses (net of capitalized software development costs – see discussion below) increased 3 percent in 2004 from 2003, primarily due to a $10.4 million increase in headcount related expenses including a $5.3 million increase for XcelleNet product development and engineering personnel, and a $3.0 million increase in certain allocated common costs. These increases are partially offset by an $8.6 million increase in capitalized software development costs.

The 1 percent decrease in product development and engineering expenses in 2003 over 2002 was primarily due to a decrease in allocated common cost partially offset by the addition of product development and engineering personnel resulting from our acquisition of AvantGo, Inc. in February 2003.

We capitalize product development and engineering costs during the period between a product’s achievement of technological feasibility and its general availability. Our capitalized software cost increased during 2004 as we increased our efforts to bring new products and capabilities to the market. In 2004, our capitalized software costs of $36.5 million included costs incurred for the development of Adaptive Server® Enterprise 12.5.2 and 15.0, Financial Fusion® Corporate Banking Solutions 2.20, EA Server 5.2, EDI Server 4.2, Sybase® IQ 12.6, PowerBuilder® 10.0, PowerDesigner® 11.0, and Unwired Orchestrator 4.5. In 2003, our capitalized software costs of $28.0 million included costs incurred for the development of Corporate Banking 2.1, EA Server 5.0, Sybase Enterprise Portal 6.0, Integration Orchestrator 4.3, and PowerDesigner 10.0. In 2002, capitalized software costs of $32.7 million included costs incurred for the development of the Adaptive Server Enterprise 15.0, Business Process Integrator 3.9, Connectivity 15.0, CeBS 1.0 and 1.5, EA Server 4.1, PowerBuilder 9.0, and PowerDesigner 9.5.

We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and administrative

General and administrative expenses, which include IT, legal, business operations, finance, and administrative functions, increased 6 percent in 2004 compared to 2003, primarily due to an increase in the total number of general and administrative personnel attributable in part to our acquisition of XcelleNet ($2.3 million addition) and a $1.7 million increase in legal expenses. Also included in the 2004 total were approximately $2.0 million in external costs associated with Sarbanes-Oxley compliance. The 3 percent decrease in 2003 compared to 2002 was primarily due to decreases in allocated common costs and a 5 percent decrease in the average number of G&A personnel resulting from our 2003 restructuring activities (see Note Thirteen to Consolidated Financial Statements, Part II, Item 8.

Amortization of other purchased intangibles

Amortization of other purchased intangibles reflects the amortization of the established customer list associated with our acquisition in 2000 of Home Financial Network, Inc. (now FFI) and the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004. The amortization of purchased technology associated with our acquisitions of Home Financial Network, New Era of Networks, AvantGo, Dejima, and XcelleNet is included in cost of license fees. See Note One to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8.

Goodwill impairment

Following our adoption of SFAS 142 in the first quarter of 2002, we conducted the annual impairment testing required by SFAS 142 as of December 31, 2004, December 31, 2003 and December 31, 2002. See Note One to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8. The application of these new rules resulted in a cumulative effect of an accounting change of $132.5 million in the first quarter of 2002 and a goodwill impairment of $12.3 million in the fourth quarter of 2002. Our 2004 and 2003 analysis of goodwill impairment did not indicate an impairment loss for any of the Company’s reporting units. See “Critical Accounting Policies and Estimates,” above, and “Future Operating Results” below. We may encounter difficulties completing or integrating our acquisitions and strategic relationships and may incur acquisition-related charges that could adversely affect our operating results.

Stock compensation expense

Stock compensation expense primarily reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in the second quarter of 2001, in the first quarter of 2003, and in the first and third quarters of 2004 (see Note Seven to Consolidated Financial Statements — Restricted Stock Grants, Part II, Item 8).

Reversal of AvantGo restructuring accrual

In connection with the 2003 acquisition of AvantGo, we assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs, primarily related to excess space at AvantGo’s Hayward, California and Chicago, Illinois facilities. At the time of acquisition, we also accrued additional amounts for lease obligations, net of the expected sublease revenue, associated with AvantGo’s remaining facilities in Hayward which would be vacated upon the expected move of all personnel to Sybase’s facilities in Dublin, California. During the quarter ended September 30, 2004, we were able to sublease the Hayward facilities on terms much better than those anticipated when the applicable accruals were recorded. As a result, we reversed accrued restructuring liabilities related to this facility.

Cost (reversal) of restructuring

2004 Restructuring Actions. In the third quarter of 2004, after two straight quarters of failing to meet revenue and earnings expectations, we embarked on a restructuring plan (2004 Plan) aimed at reducing our annual expenses (primarily employee and facility related) by approximately $15 million. Of this amount, approximately $13 million in annual savings is expected to result from headcount reductions and approximately $2 million in annual savings is expected to result from facility consolidation and the avoidance of software maintenance costs. 2004 Plan activities included the termination of approximately 140 employees worldwide, the closure or consolidation of approximately 5 facilities worldwide and the write-off of certain enterprise software purchased from a third party. It is anticipated that the total costs, once the restructuring activities prescribed under the 2004 Plan are fully completed, will be $20.9 million.

2003, 2002 and 2001 Restructuring Activities. We also undertook restructuring activities in 2003, 2002 and 2001 as a means of managing our operating expenses and assumed certain restructuring program liabilities of AvantGo when we acquired that company in 2003.

For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8.

Operating income/(loss)
(Dollars in millions)

	2004	Change	2003	Change	2002
Operating income by segment:
IPG	$83.5	3%	$81.4	(6%)	$86.7
IAS	12.7	(34%)	19.2	(13%)	22.1
FFI	(7.0)	(26%)	(9.5)	(49%)	(18.8)
Unallocated cost savings	0.2	(98%)	13.2	*	(32.8)

Total operating income	$89.4	(14%)	$104.3	82%	$57.2
Percentage of total revenues	11.3%		13.4%		7%

*	Not meaningful

Operating income in 2004 was $89.4 million compared to operating income of $104.3 million in 2003 and operating income of $57.2 million in 2002. The decline in the operating margin to 11.3 percent in 2004 compared to 13.4 percent in 2003 was primarily the result of the accrual of expenses relating to our 2004 restructuring plan, and partially attributable to the 2004 results of XcelleNet. The increase in operating income in the IPG segment for 2004 compared to 2003 was primarily due to the decrease in employee and facilities related operating expenses as a result of our restructuring activities in 2003 and 2004 partially offset by a decline in license fees revenues as a result of factors discussed under “Revenues,” above. The operating margin for this segment was 11.9 percent for 2004 compared to 11.3 percent for 2003. The decrease in operating income in the IPG segment for 2003 compared to 2002 was primarily due to the decline in license fees revenues from Integration and Access products as a result of the factors discussed under “Revenues” above, partially offset by the decrease in operating expenses resulting from the 2002 restructuring activities.

The decline in operating income for the iAS segment in 2004 compared to 2003 was primarily due to an increase in operating expenses largely attributable to the XcelleNet and Dejima transactions, offset by an increase in total revenues. The operating margin associated with XcelleNet and Dejima in 2004 was ($4.5) million, of which ($5.6) million was related to the amortization of intangibles acquired in these acquisitions. The operating margin for this segment was 10.7 percent for 2004 compared to 20.8 percent for 2003. The results of XcelleNet and Dejima accounted for approximately 69 percent of the 2004 decline in iAS’s operating margin. The decline in operating income for the iAS segment in 2003 compared to 2002 was primarily due to an increase in operating expenses largely attributable to the AvantGo acquisition, offset by an increase in total revenues. The operating margin associated with AvantGo in

2003 was ($5.1) million, of which ($0.3) million was related to the amortization of purchased technology acquired in the acquisition.

The decrease in FFI’s operating loss of 2004 primarily resulted from the increase in revenues discussed above. The operating loss in the FFI segment dropped in 2003 compared to 2002 due primarily to the $12.3 million goodwill impairment charge incurred in 2002.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segment including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other income (expense), net
(Dollars in millions)

	2004	Change	2003	Change	2002
Interest income	$10.9	(3%)	$11.2	(4%)	$11.7
Percentage of total revenues	1%		1%		1%

Interest expense and other, net	$0.7	(72%)	$2.5	4%	$2.4
Percentage of total revenues	*		*		*

*	Not meaningful

In 2004, interest income decreased 3 percent from 2003. Interest income consists primarily of interest earned on our investments. The decrease in interest income for 2004 compared to 2003 is primarily due to the decrease in the cash balances invested. Our invested cash balances declined as a result of cash used in our stock repurchase program and for the XcelleNet and Dejima acquisitions. See “Consolidated Statements of Cash Flows,” Part II, Item 8. The 4 percent decrease in interest income from 2002 to 2003 was largely due to the decline in interest rate yields on invested cash balances.

Interest expense and other, net, primarily includes: net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net decrease in interest expense and other, net for 2004 compared to 2003 was primarily due to a gain of approximately $3.2 million recorded in 2003 relating to the realization of a note receivable originally generated from our sale of certain Swiss subsidiaries. Interest expense and other, net for 2002 included a gain of approximately $2.5 million that we realized on the initial sale of these Swiss subsidiaries.

Provision for Income Taxes
(Dollars in millions)

	2004	Change	2003	Change	2002
Provision for income taxes	$33.0	7%	$30.8	(8%)	$33.4

In 2004 a provision for income taxes was recorded at a rate of approximately 33 percent on income before taxes. Our effective tax rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns, the utilization of Japanese net operating losses, additional tax reserves relating primarily to foreign transfer pricing exposures and the release of tax reserves upon the completion of various tax audits. Without the benefit of the Japanese net operating losses, adjustments for the difference resulting from the filing of the prior years’ tax returns and for tax reserves, our effective tax rate for the year would have been approximately 39 percent.

In 2003 a provision for income taxes was recorded at a rate of approximately 26 percent on income before taxes. Our effective tax rate differed from the statutory federal rate of 35 percent primarily due to the utilization of certain foreign tax credits upon which a full valuation allowance was provided, the release of certain deferred tax liabilities which were made unnecessary when we were able to restructure certain earnings of a foreign subsidiaries in a manner to allow for their repatriation free from the withholding taxes we provided for with the deferred tax liability, and the release of certain tax reserves upon the completion of various tax audits.

In 2002 a provision for income taxes was recorded at a rate of approximately 47 percent on income before taxes and the cumulative effect of an accounting change. Our 2002 effective tax rate differed from the statutory federal rate of 35 percent primarily due to non-deductible charges associated with the impairment loss on certain goodwill, and the impact of state taxes.

We had a net deferred tax asset of $50.6 million at December 31, 2004. This deferred tax asset is net of a valuation allowance of $96.3 million. As of December 31, 2004, the gross deferred tax asset included a research and development tax credit of $17.7 million, foreign tax credits of $5.8 million and an asset for certain net operating losses of $63.5 million. The research and development tax credits expire from 2010 through 2024, the foreign tax credits expire from 2010 through 2014, and the net operating losses expire from 2007 through 2024. In order to realize our net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions to obtain the recorded benefit from the reversal of temporary differences (i.e., between book and tax basis), and from tax credit carryforwards. Specifically, realization of these assets is dependent on our ability to generate approximately $163.6 million of future taxable income, largely in the U.S. Based on the plans and estimates we are using to manage the underlying business we believe that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made.

The valuation allowance primarily relates to the deferred tax assets associated with acquired net operating losses, net operating loss and capital loss carryforwards, tax assets associated with stock option activity, and foreign tax credits. Approximately $72.6 million of the valuation allowance relates to deferred tax assets associated with net operating losses and capital losses acquired in, or attributable to, the NEN and AvantGo acquisitions. If the associated deferred tax assets are realized, the benefit from their realization will reduce goodwill carried on our books associated with these acquisitions. The valuation allowance also includes approximately $17.1 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity.

Cumulative effect of an accounting change to adopt SFAS 142
(Dollars in millions)

	2004	Change	2003	Change	2002
Cumulative effect of an accounting change to adopt SFAS 142	—	*	—	*	$132.5

*	Not meaningful

For a discussion of the cumulative effect of an accounting change to adopt SFAS 142, see Note One to Consolidated Financial Statements – Goodwill and Other Purchased Intangibles, Part II, Item 8.

Net income (loss) per share
(Dollars and shares in millions)

	2004	Change	2003	Change	2002
Net income (loss)	$68.0	(22%)	$87.3	*	$(94.7)
Percentage of total revenues	9%		11%		(11% )
Basic:
Net income (loss) per share	$0.71	(23%)	$0.92	*	$(0.98)
Shares used in computing basic net income (loss) per share	95.6	1%	94.8	(2%)	96.8
Diluted:
Net income (loss) per share	$0.69	(22%)	$0.89	*	$(0.95)
Shares used in computing diluted net income (loss) per share	98.0	*	97.6	(2%)	99.6

*	Not meaningful

We reported net income of $68.0 million in 2004, net income of $87.3 million in 2003, and net loss of $94.7 million in 2002. In 2004, the decrease in net income compared to 2003 was due to the various factors discussed above. In 2003, the increase in our net income was primarily related to the absence of any goodwill impairment loss as compared to the $132.5 million impairment loss recognized in 2002 as a cumulative effect of an accounting change (see Note One to Consolidated Financial Statements — Goodwill and Other Purchased Intangibles, Part II, Item 8), and the factors discussed in “Operating Income,” above.

In 2004, the increase in shares used for computing basic and diluted net income per share was due primarily to the ongoing exercise of employee stock options, partially offset by shares repurchased under our Stock Repurchase Program (described in “Liquidity and Capital Resources,” below). In 2003, the decrease in shares used for computing basic and diluted net income per share was primarily from shares repurchased under our Stock Repurchase Program. These repurchases primarily occurred during the early part of 2003. The decrease was partially offset by the exercise of employee stock options (which primarily occurred during the later part of 2004) and the issuance of approximately 0.7 million shares of our Common Stock during the third quarter of 2003 to an unrelated third party in connection with an agreement for marketing services (see Note Seven to Consolidated Financial Statements – Issuance of Company Stock for Certain Services, Part II, Item 8). See also Consolidated Statements of Stockholders’ Equity, Part II, Item 8.

Liquidity and capital resources
(Dollars in millions)

	2004	Change	2003	Change	2002
Working capital	$290.2	11%	$261.0	132%	$112.3
Cash, cash equivalents and cash Investments	$513.6	(10%)	$573.8	48%	$387.2
Net cash provided by operating activities	$176.2	(13%)	$202.1	23%	$164.3
Net cash used for investing activities	$82.8	(54%)	$178.7	62%	$110.1
Net cash provided by (used for) financing activities	$(102.2)	*	$25.0	*	$(66.2)

*	Not meaningful

Net cash provided by operating activities decreased 13 percent in 2004 compared to 2003 primarily due to a $12.6 million decrease in net income before consideration of depreciation, amortization and asset write-offs, and the impact in 2003 of aggressive collection efforts which significantly reduced our accounts receivables (DSO was reduced from 72 days in Q4 2002 to 60 days in Q4 2003). This decrease was partially offset by a larger reduction of accrued liabilities in 2003 compared to 2004, with the 2003 decrease principally related to restructuring related facility accruals.

Net cash provided by operating activities increased 23 percent between 2002 and 2003, primarily due to a $40.7 million increase in net income before consideration of depreciation, amortization and an impairment loss. The increase also resulted from increased cash of $24.5 million associated with our improved collections in EMEA.

Net cash used for investing activities decreased 54 percent between 2003 and 2004 primarily due to net dispositions of cash investments of $65.0 million compared to net purchases of cash investments of $102.9 million in 2003. For further discussion of our investment portfolio, see “Interest Rate Risk,” below. The decrease was partially offset by the net cash outlay of $81.3 million for the XcelleNet and Dejima transactions in the second quarter of 2004, as compared to the $13.9 million in net cash was used for the acquisition of AvantGo during the first quarter of 2003.

Net cash used for investing activities increased 62 percent between 2002 and 2003 primarily due to net purchases of cash investments of $102.9 million in 2003 compared to $34.0 million in 2002.

Substantially all our financing activities from 2002 through 2004 related to purchases under the Stock Repurchase Program (discussed below) and the utilization of treasury stock issued upon exercise of stock options under certain of our employee stock plans. Net cash used for financing activities in 2004 was $102.2 million compared to net cash provided by financing activates of $25.0 million in 2003. The shift from net cash provided by financing activities to net cash used for financing activities was primarily the result of a $84.7 million increase in the cash used to repurchase our stock during 2004, compared to the cash used for a similar purpose during 2003. In addition, we paid off $22.2 million of long-term obligations assumed as part of the XcelleNet acquisition during the second quarter of 2004. The shift from net cash used for financing activities in 2002 to net cash provided by financing activities in 2003 was primarily due to the fact that we repurchased fewer shares under the Stock Repurchase Program in 2003 compared to 2002.

Beginning in 1998, our Board of Directors authorized the repurchase of our outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2004, aggregate amounts authorized under the Stock Repurchase Program totaled $600.0 million. During 2004, we repurchased 6.4 million shares at a cost of $115.6 million. In 2003, we repurchased 2.3 million shares at a cost of $30.9 million, and in 2002 we repurchased 6.7 million shares at a cost of $89.8 million.

Approximately $103.7 million remained in the Stock Repurchase Program at December 31, 2004. The average price per share of the shares repurchased under the Stock Repurchase Program during 2004 was $18.06, compared to $13.24 in 2003, and $13.42 in 2002. We had no significant commitments for capital expenditures at December 31, 2004. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. At December 31, 2004 we had no debt to unrelated parties, however, on February 22, 2005 we issued $460 million in aggregate principal amount of convertible notes. See Note Fifteen to Consolidated Financial Statements, Part II, Item 8.

We engage in global business operations and are therefore exposed to foreign currency fluctuations that can affect the overall value of the assets (including cash.) and liabilities reflected on our balance sheet. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management – Foreign Exchange Risk,” below.

Contractual Obligations

Our contractual obligations at December 31, 2004 are summarized as follows:

	Payments Due by Period
(Dollars in Millions)		2005	2006-2007	2008-2009
Contractual Obligations	Total	Commitments	Commitments	Commitments	After 2009
Operating leases	$346.2	$45.1	$81.5	$69.4	$150.2
Capital lease	15.6	1.1	2.1	2.1	$10.3
Third party royalties /Software license & maintenance commitments	5.5	4.2	1.3		—

Total commitments	$367.3	$50.4	$84.9	$71.5	$160.5

Subsequent to December 31, 2004 we issued $460 million in convertible notes. The company will treat this obligation as a debt obligation due on February 22, 2010. We have used approximately $125 million of the proceeds to repurchase 6.7 million shares of Sybase stock. We intend to use the remaining proceeds for working capital and general corporate purposes which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of our common stock. See Note Fifteen to Consolidated Financial Statements, Part II, Item 8.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123® supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123® is similar to the approach described in Statement 123. However, Statement 123® requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Disclosure in financial footnotes of the pro forma impact of the fair value of share-based payments, as permitted by APB 25, is not a permitted alternative under Statement 123®.

We are required to apply Statement 123® beginning July 1, 2005 and could choose, but will decline, to apply Statement 123® retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, will be measured and recognized on July 1, 2005. See Note One to Consolidated Financial Statements – Other Recent Accounting Pronouncements, Part II, Item 8.

Financial Risk Management

Foreign Exchange Risk

We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses from translating these amounts into U.S. dollars for subsidiaries that conduct their business in a currency other than the U.S. dollar, are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. As of December 31, 2004, we had identifiable net assets totaling $225.4 million associated with our EMEA operations and $73.9 million associated with our Intercontinental operations.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have material adverse or beneficial impacts on our financial position and results of operations. Historically, our primary exposures have related sales and expenses in EMEA, Asia Pacific, and Latin America which are denominated in a currency other than the functional currency of the subsidiary recording the transaction. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on our outstanding forward contracts as of December 31, 2004 was immaterial to our consolidated financial statements. The tables below provide information about our forward contracts as of December 31, 2004 and 2003.

(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2004	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$249	0.8302
British Pounds	$957	1.9135
Euro	$15,609	1.3573
Singapore Dollars	$6,611	0.6121
Mexican Pesos	$313	0.0893

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$1,761	102.2300
Swiss Franc	$1,924	1.1433
Korean Won	$4,415	1039.5000

Contracts for the purchase of Euros and sale of:
Swedish Krona	$603	9.0011
Swiss Franc	$2,186	1.5518
UK Pound	$7,270	0.7093
Norwegian Krone	$2,049	8.2802

Total	$43,947

(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2003	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$7,157	0.7695
Euro	$17,732	1.2576
Singapore Dollars	$5,235	0.5882

Contracts for the purchase of US Dollars and sale of:
Swiss Franc	$1,613	1.2403

Contracts for the purchase of Euros and sale of:
Swedish Krona	$1,262	9.0769
Swiss Franc	$1,452	1.5598
UK Pound	$9,065	0.7080
Norwegian Krone	$1,603	8.4020

Total	$45,119

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

Default Risk

We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure with any one issuer.We mitigate default risk by investing in safe, high investment grade securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for our investment portfolio, since all investments are made in securities with fixed interest rates.

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

Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and our quarterly license revenues depend largely on orders booked and shipped in that quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In recent periods, we have experienced fluctuations in the purchasing patterns of our customers. For example, during 2003 and the first half of 2004, we experienced an overall increase in the volume of license revenue transactions but an overall decrease in the average dollar value of these transactions. During the fourth quarter of 2004, our average dollar value for these transactions increased significantly over the fourth quarter of 2003, but the total number of orders declined. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the first and second quarters of 2004.

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

In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. For example, in the first and second quarters of fiscal 2004, our results fell short of our previously announced forecasts for those periods. In our experience revenues in the fourth quarter benefit from large enterprise customers placing orders before the expiration of budgets tied to the calendar year. As a result, revenues from license fees tend to decline from the fourth quarter of one year to the first quarter of the next year. In the past, this seasonality has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuations in our operating results may contribute to volatility in our stock price.

Economic conditions in the U.S. and worldwide could adversely affect our revenues.

Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years contributed to a decrease in our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our 2004 revenues exceeded 2003 revenues by 1.3%. If the U.S. and worldwide economies do not continue to stabilize and improve, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, etc.), we may not be able to maintain or expand our recent revenue growth.

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

The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the U.S. There also appears to be a growing trend toward consolidation in the software industry, as evidenced by Oracle’s recent acquisition of PeopleSoft, Symantec’s announcement that it will acquire Veritas, PeopleSoft’s 2003 acquisition of J.D. Edwards, and IBM’s 2001 acquisition of the Informix database business. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Because of Oracle’s acquisition of PeopleSoft, we anticipate that a limited number of our customers that use PeopleSoft products will choose to run these applications on Oracle products rather than on our products. Continued consolidation activity could pose a significant competitive disadvantage to us.

The significant purchasing and market power of larger companies may also subject us to increased pricing pressures. Many of our competitors have greater financial, technical, sales and marketing resources, and a larger installed customer base than us. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must develop and promote new products and solutions, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position.

Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. We acquired AvantGo in 2003, as well as XcelleNet and certain assets of Dejima in April 2004, to enhance our mobile, wireless and embedded solutions that form the foundation of our Unwired Enterprise initiative. In 2004 we introduced more new and enhanced products than in any previous year. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products are not widely adopted and successful, our competitive position and our operating results could be adversely affected.

If our existing customers cancel or fail to renew their technical support agreements, or if customers do not license new or additional products on terms favorable to us, our technical support revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from technical support services, which are included in service revenues. The terms of our standard software license arrangements provide for the payment of license fees and prepayment of first-year technical support fees. Support is renewable annually at the option of the end user. We have recently been experiencing increasing pricing pressure from customers when purchasing or renewing technical support agreements and this pressure may result in our reducing support fees or in lost support fees if we refuse to reduce our pricing, either of which could result in reduced revenue. If our existing customers cancel or fail to renew their technical support agreements, or if we are unable to generate additional support fees through the license of new products to existing or new customers, our business and future operating results could be adversely affected.

Unanticipated delays or accelerations in our sales cycles could result in significant fluctuations in our quarterly operating results.

The length of our sales cycles varies significantly from product to product. The sales cycle for some of our products can take up to 18 months to complete. Any delay or unanticipated acceleration in the closing of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. For example, in the second quarter of 2004, the license revenue in IPG declined 15% from the prior year period, in part due to larger sales being delayed and a lengthening sales cycle. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sales cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated.

We may encounter difficulties completing or integrating our acquisitions and strategic relationships and may incur acquisition-related charges that could adversely affect our operating results.

We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. Additionally, we have in the past and may in the future make strategic investments in other companies. We have recently acquired a number of companies and formed certain strategic relationships.

For example, we acquired AvantGo in 2003 and XcelleNet and certain assets of Dejima in April 2004. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.

We may not achieve the desired benefits of our acquisitions and investments. For example, we may be unable to successfully assimilate an acquired company’s management team, employees or business infrastructure. Also, dedication of additional resources to execute acquisitions and handle integration tasks could temporarily divert attention from other important business. Such acquisitions could also result in costs, liabilities, or additional expenses that could harm our results of operations and financial condition. In addition, we may not be able to maintain customer, supplier or other favorable business relationships of ours, or of our acquired operations, or be able to terminate or restructure unfavorable relationships.

Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of December 31, 2004, we had approximately $214 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges (as was the case with FFI in 2002) are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.

With respect to our investments in other companies, we may not realize a return on our investments, or the value of our investments may decline if the businesses in which we invest are not successful. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt, restructuring charges relating to the consolidation of operations and the creation of other intangible assets that could result in amortization expense or impairment charges, any of which could adversely affect our operating results.

Restructuring activities and reorganizations in our sales model may not succeed in increasing revenues and operating results.

Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through December 31, 2004. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.

Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. For example, in January 2003, we reorganized our sales focus with the creation of the IPG, which was designed to integrate and provide synergies among our different products lines and to focus on increasing our market presence and revenue through indirect channels such as SIs, OEMs and VARs and other resellers. In the process of this reorganization, we brought three of our former divisions, ESD, eBD and BID, under a single umbrella, and reduced the number of our business divisions from five to three. In early 2005 the IPG sales organization was restructured into two organizations, North America and International. Other organizational changes in our sales or divisional model could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.

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

We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2004, revenues outside North America represented 42 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.

We face exposure to adverse movements in foreign currency exchange rates.

We experience foreign exchange translation exposure on our net assets and transactions denominated in currencies other than the U.S. dollar. In 2004, our net income and revenues benefited from the decline in the value of the U.S. dollar against a number of foreign currencies, including the Euro and the Japanese Yen. We do not utilize foreign currency hedging contracts to smooth the impact of converting non-U.S. dollar denominated revenues into U.S. dollars for financial reporting. Because we do not anticipate entering into currency hedges for non-U.S. dollar revenues, our future results will fluctuate based on the appreciation or depreciation of the U.S. dollar against major foreign currencies.

As of December 31, 2004, we had identified net assets totaling $225.4 million associated with our EMEA operations, and $73.9 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.

Growing market acceptance of “open source” software could cause a decline in our revenues and operating margins.

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

Additionally, we have incorporated other types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. However, as the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenues and operating margins.

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

We have in the past received claims by third parties asserting that our products violate their patents or other proprietary rights. It is likely that such claims will be asserted in the future. In addition, to the extent we acquire other intellectual property rights, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. For example, a trademark infringement and dilution case filed in 1999 against NEN, which we acquired in April 2001, resulted in a multi-million dollar judgment against NEN and an injunction against NEN’s use of the trade name “NEON.” The action was settled in September 2001 for a lesser amount as well as certain other concessions. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.

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

Our key personnel are critical to our business, and we cannot assure that they will remain with us.

Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in August 2004, Martin J. Healy, Vice President and Corporate Controller, retired and was replaced by Jeffrey G. Ross, formerly Group Director of Tax and Accounting. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.

Changes in accounting and legal standards could adversely affect our future operating results.

During the past several years, various accounting guidance has been issued with respect to revenue recognition rules in the software industry. However, much of this guidance addresses software revenue recognition primarily from a conceptual level, and is silent as to specific implementation requirements. As a consequence, we have been required to make assumptions and judgments, in certain circumstances, regarding application of the rules to transactions not addressed by the existing rules. We believe our current business arrangements and contract terms have been properly reported under the current rules. However, if final interpretations of, or changes to, these rules necessitate a change in our current revenue recognition practices, our results of operations, financial condition and business could be materially and adversely affected.

In October 2004, the FASB concluded that Statement 123(R), Share-Based Payment “Statement 123(R)” requiring companies to measure compensation cost for all share-based payments at fair value, will be effective for most public companies for interim or annual periods beginning after June 15, 2005. We currently account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” However, we will be required to measure and recognize the cumulative effect, if any, from the adoption of Statement 123(R) beginning July 1, 2005. Statement 123(R) likely will affect the accounting for our current employee stock option and stock purchase plans, and could have an adverse effect on our accounting for compensation expenses if we are unable to modify our plans in an appropriate or timely manner.

In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002, or the SOA, in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, internal controls, corporate ethics, and oversight of the accounting profession, among other areas. These SEC-mandated rules and procedures became effective starting in the latter half of 2002, and new rules are expected to evolve and become implemented over the next several years. We are also subject to additional rules and regulations, including those enacted by the New York Stock Exchange where our common stock is traded. Compliance with existing or new rules that influence significant adjustments to our business practices and procedures could result in significant expense and may adversely affect our results of operations. Failure to comply with these rules could result in delayed financial statements and might adversely impact the price of our common stock.

The unfavorable outcome of litigation and other claims against us could have a material adverse impact on our financial condition and results of operations.

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

Provisions of our corporate documents have anti-takeover effects that could prevent a change in control.

Provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include authorizing the issuance of preferred stock without stockholder approval, prohibiting cumulative voting in the election of directors, prohibiting the stockholders from calling stockholders meetings and prohibiting stockholder actions by written consent.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is presented under “MD&A – Financial Risk Management,” Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Sybase, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Sybase, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sybase, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sybase, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sybase, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Sybase, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sybase, Inc.

We have audited the accompanying consolidated balance sheets of Sybase, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sybase, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose , California
March 14, 2005

Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share and per share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$321,417	$315,404
Short-term cash investments	158,217	155,093

Total cash, cash equivalents and short-term cash investments	479,634	470,497
Restricted cash	5,356	4,747
Accounts receivable, less allowance for doubtful accounts of $1,852 (2003 - $4,145)	157,897	140,332
Deferred income taxes	11,205	12,739
Prepaid expenses and other current assets	14,790	16,167

Total current assets	668,882	644,482
Long-term cash investments	33,998	103,296
Restricted long-term cash investments	2,600	3,400
Property, equipment and improvements, net	64,371	67,462
Deferred income taxes	39,440	58,506
Capitalized software, net	61,771	58,947
Goodwill	214,110	140,875
Other purchased intangibles, less accumulated amortization of $86,442 (2003 – $63,485)	67,208	38,715
Other assets	31,142	35,673

Total assets	$1,183,522	$1,151,356

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$11,962	$15,425
Accrued compensation and related expenses	43,632	39,134
Accrued income taxes	32,595	33,677
Other accrued liabilities	81,715	94,611
Deferred revenue	208,741	200,612

Total current liabilities	378,645	383,459

Other liabilities	33,121	15,129
Long-term deferred revenue	10,170	6,269
Minority interest	5,030	5,030

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 95,518,977 shares outstanding (2003 – 105,337,362 shares issued and 98,525,464 shares outstanding)	105	105
Additional paid-in capital	940,806	933,657
Accumulated deficit	(66,690)	(126,385)
Accumulated other comprehensive income/(loss)	49,356	26,849
Cost of 9,818,385 shares of treasury stock (2003 – 6,811,898 shares)	(159,617)	(87,672)
Unearned stock compensation	(7,404)	(5,085)

Total stockholders’ equity	756,556	741,469

Total liabilities and stockholders’ equity	$1,183,522	$1,151,356

See accompanying notes.

Consolidated Statements of Operations

	For the years ended December 31
(In thousands, except per share data)	2004	2003	2002
Revenues:
License fees	$275,872	$274,817	$325,916
Services	512,664	503,245	503,945

Total revenues	788,536	778,062	829,861

Costs and expenses:
Cost of license fees	60,795	60,711	51,448
Cost of services	161,848	162,666	190,067
Sales and marketing	242,431	239,045	271,765
Product development and engineering	119,877	116,889	117,784
General and administrative	87,115	82,111	84,938
Amortization of other purchased intangibles	5,139	2,000	2,000
Goodwill impairment	—	—	12,300
Stock compensation expense	4,599	2,882	1,937
Reversal of AvantGo restructuring accrual	(2,677)	—	—
Cost of restructuring	20,017	7,429	40,446

Total costs and expenses	699,144	673,733	772,685

Operating income	89,392	104,329	57,176
Interest income	10,908	11,229	11,674
Interest expense and other income, net	666	2,537	2,359

Income before income taxes and cumulative effect of an accounting change	100,966	118,095	71,209
Provision for income taxes	33,016	30,829	33,428

Income before cumulative effect of an accounting change	67,950	87,266	37,781
Cumulative effect of an accounting change to Adopt SFAS 142	—	—	(132,450)

Net income (loss)	$67,950	$87,266	$(94,669)

Income per share before cumulative effect of an accounting change	$0.71	$0.92	$0.39
Cumulative effect of an accounting change	—	—	(1.37)

Basic net income (loss) per share	$0.71	$0.92	$(0.98)

Shares used in computing basic net income (loss) per share	95,550	94,833	96,844

Income per share before cumulative effect of an accounting change	$0.69	$0.89	$0.38
Cumulative effect of an accounting change	—	—	(1.33)

Diluted net income (loss) per share	$0.69	$0.89	$(0.95)

Shares used in computing diluted net income (loss) per share	98,001	97,582	99,584

See accompanying notes.

Stock compensation expense related to the following:

Cost of services	$160	$30	$—
Sales and marketing	335	112	77
Product development and engineering	82	78	78
General and administrative	4,022	2,662	1,782

	$4,599	$2,882	$1,937

Consolidated Statements of Stockholders’ Equity

	Three years ended December 31, 2004
					Accumulated
	Common stock		Additional		Other		Unearned
	Outstanding	Par	paid-in	Accumulated	Comprehensive	Treasury	Stock
(Dollars and shares in thousands)	Shares	Value	capital	Deficit	Income/(Loss)	Stock	Compensation	Total
Balances at December 31, 2001	98,725	105	925,709	(68,723)	(27,994)	(107,175)	(5,403)	716,519

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	2,633	—	—	(26,690)	—	50,332	—	23,642
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(6)		(95)	146	—	(147)	95	(1)
Acquisition of treasury stock	(6,692)	—	—	—	—	(89,826)		(89,826)
Amortization of unearned stock Compensation		—	—	—	—		1,938	1,938
Tax benefit of exercise of stock options	—	—	3,450	—	—	—	—	3,450

Subtotal	94,660	105	929,064	(95,267)	(27,994)	(146,816)	(3,370)	655,722
Net loss	—	—	—	(94,669)	—	—	—	(94,669)
Foreign currency translation adjustments	—	—	—	—	18,826	—	—	18,826
Unrealized gains/(losses) on Marketable securities	—	—	—	—	495	—	—	495

Comprehensive loss								(75,348)

Balances at December 31, 2002	94,660	105	929,064	(189,936)	(8,673)	(146,816)	(3,370)	580,374

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	5,148	—	(3)	(20,054)	—	75,938	—	55,881
Treasury stock reissued under Restricted stock option plan	353		5,012	(5,915)	—	5,949	(5,012)	34
Treasury stock reissued for certain Services	721		—	1,720	—	8,676	—	10,396
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(24)		(416)	534	—	(536)	415	(3)
Acquisition of treasury stock	(2,333)	—	—	—	—	(30,883)		(30,883)
Amortization of unearned stock Compensation		—	—	—	—		2,882	2,882

Subtotal	98,525	105	933,657	(213,651)	(8,673)	(87,672)	(5,085)	618,681
Net income	—	—	—	87,266	—	—	—	87,266
Foreign currency translation adjustments	—	—	—	—	36,100	—	—	36,100
Unrealized gains/(losses) on Marketable securities	—	—	—	—	(578)	—	—	(578)

Comprehensive income								122,788

Balances at December 31, 2003	98,525	$105	$933,657	$(126,385)	$26,849	$(87,672)	$(5,085)	$741,469

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	3,058	—	601	(4,284)	—	39,243	—	35,560
Treasury stock reissued under Restricted stock option plan	355		6,673	(4,071)	—	4,727	(7,294)	35
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(21)		(125)	100	—	(353)	376	(2)
Acquisition of treasury stock	(6,398)	—	—	—	—	(115,562)		(115,562)
Amortization of unearned stock Compensation		—	—	—	—		4,599	4,599

Subtotal	95,519	105	940,806	(134,640)	26,849	(159,617)	(7,404)	666,099
Net income	—	—	—	67,950	—	—	—	67,950
Foreign currency translation adjustments	—	—	—	—	23,099	—	—	23,099
Unrealized gains/(losses) on Marketable securities	—	—	—	—	(592)	—	—	(592)

Comprehensive income								90,457

Balances at December 31, 2004	95,519	$105	$940,806	$(66,690)	$49,356	$(159,617)	$(7,404)	$756,556

See accompanying notes.

Consolidated Statements of Cash Flows

	For the years ended December 31
(Dollars in thousands)	2004	2003	2002
Cash and cash equivalents, beginning of year	$315,404	$231,267	$222,793
Cash flows from operating activities:
Net income (loss)	67,950	87,266	(94,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,912	84,885	81,342
Write-off of assets in restructuring	6,908	258	992
(Gain) Loss on disposal of assets	2,680	(435)	(3,004)
Goodwill impairment	—	—	144,750
Reversal of purchase accounting accrual	(2,677)	—	—
Deferred income taxes	504	729	(4,771)
Tax benefit from exercise of stock options			3,451
Amortization of deferred stock-based compensation	4,599	2,882	1,937
Changes in assets and liabilities:
Accounts receivable	(5,342)	40,738	16,234
Other current assets	2,070	1,646	6,648
Other assets – operating	4,623	—	—
Accounts payable	2,323	(4,591)	32
Accrued compensation and related expenses	3,397	1,495	(7,472)
Accrued income taxes	791	6,598	4,555
Other accrued liabilities	(14,792)	(29,598)	1,359
Deferred revenues	8,887	5,622	7,940
Other liabilities	9,318	4,650	4,953

Net cash provided by operating activities	176,151	202,145	164,277

Cash flows from investing activities:
(Increase) Decrease in restricted cash	191	906	(2,227)
Purchases of available-for-sale cash investments	(201,417)	(325,725)	(234,754)
Maturities of available-for-sale cash investments	149,923	153,805	43,857
Sales of available-for-sale cash investments	116,462	69,064	156,916
Business combinations, net of cash acquired	(81,255)	(13,900)	(2,106)
Purchases of property, equipment and improvements	(30,445)	(35,325)	(40,476)
Proceeds from sale of fixed assets	205	159	1,068
Capitalized software development costs	(36,484)	(27,964)	(32,729)
Decrease in other assets – investing	2	288	327

Net cash used for investing activities	(82,818)	(178,692)	(110,124)

Cash flows from financing activities:
Repayments of long-term obligations	(22,173)	—	—
Payments on capital lease	(63)	—	—
Minority Interest	—	1	—
Net proceeds from the issuance of common stock and reissuance of treasury stock	35,592	55,914	23,641
Purchases of treasury stock	(115,563)	(30,883)	(89,826)

Net cash provided by (used for) financing activities	(102,207)	25,032	(66,185)

Effect of exchange rate changes on cash	14,887	35,652	20,506

Net increase (decrease) in cash and cash equivalents	6,013	84,137	8,474
Cash and cash equivalents, end of year	321,417	315,404	231,267

Cash investments, end of year	192,215	258,389	155,913
Total cash, cash equivalents and cash investments, end of year	$513,632	$573,793	$387,180

Supplemental disclosures:
Interest paid	$308	$62	$198
Income taxes paid	$33,335	$26,685	$31,693

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

In 2004, the Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS) which provides mobile database and mobile enterprise solutions; and Financial Fusion, Inc. (FFI) which delivers integrated banking, payment and trade messaging solutions to large financial institutions.

Principles of Consolidation

The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Capitalized Software

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $251.2 million and $214.7 million, at December 31,

2004 and 2003, respectively, and related accumulated amortization was $189.4 million, and $155.8 million, respectively. Software amortization charges included in cost of license fees were $33.6 million, $31.1 million and $24.0 million for 2004, 2003 and 2002, respectively.

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

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,“ are included in property, plant and equipment. Such amounts are amortized over a three-year period which is the estimated economic life, from the time they are placed in service.

Goodwill and Other Purchased Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) on January 1, 2002. Under SFAS 142 goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. With the adoption of SFAS 142, the Company ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

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

The Company conducted the annual impairment testing required by SFAS 142 as of December 31, 2004, December 31, 2003, and December 31, 2002. The 2004 and 2003 analysis did not indicate an impairment for any of the Company’s reporting units. Therefore, no impairment loss was recognized for both years. Based on the 2002 analysis, Sybase recognized an impairment loss of $12.3 million on the goodwill associated with the FFI division. The 2002 impairment loss primarily resulted from a reduction in the Company’s estimates of future cash flows to be generated by the FFI reporting unit. After consideration of the impairment loss, the carrying value of the goodwill associated with the FFI division was $29.3 million. In future years, a reduction of the Company’s estimated future economic benefits to be generated by certain reporting units could result in a further impairment loss associated with various intangible assets.

Other purchased intangible assets, which have generally resulted from business combinations accounted for as purchases (see Note Eleven below), are recorded at amortized cost. Amortization is computed using the straight-line method over periods of 1.5 to 10 years.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement have not had a significant impact on the Company’s financial condition or operating results in 2004, 2003 or 2002.

Revenue Recognition

The Company derives revenues from two primary sources: the licensing of software, primarily under perpetual software licenses, which are recorded as license fee revenue; and the provision of services which primarily include technical support revenues, consulting, and education revenues

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

The Company licenses software under non-cancelable license agreements. License fee revenues are recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements.

Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software; payment of the license fees are dependent upon the performance of the services; the arrangement includes milestones or customer specific acceptance criteria; or the services include significant modification or customization of the software both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting using labor hours to measure the completion percentage. In order to apply the “percentage of completion” method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion. When the total cost estimate associated with a contract accounted for under the percentage of completion method exceeds revenues, the Company accrues for the estimated loss based on the amount its estimated cost of completing the contract exceeds the applicable revenues.

Sublicense fees are recognized as reported to the Company by its licensees. License fee revenues from sublicense transactions for certain application development and data access tools are recognized upon direct shipment to the end user or direct shipment to the reseller for the end user. If collectibility is not reasonably assured, revenue is recognized when the fee is collected.

Technical support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for education are recognized as services are performed. Revenues from other contract services (e.g., fixed price arrangements) are recognized under the percentage-of-completion method described above.

Business Combinations

The Company has accounted for all its recent acquisitions using the purchase method of accounting. In the case of material acquisitions, the Company based its purchase price allocation on analysis performed by an independent third party. This independent third party also assists in the determination of the useful life of intangible assets acquired in this manner. See Note Eleven for specific details.

Foreign Currencies

The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates, and gains and losses from this translation process are credited or charged to the “accumulated other comprehensive loss” account included in stockholders’ equity. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations. Revenues and expenses are translated using the month-end exchange rates applicable to the month preceding the month in which the transaction is recorded.

In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of inter-company balances between Sybase entities resulting from software license royalties and certain management, research, and administrative services. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, the UK pound, and the Euro. These forward exchange contracts are recorded at fair value and the resulting gains or losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses on hedged balances. All foreign exchange contracts have a life of approximately 30 days and are marked to market at the end of each reporting period with unrealized gains and losses included in other income.

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

Contingent change of control provisions

During the fourth quarter of 2003, FFI entered into a software license and support agreement with an end user customer containing certain change of control provisions that will be triggered if the Company or its customer undergoes a full or partial change of control within five years from the contract date. For example, if an unrelated third party acquires all of the stock or assets of FFI so that Sybase can no longer include any portion of, or any material interest in, the results of FFI (or the acquiring entity) in its consolidated financial statements or its results of operations, the acquiring party will be required to pay the end user customer $10.0 million. Alternatively, if FFI undergoes a partial change of control resulting in Sybase or its affiliates holding less than 50 percent of the voting control of FFI or the acquiring entity, then the acquiring company (or Sybase, if it still includes the results of FFI in its consolidated financial statements) will be required to pay up to $1.5 million to the end user customer. Although the $10.0 million remains fixed, the $1.5 million declined to $1.0 million at December 31, 2004, and will decline to $0.5 million at December 31, 2005, before expiring completely at the end of year five. As a result, at December 31, 2004, $1.0 million in license fees have been deferred and such amounts will be recognized as revenue as the payment obligation decreases over the 5-year period.

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

(Dollars in thousands, except per share data)	2004	2003	2002
As reported net income/(loss) — stock-based employee compensation determined using the intrinsic value method	$67,950	$87,266	$(94,669)

Add: Stock-based employee compensation cost, net of tax, included in net income as reported	4,599	2,882	1,937

Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(24,772)	(30,389)	(35,626)

Pro-forma net income/(loss) – stock-based employee compensation determined under the fair value method	$47,777	$59,759	$(128,358)

Basic net income/(loss) per share
As reported	$0.71	$0.92	$(0.98)
Pro forma	0.50	0.63	(1.33)

Diluted net income/(loss) per share
As reported	$0.69	$0.89	$(0.95)
Pro forma	0.49	0.61	(1.28)

The fair value of the stock-based employee compensation cost was determined using the Black-Scholes option pricing model. Additional information regarding the valuation of the stock options is provided in Note Seven below.

Net Income (Loss) Per Share

Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share excludes any dilutive effects of stock options. Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options and restricted stock using the treasury stock method.

The following shows the computation of basic and diluted net income (loss) per share at December 31:

(In thousands, except per share data)	2004	2003	2002
Net income (loss)	$67,950	$87,266	$(94,669)

Shares used in computing basic net income (loss) per share	95,550	94,833	96,844

Effect of dilutive securities – stock options	2,451	2,749	2,740

Shares used in computing diluted net income (loss) per share	98,001	97,582	99,584

Basic net income (loss) per share	$0.71	$0.92	$(0.98)

Diluted net income (loss) per share	$0.69	$0.89	$(0.95)

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income (loss) per share, were 6.9 million, 6.7 million and 10.0 million in 2004, 2003 and 2002, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss) and other changes to stockholders’ equity not reflected in net income (loss). The Company’s components of other comprehensive income (loss) consist of foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.

Advertising

The Company’s advertising expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $8.0 million, $10.9 million and $16.0 million, respectively. The Company expenses its advertising costs as they are incurred.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Disclosure in financial footnotes of the pro forma impact of the fair value of share-based payments, as permitted by APB 25, is not a permitted alternative under Statement 123(R).

Statement 123(R) will be effective for Sybase in the quarter beginning July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using either the modified prospective method of the modified retrospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date as well as for all share-based payments granted prior to the effective date which remain unvested on the effective date. Under the modified retrospective method, the provisions of the modified prospective method would apply but the Company could also restate its earnings in certain previous periods based on the stock compensation amounts included in its previous proforma disclosures. The Company plans to adopt Statement 123R using the modified prospective method beginning July 1, 2005.

The adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share under “Stock-Based Compensation,” above. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). The Company does not believe that the amount of operating cash flows recognized in prior period for such excess tax deductions were material in 2004, 2003 or 2002.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2004, the Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Declines in fair value judged to be other than temporary are reflected in earnings. Securities are presumed to be impaired if the fair value is less than the cost basis for six consecutive months, absent compelling evidence to the contrary. Declines in fair value recorded as impairment losses in earnings have not been material in any reporting period. Realized gains and losses are determined on the specific identification method and are reflected in income.

At December 31, cash equivalents and amortized cost of investments in marketable securities and their approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	Fair Market
(Dollars in thousands)	Cost	Gains	(Losses)	Value

December 31, 2004:
Cash and cash equivalents	$321,417	$—	$—	$321,417
Short-term corporate notes and bonds (maturities of one year or less)	115,180	72	(29)	115,223
Short-term government obligations (maturities of one year or less)	43,033	2	(41)	42,994
Long-term corporate notes and bonds (maturities over one year)	28,949	—	(127)	28,822
Long-term government obligations (maturities over one year)	5,212	—	(36)	5,176

	$513,791	$74	$(233)	$513,632

December 31, 2003:
Cash and cash equivalents	$315,404	$—	$—	$315,404
Short-term corporate notes and bonds (maturities of one year or less)	140,185	149	(8)	140,326
Short-term government obligations (maturities of one year or less)	14,667	100	—	14,767
Long-term corporate notes and bonds (maturities over one year)	69,520	452	(37)	69,935
Long-term government obligations (maturities over one year)	33,274	87	—	33,361

	$573,050	$788	$(45)	$573,793

Restricted Cash

At December 31, 2004, the Company had approximately $8 million in restricted cash (and long-term cash investments) set aside for a guarantee against certain payroll and lease obligations in the United Kingdom, California and Illinois.

Foreign Currency Forward Exchange Contracts

At December 31, 2004, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $8.1 million and $12.1 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amount of $23.7 million. At December 31, 2003, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $1.6 million and $13.4 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amounts of $30.1 million. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 2004 or 2003. A major U.S. based multinational bank was counter party to all of these contracts during both 2004 and 2003.

Note Three: Property, Equipment and Improvements

			Estimated useful
(Dollars in thousands)	2004	2003	lives
Computer equipment and software	$275,252	$310,719	3 years
Furniture and fixtures	59,845	82,315	5 years
Leasehold improvements	63,171	55,402	Shorter of 5 years or lease term

	398,268	448,436
Less accumulated depreciation	(333,897)	(380,974)

Net property, equipment and improvements	$64,371	$67,462

Depreciation expense amounted to $28.4 million, $34.9 million and $37.9 million in 2004, 2003 and 2002, respectively.

Note Four: Goodwill and Other Purchased Intangibles

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	IPG	FFI	iAS	Consolidated Total
Balance at January 1, 2003	$107,456	$29,281	$89	$136,826

Goodwill recorded on AvantGo acquisition	—	—	16,606	16,606

Reduction for utilization of acquired tax assets	(4,914)		(8,361)	(13,275)

Foreign currency translation Adjustments	718	—		718

Balance at December 31, 2003	$103,260	$29,281	$8,334	$140,875

Goodwill recorded on XcelleNet acquisition	—	—	74,051	74,051

Goodwill recorded on Dejima acquisition	—	—	837	837

Return to provision adjustment to utilization of acquired tax assets	—	—	19	19

Reduction for utilization of acquired tax assets	(2,114)			(2,114)

Foreign currency translation Adjustments	442	—	—	442

Balance at December 31, 2004	$101,588	$29,281	$83,241	$214,110

The following table reflects intangible assets subject to amortization (except the AvantGo and XcelleNet trade names) as of December 31, 2004 and December 31, 2003:

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/31/04	12/31/04	12/31/04	12/31/03	12/31/03	12/31/03
Purchased technology	$103,850	$(73,414)	$30,436	$79,100	$(55,596)	$23,504

AvantGo tradenames	3,100	—	3,100	3,100	—	3,100

XcelleNet tradenames	4,000	—	4,000	—	—	—

Covenant not to compete	2,800	(1,244)	1,556	—	—	—

Customer lists	39,900	(11,784)	28,116	20,000	(7,889)	12,111

Totals	$153,650	$(86,442)	$67,208	$102,200	$(63,485)	$38,715

Purchased technology is amortized over a period of 4 to 7 years; covenant not to compete is amortized over a period of 18 months; customer lists are amortized over a period of 7 to 10 years. The tradenames are assigned an indefinite life and are not amortized but instead tested for impairment in the same manner as goodwill.

Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (dollars in thousands):

2005	16,658
2006	8,924
2007	8,757
2008	8,757
2009	8,424

Note Five: Other Assets

Other assets consist of the following (in thousands):

	2004	2003
Deposits	$25,015	$23,663
Other	6,127	12,010

	$31,142	$35,673

Deposits include an $18.0 million security deposit on a 15-year non-cancelable lease for the Company’s Dublin, California facility (see Note Six).

Note Six: Lease Obligations and Other Liabilities and Commitments

Operating Leases

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

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2004 (including those provided for in the Company’s restructuring accrual) are as follows (dollars in thousands):

2005	$45,105
2006	42,489
2007	39,050
2008	34,855
2009	34,502
Thereafter	150,193

Total minimum lease payments*	$346,194

* Minimum payments have not been reduced by minimum sublease rentals of $16.1 million due in the future under non-cancelable subleases.

The following schedule shows the composition of total rental expenses for all operating leases:

	Year ending December 31,
	2004	2003	2002
Minimum rentals	$46,463	$51,064	$50,369
Less: sublease rentals	3,797	3,570	5,708

	$42,666	$47,494	$44,661

Capital Lease Obligations

In May of 2003, the Company entered into a 15-year capital lease for a new facility in Waterloo, Canada. The lease requires monthly payments of approximately $88,089, which includes both principal and interest, commencing October 2004 through October 2019. Gross assets of $9.1 million and accumulated depreciation of $0.2 million have been recorded in relation to this capital lease as of December 31, 2004. This capital lease asset is captured on the Company’s balance sheet within property, equipment and improvements, net. The corresponding liability is captured within other liabilities.

Future minimum lease payments under capital lease obligations at December 31, 2004 are as follows (dollars in thousands):

2005	$1,057
2006	1,057
2007	1,057
2008	1,057
2009	1,057
Thereafter	10,349

Sub-total	15,634
Less amount representing interest	6,886

Total minimum lease payments	$8,748

Other Liabilities and Commitments

At December 31, 2004, the Company had outstanding letters of credit in the amount of $5 million. These lines of credit have never been accessed, and related to lease obligations entered into or acquired by the Company.

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

Restricted Stock Grants

During the year ended December 31, 2004, the Company issued rights to purchase an aggregate of 346,000 shares of its Common Stock as restricted stock under the 1996 Stock Plan to certain senior executives at a price of $0.10 per share. Rights totaling 342,000 shares were timely exercised, and the restricted shares were issued. During the year ended December 31, 2003, the Company issued rights to purchase an aggregate of 358,000 shares of its Common Stock as restricted stock under the 1996 Stock Plan to certain senior executives at a price of $0.10 per share. Rights totaling 353,500 shares were timely exercised, and the restricted shares were issued. During the year ended December 31, 2001, the Company issued rights to purchase an aggregate of 383,667 shares of its Common Stock as restricted stock under the 1996 Stock Plan to certain senior executives at a price of $0.10 per share. The restricted shares are subject to repurchase by the Company over a period of six months to four years from the date of grant (Repurchase Period), depending on the terms of the particular grant.

The Company has amortized the difference between the fair market value of the underlying shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares, pro rata over the term of the applicable Repurchase Period. The Company may repurchase shares in the event a restricted shareholder’s recipient’s employment is terminated any time before the relevant Repurchase Period has expired. At December 31, 2004, 337,000 restricted shares issued in 2004, 326,500 restricted shares issued in 2003, and 150,000 restricted shares issued in 2001, were still outstanding and subject to repurchase during the Repurchase Period.

In 2004, an aggregate of 12,700 shares of Common Stock were granted as restricted stock under the 2003 Stock Plan to certain senior executives and employees. The restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three-year period. The Company has amortized the fair market value of the underlying shares on the date the restricted shares were granted pro rata over the term of the applicable return right period.

Stock Repurchase Program

Beginning in 1998, the Company’s Board of Directors authorized the repurchase of Sybase outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2004, aggregate amounts authorized under the Stock Repurchase Program totaled $600.0 million. During 2004, the Company repurchased 6.4 million shares at a cost of $115.6 million. In 2003, the Company repurchased 2.3 million shares at a cost of $30.9 million, and in 2002 the Company repurchased 6.7 million shares at a cost of $89.8 million.

Issuance of Company Stock for Certain Services

During the quarter ended September 30, 2003, the Company issued approximately 0.7 million shares of its common stock to an unrelated party in connection with an agreement under which the Company will be provided with certain specified marketing services over a period of 42 months. The Company recorded a pre-paid asset of approximately $10.4 million upon the issuance of these shares based on the fair value of such shares on the date of grant. The expense associated with the marketing services provided to the Company under this agreement will be recognized as they are received. As of December 31, 2004, the balance of this pre-paid was $6.8 million.

Stock Option Plans

Pursuant to the terms of the Company’s 1988 Stock Plan (1988 Stock Plan), an aggregate of 17,930,480 shares of Common Stock have been issued or reserved for issuance at December 31, 2004 upon the exercise of options granted to qualified employees and consultants of the Company. The 1988 Stock Plan expired in June 1998, in accordance with its terms. As of that time, no further options were granted under the 1988 Stock Plan, but optionees are able to exercise their vested options before those options expire. All unexercised options are cancelled upon expiration. As of December 31, 2004, there were 1,533,104 unexercised options outstanding under the 1988 Stock Plan.

Pursuant to the Company’s 1996 Stock Plan (1996 Stock Plan), at December 31, 2004, an aggregate of 15,191,716 shares of Common Stock have been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. Options generally expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. In 2004 all shares available for grant pursuant to the 1996 Stock Plan were transferred to the 2003 Stock Plan.

Pursuant to the 1999 Nonstatutory Stock Plan (1999 Stock Plan), at December 31, 2004, an aggregate of 6,723,005 shares of Common Stock have been issued or reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. Options expire on terms set forth in the grant notice (generally with 10 years from the grant date), or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. In 2004 all shares available for grant pursuant to the 1999 Stock Plan were transferred to the 2003 Stock Plan.

Pursuant to the 2003 Stock Plan (2003 Stock Plan) at December 31, 2004, an aggregate of 4,312,279 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. The exercise price of all stock options granted under the 2003 Stock Plan must be at least 85% of the fair market value of the Common Stock on the date granted. Options expire on terms set forth in the grant notice (generally with 10 years from the grant date), or three months after termination of employment, or two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.

An aggregate of 700,000 shares of Common Stock have been issued or reserved for issuance under the 1992 Director Option Plan, as amended (the 1992 Director Plan), as of December 31, 2004. Options expire ten years from the date of grant and vest ratably over four years from the grant date. The 1992 Director Plan expired in February 2002, and no further options are available for grant under the 1992 Director Plan, but optionees are able to exercise their vested options before those options expire.

An aggregate of 300,000 shares of Common Stock has been issued or reserved for issuance under the 2001 Director Option Plan (the 2001 Director Plan) as of December 31, 2004. Options expire ten years from the date of grant and vest ratably over four years from the grant date.

On May 27, 2004, the Company’s stockholders approved the transfer of all shares available for grant pursuant to the 1996 Stock Plan and the 1999 Stock Plan to the 2003 Stock Plan along with all remaining shares represented by grants that are cancelled or forfeited without exercise under these plans and the 1992 Director Plan and the 2001 Director Option Plan.

Price data and activity for the Company’s option plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share
Balance at December 31, 2001	21,760,445	$14.32
Granted	2,950,161	11.26
Exercised	(1,604,503)	9.01
Forfeited	(1,779,379)	17.09

Balance at December 31, 2002	21,326,724	$14.09
Granted	3,021,750	12.94
Exercised	(4,402,181)	10.69
Forfeited	(1,925,615)	17.16

Balance at December 31, 2003	18,020,678	$14.40
Granted	2,967,294	16.48
Exercised	(2,511,797)	10.39
Forfeited	(1,547,958)	16.63

Balance at December 31, 2004	16,928,217	$15.15

At December 31, 2004, options to purchase 11,973,033 shares were exercisable at prices ranging from $0.00 to $148.27. Shares available for grant totaled 3,918,116 at December 31, 2004. The above totals include the restricted shares issued under the 1996 and 2003 Stock Plans.

The income tax benefits that accrue to the Company from exercises of nonqualified stock options and disqualifying dispositions of incentive stock options are recorded as additional paid-in capital.

The following table summarizes information about the Company’s fixed stock options and restricted stock subject to repurchase outstanding at December 31, 2004:

	Options outstanding
		Weighted-		Options exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price

$0.00 to $9.93	3,171,194	6.30	$6.49	1,835,774	$8.48
$10.10 to $10.81	3,026,418	5.88	$10.37	3,026,385	$10.37
$11.05 to $15.52	3,500,659	7.79	$14.56	1,880,155	$14.73
$15.55 to $19.75	3,236,690	7.15	$18.61	1,829,916	$18.62
$20.12 to $23.94	2,861,426	6.27	$22.17	2,306,451	$22.48
$24.75 to $148.27	1,131,830	5.60	$26.41	1,094,352	$26.23

$0.00 to $148.27	16,928,217	6.64	$15.15	11,973,033	$15.81

FFI Stock Option Plans

In February of 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). At December 31, 2004, an aggregate of 7,088,870 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2000 FFI Plan and establishes the terms of option grants. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI’s Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. As of December 31, 2004, there were 3,202,208 unexercised options outstanding under the 2000 Plan.

In March 2001, FFI established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2004, an aggregate of 6,175,360 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. All options issued during 2004 were granted at or above the estimated fair market value of a share of FFI common stock at the date of grant. Options expire ten years from the grant date. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the FFI 2000 and 2001 Plans are summarized as follows:

		Weighted average
	Outstanding options	Exercise price
	number of shares	Per share
Balance at December 31, 2001	8,324,483	$5.00
Granted	841,900	5.00
Forfeited	(3,387,344)	5.00

Balance at December 31, 2002	5,779,039	$5.00
Granted	3,581,000	0.83
Forfeited	(627,983)	4.67

Balance at December 31, 2003	8,732,056	$3.32
Granted	125,500	0.78
Forfeited	(1,067,100)	2.47

Balance at December 31, 2004	7,790,456	$3.39

The following table summarizes information about the FFI fixed stock options outstanding at December 31, 2004:

	Options outstanding
		Weighted-		Options exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price

$0.75	1,118,500	8.09	$0.75	531,749	$0.75
$0.78	1,837,562	8.65	$0.78	664,082	$0.78
$5.00	4,834,394	5.81	$5.00	4,481,089	$5.00

$0.75 to $5.00	7,790,456	6.81	$3.39	5,676,920	$4.11

iAS Stock Option Plan

In March 2001, iAS established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 15,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS’s Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. Because iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS’s Board of Directors and supported by a valuation prepared by the Company. All options issued during 2004 were granted at or above the estimated fair market value of a share of iAS common stock at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the iAS Plan are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share
Balance at December 31, 2001	8,308,875	$2.51
Granted	1,432,149	2.51
Forfeited	(214,866)	2.51

Balance at December 31, 2002	9,526,158	$2.51
Granted	1,306,000	2.51
Forfeited	(201,572)	2.51

Balance at December 31, 2003	10,630,586	$2.51
Granted	1,175,650	2.51
Forfeited	(353,882)	2.51

Balance at December 31, 2004	11,452,354	$2.51

At December 31, 2004 there were 8,058,992 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2004 was 7.14 years.

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

As of December 31, 2004, an aggregate of 11,800,000 shares of Common Stock had been reserved under the ESPP, of which 165,739 shares remained available for issuance. Employees purchased 734,491 shares in 2004, 740,312 shares in 2003, and 807,295 shares in 2002.

Pro Forma Disclosures of the Effect of Stock Based Compensation Plans

The Company applies the intrinsic value method set forth by APB 25 and related Interpretations in accounting for grants to employees under its stock-based compensation plans, described above. Under this method, compensation expense is recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is then generally recognized over the vesting period of the option. Compensation cost for the estimated fair value of grants to non-employee consultants has not been material.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock option plans			Purchase plans
	2004	2003	2002	2004	2003	2002
Expected volatility	54.45%	64.54%	67.65%	55.42%	64.41%	67.65%
Risk-free interest rates	3.08%	2.56%	3.46%	1.39%	1.29%	1.82%
Expected lives (years)	4.25	4.25	4.25	.50	.50	.50
Expected dividend yield	—	—	—	—	—	—

The weighted average grant date fair value of options (excluding FFI and iAS options) granted in 2004, 2003 and 2002 was $10.10, $8.40, and $6.18 per share, respectively. The weighted average grant date fair value of the FFI options granted in 2004, 2003 and 2002 was $0.36, $0.43, and $2.75 per share, respectively. The weighted-average grant-date fair value of the iAS options granted in 2004, 2003 and 2002 was $1.16, $1.31, and $1.38 per share, respectively.

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

The following is a geographical breakdown of consolidated income (loss) before the cumulative effect of an accounting change, and income taxes (including intercompany royalties and expenses) by income tax jurisdiction (dollars in thousands):

	2004	2003	2002
United States	$(8,590)	$11,778	$(8,958)
Foreign	109,556	106,317	80,167

Total	$100,966	$118,095	$71,209

The provisions (credits) for income taxes consist of the following (dollars in thousands):

	2004	2003	2002
Federal
Current	$3,445	$6,760	$29,464
Deferred	(1,869)	3,964	(20,237)

	1,576	2,796	9,227

State
Current	475	212	1,406
Deferred	1,603	2,401	740

	2,078	2,613	2,146

Foreign
Current	28,391	25,645	23,748
Deferred	971	225	(1,693)

	29,362	25,420	22,055

Total	$33,016	$30,829	$33,428

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

	2004	2003	2002
Tax (credit) at U.S. statutory rate	$35,338	$41,333	$24,923
State tax, net of federal benefit	2,078	2,613	2,146
Difference between estimated amounts recorded and actual liabilities resulting from the filing of prior year’s tax return	(2,820)	(1,636)	(2,151)
Effect of foreign operations	(971)	1,645	2,066
Benefit of Japanese operating losses	(3,751)	(4,507)	(2,571)
Amortization/impairment of intangible assets	788	928	5,339
Research and development tax credits	—	(500)	(500)
Utilization of foreign tax credit carryforwards	—	(6,592)	(1,153)
Release of deferred tax liability associated with certain	—	(3,990)	—
foreign earnings
Release of tax reserves following the completion of	(3,519)	(2,313)	—
certain audits and expiration of statute of limitations
Reserve for tax contingencies	3,680	1.449	1,998
Other	2,193	2,399	3,331

Total	$33,016	$30,829	$33,428

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s net deferred tax assets were as follows at December 31 (dollars in thousands):

	2004	2003
Depreciation	$10,227	$7,793
Deferred revenue	2,306	5,974
Accrued expenses	22,710	21,560
Allowance for doubtful accounts	543	1,819
Capitalized R&D expenses	23,432	31,761
Purchased software	167	625
Net operating loss carryovers and tax credits carryforwards	96,444	70,447
Intangible assets	2,307	5,182
Capital loss carryforward	14,074	14,204
Other assets	2,050	817

Gross deferred tax asset	174,260	160,182
Unremitted foreign earnings	(5,859)	(8,468)
Acquired Intangibles	(20,382)	(7,109)
Other liabilities	(1,056)	(1,659)

Gross deferred tax liability	(27,297)	(17,236)
Total before valuation allowance	146,963	142,946
Valuation allowance	(96,318)	(71,701)

Net deferred tax assets	$50,645	$71,245
Recorded as:
Current deferred tax assets	$11,205	$12,739
Noncurrent deferred tax assets	39,440	58,506

	$50,645	$71,245

The valuation allowance increased by $24.6 million in 2004. The valuation allowance was $71.7 million in 2003 (a $23.2 million increase from 2002) and $48.5 million in 2002 (a $5.9 million decrease from 2001). This valuation allowance primarily relates to the deferred tax assets for acquired net operating losses, net operating loss carryforwards, capital loss carryforwards, tax assets associated with stock option activity, and foreign tax credits. The movement was primarily related to the following items (dollars in millions):

Valuation allowance primarily associated with deferred tax asset acquired during the year on XcelleNet net operating losses	$5.0
Valuation allowance attributable to 2004 net operating loss carryforward, including amounts attributable to stock option activity any benefit of which will be credited to shareholders’ equity	16.4
Valuation allowance associated with 2004 research and development tax credits	0.5
Utilization of capital loss carryforward subject to a valuation allowance	(0.1)
Valuation allowance associated with foreign tax credit carryforwards	2.8

$24.6

Approximately $72.6 million of the valuation allowance relates to deferred tax assets associated with net operating losses and capital losses acquired in, or attributable to, the NEN, AvantGo and XcelleNet acquisitions. If the associated deferred tax assets are realized, the benefit from their realization will reduce goodwill carried on the Company’s books associated with these acquisitions rather than future income tax expense. The valuation allowance also includes approximately $17.1 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity.

As of December 31, 2004, the Company had research and development tax credits of $17.7 million, which expire in years from 2010 through 2024, foreign tax credits of $5.8 million expiring in years from 2010 through 2014, and an asset of $63.5 million associated with certain net operating losses which expire in the years from 2007 through 2024.

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. Specifically, realization of these assets is dependent on the Company’s ability to generate approximately $163.6 million of future taxable income, largely in the U.S. Based on the plans and estimates the Company is using to manage the underlying business it believes that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made.

No provision has been made for income taxes and foreign withholding taxes on approximately $160 million of undistributed earnings from non-US operations as of December 31, 2004 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $28.1 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.

The Internal Revenue Service has examined the Company’s income tax returns for all years through 2000. The Company believes that it has provided adequate accruals for all anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate that payment of these amounts are unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

The Company has not yet completed its analysis of the impact of the repatriation provisions under the American Jobs Creation Act 2004 on its plans for repatriation. As such, management is not in a position to decide whether, and to what extent, the Company might repatriate foreign earnings that have not been remitted to the U.S. under the Act. The Company expects to be in a position to finalize its assessment by the end of the second quarter of 2005.

Note Nine: Retirement Plan

401(k) Defined Contribution Retirement Plan

The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. Starting in 2004, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $3,000. In 2004, 2003 and 2002, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $3,000 of salary contributed by the employee, with a maximum employer match of $1,500 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2004, 2003 or 2002.

Note Ten: Segment and Geographical Information

During 2004, the Company was organized into three separate business segments each of which focused on one of three key market segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions.

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

Segment revenues include transactions between the segments which in the most common instance relates to the sale of iAS and FFI products and services by the IPG segment. In the case of such a transaction, the segment recording the sale also records an intercompany expense on the transaction, with a corresponding intercompany revenue amount recorded by the segment whose product was sold. The net amount retained by the segment that recorded the sale is intended to reflect the costs incurred by such transferring segment. The total transfers between the segments are captured in “Eliminations.” Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company has allocated the costs associated with 2004 and 2003 restructuring activities to each reportable segment. Additionally, the Company has allocated restructuring expenses incurred in accordance with SFAS 112, “Employer’s Accounting for Post employment Benefits,” to each reportable segment . Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, restructuring related expenses and reversals associated with restructuring activities undertaken before 2003 are not included in segment level operating results, but instead included in the total for unallocated cost savings.

A summary of the segment financial information reported to the CEO for the year ended December 31, 2004 is presented below (in thousands):

(In thousands)	IPG	iAS	FFI	Elimination	Consolidated Total
Revenues:
License fees Infrastructure	$192,588	$87	$—	—	$192,675
Mobile and Embedded	31,152	44,536	—	—	75,688
E-Finance	1,405	—	6,104	—	7,509

Subtotal license fees	225,145	44,623	6,104	—	275,872

Intersegment license fees revenues	117	26,063	1,190	(27,370)	—

Total license fees	225,262	70,686	7,294	(27,370)	275,872

Services	475,502	21,631	15,531	—	512,664
Intersegment service revenues	11	27,007	4,709	(31,727)	—

Total services	475,513	48,638	20,240	(31,727)	512,664

Total revenues	700,775	119,324	27,534	(59,097)	788,536
Total allocated costs and expenses before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	586,606	100,428	29,302	(59,097)	657,239

Operating income (loss) before cost of restructure and amortization of customer lists, covenant not to compete, and purchased technology	114,169	18,896	(1,768)	—	131,297
Amortization of other purchased intangibles	—	3,139	2,000	—	5,139
Amortization of purchased technology	11,680	2,894	3,244	—	17,818

Operating income (loss) before unallocated costs and cost of restructure	102,489	12,863	(7,012)	—	108,340
Cost of restructure – 2004 Activity	18,976	140	40	—	19,156

Operating income (loss) before unallocated costs	83,513	12,723	(7,052)	—	89,184
Unallocated cost savings					(208)

Operating income					89,392
Interest income, interest expense and other, net					11,574

Income before income taxes					$100,966

A summary of the segment financial information reported to the CEO for the year ended December 31, 2003 is presented below (in thousands):

(In thousands)	IPG	iAS	FFI	Elimination	Consolidated Total
Revenues:
License fees Infrastructure	$210,049	$763	$—	—	$210,812
Mobile and Embedded	26,049	33,807	—	—	59,856
E-Finance	1,527	—	2,622	—	4,149

Subtotal license fees	237,625	34,570	2,622	—	274,817
Intersegment license fees revenues	86	21,778	1,271	(23,135)	—

Total license fees	237,711	56,348	3,893	(23,135)	274,817
Services	481,004	10,212	12,029	—	503,245
Intersegment service revenues	11	25,691	4,711	(30,413)	—

Total services	481,015	35,903	16,740	(30,413)	503,245

Total revenues	718,726	92,251	20,633	(53,548)	778,062
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	616,447	72,362	24,892	(53,548)	660,153

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	102,279	19,889	(4,259)	—	117,909
Amortization of other purchased intangibles	—	—	2,000		2,000
Amortization of purchased technology	11,679	333	3,245	—	15,257

Operating income (loss) before unallocated costs and cost of restructure	90,600	19,556	(9,504)	—	100,652
Cost of restructure – 2003 Activity	9,199	341	13	—	9,553

Operating income (loss) before unallocated costs	81,401	19,215	(9,517)	—	91,099
Unallocated cost savings					(13,230)

Operating income					104,329
Interest income, interest expense and other, net					13,766

Income before income taxes					$118,095

A summary of the segment financial information reported to the CEO for the year ended December 31, 2002 is presented below:

(In thousands)	IPG	iAS	FFI	Elimination	Consolidated Total
Revenues:
License fees Infrastructure	$255,358	$(10)	$98	—	$255,446
Mobile and Embedded	32,281	30,375	—	—	62,656
E-Finance	2,680	—	5,134	—	7,814

Subtotal license fees	290,319	30,365	5,232	—	325,916
Intersegment license fees revenues	168	26,884	2,239	(29,291)	—

Total license fees	290,487	57,249	7,471	(29,291)	325,916

Services	485,396	2,844	15,705	—	503,945
Intersegment service revenues	88	18,971	3,551	(22,610)	—

Total services	485,484	21,815	19,256	(22,610)	503,945

Total revenues	775,971	79,064	26,727	(51,901)	829,861
Total allocated costs and expenses before amortization of customer lists and purchased technology and goodwill impairment	677,560	56,952	28,010	(51,901)	710,621

Operating income (loss) before amortization of customer lists and purchased technology and goodwill impairment	98,411	22,112	(1,283)	—	119,240
Amortization of other purchased intangibles	—	—	2,000		2,000
Amortization of purchased technology	11,679	—	3,245	—	14,924
Goodwill impairment	—	—	12,300	—	12,300

Operating income (loss) before unallocated costs	86,732	22,112	(18,828)	—	90,016
Unallocated cost					32,840

Operating income					57,176
Interest income, interest expense and other, net					14,033

Income before income taxes and cumulative effect of an accounting change					$71,209

(1) Certain previously reported amounts have been reclassified to conform to current period presentation format.

The Company operates in one industry (the development and marketing of computer software and related services) and markets its products and services internationally through both foreign subsidiaries and distributors located in the United States, Canada, Europe, Asia, Australia, New Zealand, and Latin America. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America. The following table presents a summary of operating information and certain year-end balance sheet information by geographic region (in thousands):

	2004	2003	2002
Revenues:
Unaffiliated customers:
United States	$426,626	$425,834	$465,601
Europe	220,441	212,774	213,543
Other	141,469	139,454	150,717

Total	$788,536	$778,062	$829,861

Long-lived assets, net:
United States	$490,343	$483,014	$461,300
Europe	10,082	12,483	14,633
Other	14,215	11,377	12,197

Total	$514,640	$506,874	$488,130

Note Eleven: Business Combinations

On April 30, 2004, Sybase acquired all the outstanding capital stock of XcelleNet, Inc. (XcelleNet) a privately held provider of frontline device management software, for approximately $92.6 million in cash, including $0.6 million in merger-related transaction expenses. As a result of the acquisition, Sybase expects to strengthen its position in the mobile middleware market and bring important enhancements to its Unwired Enterprise offerings. The results of XcelleNet are included in the Company’s iAS reporting segment from May 1, 2004 onward. The excess of the purchase price over the fair value of the net tangible assets acquired is approximately $123.5 million.

Of the estimated $123.5 million excess, $22.8 million was allocated to developed technology, $19.9 million was allocated to customer lists, $4.0 million was allocated to the XcelleNet family of trade names, $2.8 million was allocated to covenant not to compete, and $74.0 million was allocated to goodwill. The developed technology and customer lists were assigned useful lives of seven years, the covenant not to compete was assigned a useful life of 18 months, and an indefinite life was assigned to the trade names. The allocation was based on a valuation prepared by an independent third-party appraiser. This independent appraiser also assisted the Company in determining the appropriate useful life with the intangible assets acquired. Included in the goodwill is approximately $19.7 million which has an offsetting amount allocated to long-term deferred tax liability for the tax effect of the trade names and the amortization of the developed technology, customer lists, and covenant not to compete, which is not deductible for tax purposes.

Based on an independent valuation prepared using estimates and assumptions provided by the Company, the total purchase price of approximately $92.6 million was allocated as follows:

(In millions)
Cash and cash equivalents	$13.3
Accounts receivable, net	5.8
Other current assets	0.8
Property, equipment and improvements	0.6
Deferred income taxes	(19.7)
Developed technology	22.8
Customer lists	19.9
Trade name	4.0
Covenant not to compete	2.8
Goodwill	74.0
Other assets	0.1
Accounts payable	(0.7)
Accrued compensation and related expenses	(1.1)
Accrued income taxes	(0.1)
Deferred revenue	(3.0)
Other current accrued liabilities	(3.5)
Accrued restructuring	(0.8)
Other long-term liabilities	(22.6)

$92.6

The following unaudited pro forma financial information presents the combined results of operations of Sybase and XcelleNet as if the acquisition of XcelleNet had occurred as of the beginning of 2004 and 2003, respectively. The pro forma financial information gives effect to certain adjustments, including the amortization of purchased intangibles and the elimination of XcelleNet’s amortization of purchased intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

	Twelve	Twelve
	Months	Months
	Ended	Ended
(In thousands, except per share data)	12/31/04	12/31/03
Revenue	$799,992	$816,407

Net income	$62,782	$81,987

Basic net income per share	$0.66	$0.86

Diluted net income per share	$0.64	$0.84

On April 30, 2004, the Company also acquired the intellectual property assets and certain tangible assets of Dejima, Inc. (Dejima), a private software company providing mobile access using natural language interface technology, for approximately $2.0 million in cash. This purchase price exceeds the fair value of the net tangible assets acquired by $2.8 million. Of this excess, $2.0 million was allocated to developed technology with a useful life of seven years, and $0.8 million was assigned to goodwill. The Company has integrated the Dejima technology into its iAS subsidiary.

Note Twelve: Litigation

A former employee, who was terminated as part of a position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Plaintiff is also entitled to recover her attorneys’ fees, but the amount of such fees has not yet been submitted to the Court. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Plaintiff’s counsel has filed a motion for $40,000 in costs which Sybase will oppose. Plaintiff has not yet filed its motion for attorney fees, but is expected to do so shortly. Sybase filed a notice of appeal of the $1,345,000 jury verdict and will appeal any attorney fees awarded in the case as not being supported by the jury verdict being appealed by the Company.

On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismising the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The parties are awaiting a decision from the appellate court.

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at December 31, 2004.However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Note Thirteen: Restructuring Costs

2004 Restructuring Actions

In the third quarter of 2004, after two straight quarters of failing to meet revenue and earnings expectations, the Company embarked on a restructuring plan (2004 Plan) aimed at reducing its annual expenses (primarily employee related) by approximately $15 million. Of this amount, approximately $13 million in annual savings is expected to result from headcount reductions and approximately $2 million in annual savings is expected to result from facility consolidation and the avoidance of software maintenance costs. These 2004 Plan activities include the termination of approximately 140 employees worldwide, the closure or consolidation of 5 facilities worldwide and the write-off of certain enterprise software purchased from a third party. It is anticipated that the total costs, once the restructuring activities prescribed under the 2004 Plan are fully completed, will be $20.9 million. During 2004, the Company recorded restructuring charges of approximately $18.6 million as follows:

	Cash/	Segment		Consolidated
(Dollars in millions)	Non-Cash	IPG	iAS	Total
Employee termination costs	Cash	$4.4	$0.1	$4.5
Write off of computer software	Non-cash	6.5	—	6.5
Lease cancellations and commitments	Cash	7.6	—	7.6

		$18.5	$0.1	$18.6

Termination payments to employees and other related costs

During 2004, the Company recorded restructuring charges of $4.5 million for severance payments, termination benefits and related expenses incurred in connection with the termination of approximately 140 employees worldwide. Severance payments and termination benefits were accrued and charged to restructuring costs in the period that the amounts were determined and communicated to the affected employees.

Write-off of assets

During 2004, the Company recorded restructuring charges of approximately $6.5 million related to the costs previously incurred and capitalized for certain enterprise software acquired from a third party. In conjunction with the Company’s restructuring activities during the year, management decided to halt its plans to complete the implementation of this software. This decision was made after ongoing reorganizations within the Company’s sales organization caused management to reassess the needs of this organization going forward. Management ultimately determined the software would no longer effectively fulfill its intended purposes and that the software’s high cost of implementation and ownership could no longer be supported by the Company’s strategy for development of the sales organization. As a result, the plan to implement the software was terminated.

Lease cancellations and commitments

As a result of the termination of employees referred to above, and in connection with further streamlining the Company’s infrastructure, a number of Sybase facilities were identified for closure or consolidation as part of the 2004 Plan. During 2004, the Company recorded restructuring charges of $7.6 million relating to properties located in Massachusetts, Michigan, Georgia, Spain and the United Kingdom. The Company expects to record additional accretion expenses of approximately $2.3 million related to these facilities in future periods.

The following table summarizes activity related to the 2004 Plan.

			Accrued
		Amounts	liabilities
	Total	Paid or	at
(Dollars in millions)	Charges	written off	12/31/04
Termination payments to employees and other related costs	$4.5	$4.2	$0.3
Write off of computer software	6.5	6.5	—
Lease cancellations and commitments	7.6	0.4	7.2

	$18.6	$11.1	$7.5

The remaining restructuring accrual primarily relates to certain lease costs the Company is contractually required to pay on certain closed facilities, net of estimated associated sublease amounts. Sybase’s payments (net of sublease income) toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or to locate suitable subtenants. These payments will be made over the remaining lease terms, ending at various dates through October 2012, or over a shorter period as the Company may negotiate with its lessors.

2003 Restructuring Activities

During the first quarter of 2003, the Company embarked on a Restructuring Plan (2003 Plan) aimed at reducing its annual payroll and facilities related expenses by approximately $16.0 million. These activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. The Company recorded restructuring charges of $9.6 million during 2003 to reflect these activities.

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through December 31, 2004:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/03	paid	Accrued	12/31/04
Termination payments to employees and other related costs	$0.6	$0.7	$0.1	$0.0
Lease cancellations and commitments	0.7	0.9	0.4	0.2

	$1.3	$1.6	$0.5	$0.2

The remaining restructuring accrual primarily relates to certain lease costs the Company is contractually required to pay on certain closed facilities, net of estimated associated sublease amounts. Sybase’s payments (net of sublease income) toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or to locate suitable subtenants. These payments will be made over the remaining lease terms, ending at various dates through January 2008, or over a shorter period as the Company may negotiate with its lessors.

During 2004, the Company recorded restructuring charges of $0.5 million, primarily related to the write-off of certain leasehold improvements associated with facilities included in the 2003 Plan, which was vacated in the second quarter of 2004. The remaining charge related to severance paid in connection with a foreign employee who was terminated under the 2003 Plan.

2002 Restructuring Activities

During the third and fourth quarters of 2002 the Company instituted a Restructuring Plan (2002 Plan) aimed at reducing its annual payroll and facilities-related expenses by approximately $24.0 million. The Company recorded restructuring charges of $36.5 million during 2002 to reflect these activities. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries. During 2004, the Company recorded additional restructuring charges of $3.2 million related to revisions to expected sublease income associated with a property located in Colorado. Due to the length of some of the lease terms and the uncertainty of the real estate market, the Company expects to make periodic adjustments to the accrual balance to reflect changes in its estimates, and to reflect actual events as they occur.

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through December 31, 2004:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/03	paid	Accrued	12/31/04
Lease cancellations and commitments	14.3	4.0	2.4	12.7
Other	0.2		—	0.2

	$14.5	$4.0	$2.4	$12.9

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

During 2004, the Company recorded a net increase of $2.4 million to the restructuring reserve by a corresponding charge to operating expense. The net increase included additional charges of $3.2 million related to revisions to expected sublease income associated with a property located in Colorado, and reversals of $0.8 million primarily related to space taken out of restructuring in the UK as a result of consolidation associated with the XcelleNet acquisition, and reserves released upon the conclusion of lease negotiations associated with the Company’s Paris, France facility.

2001 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with certain 2001 restructuring activities through December 31, 2004:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/03	paid	Accrued	12/31/04
Lease cancellations and Commitments	$12.8	$4.0	$1.5	$7.3

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

During 2004 an excess of $1.5 million was reversed by a corresponding credit to restructuring expense. The credit to lease cancellations and commitments accrual related to revisions to expected sublease income associated with properties located in Colorado and Massachusetts.

AvantGo Restructuring Reserves

In connection with the 2003 acquisition of AvantGo, the Company assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs, primarily related to excess space at AvantGo’s Hayward, California and Chicago, Illinois facilities. At the time of acquisition, the Company also accrued additional amounts for lease obligations, net of the expected sublease revenue, associated with AvantGo’s remaining facilities in Hayward which would be vacated upon the expected move of all personnel to Sybase’s facilities in Dublin, California. During the quarter ended September 30, 2004, Sybase was able to sublease the Hayward facilities on terms more favorable than those anticipated when the applicable accruals were recorded. As a result, the Company revised its estimates and reversed accrued restructuring liabilities related to these facilities. The following table summarizes the activity associated with the balance of the accrued restructuring charges related to AvantGo’s restructuring actions:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/03	paid	Accrued	12/31/04
Lease cancellations and Commitments	$9.3	$3.2	$2.7	$3.4

During 2004, we recorded net reversals of $2.7 million in restructuring accruals by a corresponding credit to operating expense. The net reversal included additional charges of $0.2 million related to the Chicago, Illinois facility and reversals of $2.9 million related to the Hayward, California facilities, where we were able to locate a suitable subtenant.

Note Fourteen: Guarantees

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

Note Fifteen: Subsequent Events

On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S., $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent. The Company used $125 million of the offering proceeds to repurchase approximately 6.7 million shares of its common stock. The issuance generated net proceeds of approximately $325 million after deducting the stock repurchase and offering fees and expenses.

The notes are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that the Company repurchase notes on February 22, 2010, February 22, 2015 and February 22, 2020. The Company will initially record these Notes as long-term debt with an effective life of 5 years. The offering fees and expenses of approximately $10 million will be amortized over a five-year period into interest expense.

Holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $25.22 per share initial conversion price, (ii) in certain change in control transactions, and (iii) when the trading price of the notes does not exceed a minimum price level. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 39.6511 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2004	2004	2004	2004	2004
Revenues:
License fees	$57,905	$60,427	$70,380	$87,160	$275,872
Services	125,254	127,603	128,338	131,469	512,664

Total revenues:	183,159	188,030	198,718	218,629	788,536
Costs and expenses:
Cost of license fees	13,580	15,558	15,566	16,091	60,795
Cost of services	41,584	41,455	39,741	39,068	161,848
Sales and marketing	58,172	62,066	59,171	63,022	242,431
Product development and engineering	30,648	29,121	29,095	31,013	119,877
General and administrative	19,773	21,300	23,526	22,516	87,115
Amortization of other purchased Intangibles	500	1,285	1,677	1,677	5,139
Stock compensation expense	1,302	1,544	626	1,127	4,599
Reversal of purchase accounting accrual	—	—	(2,677)	—	(2,677)
Cost (reversal) of restructure	125	(253)	10,479	9,666	20,017

Total costs and expenses	165,684	172,076	177,204	184,180	699,144

Operating income	17,475	15,954	21,514	34,449	89,392
Interest income, expense, and other, net	3,589	2,387	2,518	3,080	11,574

Income before income taxes	21,064	18,341	24,032	37,529	100,966
Provision for income taxes	7,879	5,519	6,201	13,417	33,016

Net income	$13,185	$12,822	$17,831	$24,112	$67,950

Basic net income per share	$0.14	$0.13	$0.19	$0.26	$0.71
Diluted net income per share	$0.13	$0.13	$0.19	$0.25	$0.69

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2003	2003	2003	2003	2003
Revenues:
License fees	$60,875	$63,897	$68,481	$81,564	$274,817
Services	120,672	128,135	125,349	129,089	503,245

Total revenues:	181,547	192,032	193,830	210,653	778,062
Costs and expenses:
Cost of license fees	13,928	14,589	15,537	16,657	60,711
Cost of services	39,232	40,643	40,652	42,139	162,666
Sales and marketing	58,496	59,666	59,270	61,613	239,045
Product development and engineering	29,918	29,348	29,045	28,578	116,889
General and administrative	22,100	20,471	20,280	19,260	82,111
Amortization of other purchased Intangibles	500	500	500	500	2,000
Stock compensation expense	661	727	695	799	2,882
Cost (reversal) of restructure	(209)	7,957	1,270	(1,589)	7,429

Total costs and expenses	164,626	173,901	167,249	167,957	673,733

Operating income	16,921	18,131	26,581	42,696	104,329
Interest income, expense, and other, net	2,443	3,524	6,270	1,529	13,766

Income before income taxes	19,364	21,655	32,851	44,225	118,095
Provision for income taxes	6,390	7,096	10,841	6,502	30,829

Net income	$12,974	$14,559	$22,010	$37,723	$87,266

Basic net income per share	$0.14	$0.16	$0.23	$0.39	$0.92
Diluted net income per share	$0.13	$0.15	$0.23	$0.38	$0.89

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Report of Management on Internal Controls over Financial Reporting

See Finanical Statements and Supplementary Data — Report of Management on Internal Controls over Financial Reporting. Part II, Item 8.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Changes in Internal Control over Finanical Reporting

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date. Therefore, no corrective actions have been necessitated or taken.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Current Executive Officers

Our executive officers are identified in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2005 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 21, 2004.

Identification of Directors

Our directors are identified under the section entitled “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2005 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2004.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that are available on our website at www.sybase.com under “Investor Relations.”Stockholders may request a free copy of the guidelines by contacting Investor Relations at the same address set forth under “Code of Ethics,” below.

Certifications

Pursuant to NYSE Rule 303A.12(a), in 2004 the Company submitted a CEO certification to the NYSE regarding compliance with NYSE Corporate Governance Listing Standards. No qualifications were included in this report. Exhibits 31.1 and 31.2 to this Form 10-K contain certifications of the Company’s CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 32 to this Form 10-K contains certifications of the Company’s CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Code of Ethics

Our code of ethics, entitled “Statement of Values and Business Ethics,” applies to all of our employees, directors and officers (including the chief executive officer, chief financial officer and principal accounting officer), and is available by clicking on the “Code of Ethics” link at the bottom of any page at our website at www.sybase.com Stockholders may request a free copy of the Statement of Values and Business Ethics from:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K:

     1. Financial Statements. See financial statements listed in the table of contents at the beginning of Part II, Item 8.

     2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2003, 2002, and 2001 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8, and related Notes.

     3. Exhibits. See the response under Item 15(c) below. All management contracts and compensatory plans filed as exhibits are indicated as such in Item 15(c).

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K.

(c)	Schedules.	Form 10-K

Page
II Valuation and Qualifying Accounts	81

Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

	SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
		SYBASE, INC.
				Translation
	Beginning	Charged to		Adjustments and
(Dollars in thousands)	Balance	Operations (A)	Write-offs (B)	Other	Ending Balance
Year ended December 31, 2004:
Allowance for doubtful accounts	$4,145	$(595)	$(2,022)	$324	$1,852

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,507	$3,331	$(5,841)	$1,148	$4,145

Year ended December 31, 2002:
Allowance for doubtful accounts	$14,462	$(4,323)	$(5,250)	$618	$5,507

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

SYBASE, INC.
March 15, 2005	By:	/S/JOHN S. CHEN
John S. Chen
Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John S. Chen, Pieter Van der Vorst and Daniel Cohen, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date
/S/ JOHN S. CHEN (John S. Chen)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Director	March 15, 2005

/S/ PIETER A. VAN DER VORST (Pieter A. Van der Vorst)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/S/ JEFFREY G. ROSS (Jeffrey G. Ross)	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2005

/S/ RICHARD C. ALBERDING (Richard C. Alberding)	Director	March 15, 2005

/S/ CECILIA CLAUDIO (Cecilia Claudio)	Director	March 15, 2005

/S/ L. WILLIAM KRAUSE (L. William Krause)	Director	March 15, 2005

/S/ ALAN B. SALISBURY (Alan B. Salisbury)	Director	March 15, 2005

/S/ JACK E. SUM (Jack E. Sum)	Director	March 15, 2005

/S/ ROBERT P. WAYMAN (Robert P. Wayman)	Director	March 15, 2005

/S/ LINDA K. YATES (Linda K. Yates)	Director	March 15, 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1 (1)	Agreement and Plan of Reorganization dated as of November 29, 1999, among the Company, On-Line Financial Services, Inc., and Home Financial Network, Inc.

2.2 (2)	Agreement and Plan of Merger dated as of February 20, 2001, among the Company, New Era of Networks, Inc., and Neel Acquisition Corp.

2.3(3)	Agreement and Plan of Merger dated as of December 19, 2002, by and among the Company, Seurat Acquisition Corporation and AvantGo, Inc.

3.1(4)	Restated Certificate of Incorporation of the Company, as amended.

3.2 (5)	Bylaws of the Company, amended and restated as of February 4, 2004.

4.1 (6)	Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.2 (7)	Amendment No. 1 dated as of February 14, 2005 to the Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.3 (8)	Indenture dated as of February 22, 2005 between the Company and U.S. Bank National Association, as Trustee (including form of 1.75% Convertible Subordinated Notes due 2025).

4.4 (8)	Registration Rights Agreement dated as of February 22, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith and Lehman Brothers Inc.

10.1 (9)*	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan.

10.2 (9)*	New Era of Networks, Inc. Amended and Restated 1997 Option Plan.

10.3 (9)*	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan.

10.4 (9)*	Century Analysis Inc. 1996 Equity Incentive Plan.

10.5 (9)*	Convoy Corporation 1997 Stock Option Plan.

10.6 (9)*	Microscript, Inc. 1997 Stock Option Plan.

10.7 (10)*	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.8 (11)*	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended.

10.9 (12)*	Sybase, Inc. 401(k) Plan, as amended.

10.10 (13)*	Amendment No. 1 to the Sybase, Inc. 401(k) Plan dated December 20, 2002.

10.11 (14)*	Sybase, Inc. 1992 Director Stock Option Plan, as amended.

10.12 (9)*	Sybase, Inc. 2001 Director Stock Option Plan.

10.13 (5)*	Executive Deferred Compensation Plan, as amended December 5, 2003.

10.14 (9)*	Sybase, Inc. 1996 Stock Plan, as amended.

Exhibit No.	Description
10.15 *	Form of Indemnification Agreement

10.16 (14)*	Form of Amended and Restated Change of Control Agreement (standard version).

10.17 (14)*	Form of Amended and Restated Change of Control Agreement (enhanced version).

10.18 (14)*	Offer Letter to Richard J. Moore dated June 8, 2001.

10.19 (14)*	Amended and Restated Employment Agreement between the Company and John S. Chen dated as of June 11, 2001.

10.20 (13)*	Addendum to John Chen Amended and Restated Employment dated August 20, 2002.

10.21 (18)*	Amended and Restated Sybase, Inc. 1999 Nonstatutory Stock Plan.

10.22 (16)*	Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement.

10.23 (17)	Corporate Headquarters Lease, dated January 28, 2000, the Company and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.24 (14)	Amendment to Corporate Headquarters Lease, dated December 13, 2001, between the Company and WDS-Dublin, LLC.

10.25 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of 401(k) Plan.

10.26 (5)	First Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan, dated as of April 1, 2002.

10.27 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan.

10.28 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of the Sybase Executive Deferred Compensation Plan.

10.29 (5)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Deferred Compensation Plan.

10.30 (5)	17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan.

10.31 (17)*	Financial Fusion, Inc. 2000 Stock Option Plan.

10.32 (14)*	Financial Fusion, Inc. 2001 Stock Option Plan.

10.33 (14)*	iAnywhere Solutions, Inc. Stock Option Plan.

10.34 (14)*	Form of Notice of Grant and Restricted Stock Purchase Agreement.

10.35 (13)*	Offer Letter to Michael Bealmear dated May 1, 2002.

10.36 (13)*	Offer Letter of Thomas Volk dated September 5, 2002.

10.37 (5)*	Retention Letter of Steven M. Capelli dated as of January 2, 2001.

10.38 (5)*	Executive Financial Planning and Services Program for Section 16 Officers, effective as of February 5, 2003.

Exhibit No.	Description
10.39 (5)*	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc., as Amended and Restated as of May 1, 2003.

10.40 (18)*	Amended and Restated Sybase, Inc. 2003 Stock Plan.

10.41 (19)*	Letter dated February 21, 2005 to John Chen regarding 2005 compensation.

10.42 (19)*	Letter dated February 18, 2005 to Steve Capelli regarding 2005 compensation.

10.43 (19)*	Letter dated February 18, 2005 to Raj Nathan regarding 2005 compensation.

10.44 (19)*	Letter dated February 18, 2005 to Pieter Van Der Vorst regarding 2005 compensation.

10.45 (19)*	Letter dated February 18, 2005 to Thomas Volk regarding 2005 compensation.

10.46	Purchase Agreement, dated February 15, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24 (20)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management Contract or Compensatory Plan.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed on January 31, 2000.

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-4 filed March 15, 2001.

(3)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(4)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 9, 1994 (file no. 33-75462), as amended by the Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Sybase, Inc., attached as Exhibit 3.3 to Form 8-A filed on August 5, 2002.

(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on February 17, 2005.

(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(10)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (file no. 333-83271) filed July 20, 1999.

(12)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(13)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(14)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 20, 1999.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 20, 2000.

(17)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Company’s Registration on Form S-8 filed on August 25, 2004.

(19)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 24, 2005.

(20)	Incorporated by reference to the signature page of this Report on Form 10-K.