Form 10-Q
period 2005-03-31
SYBASE INC
filed 2005-05-10
CIK 768262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File number 1-16493

SYBASE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2951005

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

One Sybase Drive, Dublin, California 94568

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (925) 236-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

On April 30, 2005, 89,708,492 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2005

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SYBASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2004
Current assets:
Cash and cash equivalents	$394,886	$321,417
Short-term cash investments	437,211	158,217

Total cash, cash equivalents and short-term cash investments	832,097	479,634
Restricted cash	5,438	5,356
Accounts receivable, net	126,352	157,897
Deferred income taxes	11,199	11,205
Prepaid expenses and other current assets	21,318	14,790

Total current assets	996,404	668,882
Long-term cash investments	59,198	33,998
Restricted long-term cash investments	2,600	2,600
Property, equipment and improvements, net	61,013	64,371
Deferred income taxes	41,529	39,440
Capitalized software, net	64,038	61,771
Goodwill, net	213,856	214,110
Other purchased intangibles, net	60,820	67,208
Other assets	39,752	31,142

Total assets	$1,539,210	$1,183,522

Current liabilities:
Accounts payable	$12,557	$11,962
Accrued compensation and related expenses	32,146	43,632
Accrued income taxes	41,933	32,595
Other accrued liabilities	74,180	81,715
Deferred revenue	231,003	208,741

Total current liabilities	391,819	378,645
Other liabilities	35,118	33,121
Long-term deferred revenue	6,966	10,170
Minority interest	5,030	5,030
Long-term convertible debt	460,000	—
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 89,471,914 outstanding (2004-105,337,362 shares issued and 95,518,977 outstanding)	105	105
Additional paid-in capital	952,621	940,806
Accumulated deficit	(54,023)	(66,690)
Accumulated other comprehensive income	38,133	49,356
Cost of 15,865,448 shares of treasury stock (2004-9,818,385 shares)	(278,796)	(159,617)
Unearned compensation	(17,763)	(7,404)

Total stockholders’ equity	640,277	756,556

Total liabilities and stockholders’ equity	$1,539,210	$1,183,522

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, per share data)	2005	2004
Revenues:
License fees	$62,708	$57,905
Services	129,203	125,254

Total revenues	191,911	183,159
Costs and expenses:
Cost of license fees	14,258	13,580
Cost of services	40,340	41,629
Sales and marketing	59,578	58,240
Product development and engineering	33,527	30,667
General and administrative	22,233	20,943
Amortization of other purchased intangibles	1,677	500
Cost (Reversal) of restructure	(8)	125

Total costs and expenses	171,605	165,684

Operating income	20,306	17,475
Interest income	4,995	2,898
Interest expense and other, net	(1,887)	691

Income before income taxes	23,414	21,064
Provision for income taxes	10,068	7,879

Net income	$13,346	$13,185

Basic net income per share	$0.14	$0.14

Shares used in computing basic net income per share	92,669	97,291

Diluted net income per share	$0.14	$0.13

Shares used in computing diluted net income per share	95,134	101,054

See accompanying notes.

SYBASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Cash and cash equivalents, beginning of year	$321,417	$315,404
Cash flows from operating activities:
Net income	13,346	13,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,539	19,892
Loss on disposal of assets	327	341
Deferred income taxes	(2,083)	(1,324)
Amortization of deferred stock-based compensation	1,457	1,302
Amortization of note issuance costs	202	—
Changes in assets and liabilities:
Accounts receivable	29,853	31,864
Other current assets	(6,527)	(3,128)
Other assets – operating	877	216
Accounts payable	595	2,010
Accrued compensation and related expenses	(11,486)	(9,235)
Accrued income taxes	9,472	(1,321)
Other accrued liabilities	(7,747)	(13,235)
Deferred revenues	19,058	24,705
Other liabilities	2,082	1,126

Net cash provided by operating activities	69,965	66,398
Cash flows from investing activities:
Increase in restricted cash	(82)	(165)
Purchases of available-for-sale cash investments	(404,594)	(25,336)
Maturities of available-for-sale cash investments	99,297	22,286
Sales of available-for-sale cash investments	451	45,561
Purchases of property, equipment and improvements	(3,757)	(7,764)
Proceeds from sale of fixed assets	10	68
Capitalized software development costs	(9,588)	(8,157)
(Increase) Decrease in other assets – investing	1	(26)

Net cash provided by (used for) investing activities	(318,262)	26,467
Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	450,529	—
Payments on capital lease	(79)	—
Net proceeds from the issuance of common stock and reissuance of treasury stock	10,085	16,950
Purchases of treasury stock	(129,942)	(53,946)

Net cash provided by (used for) financing activities	330,593	(36,996)
Effect of exchange rate changes on cash	(8,827)	(817)

Net increase in cash and cash equivalents	73,469	55,052

Cash and cash equivalents, end of period	394,886	370,456
Cash investments, end of period	496,409	216,202

Total cash, cash equivalents and cash investments, end of period	$891,295	$586,658

Supplemental disclosures:
Interest paid	$335	$33
Income taxes paid	$8,165	$11,341

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2004 has been prepared from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.

Certain previously reported amounts have been reclassified to conform to the current presentation format. Specifically, certain amounts previously shown as stock based compensation are now reflected within various other operating expense items (primarily general and administrative).

2. Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Accordingly, compensation cost for stock options or restricted stock granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The unearned compensation balance at March 31, 2005 relates to awards of time based and performance based restricted stock.

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

	Three	Three
	Months	Months
	Ended	Ended
(Dollars in thousands, except per share data)	3/31/05	3/31/04
As reported net income – stock-based employee compensation determined using the intrinsic value method	$13,346	$13,185
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$1,457	$1,302
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(4,451)	$(6,853)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$10,352	$7,634
Basic net income per share
As reported	$0.14	$0.14
Pro forma	0.11	0.08
Diluted net income per share
As reported	$0.14	$0.13
Pro forma	0.11	0.08

The fair value employee compensation cost presented above was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three	Three
	Months	Months
	Ended	Ended
	3/31/05	3/31/04
Expected volatility	49.91%	55.43%
Risk-free interest rates	3.75%	2.58%
Expected lives (years)	4.25	4.25
Expected dividend yield	—	—

On December 16, 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FAS123 .Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Disclosure in financial footnotes of the pro forma impact of the fair value of share-based payments, as permitted by APB 25, is not a permitted alternative under Statement 123(R).

Statement 123(R) will be effective for Sybase’s 2006 calendar year. Statement 123(R) permits public companies to adopt its requirements using either the modified prospective method of the modified retrospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date as well as for all share-based payments granted prior to the effective date which remain unvested on the effective date. Under the modified retrospective method, the provisions of the modified prospective method would apply but the Company could also restate its earnings in certain previous periods based on the stock compensation amounts included in its previous proforma disclosures.

The adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted 123(R) in prior periods, the impact of that standard would have approximated the pro forma impact described above. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). In the past, the operating cash flows of the Company have not benefited from such excess deductions.

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

	Three	Three
	Months	Months
	Ended	Ended
(In thousands, except per share data)	3/31/05	3/31/04
Net income	$13,346	$13,185

Basic net income per share	$0.14	$0.14

Shares used in computing basic net income per share	92,669	97,291

Diluted net income per share	$0.14	$0.13

Shares used in computing basic net income per share	92,669	97,291
Dilutive effect of stock options	2,465	3,763

Shares used in computing diluted net income per share	95,134	101,054

The Company issued contingently convertible subordinated notes (“Notes” during the quarter ended March 31, 2005 as described in Note 11 “Convertible subordinated notes”, below. Under the conversion provisions of the Notes, no shares would be issued upon conversion until the Company’s stock price exceeds $25.22. If this threshold is exceeded during a reporting period, the Company will include in its computation of diluted earnings per share, the dilutive effect of the Notes based on the maximum number of shares issuable upon conversion assuming the conversion premium is paid solely in shares.

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income (loss) per share, were 6.2 million and 3.8 million for the three month periods ended March 31, 2005 and March 31, 2004, respectively.

4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three	Three
	Months	Months
	Ended	Ended
(In thousands)	3/31/05	3/31/04
Net income	$13,346	$13,185
Foreign currency translation losses	(10,973)	(2,322)
Unrealized gains/(losses) on marketable securities	(250)	198

Comprehensive income	$2,123	$11,061

5. Guarantees. Under its standard software license agreement (SWLA), the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, the Company has not recorded a liability relating to such provisions. Under the SWLA, the Company also represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Under its standard consulting and development agreement, the Company warrants that the services it performs will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accruals for warranty claims have been made. Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made.

6. Segment Information. The Company is organized into three separate reportable business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions; and Financial Fusion, Inc. (FFI), which delivers integrated banking, payment and trade messaging solutions to large financial institutions.

Sybase’s chief operating decision maker, is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income, interest expense and other, net, and the provision for income taxes are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment.

Segment revenues include transactions between the segments which in the most common instance relates to the sale of iAS and FFI products and services by the IPG segment. In the case of such a transaction, the segment recording the sale also records an inter-company expense on the transaction, with a corresponding inter-company revenue amount recorded by the segment whose product was sold. The net amount retained by the segment that recorded the sale is intended to reflect the costs incurred by such transferring segment. The total transfers between the segments are captured in “Eliminations.” Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The Company has allocated the costs associated with 2004 restructuring activities to each reportable segment.

A summary of the segment financial information reported to the CEO for the three months ended March 31, 2005 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$46,861	$11	$—	—	$46,872
Mobile and Embedded	5,422	10,120	—	—	15,542
E-Finance	—	—	294	—	294

Subtotal license fees	52,283	10,131	294	—	62,708
Intersegment license revenues	21	4,510	—	(4,531)	—

Total license fees	52,304	14,641	294	(4,531)	62,708
Services	114,648	8,939	5,616	—	129,203
Intersegment service revenues	5	6,499	1,004	(7,508)	—

Total services	114,653	15,438	6,620	(7,508)	129,203

Total revenues	166,957	30,079	6,914	(12,039)	191,911
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	142,266	27,457	7,600	(12,039)	165,284

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	24,691	2,622	(686)	—	26,627
Amortization of other purchased intangibles	—	1,177	500	—	1,677
Amortization of purchased technology	2,920	979	811	—	4,710

Operating income (loss) before unallocated costs and cost of restructure	21,771	466	(1,997)	—	20,240
Cost of restructure – 2005 Activity	(8)	—	—	—	(8)

Operating income (loss) before unallocated costs	21,779	466	(1,997)	—	20,248
Unallocated cost savings					(58)

Operating income					20,306
Interest income, interest expense and other, net					3,108

Income before income taxes					$23,414

A summary of the segment financial information reported to the CEO for the three months ended March 31, 2004 is presented below:

					Consolidated
(In thousands)	IPG	iAS	FFI	Elimination	Total
Revenues:
License fees
Infrastructure	$43,380	$40	$—	—	$43,420
Mobile and Embedded	5,052	8,340	—	—	13,392
E-Finance	102	—	991	—	1,093

Subtotal license fees	48,534	8,380	991	—	57,905
Intersegment license revenues	53	4,223	104	(4,380)	—

Total license fees	48,587	12,603	1,095	(4,380)	57,905
Services	119,069	2,626	3,559	—	125,254
Intersegment service revenues	—	6,533	1,235	(7,768)	—

Total services	119,069	9,159	4,794	(7,768)	125,254

Total revenues	167,656	21,762	5,889	(12,148)	183,159
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	146,233	20,386	6,693	(12,148)	161,164

Operating income (loss) before cost of restructure and amortization of customer lists and purchased technology	21,423	1,376	(804)	—	21,995
Amortization of other purchased intangibles	—	—	500	—	500
Amortization of purchased technology	2,920	100	811	—	3,831

Operating income (loss) before unallocated costs and cost of restructure	18,503	1,276	(2,115)	—	17,664
Cost of restructure – 2004 Activity	125	—	—	—	125

Operating income (loss) before unallocated costs	18,378	1,276	(2,115)	—	17,539
Unallocated cost					64

Operating income					17,475
Interest income, interest expense and other, net					3,589

Income before income taxes					$21,064

7. Accounting for Goodwill.

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	FFI	iAS	Total
Balance at January 1, 2005	$101,588	$29,281	$83,241	$214,110
Reduction in goodwill recorded on XcelleNet acquisition	—	—	(8)	(8)
Foreign currency translation adjustments	(246)	—	—	(246)

Balance at March 31, 2005	$101,342	$29,281	$83,233	$213,856

The following table reflects intangible assets as of March 31, 2005 and December 31, 2004:

	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
(In thousands)	3/31/05	3/31/05	3/31/05	12/31/04	12/31/04	12/31/04
Purchased technology	$103,850	$(78,124)	$25,726	$103,850	$(73,414)	$30,436
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	2,800	(1,711)	1,089	2,800	(1,244)	1,556
Customer lists	39,900	(12,995)	26,905	39,900	(11,784)	28,116

Totals	$153,650	$(92,830)	$60,820	$153,650	$(86,442)	$67,208

The amortization expense on these intangible assets for the three months ended March 31, 2005 was $6.4 million, of which $4.7.is included within “cost of license fees” on the Company’s income statement. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2005	$16,658
2006	8,924
2007	8,757
2008	8,757
2009	8,424

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

On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismissing the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The parties are awaiting a decision from the appellate court.

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at March 31, 2005. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

9. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first three months of 2005, the Company repurchased 250,000 shares at a cost of approximately $4.9 million under the stock repurchase program. From the program’s inception through March 31, 2005, the Company has used an aggregate total of $501.3 million under the stock repurchase program (of the total $600 million authorized) to repurchase an aggregate total of 31.5 million shares.

During the first quarter of 2005, the Company also repurchased approximately 6.7 million shares at a cost of $125.0 million using net proceeds the Company received from its private offering of convertible subordinated notes (see Note 11 – Convertible Subordinated Notes). The repurchase of these shares are not part of the Company’s stock repurchase program and was authorized by the Board of Directors in connection with the convertible subordinated note offering.

10. Restructuring.

The Company undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing its operating expenses and assumed certain restructuring program liabilities of AvantGo when Sybase acquired that company in 2003. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended March 31, 2005 are described below.

2004 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2004 restructuring plan through March 31, 2005:

			Accrued
	Accrued		liabilities
	liabilities	Amounts	at
(Dollars in millions)	at 12/31/04	paid	3/31/05
Termination payments to employees and other related costs	$0.3	$0.3	$—
Lease cancellations and commitments	7.2	0.6	6.6

	$7.5	$0.9	$6.6

2003 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through March 31, 2005:

Accrued
	Accrued		liabilities
	liabilities	Amounts	at
(Dollars in millions)	at 12/31/04	paid	3/31/05
Lease cancellations and commitments	$0.2	—	$0.2

2002 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through March 31, 2005:

			Accrued
	Accrued		liabilities
	liabilities	Amounts	at
(Dollars in millions)	at 12/31/04	paid	3/31/05
Lease cancellations and commitments	$12.7	$0.8	$11.9
Other	0.2	—	0.2

	$12.9	$0.8	$12.1

2001 Restructuring Activities

The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with the 2001 restructuring plan through March 31, 2005:

Accrued
	Accrued		liabilities
	liabilities	Amounts	at
(Dollars in millions)	at 12/31/04	paid	3/31/05
Lease cancellations and commitments	$7.3	$0.8	$6.5

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

	Accrued		Accrued
	liabilities		liabilities
	at	Amounts	at
(Dollars in millions)	12/31/04	Paid	3/31/05
Lease cancellations and commitments	$3.4	$0.3	$3.1

11. Convertible Subordinated Notes. On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S., $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005.

The Company may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that the Company repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020.

Holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $25.22 per share initial conversion price for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 39.6511 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.

The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.7 million. These amounts are recorded in “other assets” in the Company’s condensed consolidated Balance Sheets at March 31, 2005. This asset will be amortized into interest expenses on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method.

The Company used $125 million of the offering proceeds to repurchase approximately 6.7 million shares of its common stock. The Company intends to use the remaining proceeds for working capital and general corporate purposes which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of its common stock.

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

Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products, iAS, which provides mobile database and mobile enterprise solutions, and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions. In the first three months of 2005, approximately 54 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations.

•	Our Results

We reported total revenues of $191.9 million for the three months ended March 31, 2005, which represented a 5 percent increase from total revenues of $183.2 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $8.3 million (38 percent) increase in total iAS revenues and a $3.7 million (8 percent) increase in IPG license revenues. The increase was partially offset by a $4.4 million (4 percent) decline in year-over-year IPG services revenues. The growth in iAS revenues was partly attributable to our acquisition of XcelleNet on April 30, 2004. We believe our iAS revenues will remain strong as we continue to leverage our XcelleNet acquisition, and as our Unwired Enterprise initiative gains momentum. The increase in IPG license revenues was primarily derived from growth in our core database products.

We reported net income of $13.3 million for the first quarter of 2005, compared to net income of $13.2 million for the same period last year. Our operating margin for the first quarter of 2005 was 10.6 percent compared to 9.5 percent for the same period in 2004. The increase in operating margin for the first quarter of 2005 was primarily attributable to the $8.7 million increase in total revenues, partially offset by the $5.9 million increase in operating expenses.

During the quarter ended March 31, 2005, our overall financial position remained strong. We generated net cash from operating activities of $70.0 million, and had $899.3 million in cash, cash equivalents and cash investments (including $5.4 million in restricted cash) at March 31, 2005. On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S., $460 million of convertible subordinated notes (see Note 11 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference ). We used $125 million of the net proceeds from the offering to purchase approximately 6.7 million shares of our common stock. The balance of the net proceeds will be used for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of our common stock.

For a discussion of factors that may impact our business, see “Future Operating Results,” below.

•	Business Trends

The market for new sales of enterprise infrastructure software continues to be challenging due to various factors, including a maturing enterprise infrastructure software market, and changing patterns in information technology spending.

As was the case in 2004, the majority of our license fees revenues during Q1 2005 came from sales to our existing customers. In recent years, fewer of our clients have undertaken large-scale infrastructure investments requiring significant investment in our core enterprise database products and related services (this also contributed to a decline in our consulting and education revenues). We believe this is partly due to market saturation in some of our target markets (including financial services, insurance and telecommunications) where large enterprises have invested heavily in their core database infrastructures during the past 15 years. In the future, we believe that much of the industry’s growth will be generated by sales to middle market companies. We believe we are positioned to exploit this growth opportunity with various initiatives including our strategic partnership with SAP focused on providing enterprise level software to small and medium sized businesses.

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

Service Revenues. Technical support revenues are recognized ratably over the term of the related support agreement, which in most cases is one year. Revenues from consulting services under time and materials contracts, and for education, are recognized as services are performed. Revenues from other contract services are generally recognized based on the proportional performance of the project, with performance measured based on hours of work performed.

•	Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. We performed our annual impairment analysis as of December 31, 2004 for each of our reporting units and for each indeterminate lived intangible. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value As of March 31, 2005, our goodwill balance totaled $213.9 million. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.

We continue to review our other intangible assets (e.g., purchased technology and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets.

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

SFAS 123, “Accounting for Stock-Based Compensation,” currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have continued to account for stock-based employee compensation using the intrinsic value method. Under that method, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. However, as of January 1, 2006, we will be required to apply FASB Statement 123R, Share-Based Payments, which will require us to measure compensation cost for all share-based payments at fair value. See Note 2 and Note 5 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference.

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

Results of Operations

Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
License fees by segment:
IPG	$52.3	$48.6	8%
IAS	14.6	12.6	16%
FFI	0.3	1.1	(73%)
Eliminations	(4.5)	(4.4)	2%

Total license fees	$62.7	$57.9	8%
Percentage of total revenues	33%	32%
Services by segment:
IPG	$114.7	$119.1	(4%)
IAS	15.4	9.2	67%
FFI	6.6	4.8	38%
Eliminations	(7.5)	(7.8)	(4%)

Total Services	$129.2	$125.3	3%
Percentage of total revenues	67%	68%
Total revenues	$191.9	$183.2	5%

License fees increased 8 percent for the three months ended March 31, 2005 compared to the same period last year. The increase in license fees revenues during the quarter was primarily attributable to a $4.3 million (22 percent) increase in IPG license revenues from our Adaptive Server® Enterprise product and $3.3 million in iAS license revenues generated by products acquired in the XcelleNet acquisition. This increase was partially offset by a $ 1.9 million decline in IAS license revenues generated by the SQL Anywhere product, and a $0.8 million decline in FFI license revenues. The growth in revenues from our Adaptive Server® Enterprise product was largely due to a major European government arrangement that closed in the first quarter of 2005 and the growth from new customers using the Linux operating system. FFI license revenues are largely dependent upon closing large (multi-million dollar) transactions. As a result, year-over-year results for FFI tend to fluctuate greatly. The decrease in FFI license revenues for the first quarter of 2005 was primarily attributable to decreased sales of the segment’s core banking application in North America.

Segment revenues includes transactions between the segments, and in the most common instance relates to the sale of iAS and FFI products and services by the IPG segment. In the case of such a transaction, the segment recording the sale also records an inter-company expense on the transaction, with a corresponding inter-company revenue amount recorded by the segment whose product was sold. The net amount retained by the segment that recorded the sale is intended to reflect the costs incurred by such transferring segment. The total transfers between the segments are captured in “Eliminations.”

Total services revenues (derived from technical support, education, and professional services) increased $3.9 million (3 percent) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in services revenues was primarily due to a $5.5 million increase in iAS technical support revenues and a $2.5 million increase in FFI professional services revenues, partially offset by an 11 percent ($2.7 million) decline in IPG education and professional services revenues and a $1.8 million (2 percent) in technical support revenues. The rise in iAS technical support revenues was due to the technical support revenues associated with XcelleNet products. The increase in FFI professional services revenues primarily resulted from several large ongoing consulting engagements in North America. The decrease in IPG education and professional services revenues was primarily attributable to the reasons discussed in the “Business Trends” section in “Overview,” above.

Technical support revenue for the three months ended March 31, 2005 increased 3 percent ($3.3 million) from the same period in 2004 and the deferred revenue related to technical support contracts at March 31, 2005 was up 5 percent from the deferred revenue related to such contracts at March 31, 2004. Technical support revenues comprised approximately 78 percent and 77 percent of total services revenues for the three months ended March 31, 2005 and 2004, respectively.

Other services revenues increased 2 percent for the three months ended March 31, 2005 compared to the same period in 2004. The increase in FFI’s professional services revenues discussed above and a $0.9 million rise in iAS professional services revenues were offset by the decline in the IPG education and professional services revenues discussed above.

Geographical Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
North American	$110.0	$105.6	4%
Percentage of total revenues	57%	58%
International: EMEA (Europe, Middle East and Africa)	$54.5	$50.7	7%
Percentage of total revenues	29%	28%
Intercontinental (Asia Pacific and Latin America)	$27.4	$26.9	2%
Percentage of total revenues	14%	14%
Total Outside North America	$81.9	$77.6	6%
Percentage of total revenues	43%	42%
Total revenues	$191.9	$183.2	5%

*	Not meaningful

North American revenues (United States, Canada and Mexico) increased $4.4 million (4 percent) for the three months ended March 31, 2005 compared to the same period last year due to a $2.3 million (17 percent) increase in license fees revenues from enterprise database products included in the IPG segment, a $1.8 million (29 percent) increase in license fees revenues from products included in the iAS segment, and a $1.7 million (3 percent) increase in technical support revenues. The increase was offset by a $0.7 million (70 percent) decline in license fees revenues from FFI products and a combined $0.8 million decrease in license fees revenues from integration and datawarehouse products included in the IPG segment.

EMEA (Europe, Middle East and Africa) revenues for the three months ended March 31, 2005 increased $3.8 million (7 percent) compared to the three months ended March 31, 2004. The increase was primarily due to a $2.9 million (32 percent) increase in license fees revenues from enterprise database products and a $0.9 million increase in technical support revenues. Increased revenues in The Netherlands contributed most to the overall increase in the first quarter of 2005. The $0.5 million (2 percent) increase in Intercontinental (Asia Pacific and Latin America) revenues for the three months ended March 31, 2005 was primarily attributable to a $1.3 million increase in technical support and professional services revenues and a $0.3 million increase in license fees revenues from integration and datawarehouse products, offset by a $1.2 million decline in license fees revenues from enterprise database products. The results of our operations in Korea contributed most significantly to the increased revenue. International revenues comprised 43 percent and 42 percent of total revenues for the three months ended March 31, 2005 and 2004, respectively.

In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three months ended March 31, 2005, foreign currency exchange rate changes from the same period last year resulted in a 2 percent increase in our revenues and a 2 percent increase in our operating expenses. The change was primarily due to the weakness of the U.S. dollar against certain European currencies.

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

Costs and Expenses
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
Cost of license fees	$14.3	$13.6	5%
Percentage of license fees revenues	23%	23%
Cost of services	$40.3	$41.6	(3%)
Percentage of services revenues	31%	33%
Sales and marketing	$59.6	$58.2	2%
Percentage of total revenues	31%	32%
Product development and engineering	$33.5	$30.7	9%
Percentage of total revenues	17%	17%
General and administrative	$22.2	$20.9	6%
Percentage of total revenues	12%	11%
Amortization of other purchased intangibles	$1.7	$0.5	240%
Percentage of total revenues	1%	*
Cost (Reversal) of restructure	$ *	$0.1	*
Percentage of total revenues	*	*

*	Not meaningful

Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $14.3 million for the three months ended March 31, 2005, up from $13.6 million for the three months ended March 31, 2004. Such costs were 23 percent of license fees revenue in both the three months ended March 31, 2005 and 2004. The increase in the cost of license fees for the three months ended March 31, 2005 was primarily due to a $0.8 million increase in third-party royalties and amortization of $0.8 million on purchased technology acquired as a result of the XcelleNet acquisition in the second quarter of 2004, partially offset by a $0.9 million decrease in amortization of capitalized software development costs. Amortization of capitalized software development costs included in cost of license fees was $7.3 million for the three months ended March 31, 2005 as compared to $8.3 million for the three months ended March 31, 2004. The decrease in amortization of capitalized software costs for the three months ended March 31, 2005 was primarily due to certain products included in the IPG segment that became fully amortized in the fourth quarter of 2004. Amortization of purchased technology acquired was $4.7 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

Cost of Services. Cost of services consists primarily of the cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $40.3 million for the three months ended March 31, 2005 as compared to $41.6 million for the three months ended March 31, 2004. These costs were 31 percent and 33 percent of services revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three months ended March 31, 2005 is primarily due to a reduction in technical support and professional services headcount as a result of our 2004 restructuring activities. The headcount reflected in this expense category was approximately 11 percent lower at March 31, 2005 compared to March 31, 2004.

Sales and Marketing. Sales and marketing expenses increased to $59.6 million for the three months ended March 31, 2005 as compared to $58.2 million for the same period last year. These costs were 31 percent and 32 percent of total revenues for the three months ended March 31, 2005 and 2004, respectively. The increase in sales and marketing expenses in absolute dollars for the three months ended March 31, 2005 was primarily due to a $0.8 million increase in sales commissions and a $0.5 million increase in costs association with a 2005 sales training initiative.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 9 percent to $33.5 million for the three months ended March 31, 2005 as compared to $30.7 million for the same period last year. These costs were 17 percent of total revenues for the three months ended March 31, 2005 and 2004. The increase in product development and engineering costs in absolute dollars for the three months ended March 31, 2005 is primarily due to an increase in product development and engineering headcount largely attributable to our acquisition of XcelleNet in the second quarter of 2004 partially offset by an increase in capitalized software development costs. The headcount reflected in this expense category was approximately 13 percent higher at March 31, 2005 compared to March 31, 2004.

We capitalized approximately $9.6 million of software development costs for the three months ended March 31, 2005 compared to $8.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, capitalized software costs included costs incurred for the development of the Adaptive Server ® Enterprise 15.0 and Unwired Orchestrator 4.5.

We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.

General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance and administrative functions, were $22.2 million for the three months ended March 31, 2005 compared to $20.9 million for the three months ended March 31, 2004. These costs represented 12 percent and 11 percent of total revenues for the three months ended March 31, 2005 and 2004, respectively. The increase in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2005 was primarily due an increase in external costs associated with Sarbanes-Oxley compliance. General and administrative expenses for the three month period ended March 31, 2005 included approximately $1.3 million attributable to stock based compensation, compared to $1.2 million in stock based compensation for the three months ended March 31, 2004.

Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI) and the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in the second quarter of 2004.

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

Operating Income
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
Operating income by segment:
IPG	$21.8	$18.4	18%
IAS	0.5	1.3	(62%)
FFI	(2.0)	(2.1)	(5%)
Unallocated cost	0.0	(0.1)	*

Total operating income:	$20.3	$17.5	16%
Percentage of total revenues	10.6%	9.5%

*	Not meaningful

Operating income was $20.3 million for the three months ended March 31, 2005 compared to operating income of $17.5 million for the three months ended March 31, 2004. The increase in operating income for the three months ended March 31, 2005 is primarily due to the various factors discussed under “Revenues” and “Costs and Expenses,” above. The operating margin for the IPG segment was 13.0 percent for the three months ended March 31, 2005, compared to 11.0 percent for the three months ended March 31, 2004. The increase in operating income in the IPG segment for the three months ended March 31, 2005 was primarily due to the decrease in employee and facilities related operating expenses in North America as a result of our restructuring activities in 2004, and an increase in capitalized software expenses. The operating margin for the IAS segment was 1.5 percent for the three months ended March 31, 2005, compared to 5.9 percent for the same period in 2004. The decline in operating income for the iAS segment was primarily due to an increase in operating expenses, largely attributable to the XcelleNet and Dejima acquisitions in the second quarter of 2004 (including $2.0 million in amortization of intangibles acquired in the Xcellenet acquisition), offset by an increase in total revenues.

The operating loss for the FFI segment decreased in the three months ended March 31, 2005 due to an increase in services revenues offset by an increase in operating expenses.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
Interest income	$5.0	$2.9	72%
Percentage of total revenues	3%	2%
Interest expense and other, net	$(1.9)	$0.7	*
Percentage of total revenues	(1%)	*

*	Not meaningful

Interest income increased 72 percent to $5.0 million for the three months ended March 31, 2005 compared to $2.9 million for the same period last year. Interest income consists primarily of interest earned on our investments. The increase in interest income in the first quarter of 2005 is primarily due to the increase in the cash balances invested. Our invested cash balances increased as a result of the net proceeds from our private offering of convertible subordinated notes.

Interest expense and other, net was an expense of $1.9 million for the three months ended March 31, 2005 compared to $0.7 million in income for the three months ended March 31, 2004. Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net change in interest expense and other, net was primarily the result of the $1.0 million interest expense incurred on the convertible subordinated notes in the three months ended March 31, 2005 and a $0.8 million increase in the net foreign currency remeasurement loss.

Provision for Income Taxes
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
Provision for income taxes	$10.1	$7.9	28%

For the three months ended March 31, 2005, the income tax provision was recorded at a rate of approximately 43 percent on income before taxes. Our effective tax rate differed from the statutory rate of 35 percent primarily due to the impact of state taxes, additional tax reserves relating mainly to foreign transfer pricing exposures and utilization of net operating loss carry forwards (the benefit of which is recorded as a reduction of acquired goodwill) in priority to foreign tax credits.

In the same period a year ago, the income tax provision was recorded at a rate of 37 percent, which differed from the statutory tax rate primarily due to the impact of states taxes.

We have not yet completed our analysis of the impact of the repatriation provisions under the American Jobs Creation Act 2004 on our plans for repatriation. As such, we are not in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not been remitted to the U.S. under the Act. We expect to be in a position to finalize our assessment by the end of the second quarter of 2005.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
Net income	$13.3	$13.2	1%
Percentage of total revenues	7%	7%
Basic net income per share	$0.14	$0.14	*
Diluted net income per share	$0.14	$0.13	8%
Shares used in computing basic net income per share	92.7	97.3	(5%)
Shares used in computing diluted net income per share	95.1	101.1	(6%)

*	Not meaningful

We reported net income of $13.3 million for the three months ended March 31, 2005 compared to net income of $13.2 million for the same period last year. The increase in net income for the three months ended March 31, 2005 is due to the various factors discussed above.

Basic net income per share was $0.14 for the three months ended March 31, 2005 and 2004. Diluted net income per share was $0.14 and $0.13 for the three months ended March 31, 2005 and 2004, respectively.

Shares used in computing basic net income per share decreased 5 percent for the three months ended March 31, 2005 compared to the same period last year due primarily to shares repurchased under our stock repurchase program (See Note 9 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference) and 6.7 million shares repurchased during the first quarter of 2005 with $125 million of proceeds from the issuance of the convertible subordinated notes, partially offset by the ongoing exercise of employee stock options. Shares used in computing diluted net income per share decreased 6 percent for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily for the reasons stated above.

Liquidity and Capital Resources
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/05	3/31/04	Change
Working capital	$604.6	$269.4	124%
Cash, cash equivalents and cash investments	$891.3	$586.7	52%
Net cash provided by operating activities	$70.0	$66.4	5%
Net cash provided by (used for) investing activities	$(318.3)	$26.5	*
Net cash provided by (used for) financing activities	$330.6	$(37.0)	*

*	Not meaningful

Net cash provided by operating activities increased 5 percent for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in net cash provided by operating activities was primarily due to an increase in accrued income taxes, partially offset by a lower increase in deferred revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Net cash used for investing activities was $318.3 million for the three months ended March 31, 2005 compared to net cash provided by investing activities of $26.5 million for the three months ended March 31, 2004. The shift from net cash provided by investing activities to net cash used for investing activities is primarily due to net purchases of cash investments of $304.8 million during the three months ended March 31, 2005, compared to net dispositions of $42.5 million in cash investments during the three months ended March 31, 2004. The high amount of net purchases in cash investments during the three months ended March 31, 2005 was due to the investment of the net proceeds that we had received from our private offering of the convertible subordinated notes.

Net cash provided by financing activities was $330.6 million for the three months ended March 31, 2005 compared to net cash used for financing activities of $37.0 million for the three months ended March 31, 2004. The shift from net cash used for financing activities to net cash provided by financing activities was primarily the result of the $450.5 million net proceeds received from our private offering of convertible subordinated notes (see Note 11 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference) partially offset by the $76.0 million increase in the cash used to repurchase our stock during the three months ended March 31, 2005 compared to the cash used for a similar purpose during the same period in 2004. The increase in repurchases of our stock was attributable to $125.0 million in proceeds from the convertible subordinated notes used to repurchase approximately 6.7 million shares of our common stock. During the three months ended March 31, 2005, we also repurchased 250,000 shares of our common stock for $4.9 million pursuant to the Board of Directors’ authorization.

We had no significant commitments for future capital expenditures at March 31, 2005. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2005, we had identifiable net assets totaling $243.0 million associated with our European operations and $77.5 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

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

Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years contributed to a decrease in our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our first quarter 2005 revenues exceeded first quarter 2004 revenues by 5%. If the U.S. and worldwide economies do not continue to stabilize and improve, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, etc.), we may not be able to maintain or expand our recent revenue growth.

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

The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the U.S. There also appears to be a growing trend toward consolidation in the software industry, as evidenced by Oracle’s acquisition of PeopleSoft, Symantec’s pending acquisition of Veritas, PeopleSoft’s 2003 acquisition of J.D. Edwards, and IBM’s 2001 acquisition of the Informix database business. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Because of Oracle’s acquisition of PeopleSoft, we anticipate that a limited number of our customers that use PeopleSoft products will choose to run these applications on Oracle products rather than on our products. Continued consolidation activity could pose a significant competitive disadvantage to us.

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

Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of March 31, 2005, we had approximately $214 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges (as was the case with FFI in 2002) are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.

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

Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through March 31, 2005. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.

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

As of March 31, 2005, we had identified net assets totaling $243.0 million associated with our EMEA operations, and $77.5 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.

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

In October 2004, the FASB concluded that Statement 123R, Share-Based Payment “Statement 123(R)” requiring companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. In April 2005 the SEC extended the implementation date to annual periods commencing after June 15, 2005. We currently account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” However, we will be required to measure and recognize the cumulative effect, if any, from the adoption of Statement 123R beginning January 1, 2006. Statement 123(R) likely will affect the accounting for our current employee stock option and stock purchase plans, and could have an adverse effect on our accounting for compensation expenses if we are unable to modify our plans in an appropriate or timely manner.

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

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2005 was immaterial to our consolidated financial statements.

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

We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at March 31, 2005 were material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2004.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The material set forth in Note 8 of Notes to Condensed Financial Statements in Part I, Item 1 of the Form 10-Q is incorporated herin by reference.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2005, the Company made the following repurchases of its Common Stock:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2004)	Purchased (#)	($)	Programs (#)	or Programs ($)
January 1 – 31	50,000	$19.57	50,000	$102,684,000
February 1 – 28	6,891,649	18.71	200,000	98,721,000
March 1 – 31	0	—	—	—

Total	6,941,649	$18.72	250,000	$98,721,000

ITEM 6: EXHIBITS

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

May 9, 2005	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS

Jeffrey G. Ross
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002