Form 10-Q
period 2005-06-30
SYBASE INC
filed 2005-08-08
CIK 768262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
On July 31, 2005, 90,460,685 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2004
Current assets:
Cash and cash equivalents	$417,436	$321,417
Short-term cash investments	468,264	158,217

Total cash, cash equivalents and short-term cash investments	885,700	479,634
Restricted cash	5,098	5,356
Accounts receivable, net	104,592	157,897
Deferred income taxes	11,179	11,205
Prepaid expenses and other current assets	19,999	14,790

Total current assets	1,026,568	668,882
Long-term cash investments	20,022	33,998
Restricted long-term cash investments	2,600	2,600
Property, equipment and improvements, net	58,543	64,371
Deferred income taxes	40,822	39,440
Capitalized software, net	65,629	61,771
Goodwill, net	215,062	214,110
Other purchased intangibles, net	64,455	67,208
Other assets	39,166	31,142

Total assets	$1,532,867	$1,183,522

Current liabilities:
Accounts payable	$10,010	$11,962
Accrued compensation and related expenses	39,893	43,632
Accrued income taxes	58,042	32,595
Other accrued liabilities	71,706	81,715
Deferred revenue	203,314	208,741

Total current liabilities	382,965	378,645
Other liabilities	34,330	33,121
Long-term deferred revenue	5,899	10,170
Minority interest	5,030	5,030
Long-term convertible debt	460,000	—
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 89,895,025 outstanding (2004-105,337,362 shares issued and 95,518,977 outstanding)	105	105
Additional paid-in capital	952,577	940,806
Accumulated deficit	(39,075)	(66,690)
Accumulated other comprehensive income	21,355	49,356
Cost of 15,442,337 shares of treasury stock (2004-9,818,385 shares)	(274,497)	(159,617)
Unearned compensation	(15,822)	(7,404)

Total stockholders’ equity	644,643	756,556

Total liabilities and stockholders’ equity	$1,532,867	$1,183,522

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, per share data)	2005	2004	2005	2004
Revenues:
License fees	$67,915	$60,427	$130,623	$118,332
Services	136,493	127,603	265,696	252,857

Total revenues	204,408	188,030	396,319	371,189
Costs and expenses:
Cost of license fees	11,721	15,558	25,979	29,138
Cost of services	39,928	41,517	80,268	83,146
Sales and marketing	65,360	62,194	124,938	120,434
Product development and engineering	34,305	29,141	67,832	59,808
General and administrative	23,077	22,634	45,310	43,577
Amortization of other purchased intangibles	1,677	1,285	3,354	1,785
Cost (Reversal) of restructure	289	(253)	281	(128)

Total costs and expenses	176,357	172,076	347,962	337,760

Operating income	28,051	15,954	48,357	33,429
Interest income	6,666	2,648	11,661	5,546
Interest expense and other, net	(3,035)	(261)	(4,922)	431

Income before income taxes	31,682	18,341	55,096	39,406
Provision for income taxes	15,827	5,519	25,895	13,398

Net income	$15,855	$12,822	$29,201	$26,008

Basic net income per share	$0.18	$0.13	$0.32	$0.27

Shares used in computing basic net income per share	88,905	96,130	90,787	96,710

Diluted net income per share	$0.17	$0.13	$0.31	$0.26

Shares used in computing diluted net income per share	91,323	98,612	93,231	99,826

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004
Cash and cash equivalents, beginning of year	$321,417	$315,404
Cash flows from operating activities:
Net income	29,201	26,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,097	41,325
Write-off of assets in restructuring	—	427
Loss on disposal of assets	254	224
Deferred income taxes	(3,247)	(2,130)
Amortization of deferred stock-based compensation	3,397	2,845
Amortization of note issuance costs	691	—
Changes in assets and liabilities:
Accounts receivable	51,031	28,868
Other current assets	(5,206)	(580)
Other assets — operating	1,057	1,322
Accounts payable	(1,955)	3,793
Accrued compensation and related expenses	(3,736)	(4,113)
Accrued income taxes	25,549	(1,299)
Other accrued liabilities	(9,810)	(25,814)
Deferred revenues	(9,907)	10,175
Other liabilities	1,376	3,221

Net cash provided by operating activities	116,792	84,272
Cash flows from investing activities:
(Increase) Decrease in restricted cash	258	(95)
Purchases of available-for-sale cash investments	(520,887)	(101,307)
Maturities of available-for-sale cash investments	193,384	88,134
Sales of available-for-sale cash investments	30,958	71,673
Business combinations, net of cash acquired	(6,754)	(81,270)
Purchases of property, equipment and improvements	(8,230)	(14,553)
Proceeds from sale of fixed assets	9	110
Capitalized software development costs	(18,108)	(17,772)
(Increase) Decrease in other assets – investing	(15)	1

Net cash used for investing activities	(329,385)	(55,079)
Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	450,251	—
Repayments of long-term obligations	(959)	(22,173)
Payments on capital lease	(158)	—
Net proceeds from the issuance of common stock and reissuance of treasury stock	18,442	20,408
Purchases of treasury stock	(134,952)	(84,417)

Net cash provided by (used for) financing activities	332,624	(86,182)
Effect of exchange rate changes on cash	(24,012)	(5,626)

Net increase (decrease) in cash and cash equivalents	96,019	(62,615)

Cash and cash equivalents, end of period	417,436	252,789
Cash investments, end of period	488,286	198,681

Total cash, cash equivalents and cash investments, end of period	$905,722	$451,470

Supplemental disclosures:
Interest paid	$551	$61
Income taxes paid	$14,388	$18,918
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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.
Certain previously reported amounts have been reclassified to conform to the current presentation format. Specifically, certain amounts previously shown as stock based compensation are now reflected within various other operating expense items (primarily general and administrative).
2. Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Accordingly, compensation cost for stock options or restricted stock granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The unearned compensation balance at June 30, 2005 relates to awards of time based and performance based restricted stock.
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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(Dollars in thousands, except per share data)	6/30/05	6/30/04	6/30/05	6/30/04
As reported net income – stock-based employee compensation determined using the intrinsic value method	$15,855	$12,822	$29,201	$26,008

Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$1,940	$1,544	$3,397	$2,846

Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(4,329)	$(7,110)	$(8,780)	$(13,963)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$13,466	$7,256	$23,818	$14,891

Basic net income per share
As reported	$0.18	$0.13	$0.32	$0.27
Pro forma	0.15	0.08	0.26	0.15

Diluted net income per share
As reported	$0.17	$0.13	$0.31	$0.26
Pro forma	0.15	0.07	0.25	0.15

The fair value employee compensation cost presented above was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Expected volatility	28.23%	54.32%	37.72%	54.80%
Risk-free interest rates	3.80%	3.35%	3.78%	3.02%
Expected lives (years)	4.25	4.25	4.25	4.25
Expected dividend yield	—	—	—	—
Based on the guidance provided by Staff Accounting Bulletin No. 107, Share-Based Payment, which was issued on March 29, 2005, the Company relied exclusively on the implied volatility derived from the market for actively traded puts and calls on its stock in estimating the expected volatility assumptions for input into the Black-Scholes model used to calculate the fair value of stock options granted during the quarter ended June 30, 2005. Prior to this quarter, the Company had determined its expected volatility based on the actual volatility in its stock price during a trailing period of approximately five years.
On December 16, 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FAS123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Disclosure in financial footnotes of the pro forma impact of the fair value of share-based payments, as permitted by APB 25, is not a permitted alternative under Statement 123(R).
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
3. Business Combinations. On April 19, 2005, the Company acquired ISDD Ltd. (ISDD), a privately-held software company providing unstructured data management solutions, for approximately $3.7 million in cash. At the time of acquisition, ISDD’s liabilities exceeded its tangible assets by approximately $3.0 million which resulted in the purchase price exceeding the fair value of the net tangible assets acquired by $6.7 million. Of this excess, $4.7 million was allocated to developed technology with a useful life of seven years, and $2.0 million was assigned to goodwill. The Company intends to incorporate ISDD’s unstructured data management technology and solutions into its IPG segment to further expand and differentiate its information management and mobility solutions. The results of ISDD are included in the Company’s IPG reporting segment from April 20, 2005 onward.
On April 25, 2005, the Company acquired the technology, assets and certain liabilities of Avaki Corporation (Avaki), a private software company providing enterprise information integration software, for approximately $3.1 million in cash. This purchase price exceeds the fair value of the net tangible assets acquired by $3.2 million. The $3.2 million excess was allocated to developed technology with a useful life of five years. The Company intends to integrate the Avaki technology into its core group of information management solutions contained by the IPG segment. The results of Avaki are included in the Company’s IPG reporting segment from April 26, 2005 onward.

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands, except per share data)	6/30/05	6/30/04	6/30/05	6/30/04
Net income	$15,855	$12,822	$29,201	$26,008

Basic net income per share	$0.18	$0.13	$0.32	$0.27

Shares used in computing basic net income per share	88,905	96,130	90,787	96,710

Diluted net income per share	$0.17	$0.13	$0.31	$0.26

Shares used in computing basic net income per share	88,905	96,130	90,787	96,710
Dilutive effect of stock options	2,418	2,482	2,444	3,116

Shares used in computing diluted net income per share	91,323	98,612	93,231	99,826

The Company issued contingently convertible subordinated notes (“Notes” during the quarter ended March 31, 2005 as described in Note 12 “Convertible subordinated notes,” below. Under the conversion provisions of the Notes, no shares would be issued upon conversion until the Company’s stock price exceeds $25.22. If this threshold is exceeded during a reporting period, the Company will include in its computation of diluted earnings per share, the dilutive effect of the Notes based on the maximum number of shares issuable upon conversion assuming the conversion premium is paid solely in shares.
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income (loss) per share were 5.2 million and 7.5 million for the three month periods ended June 30, 2005 and June 31, 2004, respectively, and were 5.1 million for the six months ended June 30, 2005 and 2004. Anti-dilutive shares in 2004 and 2005 primarily reflect option shares with exercise prices higher than the trading price of our common stock.
5. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands)	6/30/05	6/30/04	6/30/05	6/30/04
Net income	$15,855	$12,822	$29,201	$26,008
Foreign currency translation gains/(losses)	(16,798)	(4,622)	(27,771)	(6,944)
Unrealized gains/(losses) on marketable securities	20	(1,028)	(230)	(830)

Comprehensive income (loss)	$(923)	$7,172	$1,200	$18,234

The Company’s foreign currency translation gains/(losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies.
6. Guarantees. Under its standard software license agreement (SWLA), the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, the Company has not recorded a liability relating to such provisions. Under the SWLA, the Company also represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Under its standard consulting and development agreement, the Company warrants that the services it performs will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accruals for warranty claims have been made. Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made.
7. Segment Information. Through the first quarter of 2005, the Company was organized into three separate reportable business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions; and Financial Fusion, Inc. (FFI), which delivers integrated banking, payment and trade messaging solutions to large financial institutions. Beginning in the second quarter of 2005, the FFI segment was integrated into the IPG segment to enable the Company to better leverage and optimize its engineering, R&D and technical resources to support the FFI product line and to promote synergies between the FFI and IPG technical resources. The results of the FFI business are now reported in the results of the IPG segment. The Company has restated all earlier periods reported to reflect the segment change made in the second quarter of 2005.

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
Segment revenues include transactions between the segments which in the most common instance relates to the sale of iAS products and services by the IPG segment. In the case of such a transaction, the segment recording the sale also records an inter-company expense on the transaction, with a corresponding inter-company revenue amount recorded by the segment whose product was sold. The net amount retained by the segment that recorded the sale is intended to reflect the costs incurred by such transferring segment. The total transfers between the segments are captured in “Eliminations.” Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. The Company has allocated the costs associated with 2004 restructuring activities to each reportable segment.

A summary of the segment financial information reported to the CEO for the three months ended June 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$46,611	$36	—	$46,647
Mobile and Embedded	7,158	12,766	—	19,924
Financial Fusion products	1,344	—	—	1,344

Subtotal license fees	55,113	12,802	—	67,915
Intersegment license revenues	21	5,957	(5,978)	—

Total license fees	55,134	18,759	(5,978)	67,915
Services
Direct service revenue	119,486	9,500	—	128,986
Financial Fusion services	7,507	—	—	7,507
Intersegment service revenues	—	6,789	(6,789)	—

Total services	126,993	16,289	(6,789)	136,493

Total revenues	182,127	35,048	(12,767)	204,408
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	156,187	28,098	(12,767)	171,518

Operating income before cost of restructure and amortization of customer lists and purchased technology	25,940	6,950	—	32,890
Amortization of other purchased intangibles	500	1,177	—	1,677
Amortization of purchased technology	1,362	979	—	2,341

Operating income before unallocated costs and cost of restructure	24,078	4,794	—	28,872
Cost of restructure – 2005 Activity	289	—	—	289

Operating income before unallocated costs	23,789	4,794	—	28,583
Unallocated costs				532

Operating income				28,051
Interest income, interest expense and other, net				3,631

Income before income taxes				$31,682
A summary of the segment financial information reported to the CEO for the three months ended June 30, 2004 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$38,742	$6	—	$38,748
Mobile and Embedded	7,947	11,330	—	19,277
Financial Fusion products	2,402	—	—	2,402

Subtotal license fees	49,091	11,336	—	60,427
Intersegment license revenues	21	6,748	(6,769)	—

Total license fees	49,112	18,084	(6,769)	60,427
Services
Direct service revenue	118,013	4,258	—	122,271
Financial Fusion services	5,332	—	—	5,332
Intersegment service revenues	11	6,656	(6,667)	—

Total services	123,356	10,914	(6,667)	127,603

Total revenues	172,468	28,998	(13,436)	188,030
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	155,953	25,814	(13,436)	168,331

Operating income before cost of restructure and amortization of customer lists and purchased technology	16,515	3,184	—	19,699
Amortization of other purchased intangibles	500	785	—	1,285
Amortization of purchased technology	3,731	836	—	4,567

Operating income before unallocated costs and cost of restructure	12,284	1,563	—	13,847
Cost of restructure – 2004 Activity	429	(2)	—	427

Operating income before unallocated costs	11,855	1,565	—	13,420
Unallocated cost savings				(2,534)

Operating income				15,954
Interest income, interest expense and other, net				2,387

Income before income taxes				$18,341

A summary of the segment financial information reported to the CEO for the six months ended June 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$93,472	$48	—	$93,520
Mobile and Embedded	12,580	22,886	—	35,466
Financial Fusion products	1,637	—	—	1,637

Subtotal license fees	107,689	22,934	—	130,623
Intersegment license revenues	43	10,466	(10,509)	—

Total license fees	107,732	33,400	(10,509)	130,623
Services
Direct service revenue	232,878	18,440	—	251,318
Financial Fusion services	14,378	—	—	14,378
Intersegment service revenues	6	13,288	(13,294)	—

Total services	247,262	31,728	(13,294)	265,696

Total revenues	354,994	65,128	(23,803)	396,319
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	305,049	55,556	(23,803)	336,802

Operating income before cost of restructure and amortization of customer lists and purchased technology	49,945	9,572	—	59,517
Amortization of other purchased intangibles	1,000	2,354	—	3,354
Amortization of purchased technology	5,093	1,958	—	7,051

Operating income before unallocated costs and cost of restructure	43,852	5,260	—	49,112
Cost of restructure – 2005 Activity	281	—	—	281

Operating income before unallocated costs	43,571	5,260	—	48,831
Unallocated costs				474

Operating income				48,357
Interest income, interest expense and other, net				6,739

Income before income taxes				$55,096
A summary of the segment financial information reported to the CEO for the six months ended June 30, 2004 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$82,122	$46	—	$82,168
Mobile and Embedded	13,000	19,669	—	32,669
Financial Fusion products	3,495	—	—	3,495

Subtotal license fees	98,617	19,715	—	118,332
Intersegment license revenues	74	10,971	(11,045)	—

Total license fees	98,691	30,686	(11,045)	118,332
Services
Direct service revenue	235,538	6,885	—	242,423
Financial Fusion services	10,434	—	—	10,434
Intersegment service revenues	11	13,189	(13,200)	—

Total services	245,983	20,074	(13,200)	252,857

Total revenues	344,674	50,760	(24,245)	371,189
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	307,540	46,199	(24,245)	329,494

Operating income before cost of restructure and amortization of customer lists and purchased technology	37,134	4,561	—	41,695
Amortization of other purchased intangibles	1,000	785	—	1,785
Amortization of purchased technology	7,462	936	—	8,398

Operating income before unallocated costs and cost of restructure	28,672	2,840	—	31,512
Cost of restructure – 2004 Activity	555	(2)	—	553

Operating income before unallocated costs	28,117	2,842	—	30,959
Unallocated cost savings				(2,470)

Operating income				33,429
Interest income, interest expense and other, net				5,977

Income before income taxes				$39,406

8. Accounting for Goodwill.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

			Consolidated
(In thousands)	IPG	iAS	Total
Balance at January 1, 2005	$130,869	$83,241	$214,110
Reduction in goodwill recorded on XcelleNet acquisition	—	(388)	(388)

Goodwill recorded on ISDD acquisition	2,025	—	2,025
Foreign currency translation adjustments	(685)	—	(685)

Balance at June 30, 2005	$132,209	$82,853	$215,062

     The following table reflects intangible assets as of June 30, 2005 and December 31, 2004: The reduction in goodwill recorded on the XcelleNet acquisition was primarily related to the reduction of a facility related liability accrued in purchase accounting.

	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
(In thousands)	6/30/05	6/30/05	6/30/05	12/31/04	12/31/04	12/31/04
Purchased technology	$111,497	$(80,459)	$31,038	$103,850	$(73,414)	$30,436
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	2,800	(2,178)	622	2,800	(1,244)	1,556
Customer lists	39,900	(14,205)	25,695	39,900	(11,784)	28,116

Totals	$161,297	$(96,842)	$64,455	$153,650	$(86,442)	$67,208

The amortization expense on these intangible assets for the three and six months ended June 30, 2005 was $4.0 million and $10.4 million, respectively, of which $2.3 million and $7.1 million is included within “cost of license fees” on the Company’s income statement for the three and six months ended June 30, 2005, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2005	$17,577
2006	10,231
2007	10,064
2008	10,064
2009	9,731
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.
9. Litigation. A former employee, who was terminated as part of a position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Plaintiff’s counsel filed a motion for costs which Sybase opposed and the judge subsequently awarded reduced cost’s to plaintiff. Plaintiff filed its motion for attorney fees, claiming $954,000 and the judge awarded $620,601. Sybase filed a notice of appeal of the $1,345,000 jury verdict and will appeal the attorney fees awarded in the case as not being supported by the jury verdict being appealed by the Company

On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismissing the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The appellate court issued its ruling on June 30, 2005, affirming in part and reversing in part the trial court’s ruling. In its key rulings, the appellate court agreed with Sybase that Medaphis’s claim for negligent misrepresentation was barred by the statute of limitations, but overruled the lower court’s dismissal of Medaphis’s fraud and indemnity claims. The matter will be returned to the lower court for trial.
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at June 30, 2005. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
10. Future Commitments. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first six months of 2005, the Company repurchased 500,000 shares at a cost of approximately $10.0 million under the stock repurchase program. From the program’s inception through June 30, 2005, the Company has used an aggregate total of $506.3 million under the stock repurchase program (of the total $600 million authorized) to repurchase an aggregate total of 31.8 million shares.
During the first quarter of 2005, the Company also repurchased approximately 6.7 million shares at a cost of $125.0 million using net proceeds the Company received from its private offering of convertible subordinated notes (see Note 12 – Convertible Subordinated Notes). The repurchase of these shares are not part of the Company’s stock repurchase program and was authorized by the Board of Directors in connection with the convertible subordinated note offering.
11. Restructuring.
The Company undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing its operating expenses and assumed certain restructuring program liabilities of AvantGo when Sybase acquired that company in 2003. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended June 30, 2005 are described below.
2004 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2004 restructuring plan through June 30, 2005:

		Termination
		payments to
	Lease	employees and
	cancellations and	other related
(Dollars in millions)	commitments	costs	TOTAL
Accrued liabilities at December 31, 2004	$7.2	$0.3	$7.5
Amounts paid	0.6	0.3	0.9

Accrued liabilities at March 31, 2005	$6.6	$—	$6.6

Amounts paid	0.6	—	0.6

Accrued liabilities at June 30, 2005	$6.0	$—	$6.0

2003 Restructuring Activities
     The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through June 30, 2005:

Lease
cancellations
and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2005	$0.2
Amounts paid	—

Accrued liabilities at March 31, 2005	$0.2

Amounts paid	0.1
Amounts accrued	0.3

Accrued liabilities at June 30, 2005	$0.4

2002 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through June 30, 2005:

	Lease
	cancellations and
(Dollars in millions)	commitments	Other	TOTAL
Accrued liabilities at December 31, 2004	$12.7	$0.2	$12.9
Amounts paid	0.8	—	0.8

Accrued liabilities at March 31, 2005	$11.9	$0.2	$12.1

Amounts paid	0.4	—	0.4

Accrued liabilities at June 30, 2005	$11.5	$0.2	$11.7

2001 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with the 2001 restructuring plan through June 30, 2005:

Lease
cancellations
and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2004	$7.3
Amounts paid	0.8

Accrued liabilities at March 31, 2005	$6.5

Amounts paid	0.6

Accrued liabilities at June 30, 2005	$5.9

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

Lease
cancellations
and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2004	$3.4
Amounts paid	0.3

Accrued liabilities at March 31, 2005	$3.1

Amounts paid	0.3

Accrued liabilities at June 30, 2005	$2.8

12. Convertible Subordinated Notes. On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S., $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005.
The Company may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that the Company repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020.
Holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $25.22 per share initial conversion price for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 39.6511 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.7 million. These amounts are recorded in “other assets” in the Company’s condensed consolidated Balance Sheets at June 30, 2005. This asset will be amortized into interest expenses on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method.
The Company used $125.0 million of the offering proceeds to repurchase approximately 6.7 million shares of its common stock. The Company intends to use the remaining proceeds for working capital and general corporate purposes which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of its common stock.
13. Subsequent Events.
On July 28, 2005 Sybase announced its intention to acquire all the outstanding shares of Extended Systems Incorporate, a Delaware corporation, for approximately $71.0 million. This transaction is subject to the approval of Extended Systems’ stockholders, any required regulatory approval and other specified closing conditions. The transaction is expected to close in the fourth quarter of calendar 2005.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
•	Our Business
Sybase is a global enterprise software company exclusively focused on managing and mobilizing information from the data-center to the point of action. We provide open, cross-platform solutions that securely deliver information anytime, anywhere, enabling customers to create an information edge. Our value proposition involves enabling the Unwired Enterprise through integrated applications and solutions designed to manage information across the enterprise, allowing customers to extract more value from their information technology (IT) investments. Our solutions unlock, integrate, and seamlessly deliver nearly all types of data, whether in a database, a transaction, or an application, anywhere, anytime and on any platform. We deliver a full range of mobile enterprise solutions that includes mobile databases, middleware, synchronization, encryption, and management software.
Prior to the second quarter of 2005, our business was organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products, iAS, which provides mobile database and mobile enterprise solutions, and FFI, which delivers integrated banking, payment and trade messaging solutions to large financial institutions. Beginning in the second quarter of 2005, the FFI segment was integrated into the IPG segment to enable us to better leverage and optimize our engineering, R&D and technical resources in support of the FFI product line. We also believe this integration will create synergies that will allow us to further invest in building on our solutions for large financial institutions worldwide. The results of the FFI business are now reported in the results of the IPG segment. We have restated all earlier periods reported to reflect the segment change made in the second quarter of 2005.
During the quarter we made two acquisitions that we believe will strengthen our product offerings. First, we acquired the assets of Avaki, a leading provider of enterprise information integration software. This federated data management technology provides enterprises a single window into multiple data sources enabling them to further extend the value of their existing infrastructure investments. We also acquired ISDD, a privately-held search engine provider focused on helping companies in data intensive industries to query and analyze their structured and unstructured data from both fixed and mobile sources. Both technologies will be integrated into existing Sybase products thus expanding the capabilities of our Unwired Enterprise solutions.

•	Our Results
We reported total revenues of $204.4 million for the three months ended June 30, 2005, which represented a 9 percent increase from total revenues of $188.0 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $6.1 million (21 percent) increase in total iAS revenues, a $6.0 million (12 percent) increase in IPG license revenues, and a $3.6 million (3 percent) increase in IPG services revenues. We believe our iAS revenues will remain strong as we continue to leverage our XcelleNet acquisition, and as our Unwired Enterprise initiative gains momentum. The increase in IPG license revenues was primarily derived from growth in our core database product, as our database license revenues increased 19 percent year-over-year for the three month period. The increase in IPG services revenues was primarily due to the $2.4 million increase in FFI professional services revenues.
For the first six months of fiscal 2005, our total revenues were $396.3 million compared to $371.2 million for the same six month period in 2004. For the six months ended June 30, 2005, a $14.4 million (28 percent) increase in total iAS revenues and a $10.3 million (3 percent) increase in IPG revenues were largely attributed to the factors discussed above. In the first six months of 2005, approximately 54 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations.
We reported net income of $15.9 million and $29.2 million for the three and six months ended June 30, 2005, respectively, compared to net income of $12.8 million and $26.0 for the same periods in 2004. Our operating margin for the second quarter of 2005 was 13.7 percent, and 12.2 percent for the first six months of 2005, compared to 8.5 percent and 9.0 percent for the same periods in 2004. The increase in operating margin for both periods was primarily attributable to our increase in license revenues ($7.5 million in the quarter and $12.3 million for the six months), partially offset by an increase in operating expenses of $4.3 in the quarter and $10.2 million for the six months.
During the six months ended June 30, 2005, our overall financial position remained strong. We generated net cash from operating activities of $116.8 million, and had $913.4 million in cash, cash equivalents and cash investments (including $7.7 million in restricted cash) at June 30, 2005. On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S., $460 million of convertible subordinated notes (see Note 11 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference ). We used $125.0 million of the net proceeds from the offering to purchase approximately 6.7 million shares of our common stock. The balance of the net proceeds will be used for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of our common stock.
For a discussion of factors that may impact our business, see “Future Operating Results,” below.
•	Business Trends
The market for new sales of enterprise infrastructure software has been challenging in the past several years due to various factors, including a maturing enterprise infrastructure software market, and changing patterns in information technology spending. During 2005, however, we have seen signs of an improving market for our products.
As was the case in 2004, the majority of our license fees revenues during 2005 have come from sales to our existing customers. In most instances these customers are buying products for existing applications. We continue to see general buying patterns which indicate a level of market saturation in certain target markets (including financial services, insurance and telecommunications) for some of our historical enterprise database products where large enterprises have invested heavily in their core database infrastructures during the past 15 years. That said, we believe our mobility and integration products are gaining market acceptance and will provide us with solid growth opportunities. We are also encouraged by momentum we see developing in the area of data integration projects where we are experiencing greater customer willingness to invest resources on new solutions.
In the future, we believe that much of the industry’s growth will be generated by sales to middle market companies. We believe we are positioned to exploit this growth opportunity with various initiatives including our strategic partnership with SAP focused on providing enterprise level software to small and medium sized businesses.
We continue to observe a changing trend in historical IT spending patterns. Specifically, while we continue to see an overall increase in our transaction volume for license revenues, the average dollar value of these transactions is lower than historical amounts. This pattern supports our view that fiscally cautious customers generally are continuing to purchase products and services based more on present need and less on fulfilling anticipated future needs. We are also seeing a trend where larger deals take longer to close and require more levels of review and approval at the client.

Overall, mixed signs of a strong and sustained U.S. and global economic recovery make it difficult to project how the overall market for enterprise infrastructure software develop in the near to mid-term.
Moving forward, we will continue to manage our operating expenses and build upon our revenue momentum as we aggressively pursue our Unwired Enterprise initiative and strategic alliances with our key partners including SAP, Intel, and others. For further discussion of the effect of current business trends on our results of operations, see “Future Operation Results,” below. We also believe that we are well positioned to compete within several growing market segments including mobility solutions, data analytic tools, and Linux based enterprise software.
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
Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. We performed our annual impairment analysis as of December 31, 2004 for each of our reporting units and for each indeterminate lived intangible. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value As of June 30, 2005, our goodwill balance totaled $215.1 million. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.
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
We have recorded significant accruals in connection with various restructuring activities. Our remaining restructuring accruals primarily relate to the estimated net costs to settle certain lease obligations based on analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates.

•	Income Taxes
We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset and record a corresponding reduction to our income tax expense for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset and record a charge to income tax expense for the period. Significant judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences (e.g., the income we earn within the United States) could materially impact our financial position or results of operations.
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

Results of Operations
Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/05	6/30/04	Change	6/30/05	6/30/04	Change
License fees by segment:
IPG	$55.1	$49.1	12%	$107.7	$98.7	9%
IAS	18.8	18.1	4%	33.4	30.7	9%
Eliminations	(6.0)	(6.8)	(12%)	(10.5)	(11.1)	(5%)

Total license fees	$67.9	$60.4	12%	$130.6	$118.3	10%
Percentage of total revenues	33%	32%		33%	32%
Services by segment:
IPG	$127.0	$123.4	3%	$247.3	$246.0	*
IAS	16.3	10.9	50%	31.7	20.1	58%
Eliminations	(6.8)	(6.7)	1%	(13.3)	(13.2)	1%

Total Services	$136.5	$127.6	7%	$265.7	$252.9	5%
Percentage of total revenues	67%	68%		67%	68%
Total revenues	$204.4	$188.0	9%	$396.3	$371.2	7%

*	Not meaningful
License fees increased 12 percent and 10 percent for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. The increase in license fees revenues during the second quarter was primarily attributable to a $3.5 million (19 percent) increase in IPG license revenues from our Adaptive Server® Enterprise product. Increases in IPG license revenues from our PowerDesigner and Sybase IQ products also contributed to this overall increase. For the six months ended June 30, 2005, the increase in license fees revenues was primarily attributable to a $7.7 million (20 percent) increase in IPG license revenues from our Adaptive Server® Enterprise product. Increases in IPG license revenues from our PowerDesigner product and iAS license revenues generated by products acquired in the XcelleNet acquisition also contributed to the overall increase. We believe the growth in revenues from our Adaptive Server® Enterprise product was due to strong demand for heterogeneous data integration, management, and analytics projects, primarily driven by business process re-engineering and compliance reporting needs.
Segment revenues include transactions between the segments, and in the most common instance relates to the sale of iAS products and services by the IPG segment. In the case of such a transaction, the segment recording the sale also records an inter-company expense on the transaction, with a corresponding inter-company revenue amount recorded by the segment whose product was sold. The net amount retained by the segment that recorded the sale is intended to reflect the costs incurred by such transferring segment. The total transfers between the segments are captured in “Eliminations.”
Total services revenues (derived from technical support, education, and professional services) increased $8.9 million (7 percent) and $12.8 million (5 percent) for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. For the second quarter of 2005, the increase in services revenues was primarily due to a $4.4 million increase in iAS technical support revenues and a $2.9 million increase in IPG professional services revenues. For the six months ended June 30, 2005, the increase in services revenues was primarily due to a $9.9 million increase in iAS technical support revenues. The rise in iAS technical support revenues for both comparable periods was largely due to the technical support revenues associated with XcelleNet products. The increase in IPG professional services revenues primarily resulted from the completion of several large consulting engagements in North America.
Technical support revenues increased 5 percent ($5.2 million) and 4 percent ($8.5 million) for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The deferred revenue related to technical support contracts at the end of the second quarter of 2005 was down 3 percent from the deferred revenue related to such contracts at June 30, 2004. Technical support revenues comprised approximately 75 percent and 76 percent of total services revenues for the three and six months ended June 30, 2005, respectively, as compared to 77 percent for both comparable periods in 2004.
Other services revenues increased 12 percent and 7 percent for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The increase for both comparable periods was primarily due to the increase in IPG’s professional services revenues as discussed above.

Geographical Revenues
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/05	6/30/04	Change	6/30/05	6/30/04	Change
North American	$115.8	$110.9	4%	$225.8	$216.5	4%
Percentage of total revenues	57%	59%		57%	58%
International: EMEA (Europe, Middle East and Africa)	$59.0	$49.8	18%	$113.5	$100.5	13%
Percentage of total revenues	29%	26%		29%	27%
Intercontinental (Asia Pacific and Latin America)	$29.6	$27.3	8%	$57.0	$54.2	5%
Percentage of total revenues	14%	15%		14%	15%
Total Outside North America	$88.6	$77.1	15%	$170.5	$154.7	10%
Percentage of total revenues	43%	41%		43%	42%
Total revenues	$204.4	$188.0	9%	$396.3	$371.2	7%
North American revenues (United States, Canada and Mexico) increased $4.9 million (4 percent) for the three months ended June 30, 2005 compared to the same period last year primarily due to an increase in license fees revenues from enterprise database products included in the IPG segment, an increase in technical support revenues, and an increase in professional services revenues. For the six months ended June 30, 2005, North American revenues increased by $9.3 million primarily due to the same factors. The increase was partially offset by a decline in license fees revenues from FFI products and a decrease in license fees revenues from integration and datawarehouse products included in the IPG segment.
EMEA (Europe, Middle East and Africa) revenues for the three months ended June 30, 2005 increased $9.2 million (18 percent) compared to the three months ended June 30, 2004. The increase was primarily due to an increase in IPG’s license revenues spread across all product categories included in this segment. For the six months ended June 30, 2005, the $13 million (13 percent) increase was primarily due to an increase in IPG’s license revenues spread across all product categories included in this segment. Increased revenues in Germany, Spain, and The Netherlands contributed most to the overall increase in the three and six months ended June 30, 2005.
The $2.3 million (8 percent) increase in Intercontinental (Asia Pacific and Latin America) revenues for the three months ended June 30, 2005 was primarily attributable to an increase in technical support and professional services revenues. For the six months ended June 30, 2005, the $2.8 million (5 percent) increase was primarily due to an increase in license fees revenues from the IPG segment’s integration and datawarehouse products and an increase in technical support and professional services revenues, offset by a decline in license fees revenues from the IPG segment’s enterprise database products. The results of our operations in China, Japan, and Korea contributed most significantly to the increased revenue for the three and six months ended June 30, 2005. International revenues comprised 43 percent of total revenues for the three and six months ended June 30, 2005, compared to 41 percent and 42 percent of total revenues for the same periods in 2004.
In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three months ended June 30, 2005, foreign currency exchange rate changes from the same period last year resulted in a 2 percent increase in our revenues and a 1 percent increase in our operating expenses. During the six months ended June 30, 2005, foreign currency exchange rate changes from the same period last year resulted in a 2 percent increase in our revenues and a 2 percent increase in our operating expenses. The change was primarily due to the weakness of the U.S. dollar against certain European currencies.

Costs and Expenses
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/05	6/30/04	Change	6/30/05	6/30/04	Change
Cost of license fees	$11.7	$15.6	(25%)	$26.0	$29.1	(11%)
Percentage of license fees revenues	17%	26%		20%	25%
Cost of services	$39.9	$41.5	(4%)	$80.3	$83.1	(3%)
Percentage of services revenues	29%	33%		30%	33%
Sales and marketing	$65.4	$62.2	5%	$124.9	$120.4	4%
Percentage of total revenues	32%	33%		32%	32%
Product development and engineering	$34.3	$29.1	18%	$67.8	$59.8	13%
Percentage of total revenues	17%	15%		17%	16%
General and administrative	$23.1	$22.6	2%	$45.3	$43.6	4%
Percentage of total revenues	11%	12%		11%	12%
Amortization of other purchased intangibles	$1.7	$1.3	31%	$3.4	$1.8	89%
Percentage of total revenues	1%	1%		1%	*
Cost (Reversal) of restructure	$0.3	$(0.3)	*	$0.3	$(0.1)	*
Percentage of total revenues	*	*		*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $11.7 million and $26.0 million for the three and six months ended June 30, 2005, respectively, down from $15.6 million and $29.1 million for the same periods in 2004. Such costs were 17 percent and 20 percent of license fees revenue for the three and six months ended June 30, 2005, respectively, as compared to 26 percent and 25 percent for the same periods in 2004. The decrease in the cost of license fees for the three and six months ended June 30, 2005 was primarily due to the decrease in amortization of purchased technology acquired and the decrease in amortization of capitalized software development costs. The decline in amortization of purchased technology was due to the purchased technology acquired in the 2001 New Era of Networks, Inc. acquisition that became fully amortized during the second quarter of 2005. Amortization of purchased technology acquired was $2.3 million and $7.1 million for the three and six months ended June 30, 2005, respectively, as compared to $4.6 million and $8.4 million for the same periods in 2004. Amortization of capitalized software development costs included in cost of license fees was $6.9 million and $14.3 million for the three and six months ended June 30, 2005, respectively, as compared to $8.5 million and $16.8 million for the same periods in 2004. The decrease in amortization of capitalized software costs for the three and six months ended June 30, 2005 was primarily due to certain products included in the IPG segment that became fully amortized in the fourth quarter of 2004.
Cost of Services. Cost of services consists primarily of the cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $39.9 million and $80.3 million for the three and six months ended June 30, 2005, respectively, as compared to $41.5 million and $83.1 for the same periods in 2004. These costs were 29 percent and 30 percent of services revenues for the three and six months ended June 30, 2005, respectively, as compared to 33 percent for the same periods in 2004. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three and six months ended June 30, 2005 is primarily due to a reduction in technical support and professional services headcount as a result of our 2004 restructuring activities. The headcount reflected in this expense category was approximately 11 percent lower at June 30, 2005 compared to June 30, 2004.
Sales and Marketing. Sales and marketing expenses increased to $65.4 million and $124.9 million for the three and six months ended June 30, 2005, respectively, as compared to $62.2 million and $120.4 million for the same periods last year. These costs were 32 percent of total revenues for both the three and six months ended June 30, 2005, as compared to 33 percent and 32 percent for the same periods in 2004. The increase in sales and marketing expenses in absolute dollars for the three months ended June 30, 2005 was primarily due to a $2.1 million increase in sales commissions and a $1.4 million increase in allocated common costs. The increase for the six months ended June 30, 2005 was primarily due to a $2.9 million increase in sales commissions and a $1.5 million increase in allocated common costs. We allocate various common costs, primarily certain telecommunications and facilities related expenses, to sales and marketing, product development and engineering, and general and administrative expenses.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 18 percent to $34.3 million for the three months ended June 30, 2005 as compared to $29.1 million for the same period last year. Product development and engineering expenses increased 13 percent to $67.8 million for the six months ended June 30, 2005, as compared to $59.8 million for the six months ended June 30, 2004. These costs were 17 percent of total revenues for both the three and six months ended June 30, 2005, as compared to 15 percent and 16 percent for the same periods in 2004. The increase in product development and engineering costs in absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2005 is primarily due to an increase in product development and engineering headcount and an increase in allocated common costs. The six months increase is also attributable to an increase in product development and engineering headcount relating to our acquisition of XcelleNet in the second quarter of 2004. The headcount reflected in this expense category was approximately 10 percent higher at June 30, 2005 compared to June 30, 2004. Allocated common costs increased $1.5 million and $1.7 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004.
We capitalized approximately $8.5 million and $18.1 million of software development costs for the three and six months ended June 30, 2005, respectively, as compared to $9.6 million and $17.8 million for the same periods in 2004. For the six months ended June 30, 2005, capitalized software costs included costs incurred for the development of the Adaptive Server ® Enterprise 15.0 and Unwired Orchestrator 4.5.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance and administrative functions, were $23.1 million and $45.3 million for the three and six months ended June 30, 2005, respectively, as compared to $22.6 million and $43.6 million for the same periods in 2004. These costs represented 11 percent of total revenues for both the three and six months ended June 30, 2005, as compared to 12 percent for both comparable periods in 2004. The increase in absolute dollars for the three months ended June 30, 2005 was primarily due to a $0.4 million increase in stock based compensation. General and administrative expenses included approximately $1.7 million and $3.0 million attributable to stock based compensation for the three and six months ended June 30, 2005, respectively, as compared to $1.3 million and $2.5 million for the same periods in 2004.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI) and the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in the second quarter of 2004.
Cost/(Reversal) of Restructuring.
2003 Restructuring Activities. During the quarter ended June 30, 2005, the Company recorded restructuring charges of approximately $0.3 million related to revisions to expected sublease income associated with a property located in Germany.
For further discussion regarding our restructuring activities, see Note 11 to Condensed Consolidated Financial Statements, Part I, Item I, incorporated here by reference.
Operating Income
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/05	6/30/04	Change	6/30/05	6/30/04	Change
Operating income by segment:
IPG	$23.8	$11.9	100%	$43.6	$28.1	55%
IAS	4.8	1.6	200%	5.3	2.8	89%
Unallocated costs	(0.5)	2.5	*	(0.5)	2.5	*

Total operating income:	$28.1	$16.0	76%	$48.4	$33.4	45%
Percentage of total revenues	14%	8%		12%	9%

*	Not meaningful
Operating income was $28.1 million and $48.4 million for the three and six months ended June 30, 2005, respectively, compared to operating income of $16.0 million and $33.4 million for the same periods in 2004. The increase in operating income for the three and six months ended June 30, 2005 is primarily due to the various factors discussed under “Revenues” and “Costs and Expenses,” above. The operating margin for the IPG segment was 13.1 percent and 12.3 percent for the three and six months ended June 30, 2005, respectively, compared to 6.9 percent and 8.2 percent for the same periods in 2004. The increase in operating income in the IPG segment for the three and six months ended June 30, 2005 was primarily due to the increase in total revenues, specifically license revenue, as a result of the various factors discussed under “Revenues,” above, and the decrease in amortization of purchased technology acquired The operating margin for the IAS segment was 13.7 percent and 8.1 percent for the three and six months ended June 30, 2005, respectively, compared to 5.4 percent and 5.6 percent for the same periods in 2004. The increase in operating income for the iAS segment was primarily due to an increase in total revenues largely attributable to the maintenance revenue associated with the XcelleNet business, offset by an increase in operating expenses.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.
Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/05	6/30/04	Change	6/30/05	6/30/04	Change
Interest income	$6.7	$2.6	158%	$11.7	$5.5	113%
Percentage of total revenues	3%	1%		3%	1%
Interest expense and other, net	$(3.0)	$(0.3)	900%	$(4.9)	$0.4	*
Percentage of total revenues	(1%)	*		(1%)	*

*	Not meaningful
Interest income increased to $6.7 million and $11.7 million for the three and six months ended June 30, 2005, respectively, as compared to $2.6 million and $5.5 million for the same periods last year. Interest income consists primarily of interest earned on our investments. The increase in interest income for both comparable periods is primarily due to the increase in the cash balances invested. Our invested cash balances increased primarily due to the investment of the net proceeds from our private offering of convertible subordinated notes in the first quarter of 2005.
Interest expense and other, net was an expense of $3.0 million and $4.9 million for the three and six months ended June 30, 2005, respectively, compared to an expense of $0.3 million and income of $0.4 million for the same periods in 2004. Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net change in interest expense and other, net was primarily the result of the interest expense incurred on the convertible subordinated notes which bear an interest rate of 1.75 percent.
Provision for Income Taxes (Dollars in millions)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/05	6/30/04	Change	6/30/05	6/30/04	Change
Provision for income taxes	$15.8	$5.5	187%	$25.9	$13.4	93%
We recorded an income tax provision for Q2 equal to approximately 50 percent of pre-tax book income. Our rate for the six month period was 47 percent. The increase in the tax rate between the second quarter was largely attributable on our assumptions regarding the geographic mix our earnings. These rates compare to a tax rate of approximately 30 percent and 34 percent for the comparable three and six month periods in 2004, respectively.
Our effective tax rate for the quarter and year differs from the statutory rate of 35 percent primarily due to the utilization of net operating loss carry forwards (the benefit of which is recorded as a reduction of acquired goodwill or paid in capital) in priority to foreign tax credits, state taxes, and additional tax reserves which primarily relate to foreign transfer pricing exposures. In 2004, our effective tax rate differed from the statutory rate of 35 percent primarily due to the benefits of certain low tax foreign earnings which we planned to permanently reinvest, partially offset by the impact of state taxes.
We have not yet completed our analysis of the impact of the repatriation provisions under the American Jobs Creation Act 2004 on our plans for repatriation. As such, we are not in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not been remitted to the U.S. under the Act. We expect to be in a position to finalize our assessment by the end of the third quarter of 2005.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	6/30/05	6/30/04	Change	6/30/05	6/30/04	Change
Net income	$15.9	$12.8	24%	$29.2	$26.0	12%
Percentage of total revenues	8%	7%		7%	7%
Basic net income per share	$0.18	$0.13	38%	$0.32	$0.27	19%
Diluted net income per share	$0.17	$0.13	31%	$0.31	$0.26	19%
Shares used in computing basic net income per share	88.9	96.1	(7%)	90.8	96.7	(6%)
Shares used in computing diluted net income per share	91.3	98.6	(7%)	93.2	99.8	(7%)

*	Not meaningful
We reported net income of $15.9 million and $29.2 million for the three and six months ended June 30, 2005, respectively, compared to net income of $12.8 million and $26.0 million for the same periods last year. The increase in net income for the three and six months ended June 30, 2005 is due to the various factors discussed above.
Basic net income per share was $0.18 and $0.32 for the three and six months ended June 30, 2005, respectively, as compared to $0.13 and $0.27 for the same periods in 2004. Diluted net income per share was $0.17 and $0.31 for the three and six months ended June 30, 2005, respectively, as compared to $0.13 and $0.26 for the same periods last year.
Shares used in computing basic net income per share decreased 7 percent and 6 percent for the three and six months ended June 30, 2005, respectively, compared to the same periods last year due primarily to shares repurchased under our stock repurchase program (See Note 10 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference) and 6.7 million shares repurchased during the first quarter of 2005 with $125.0 million of proceeds from the issuance of the convertible subordinated notes, partially offset by the ongoing exercise of employee stock options. Shares used in computing diluted net income per share decreased 7 percent for both the three and six months ended June 30, 2005 compared to the same periods in 2004 due primarily for the reasons stated above.
Liquidity and Capital Resources
(Dollars in millions)

	Six	Six
	Months	Months
	Ended	Ended	Percent
	6/30/05	6/30/04	Change
Working capital	$643.6	$165.0	290%
Cash, cash equivalents and cash investments	$905.7	$451.5	101%
Net cash provided by operating activities	$116.8	$84.3	39%
Net cash used for investing activities	$329.4	$55.1	498%
Net cash provided by (used for) financing activities	$332.6	$(86.2)	*

*	Not meaningful
Net cash provided by operating activities increased 39 percent for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in net cash provided by operating activities was primarily due to a lower amount of net cash outflows to tax authorities, and aggressive collection efforts which reduced accounts receivables by approximately $21.8 million in the quarter (DSO was reduced from 56 days in Q2 2004 to 46 days in Q2 2005). The increase was partially offset by a decline in deferred revenues for the six months ended June 30, 2005 compared to the increase in deferred revenues in the six months ended June 30, 2004.
Net cash used for investing activities was $329.4 million for the six months ended June 30, 2005 compared to net cash used for investing activities of $55.1 million for the six months ended June 30, 2004. The increase in net cash used for investing activities is primarily due to net purchases of cash investments of $296.5 million during the six months ended June 30, 2005, compared to net dispositions of $58.5 million in cash investments during the six months ended June 30, 2004. We had significant purchases of cash investments during the six months ended June 30, 2005 as we invested the net proceeds received from our private offering of the convertible subordinated notes. The increase was partially offset by the $81.3 million spent on acquisitions in the first six months of 2004 (primarily related to the XcelleNet transaction) as compared to $6.8 million spent on acquisitions in the first six months of 2005.

Net cash provided by financing activities was $332.6 million for the six months ended June 30, 2005 compared to net cash used for financing activities of $86.2 million for the six months ended June 30, 2004. The shift from net cash used for financing activities to net cash provided by financing activities was primarily the result of the $450.3 million net proceeds received from our private offering of convertible subordinated notes (see Note 12 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference). In addition, we paid off $22.2 million of long-term obligations assumed as part of the XcelleNet acquisition during the second quarter of 2004. The shift was partially offset by the $50.5 million increase in cash used to repurchase our stock during the six months ended June 30, 2005 compared to the cash used for a similar purpose during the same period in 2004. The increase in repurchases of our stock was attributable to our use of $125.0 million in proceeds from the convertible subordinated notes to repurchase approximately 6.7 million shares of our common stock in the first quarter of 2005. Aside from this amount, during the six months ended June 30, 2005, we also repurchased 500,000 shares of our common stock for $10.0 million pursuant to the Board of Directors’ authorization.
We had no significant commitments for future capital expenditures at June 30, 2005. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2005, we had identifiable net assets totaling $236.3 million associated with our European operations and $90.9 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).
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
Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years contributed to a decrease in our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our second quarter 2005 revenues exceeded second quarter 2004 revenues by 9%. If the U.S. and worldwide economies do not continue to stabilize and improve, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, etc.), we may not be able to maintain or expand our recent revenue growth.
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
Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. We acquired AvantGo in 2003, as well as XcelleNet and certain assets of Dejima in April 2004, to enhance our mobile, wireless and embedded solutions that form the foundation of our Unwired Enterprise initiative. In July 2005 we entered into a merger agreement to acquired Extended Systems Incorporated, subject to regulatory approval, Extended Systems stockholder approval and certain other closing conditions, in part to strengthen our Unwired Enterprise effort. In 2004 we introduced more new and enhanced products than in any previous year. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products are not widely adopted and successful, our competitive position and our operating results could be adversely affected.

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
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. Additionally, we have in the past and may in the future make strategic investments in other companies. We have recently acquired a number of companies and formed certain strategic relationships. For example, we acquired AvantGo in 2003 and XcelleNet and certain assets of Dejima in April 2004. In April 2005 we acquired ISDD and the assets of Avaki Corporation, both privately-held companies, In July 2005 we entered into a merger agreement to acquired Extended Systems Incorporated, a NASDAQ listed company, subject to regulatory approval, Extended Systems stockholder approval and certain other closing conditions. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
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
Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of June 30, 2005, we had approximately $215 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges (as was the case with FFI in 2002) are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.
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
Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through June 30, 2005. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.

Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. For example, in January 2003, we reorganized our sales focus with the creation of the IPG, which was designed to integrate and provide synergies among our different products lines and to focus on increasing our market presence and revenue through indirect channels such as SIs, OEMs and VARs and other resellers. In the process of this reorganization, we brought three of our former divisions, ESD, eBD and BID, under a single umbrella, and reduced the number of our business divisions from five to three. In early 2005 the IPG sales organization was restructured into two organizations, North America and International. In the second quarter of 2005, our FFI business was integrated into IPG in an effort to better support the FFI product line and promote synergies between FFI and IPG technical resources. Other organizational changes in our sales or divisional model could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.
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
Due to the significance of our business conducted in currencies other than the U.S. dollar, our results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Additionally, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets could result in a higher or lower proportion of international revenues as a percentage of total revenues in the future
We face exposure to adverse movements in foreign currency exchange rates.
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
As of June 30,, 2005, we had identified net assets totaling $236.3 million associated with our EMEA operations, and $90.9 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.

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
We have in the past received claims by third parties asserting that our products violate their patents or other proprietary rights. It is likely that such claims will be asserted in the future. In addition, to the extent we acquire other intellectual property rights, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others.. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. We do not believe our products infringe any third party patents or proprietary rights, but there is no guarantee that we can avoid claims or findings of infringement in the future.
We currently license our software products to end users directly, or through a number of reseller channels including OEMs, VARs and SIs. Under our standard software license agreements, we contractually agree to indemnify our licensees against claims that our software infringes the intellectual property rights of third parties. Some of our products, including our core enterprise database product, incorporate intellectual property licensed from third parties or open source software. We attempt to exclude open source software and other products for which no IP indemnity is provided by the licensor from the scope of our indemnification obligations. However, if we fail to successfully exclude such technology from our indemnification obligations, claims that such open source or third party technology infringes the intellectual property rights of a third party could materially and adversely affect our business and financial condition.
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
Foreign Exchange Risk
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2005 was immaterial to our consolidated financial statements.

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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at June 30, 2005 were material.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 8 of Notes to Condensed Financial Statements in Part I, Item 1 of the Form 10-Q is incorporated herein by reference.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2005, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2005)	Purchased (#)	($)	Programs (#)	or Programs ($)
April 1– 30	0	—	—	—
May 1 – 31	0	—	—	—
June 1 – 30	250,000	$20.04	250,000	$93,711,000

Total	250,000	$20.04	250,000	$93,711,000
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 26, 2005. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:
1.	Election of two Class I directors, each to serve a three-year term expiring at the 2008 Annual Meeting of Stockholders or until a successor is duly elected and qualified. John S. Chen and Alan B. Salisbury were the only nominees, and each was elected (79,142,385 votes were cast for the election of Mr. Chen and 2,777,340 were withheld; and 79,145,696 votes were cast for the election of Mr. Salisbury and 2,774,029 were withheld). There were no abstentions or broker non-votes. In addition to these directors, our board’s other incumbent directors (Cecilia Claudio, L. William Krause, Robert P. Wayman, Richard C. Alberding, Linda K. Yates and Jack E. Sum) had terms that continued after the 2005 Annual Meeting.

2.	Approval of amendments to the Sybase, Inc. Amended and Restated 2003 Stock Plan, including increasing the share reserve by 3,000,000 shares (44,645,605 votes for; 18,677,665 against; 1,391,329 abstentions and no broker non-votes).

3.	Approval of a 1,600,000 share increase in the share reserve of the Sybase, Inc. Employee Stock Purchase Plans (60,162,779 for; 3,168,255 against; 1,384,566 abstentions and no broker non-votes).

4.	Approval of the Sybase, Inc. Executive Leadership Team Incentive Plan (77,521,159 for; 2,815,603 against; 1,582,961 abstentions and no broker non-votes).

5.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2005 (81,060,184 for; 828,562 against; 30,978 abstentions and no broker non-votes).
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

August 8, 2005	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS

Jeffrey G. Ross
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.4	Agreement and Plan of Merger by and among Sybase, Inc., Ernst Acquisition Corporation and Extended Systems Incorporated, dated as of July 28, 2005

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002