Form 10-Q
period 2005-09-30
SYBASE INC
filed 2005-11-09
CIK 768262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-16493
SYBASE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-2951005

(State of Incorporation)	(I.R.S. Employer Identification No.)
One Sybase Drive, Dublin, California 94568

(Address of principal executive offices)(Zip Code)
(925) 236-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 31, 2005, 90,501,637 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2004

Current assets:
Cash and cash equivalents	$412,463	$321,417
Short-term cash investments	371,261	158,217

Total cash, cash equivalents and short-term cash investments	783,724	479,634
Restricted cash	5,073	5,356
Accounts receivable, net	116,189	157,897
Deferred income taxes	8,697	11,205
Prepaid expenses and other current assets	18,762	14,790

Total current assets	932,445	668,882
Long-term cash investments	135,125	33,998
Restricted long-term cash investments	2,600	2,600
Property, equipment and improvements, net	56,787	64,371
Deferred income taxes	44,660	39,440
Capitalized software, net	66,909	61,771
Goodwill, net	208,412	214,110
Other purchased intangibles, net	60,660	67,208
Other assets	37,698	31,142

Total assets	$1,545,296	$1,183,522

Current liabilities:
Accounts payable	$9,750	$11,962
Accrued compensation and related expenses	43,882	43,632
Accrued income taxes	49,966	32,595
Other accrued liabilities	69,270	81,715
Deferred revenue	181,244	208,741

Total current liabilities	354,112	378,645
Other liabilities	34,874	33,121
Long-term deferred revenue	4,959	10,170
Minority interest	5,030	5,030
Long-term convertible debt	460,000	—
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 91,104,724 outstanding (2004-105,337,362 shares issued and 95,518,977 outstanding)	105	105
Additional paid-in capital	955,421	940,806
Accumulated deficit	(10,873)	(66,690)
Accumulated other comprehensive income	20,469	49,356
Cost of 14,232,638 shares of treasury stock (2004-9,818,385 shares)	(262,551)	(159,617)
Unearned compensation	(16,250)	(7,404)

Total stockholders’ equity	686,321	756,556

Total liabilities and stockholders’ equity	$1,545,296	$1,183,522

     See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, per share data)	2005	2004	2005	2004
Revenues:
License fees	$69,739	$70,380	$200,362	$188,713
Services	129,588	128,338	395,284	381,195

Total revenues	199,327	198,718	595,646	569,908
Costs and expenses:
Cost of license fees	10,993	15,566	36,973	44,704
Cost of services	37,980	39,757	118,248	122,903
Sales and marketing	59,655	59,254	184,593	179,688
Product development and engineering	34,932	29,114	102,764	88,922
General and administrative	23,873	24,034	69,183	67,612
Amortization of other purchased intangibles	1,677	1,677	5,031	3,462
Reversal of purchase accounting accrual	—	(2,677)	—	(2,677)
Cost of restructure	21	10,479	302	10,351

Total costs and expenses	169,131	177,204	517,094	514,965

Operating income	30,196	21,514	78,552	54,943
Interest income	6,838	2,562	18,500	8,108
Interest expense and other, net	(2,957)	(44)	(7,880)	387

Income before income taxes	34,077	24,032	89,172	63,438
Provision for income taxes	6,090	6,201	31,984	19,599

Net income	$27,987	$17,831	$57,188	$43,839

Basic net income per share	$0.31	$0.19	$0.63	$0.46

Shares used in computing basic net income per share	89,634	94,500	90,403	95,973

Diluted net income per share	$0.30	$0.19	$0.62	$0.44

Shares used in computing diluted net income per share	92,431	95,961	92,961	98,522

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2005	2004
Cash and cash equivalents, beginning of year	$321,417	$315,404
Cash flows from operating activities:
Net income	57,188	43,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,847	63,340
Write-off of assets in restructuring	—	6,908
Loss on disposal of assets	703	575
Reversal of purchase accounting accrual	—	(2,677)
Deferred income taxes	(4,603)	(4,208)
Amortization of deferred stock-based compensation	5,667	3,472
Amortization of note issuance costs	1,180	—
Changes in assets and liabilities:
Accounts receivable	39,628	24,308
Other current assets	(3,968)	1,117
Other assets – operating	2,050	3,441
Accounts payable	(2,215)	3,707
Accrued compensation and related expenses	253	(5,041)
Accrued income taxes	24,636	(150)
Other accrued liabilities	(12,635)	(27,984)
Deferred revenues	(32,917)	(9,036)
Other liabilities	1,664	6,481

Net cash provided by operating activities	131,478	108,092
Cash flows from investing activities:
(Increase) Decrease in restricted cash	284	(65)
Purchases of available-for-sale cash investments	(704,001)	(161,095)
Maturities of available-for-sale cash investments	307,524	107,822
Sales of available-for-sale cash investments	81,381	108,738
Business combinations, net of cash acquired	(6,928)	(81,272)
Purchases of property, equipment and improvements	(12,007)	(20,106)
Proceeds from sale of fixed assets	25	193
Capitalized software development costs	(26,336)	(27,918)
(Increase) Decrease in other assets – investing	(5)	2

Net cash used for investing activities	(360,063)	(73,701)
Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	450,238	—
Repayments of long-term obligations	(997)	(22,173)
Payments on capital lease	(201)	—
Net proceeds from the issuance of common stock and reissuance of treasury stock	40,326	26,761
Purchases of treasury stock	(144,529)	(109,491)

Net cash provided by (used for) financing activities	344,837	(104,903)
Effect of exchange rate changes on cash	(25,206)	(1,338)

Net increase (decrease) in cash and cash equivalents	91,046	(71,850)

Cash and cash equivalents, end of period	412,463	243,554
Cash investments, end of period	506,386	201,946

Total cash, cash equivalents and cash investments, end of period	$918,849	$445,500

Supplemental disclosures:
Interest paid	$4,898	$87
Income taxes paid, net of refunds	$10,458	$21,917
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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.
Certain previously reported amounts have been reclassified to conform to the current presentation format. Specifically, certain amounts previously shown as stock based compensation are now reflected within various other operating expense items (primarily general and administrative).
2. Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Accordingly, compensation cost for stock options or restricted stock granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The unearned compensation balance at September 30, 2005 relates to awards of time based and performance based restricted stock.
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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(Dollars in thousands, except per share data)	9/30/05	9/30/04	9/30/05	9/30/04
As reported net income – stock-based employee compensation determined using the intrinsic value method	$27,987	$17,831	$57,188	$43,839

Add: Stock-based employee compensation cost, net of tax, included in net income as reported	$2,270	$626	$5,667	$3,472

Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	$(3,820)	$(5,734)	$(12,600)	$(19,697)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$26,437	$12,723	$50,255	$27,614

Basic net income per share
As reported	$0.31	$0.19	$0.63	$0.46
Pro forma	0.29	0.13	0.56	0.29

Diluted net income per share
As reported	$0.30	$0.19	$0.62	$0.44
Pro forma	0.28	0.13	0.54	0.28

The fair value employee compensation cost presented above was determined using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Expected volatility	28.00%	53.85%	37.31%	54.53%
Risk-free interest rates	4.01%	3.21%	3.79%	3.07%
Expected lives (years)	4.25	4.25	4.25	4.25
Expected dividend yield	—	—	—	—
Based on the guidance provided by Staff Accounting Bulletin No. 107, Share-Based Payment, which was issued on March 29, 2005, the Company relied exclusively on the implied volatility derived from the market for actively traded puts and calls on its stock in estimating the expected volatility assumptions for input into the Black-Scholes model used to calculate the fair value of stock options granted during the second and third quarters of 2005. Prior to the second quarter of this year, the Company had determined its expected volatility based on the actual volatility in its stock price during a trailing period of approximately five years.
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
Statement 123(R) will be effective for Sybase’s 2006 calendar year. Statement 123(R) permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date as well as for all share-based payments granted prior to the effective date which remain unvested on the effective date. Under the modified retrospective method, the provisions of the modified prospective method would apply but the Company could also restate its earnings in certain previous periods based on the stock compensation amounts included in its previous proforma disclosures.
The adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted 123(R) in prior periods, the Company believes the impact of that standard would have approximated the pro forma impact described above except for the impact of the write-off, against income tax expense, of the deferred tax asset associated with recognized compensation costs which were lower than those projected by the original valuation of the share-based payment. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). In the past, the operating cash flows of the Company have not benefited from such excess deductions.
3. Business Combinations. On April 19, 2005, the Company acquired ISDD Ltd. (ISDD), a privately-held software company providing unstructured data management solutions, for approximately $3.7 million in cash. At the time of acquisition, ISDD’s liabilities exceeded its tangible assets by approximately $3.0 million which resulted in the purchase price exceeding the fair value of the net tangible assets acquired by $6.7 million. Of this excess, $4.7 million was allocated to developed technology with a useful life of seven years, and $2.0 million was assigned to goodwill. The Company is incorporating ISDD’s unstructured data management technology and solutions into its IPG segment to further expand and differentiate the Company’s information management and mobility solutions. The results of ISDD are included in the Company’s IPG reporting segment from April 20, 2005 onward.
On April 25, 2005, the Company acquired the technology, assets and certain liabilities of Avaki Corporation (Avaki), a private software company providing enterprise information integration software, for approximately $3.1 million in cash. This purchase price exceeded the fair value of the net tangible assets acquired by $3.2 million. The $3.2 million excess was allocated to developed technology with a useful life of five years. The Company is integrating the Avaki technology into its core group of information management solutions contained by the IPG segment. The results of Avaki are included in the Company’s IPG reporting segment from April 26, 2005 onward.
On July 28, 2005 Sybase announced its intention to acquire all the outstanding shares of Extended Systems Incorporate, a Delaware corporation, for approximately $71.0 million. This transaction closed on October 25, 2005. See Footnote 13, “Subsequent Events:.

Extended Systems will be integrated into the Company’s iAnywhere Solutions operating segment. The Company expects to complete the purchase price allocation associated with this acquisition in the fourth quarter.
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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands, except per share data)	9/30/05	9/30/04	9/30/05	9/30/04
Net income	$27,987	$17,831	$57,188	$43,839

Basic net income per share	$0.31	$0.19	$0.63	$0.46

Shares used in computing basic net income per share	89,634	94,500	90,403	95,973

Diluted net income per share	$0.30	$0.19	$0.62	$0.44

Shares used in computing basic net income per share	89,634	94,500	90,403	95,973
Dilutive effect of stock options	2,797	1,461	2,558	2,549

Shares used in computing diluted net income per share	92,431	95,961	92,961	98,522

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
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 3.0 million and 11.3 million for the three month periods ended September 30, 2005 and September 30, 2004, respectively, and were 3.9 million and 6.8 million for the nine months ended September 30, 2005 and 2004. Anti-dilutive shares in 2004 and 2005 primarily reflect option shares with exercise prices higher than the trading price of the Company’s common stock.
5. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
(In thousands)	9/30/05	9/30/04	9/30/05	9/30/04
Net income	$27,987	$17,831	$57,188	$43,839
Foreign currency translation gains/(losses)	(945)	6,437	(28,716)	(507)
Unrealized gains/(losses) on marketable securities	59	229	(171)	(601)

Comprehensive income (loss)	$27,101	$24,497	$28,301	$42,731

The Company’s foreign currency translation gains/(losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies.
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

     A summary of the segment financial information reported to the CEO for the three months ended September 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$49,126	$21	—	$49,147
Mobile and Embedded	9,869	9,849	—	19,718
Financial Fusion products	874	—	—	874

Subtotal license fees	59,869	9,870	—	69,739
Intersegment license revenues	21	8,225	(8,246)	—

Total license fees	59,890	18,095	(8,246)	69,739
Services
Direct service revenue	114,547	8,963	—	123,510
Financial Fusion services	6,078	—	—	6,078
Intersegment service revenues	7	6,981	(6,988)	—

Total services	120,632	15,944	(6,988)	129,588

Total revenues	180,522	34,039	(15,234)	199,327
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	153,844	26,846	(15,234)	165,456

Operating income before cost of restructure and amortization of customer lists and purchased technology	26,678	7,193	—	33,871
Amortization of other purchased intangibles	500	1,177	—	1,677
Amortization of purchased technology	1,067	979	—	2,046

Operating income before unallocated costs and cost of restructure	25,111	5,037	—	30,148
Cost of restructure – 2005 Activity	21	—	—	21

Operating income before unallocated costs	25,090	5,037	—	30,127
Unallocated cost savings				(69)

Operating income				30,196
Interest income, interest expense and other, net				3,881

Income before income taxes				$34,077
A summary of the segment financial information reported to the CEO for the three months ended September 30, 2004 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$51,844	$10	—	$51,854
Mobile and Embedded	6,226	11,641	—	17,867
Financial Fusion products	659	—	—	659

Subtotal license fees	58,729	11,651	—	70,380
Intersegment license revenues	22	5,163	(5,185)	—

Total license fees	58,751	16,814	(5,185)	70,380
Services
Direct service revenue	116,247	6,925	—	123,172
Financial Fusion services	5,166	—	—	5,166
Intersegment service revenues	—	6,743	(6,743)	—

Total services	121,413	13,668	(6,743)	128,338

Total revenues	180,164	30,482	(11,928)	198,718
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	147,683	26,825	(11,928)	162,580

Operating income before cost of restructure and amortization of customer lists and purchased technology	32,481	3,657	—	36,138
Amortization of other purchased intangibles	500	1,177	—	1,677
Amortization of purchased technology	3,731	979	—	4,710

Operating income before unallocated costs and cost of restructure	28,250	1,501	—	29,751
Cost of restructure – 2004 Activity	10,477	143	—	10,620

Operating income before unallocated costs	17,773	1,358	—	19,131
Unallocated cost savings				(2,383)

Operating income				21,514
Interest income, interest expense and other, net				2,518

Income before income taxes				$24,032

A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$142,598	$69	—	$142,667
Mobile and Embedded	22,448	32,736	—	55,184
Financial Fusion products	2,511	—	—	2,511

Subtotal license fees	167,557	32,805	—	200,362
Intersegment license revenues	64	18,691	(18,755)	—

Total license fees	167,621	51,496	(18,755)	200,362
Services
Direct service revenue	347,426	27,402	—	374,828
Financial Fusion services	20,456	—	—	20,456
Intersegment service revenues	13	20,269	(20,282)	—

Total services	367,895	47,671	(20,282)	395,284

Total revenues	535,516	99,167	(39,037)	595,646
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	458,893	82,403	(39,037)	502,259

Operating income before cost of restructure and amortization of customer lists and purchased technology	76,623	16,764	—	93,387
Amortization of other purchased intangibles	1,500	3,531	—	5,031
Amortization of purchased technology	6,160	2,937	—	9,097

Operating income before unallocated costs and cost of restructure	68,963	10,296	—	79,259
Cost of restructure – 2005 Activity	302	—	—	302

Operating income before unallocated costs	68,661	10,296	—	78,957
Unallocated costs				405

Operating income				78,552
Interest income, interest expense and other, net				10,620

Income before income taxes				$89,172
A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2004 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$133,967	$56	—	$134,023
Mobile and Embedded	19,225	31,310	—	50,535
Financial Fusion products	4,155	—	—	4,155

Subtotal license fees	157,347	31,366	—	188,713
Intersegment license revenues	96	16,134	(16,230)	—

Total license fees	157,443	47,500	(16,230)	188,713
Services
Direct service revenue	351,785	13,809	—	365,594
Financial Fusion services	15,601	—	—	15,601
Intersegment service revenues	11	19,933	(19,944)	—

Total services	367,397	33,742	(19,944)	381,195

Total revenues	524,840	81,242	(36,174)	569,908
Total allocated costs and expenses before cost of restructure and amortization of customer lists and purchased technology	455,225	73,026	(36,174)	492,077

Operating income before cost of restructure and amortization of customer lists and purchased technology	69,615	8,216	—	77,831
Amortization of other purchased intangibles	1,500	1,962	—	3,462
Amortization of purchased technology	11,193	1,915	—	13,108

Operating income before unallocated costs and cost of restructure	56,922	4,339	—	61,261
Cost of restructure – 2004 Activity	11,031	140	—	11,171

Operating income before unallocated costs	45,891	4,199	—	50,090
Unallocated cost savings				(4,853)

Operating income				54,943
Interest income, interest expense and other, net				8,495

Income before income taxes				$63,438

8. Accounting for Goodwill.
     The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

			Consolidated
(In thousands)	IPG	iAS	Total
Balance at January 1, 2005	$130,869	$83,241	$214,110
Reduction in goodwill recorded on XcelleNet acquisition	—	(388)	(388)
Goodwill recorded on ISDD acquisition	2,024	—	2,024
Goodwill recorded on Avaki acquisition	2	—	2
Goodwill recorded for Extended Systems acquisition related expenses	—	526	526
Reduction for utilization of acquired tax assets	(5,655)	(1,458)	(7,113)
Foreign currency translation adjustments	(749)	—	(749)

Balance at September 30, 2005	$126,491	$81,921	$208,412

The following table reflects intangible assets as of September 30, 2005 and December 31, 2004: The reduction in goodwill recorded on the XcelleNet acquisition was primarily related to the reduction of a facility related liability accrued in purchase accounting.

	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
(In thousands)	9/30/05	9/30/05	9/30/05	12/31/04	12/31/04	12/31/04
Purchased technology	$111,421	$(82,501)	$28,920	$103,850	$(73,414)	$30,436
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	2,800	(2,644)	156	2,800	(1,244)	1,556
Customer lists	39,900	(15,416)	24,484	39,900	(11,784)	28,116

Totals	$161,221	$(100,561)	$60,660	$153,650	$(86,442)	$67,208

The amortization expense on these intangible assets for the three and nine months ended September 30, 2005 was $3.7 million and $14.1 million, respectively, of which $2.0 million and $9.1 million is included within “cost of license fees” on the Company’s income statement for the three and nine months ended September 30, 2005, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2005	$17,550
2006	10,231
2007	10,064
2008	10,064
2009	9,731
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.
9. Litigation. A former employee, who was terminated as part of a position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Plaintiff’s counsel filed a motion for costs which Sybase opposed and the judge subsequently awarded reduced cost’s to plaintiff. Plaintiff filed its motion for attorney fees, claiming $954,000 and the judge awarded $620,601. Sybase filed a notice of appeal of the $1,345,000 jury verdict and has appealled the attorney fees awarded in the case as not being supported by the jury verdict being appealed by the Company

On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismissing the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The appellate court issued its ruling on June 30, 2005, affirming in part and reversing in part the trial court’s ruling. In its key rulings, the appellate court agreed with Sybase that Medaphis’s claim for negligent misrepresentation was barred by the statute of limitations, but overruled the lower court’s dismissal of Medaphis’s fraud and indemnity claims. The matter will be returned to the lower court for a trial that has been scheduled for February 2006.
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at September 30, 2005. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
10. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first nine months of 2005, the Company repurchased 942,600 shares at a cost of approximately $19.5 million under the stock repurchase program. From the program’s inception through September 30, 2005, the Company has used an aggregate total of $515.9 million under the stock repurchase program (of the total $600 million authorized) to repurchase an aggregate total of 32.2 million shares.
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
The Company undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing its operating expenses and assumed certain restructuring program liabilities of AvantGo when Sybase acquired that company in 2003. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended September 30, 2005 are described below.
2004 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2004 restructuring plan through September 30, 2005:

		Termination
		payments to
	Lease cancellations	employees and other
(Dollars in millions)	and commitments	related costs	TOTAL
Accrued liabilities at December 31, 2004	$7.2	$0.3	$7.5
Amounts paid	0.6	0.3	0.9

Accrued liabilities at March 31, 2005	$6.6	$—	$6.6
Amounts paid	0.6	—	0.6

Accrued liabilities at June 30, 2005	$6.0	$—	$6.0
Amounts paid	0.5	—	0.5

Accrued liabilities at September 30, 2005	$5.5	$—	$5.5

2003 Restructuring Activities
     The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through September 30, 2005:

Lease cancellations and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2004	$0.2
Amounts paid	—

Accrued liabilities at March 31, 2005	$0.2

Amounts paid	0.1
Amounts accrued	0.3

Accrued liabilities at June 30, 2005	$0.4

Amounts paid	—

Accrued liabilities at September 30, 2005	$0.4

2002 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through September 30, 2005:

	Lease cancellations
(Dollars in millions)	and commitments	Other	TOTAL
Accrued liabilities at December 31, 2004	$12.7	$0.2	$12.9
Amounts paid	0.8	—	0.8

Accrued liabilities at March 31, 2005	$11.9	$0.2	$12.1

Amounts paid	0.4	—	0.4

Accrued liabilities at June 30, 2005	$11.5	$0.2	$11.7

Amounts paid	0.7	—	0.7

Accrued liabilities at September 30, 2005	$10.8	$0.2	$11.0

2001 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with the 2001 restructuring plan through September 30, 2005:

Lease cancellations and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2004	$7.3
Amounts paid	0.8

Accrued liabilities at March 31, 2005	$6.5

Amounts paid	0.6

Accrued liabilities at June 30, 2005	$5.9

Amounts paid	0.7

Accrued liabilities at September 30, 2005	$5.2

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

Lease cancellations and
(Dollars in millions)	commitments
Accrued liabilities at December 31, 2004	$3.4
Amounts paid	0.3

Accrued liabilities at March 31, 2005	$3.1

Amounts paid	0.3

Accrued liabilities at June 30, 2005	$2.8

Amounts paid	0.4

Accrued liabilities at September 30, 2005	$2.4

12. Convertible Subordinated Notes. On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005.
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
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million. These amounts are recorded in “other assets” in the Company’s condensed consolidated Balance Sheets at September 30, 2005. This asset will be amortized into interest expenses on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method.
The Company used $125.0 million of the offering proceeds to repurchase approximately 6.7 million shares of its common stock. The Company intends to use the remaining proceeds for working capital and general corporate purposes which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of its common stock.
13. Subsequent Events. On October 26, 2005, the Company completed its acquisition of Extended Systems Incorporated, a Delaware corporation, after Extended Systems obtained shareholder approval and both parties obtained regulatory approval. The Company used approximately $71.0 million in cash to acquire all of Extended Systems’ outstanding stock. Additional purchase related expenses are expected to be approximately $1.5 million. Extended Systems’ will be integrated in the Company’s iAnywhere Solutions operating segment.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
•	Our Business
Sybase is a global enterprise software company exclusively focused on managing and mobilizing information from the data-center to the point of action. We provide open, cross-platform solutions that securely deliver information anytime, anywhere, enabling customers to create an information edge. Our value proposition involves enabling the Unwired Enterprise through integrated applications and solutions designed to manage information across the enterprise, allowing customers to extract more value from their information technology (IT) investments. Our solutions unlock, integrate, and seamlessly deliver nearly all types of data, whether in a database, a transaction, or an application, anywhere, anytime and on any platform. We deliver a full range of mobile enterprise solutions that includes mobile databases, middleware, synchronization, encryption, and management software. Our business is organized into two business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; and, iAS, which provides mobile database and mobile enterprise solutions
During the second quarter of 2005, we made two acquisitions that we believe will strengthen our product offerings. First, we acquired the assets of Avaki, a leading provider of enterprise information integration software. This federated data management technology provides enterprises a single window into multiple data sources enabling them to further extend the value of their existing infrastructure investments. We also acquired ISDD, a privately-held search engine provider focused on helping companies in data intensive industries to query and analyze their structured and unstructured data from both fixed and mobile sources. Both technologies are being integrated into existing Sybase products to expand the capabilities of our Unwired Enterprise solutions.
During the third quarter of 2005, we announced plans to acquire Extended Systems, Incorporated, a pioneering provider in mobile application software for the enterprise. This transaction closed on October 26th. The acquisition of Extended Systems strengthens our Unwired Enterprise offering by expanding our ability to enable organizations to streamline business processes through mobile technology. The acquisition also provides us with an entry into new market segments through Extended Systems’ mobile device solutions that enable manufacturers and partners to integrate wireless connectivity and synchronization capabilities, Bluetooth, IrDA and OMA, into mobile devices.
We also successfully launched a major upgrade to our flagship database, Adaptive Server Enterprise 15.0, during the third quarter. This upgrade signals our continuing commitment to our enterprise database customers and will, we believe, drive future revenue growth over the long term.
•	Our Results
We reported total revenues of $199.3 million for the three months ended September 30, 2005, up slightly from total revenues of $198.7 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $2.3 million (17 percent) increase in iAS services revenues, partially offset by a $1.4 (0.6 percent) decrease in IPG revenues. The growth in iAS services revenues was partly attributable to our acquisition of XcelleNet on April 30, 2004. We believe our overall iAS revenues will remain strong as we continue to leverage various acquisitions (Xcellenet and Extended Systems), and as our Unwired Enterprise initiative gains momentum. The decrease in IPG revenues was primarily due to several especially large transactions which closed in the third quarter of 2004 which primarily contained IPG products.
For the first nine months of fiscal 2005, our total revenues were $595.6 million compared to $569.9 million for the same nine month period in 2004. For the nine months ended September 30, 2005, the increase was primarily due to a $17.9 million (22 percent) increase in total iAS revenues and a $10.2 million (6 percent) increase in IPG license fees revenues The growth in iAS revenues was partly attributable to our acquisition of XcelleNet on April 30, 2004. The increase in IPG license fees revenues was primarily derived from growth in our core database and Sybase IQ products. In the first nine months of 2005, approximately 54 percent of our revenues were generated from the U.S. with the balance generated from our non-U.S. operations.
We reported net income of $28.0 million and $57.2 million for the three and nine months ended September 30, 2005, respectively, compared to net income of $17.8 million and $43.8 for the same periods in 2004. Our operating margin for the third quarter of 2005 was 15.2 percent, and 13.2 percent for the first nine months of 2005, compared to 10.8 percent and 9.6 percent for the same periods in 2004. For the third quarter of 2005, the increase in operating margin was primarily due to a decrease in operating expenses of $8.1 million primarily associated with restructuring related expenses. The increase in operating margin for the first nine months of 2005 was primarily attributable to a $11.6 million increase in license fees revenues and a $14.1 million increase in total services revenues.
During the nine months ended September 30, 2005, our overall financial position remained strong. We generated net cash from operating activities of $131.5 million, and had $926.5 million in cash, cash equivalents and cash investments (including $7.7 million in restricted cash) at September 30, 2005. On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (see Note 11 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference ). We used $125.0 million of the net proceeds from the offering to purchase approximately 6.7 million shares of our common stock. The balance of the net proceeds will be used for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of our common stock.

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
As was the case in 2004, the majority of our license fees revenues during 2005 have come from sales to our existing customers. In most instances these customers are buying products for existing applications. We continue to see general buying patterns which indicate a level of market saturation in certain target markets (including financial services, insurance and telecommunications) for some of our historical enterprise database products where large enterprises have invested heavily in their core database infrastructures during the past 15 years. That said, we believe our mobility and integration products are gaining market acceptance and will provide us with solid growth opportunities. We are also encouraged by momentum we see developing in the area of data integration projects where we are experiencing greater customer willingness to invest resources on new solutions. For example, we have seen a yearly increase of approximately 45 percent in our Sybase IQ product. This product presents a data integration solution through a highly optimized analytic engine which is specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.
In the future, we believe that much of our growth potential will be fueled through the inclusion of Sybase technologies in products offered by original equipment manufacturers (OEMs) and value-added resellers (VARs). Our ability to exploit this opportunity is demonstrated by a 31 percent increase in license revenue associated with this sales channel for the first nine-months of 2005 compared to the same period in 2004.
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
Overall, mixed signs of strong and sustained U.S. and global economic growth make it difficult to project how the overall market for enterprise infrastructure software will develop in the near to mid-term.
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
Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note 7 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. We performed our annual impairment analysis as of December 31, 2004 for each of our reporting units and for each indeterminate lived intangible. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value As of September 30, 2005, our goodwill balance totaled $208.4 million. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.
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
Our effective tax rate is based on expected geographic income, statutory rates and enacted tax rules, including transfer pricing. We are required to exercise significant judgment in determining our effective rate and in evaluating various tax positions that apply to our worldwide operations. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct business. It is possible, however that these positions will be challenged which may have a significant impact on our effective tax rate.
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

Results of Operations
Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/05	9/30/04	Change	9/30/05	9/30/04	Change
License fees by segment:
IPG	$59.9	$58.8	2%	$167.6	$157.4	6%
IAS	18.1	16.8	8%	51.5	47.5	8%
Eliminations	(8.3)	(5.2)	60%	(18.8)	(16.2)	16%

Total license fees	$69.7	$70.4	(1%)	$200.3	$188.7	6%
Percentage of total revenues	35%	35%		34%	33%
Services by segment:
IPG	$120.6	$121.4	(1%)	$367.9	$367.4	*
IAS	15.9	13.7	16%	47.7	33.7	42%
Eliminations	(6.9)	(6.8)	1%	(20.3)	(19.9)	2%

Total Services	$129.6	$128.3	1%	$395.3	$381.2	4%
Percentage of total revenues	65%	65%		66%	67%
Total revenues	$199.3	$198.7	*	$595.6	$569.9	5%

*	Not meaningful
License fees decreased 1 percent and increased 6 percent for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. The decrease in license fees revenues during the third quarter was primarily attributable to a $5.2 million (56 percent) decrease in IPG license revenues from our Replication Server product and a $1.6 million (7 percent) decrease in IPG license revenues from our Adaptive Server® Enterprise product, offset by a $2.6 million (93 percent) increase in IPG license revenues from our Sybase IQ product and a $2.6 million (18 percent) increase in iAS license revenues from our SQL Anywhere product. The decrease in IPG license revenues was due to several especially large transactions which closed in the third quarter of 2004 and contained both the Replication Service and Adaptive Server Enterprise® products.
For the nine months ended September 30, 2005, the increase in license fees revenues was primarily attributable to a $6.2 million (10 percent) increase in IPG license revenues from our Adaptive Server® Enterprise product and a $4.2 million (45 percent) increase in IPG license revenues from our Sybase IQ product. Increases in iAS license revenues generated by products acquired in the XcelleNet acquisition also contributed to the overall increase. We believe the growth in revenues from our Adaptive Server® Enterprise product was due to strong demand for heterogeneous data integration, management, and analytics projects, primarily driven by business process re-engineering and compliance reporting needs. We further believe that the introduction of Adaptive Server® Enterprise 15.0 in the third quarter will drive future revenue growth.
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
Total services revenues (derived from technical support, education, and professional services) increased $1.3 million (1 percent) and $14.1 million (4 percent) for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. For the third quarter of 2005, the increase in services revenues was primarily due to a $1.7 million increase in iAS technical support revenues. For the nine months ended September 30, 2005, the increase in services revenues was primarily due to a $11.6 million increase in iAS technical support revenues and a $3.3 million increase in IPG professional services revenues. The rise in iAS technical support revenues for both comparable periods was largely due to the technical support revenues associated with XcelleNet products. For the nine months ended September 30, 2005, the increase in IPG professional services revenues primarily resulted from the completion of several large consulting engagements in North America.
Technical support revenues increased 1 percent ($0.8 million) and 3 percent ($9.3 million) for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The deferred revenue related to technical support contracts at the end of the third quarter of 2005 was up 2 percent from the deferred revenue related to such contracts at September 30, 2004. Technical support revenues comprised approximately 78 percent and 77 percent of total services revenues for the three and nine months ended September 30, 2005 and 2004, respectively.
Other services revenues increased 2 percent and 6 percent for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The increase for both comparable periods was primarily due to the increase in IPG’s professional services revenues as discussed above.

Geographical Revenues
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/05	9/30/04	Change	9/30/05	9/30/04	Change
North American	$113.4	$114.2	(1%)	$339.2	$330.7	3%
Percentage of total revenues	57%	57%		57%	58%
International: EMEA (Europe, Middle East and Africa)	$53.7	$55.5	(3%)	$167.3	$156.0	7%
Percentage of total revenues	27%	28%		28%	27%
Intercontinental (Asia Pacific and Latin America)	$32.2	$29.0	11%	$89.1	$83.2	7%
Percentage of total revenues	16%	15%		15%	15%
Total Outside North America	$85.9	$84.5	2%	$256.4	$239.2	7%
Percentage of total revenues	43%	43%		43%	42%
Total revenues	$199.3	$198.7	*	$595.6	$569.9	5%

*	Not meaningful
North American revenues (United States, Canada and Mexico) decreased $0.8 million (1 percent) for the three months ended September 30, 2005 compared to the same period last year primarily due to a decrease in license fees revenues from enterprise database products included in the IPG segment, partially offset by an increase in license fees revenues from iAS products and an increase in technical support revenues. For the nine months ended September 30, 2005, North American revenues increased by $8.5 million primarily due to the increase in technical support and professional services revenues and an increase in license fees revenues from iAS products. The increase was partially offset by a decline in license fees revenues from FFI products and a decrease in license fees revenues from integration products included in the IPG segment.
EMEA (Europe, Middle East and Africa) revenues for the three months ended September 30, 2005 decreased $1.8 million (3 percent) compared to the three months ended September 30, 2004. The decrease was primarily due to a decline in license fees revenues from enterprise database and integration products included in the IPG segment and a decrease in license fees revenues from iAS products. The decrease was partially offset by an increase in license fees revenues from datawarehouse products included in the IPG segment. Decreased revenues in the United Kingdom contributed most to the overall decrease in the three months ended September 30, 2005. For the nine months ended September 30, 2005, the $11.3 million (7 percent) increase was primarily due to an increase in IPG’s license revenues spread across all product categories included in this segment and an increase in technical support revenues. Increased revenues in Germany, Spain, and The Netherlands contributed most to the overall increase in the nine months ended September 30, 2005.
The $3.2 million (11 percent) increase in Intercontinental (Asia Pacific and Latin America) revenues for the three months ended September 30, 2005 was primarily attributable to an increase in license fees revenues across all product categories except FFI products. The results of our operations in Australia, Brazil, India, and Korea contributed most significantly to the increased revenue for the three months ended September 30, 2005. For the nine months ended September 30, 2005, the $5.9 million (7 percent) increase was primarily due to an increase in license fees revenues from the IPG segment’s integration and datawarehouse products, an increase in license fees revenues from iAS products, and an increase in technical support and professional services revenues, offset by a decline in license fees revenues from the IPG segment’s enterprise database products. The results of our operations in Australia, China, India, and Korea contributed most significantly to the increased revenue for the nine months ended September 30, 2005. International revenues comprised 43 percent of total revenues for the three and nine months ended September 30, 2005, compared to 43 percent and 42 percent of total revenues for the same periods in 2004.
In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. During the three months ended September 30, 2005, foreign currency exchange rate changes from the same period last year resulted in a 1 percent increase in our revenues and a 1 percent increase in our operating expenses. During the nine months ended September 30, 2005, foreign currency exchange rate changes from the same period last year resulted in a 2 percent increase in our revenues and a 1 percent increase in our operating expenses. The change was primarily due to the weakness of the U.S. dollar against certain European and Intercontinental currencies.

Costs and Expenses
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/05	9/30/04	Change	9/30/05	9/30/04	Change
Cost of license fees	$11.0	$15.6	(29%)	$37.0	$44.7	(17%)
Percentage of license fees revenues	16%	22%		18%	24%
Cost of services	$38.0	$39.8	(5%)	$118.2	$122.9	(4%)
Percentage of services revenues	29%	31%		30%	32%
Sales and marketing	$59.7	$59.3	1%	$184.6	$179.7	3%
Percentage of total revenues	30%	30%		31%	32%
Product development and engineering	$34.9	$29.1	20%	$102.8	$88.9	16%
Percentage of total revenues	18%	15%		17%	16%
General and administrative	$23.9	$24.0	*	$69.2	$67.6	2%
Percentage of total revenues	12%	12%		12%	12%
Amortization of other purchased intangibles	$1.7	$1.7	*	$5.0	$3.5	43%
Percentage of total revenues	1%	1%		1%	1%
Reversal of purchase accounting accrual	—	$(2.7)	*	—	$(2.7)	*
Percentage of total revenues	—	(1%)		—	*
Cost of restructure	$0.0	$10.5	(100%)	$0.3	$10.4	(97%)
Percentage of total revenues	*	5%		*	2%

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $11.0 million and $37.0 million for the three and nine months ended September 30, 2005, respectively, down from $15.6 million and $44.7 million for the same periods in 2004. Such costs were 16 percent and 18 percent of license fees revenue for the three and nine months ended September 30, 2005, respectively, as compared to 22 percent and 24 percent for the same periods in 2004. The decrease in the cost of license fees for the three and nine months ended September 30, 2005 was primarily due to the decrease in amortization of purchased technology acquired and the decrease in amortization of capitalized software development costs. The decline in amortization of purchased technology was due to the purchased technology acquired in the 2001 New Era of Networks, Inc. acquisition that became fully amortized during the second quarter of 2005. Amortization of purchased technology acquired was $2.0 million and $9.1 million for the three and nine months ended September 30, 2005, respectively, as compared to $4.7 million and $13.1 million for the same periods in 2004. Amortization of capitalized software development costs included in cost of license fees was $6.9 million and $21.1 million for the three and nine months ended September 30, 2005, respectively, as compared to $8.5 million and $25.3 million for the same periods in 2004. The decrease in amortization of capitalized software costs for the three and nine months ended September 30, 2005 was primarily due to certain products included in the IPG segment that became fully amortized in the fourth quarter of 2004.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $38.0 million and $118.2 million for the three and nine months ended September 30, 2005, respectively, as compared to $39.8 million and $122.9 for the same periods in 2004. These costs were 29 percent and 30 percent of services revenues for the three and nine months ended September 30, 2005, respectively, as compared to 31 percent and 32 percent for the same periods in 2004. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three and nine months ended September 30, 2005 is primarily due to a reduction in technical support and professional services headcount as a result of our 2004 restructuring activities. The headcount reflected in this expense category was approximately 6 percent lower at September 30, 2005 compared to September 30, 2004.
Sales and Marketing. Sales and marketing expenses increased to $59.7 million and $184.6 million for the three and nine months ended September 30, 2005, respectively, as compared to $59.3 million and $179.7 million for the same periods last year. These costs were 30 percent and 31 percent of total revenues for the three and nine months ended September 30, 2005, respectively, as compared to 30 percent and 32 percent for the same periods in 2004. The increase in sales and marketing expenses in absolute dollars for the three months ended September 30, 2005 was primarily due to a $0.4 million increase in allocated common costs. The increase for the nine months ended September 30, 2005 was primarily due to a $2.5 million increase in sales commissions and a $2.0 million increase in allocated common costs. We allocate various common costs, primarily certain telecommunications, facilities related expenses and the difference between the actual charge for employee benefit programs and a budgeted benefit amount allocated based on relative headcount, to sales and marketing, product development and engineering, and general and administrative expenses.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 20 percent to $34.9 million for the three months ended September 30, 2005 as compared to $29.1 million for the same period last year. Product development and engineering expenses increased 16 percent to $102.8 million for the nine months ended September 30, 2005, as compared to $88.9 million for the nine months ended September 30, 2004. These costs were 18 percent and 17 percent of total revenues for the three and nine months ended September 30, 2005, respectively, as compared to 15 percent and 16 percent for the same periods in 2004. The increase in product development and engineering costs in absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2005 is primarily due to an increase in product development and engineering headcount, an increase in allocated common costs, and a decrease in capitalized software development costs. The nine months increase is also partially attributable to an increase in product development and engineering headcount relating to our acquisition of XcelleNet in the second quarter of 2004. The headcount reflected in this expense category was approximately 16 percent higher at September 30, 2005 compared to September 30, 2004. Allocated common costs increased $0.5 million and $2.2 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.

We capitalized approximately $8.2 million and $26.3 million of software development costs for the three and nine months ended September 30, 2005, respectively, as compared to $10.1 million and $27.9 million for the same periods in 2004. For the nine months ended September 30, 2005, capitalized software costs included costs incurred for the development of the Adaptive Server ® Enterprise 15.0 and Unwired Orchestrator 4.5.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, HR, legal, business operations, finance and administrative functions, were $23.9 million and $69.2 million for the three and nine months ended September 30, 2005, respectively, as compared to $24.0 million and $67.6 million for the same periods in 2004. These costs represented 12 percent of total revenues for both the three and nine months ended September 30, 2005 and 2004. The slight decrease in absolute dollars for the three months ended September 30, 2005 was primarily due to a decrease in legal expenses, partially offset by an increase in stock based compensation. The increase in absolute dollars for the nine months ended September 30, 2005 was primarily due to increase in stock based compensation. General and administrative expenses included approximately $2.2 million and $5.1 million attributable to stock based compensation for the three and nine months ended September 30, 2005, respectively, as compared to $0.5 million and $3.0 million for the same periods in 2004.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc. (now FFI) and the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in the second quarter of 2004.
Reversal of Purchase Accounting Accrual. In connection with the 2003 acquisition of AvantGo, we assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs, primarily related to excess space at AvantGo’s Hayward, California and Chicago, Illinois facilities. At the time of acquisition, we also accrued additional amounts for lease obligations, net of the expected sublease revenue, associated with AvantGo’s remaining facilities in Hayward which would be vacated upon the expected move of all personnel to Sybase’s facilities in Dublin, California. During the quarter ended September 30, 2004, we were able to sublease the Hayward facilities on terms much better than those anticipated when the applicable accruals were recorded. As a result, we reversed accrued restructuring liabilities related to this facility.
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
Operating Income
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/05	9/30/04	Change	9/30/05	9/30/04	Change
Operating income by segment:
IPG	$25.1	$17.8	41%	$68.7	$45.9	50%
IAS	5.0	1.3	285%	10.3	4.2	145%
Unallocated costs	0.1	2.4	(96%)	(0.4)	4.8	*

Total operating income:	$30.2	$21.5	40%	$78.6	$54.9	43%
Percentage of total revenues	15%	11%		13%	10%

*	Not meaningful

Operating income was $30.2 million and $78.6 million for the three and nine months ended September 30, 2005, respectively, compared to operating income of $21.5 million and $54.9 million for the same periods in 2004. The increase in operating income for the three and nine months ended September 30, 2005 is primarily due to the various factors discussed under “Revenues” and “Costs and Expenses,” above. The operating margin for the IPG segment was 13.9 percent and 12.8 percent for the three and nine months ended September 30, 2005, respectively, compared to 9.9 percent and 8.7 percent for the same periods in 2004. The increase in operating income in the IPG segment for the three and nine months ended September 30, 2005 was primarily due to the increase in total revenues, specifically license revenue, as a result of the various factors discussed under “Revenues,” above, and the decrease in amortization of purchased technology acquired The increase in operating income was also due to the $10.5 million and $11.0 million in restructuring costs included in the results of the IPG segment for the three and nine months ended September 30, 2004, respectively. The operating margin for the IAS segment was 14.8 percent and 10.4 percent for the three and nine months ended September 30, 2005, respectively, compared to 4.5 percent and 5.2 percent for the same periods in 2004. The increase in operating income for the iAS segment was primarily due to an increase in total revenues largely attributable to the technical support revenue associated with the XcelleNet business, offset by an increase in operating expenses.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.
Other Income (Expense), Net
(Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/05	9/30/04	Change	9/30/05	9/30/04	Change
Interest income	$6.8	$2.6	162%	$18.5	$8.1	128%
Percentage of total revenues	3%	1%		3%	1%
Interest expense and other, net	$(3.0)	$(0.0)	*	$(7.9)	$0.4	*
Percentage of total revenues	(1%)	*		(1%)	*

*	Not meaningful
Interest income increased to $6.8 million and $18.5 million for the three and nine months ended September 30, 2005, respectively, as compared to $2.6 million and $8.1 million for the same periods last year. Interest income consists primarily of interest earned on our investments. The increase in interest income for both comparable periods is primarily due to the increase in the cash balances invested. Our invested cash balances increased primarily due to the investment of the net proceeds from our private offering of convertible subordinated notes in the first quarter of 2005.
Interest expense and other, net was an expense of $3.0 million and $7.9 million for the three and nine months ended September 30, 2005, respectively, compared to an expense of $0.0 million and income of $0.4 million for the same periods in 2004. Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net change in interest expense and other, net was primarily the result of the interest expense incurred on the convertible subordinated notes which bear an interest rate of 1.75 percent and the amortization of capitalized offering fees and expenses associated with the convertible subordinated notes.
Provision for Income Taxes (Dollars in millions)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/05	9/30/04	Change	9/30/05	9/30/04	Change
Provision for income taxes	$6.1	$6.2	(2%)	$32.0	$19.6	63%
We recorded an income tax provision for Q3 equal to approximately 18 percent of pre-tax book income. Our rate for the nine month period was approximately 36 percent. The decrease in the tax rate from the second quarter was largely attributable to our assumptions regarding the geographic mix of our earnings and an increase in our expected utilization of foreign tax credits which could be utilized to offset US tax able income. The tax rate in the third quarter was also impacted by a reversal of approximately $3.8 million in reserves associated with various tax exposures for which the statute of limitations has now expired.

These rates compare to a tax rate of approximately 26 percent and 31 percent for the comparable three and nine month periods in 2004, respectively.
Our expected effective tax rate for the year differs from the statutory rate of 35 percent primarily due to state taxes, and additional tax reserves which primarily relate to foreign transfer pricing exposures. In 2004, our effective tax rate differed from the statutory rate of 35 percent primarily due to the benefits of certain low tax foreign earnings which we planned to permanently reinvest, partially offset by the impact of state taxes.
We have not yet completed our analysis of the impact of the repatriation provisions under the American Jobs Creation Act 2004 on our plans for repatriation. As such, we are not in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not been remitted to the U.S. under the Act. We expect to be in a position to finalize our assessment by the end of the year.
Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percent	Ended	Ended	Percent
	9/30/05	9/30/04	Change	9/30/05	9/30/04	Change
Net income	$28.0	$17.8	57%	$57.2	$43.8	31%
Percentage of total revenues	14%	9%		10%	8%
Basic net income per share	$0.31	$0.19	63%	$0.63	$0.46	37%
Diluted net income per share	$0.30	$0.19	58%	$0.62	$0.44	41%
Shares used in computing basic net income per share	89.6	94.5	(5%)	90.4	96.0	(6%)
Shares used in computing diluted net income per share	92.4	96.0	(4%)	93.0	98.5	(6%)

*	Not meaningful
We reported net income of $28.0 million and $57.2 million for the three and nine months ended September 30, 2005, respectively, compared to net income of $17.8 million and $43.8 million for the same periods last year. The increase in net income for the three and nine months ended September 30, 2005 is due to the various factors discussed above.
Basic net income per share was $0.31 and $0.63 for the three and nine months ended September 30, 2005, respectively, as compared to $0.19 and $0.46 for the same periods in 2004. Diluted net income per share was $0.30 and $0.62 for the three and nine months ended September 30, 2005, respectively, as compared to $0.19 and $0.44 for the same periods last year.
Shares used in computing basic net income per share decreased 5 percent and 6 percent for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year due primarily to shares repurchased under our stock repurchase program (See Note 10 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated here by reference) and 6.7 million shares repurchased during the first quarter of 2005 with $125.0 million of proceeds from the issuance of the convertible subordinated notes, partially offset by the ongoing exercise of employee stock options. Shares used in computing diluted net income per share decreased 4 percent and 6 percent for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 due primarily for the reasons stated above.
Liquidity and Capital Resources
(Dollars in millions)

	Nine	Nine
	Months	Months
	Ended	Ended	Percent
	9/30/05	9/30/04	Change
Working capital	$578.3	$197.3	193%
Cash, cash equivalents and cash investments	$918.8	$445.5	106%
Net cash provided by operating activities	$131.5	$108.1	22%
Net cash used for investing activities	$360.1	$73.7	389%
Net cash provided by (used for) financing activities	$344.8	$(104.9)	*

*	Not meaningful
Net cash provided by operating activities increased 22 percent for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in net cash provided by operating activities was primarily due to a lower amount of net cash outflows to tax authorities, and aggressive collection efforts which reduced our accounts receivables (DSO was reduced from 55 days in Q3 2004 to 52 days in Q3 2005). The increase was partially offset by a larger decline in deferred revenues for the nine months ended September 30, 2005 compared to the decrease in deferred revenues in the nine months ended September 30, 2004. The greater decline in deferred revenues is partially attributable to the full inclusion and amortization of deferred revenues associated with the Xcellenet business in the 2005 cash flow.

Net cash used for investing activities was $360.1 million for the nine months ended September 30, 2005 compared to net cash used for investing activities of $73.7 million for the nine months ended September 30, 2004. The increase in net cash used for investing activities is primarily due to net purchases of cash investments of $315.1 million during the nine months ended September 30, 2005, compared to net dispositions of $55.5 million in cash investments during the nine months ended September 30, 2004. We had significant purchases of cash investments during the nine months ended September 30, 2005 as we invested the net proceeds received from our private offering of the convertible subordinated notes. The increase was partially offset by the $81.3 million spent on acquisitions in the first nine months of 2004 (primarily related to the XcelleNet transaction) as compared to $6.9 million spent on acquisitions in the first nine months of 2005. Net cash used for 2005 investing activities will be impacted by our acquisition of Extended Systems which was consummated in the fourth quarter of 2005. See Note 12 to Condensed Consolidated Financial Statements, Part I, Item 1, incorporated by reference.
Net cash provided by financing activities was $344.8 million for the nine months ended September 30, 2005 compared to net cash used for financing activities of $104.9 million for the nine months ended September 30, 2004. The shift from net cash used for financing activities to net cash provided by financing activities was primarily the result of the $450.2 million net proceeds received from our private offering of convertible subordinated notes (see Note 12 to Consolidated Financial Statements, Part I, Item 1, incorporated here by reference). In addition, we paid off $22.2 million of long-term obligations assumed as part of the XcelleNet acquisition during the second quarter of 2004. The shift was partially offset by the $35.0 million increase in cash used to repurchase our stock during the nine months ended September 30, 2005 compared to the cash used for a similar purpose during the same period in 2004. The increase in repurchases of our stock was attributable to our use of $125.0 million in proceeds from the convertible subordinated notes to repurchase approximately 6.7 million shares of our common stock in the first quarter of 2005. Aside from this amount, during the nine months ended September 30, 2005, we also repurchased 942,600 shares of our common stock for $19.5 million pursuant to the Board of Directors’ authorization.
We had no significant commitments for future capital expenditures at September 30, 2005. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2005, we had identifiable net assets totaling $249.6 million associated with our European operations and $98.4 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/(loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).
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
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and our quarterly license revenues depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In recent periods, we have experienced fluctuations in the purchasing patterns of our customers. For example, during 2003 and the first half of 2004, we experienced an overall increase in the volume of license revenue transactions but an overall decrease in the average dollar value of these transactions. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the first and second quarters of 2004.

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
Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years contributed to a decrease in our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our revenues for the nine months ended September 30, 2005 exceeded revenues for the same period in 2004 by 4.5 percent. If the U.S. and worldwide economies do not continue to stabilize and improve, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
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
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the U.S. There also appears to be a growing trend toward consolidation in the software industry, as evidenced by Oracle’s acquisition of PeopleSoft and pending acquisition of Siebel Systems, Symantec’s acquisition of Veritas, and PeopleSoft’s 2003 acquisition of J.D. Edwards. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Because of Oracle’s acquisition of PeopleSoft, we anticipate that a limited number of our customers that use PeopleSoft products will choose to run these applications on Oracle products rather than on our products. Continued consolidation activity could pose a significant competitive disadvantage to us.
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
Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. We acquired AvantGo in 2003, as well as XcelleNet and certain assets of Dejima in April 2004, to enhance our mobile, wireless and embedded solutions that form the foundation of our Unwired Enterprise initiative. In October 2005 we acquired Extended Systems Incorporated, in part to strengthen our Unwired Enterprise effort. In 2004 we introduced more new and enhanced products than in any previous year. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products are not widely adopted and successful, our competitive position and our operating results could be adversely affected.
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
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. Additionally, we have in the past and may in the future make strategic investments in other companies. We have recently acquired a number of companies and formed certain strategic relationships. For example, we acquired AvantGo in 2003 and XcelleNet and certain assets of Dejima in April 2004. In April 2005 we acquired ISDD and the assets of Avaki Corporation, both privately-held companies. In October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
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
Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of September 30, 2005, we had approximately $208.4 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges (as was the case with FFI in 2002) are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.

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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through September 30, 2005. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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

As of September 30, 2005, we had identified net assets totaling $249.6 million associated with our EMEA operations, and $98.4 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
In October 2004, the FASB concluded that Statement 123R, Share-Based Payment “Statement 123(R)” requiring companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. In April 2005 the SEC extended the implementation date to annual periods commencing after June 15, 2005. We currently account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” However, we will be required to measure and recognize the cumulative effect, if any, from the adoption of Statement 123(R) beginning January 1, 2006. Statement 123(R) likely will affect the accounting for our current employee stock option and stock purchase plans, and could have an adverse effect on our accounting for compensation expenses if we are unable to modify our plans in an appropriate or timely manner.
In addition to the changes discussed above, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002 in July 2002, providing for or mandating the implementation of extensive corporate governance reforms relating to public company financial reporting, internal controls, corporate ethics, and oversight of the accounting profession, among other areas. We are also subject to additional rules and regulations, including those enacted by the New York Stock Exchange where our common stock is traded. Compliance with existing or new rules that influence significant adjustments to our business practices and procedures could result in significant expense and may adversely affect our results of operations. Failure to comply with these rules could result in delayed financial statements and might adversely impact the price of our common stock.
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
Foreign Exchange Risk
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2005 was immaterial to our consolidated financial statements.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at September 30, 2005 were material.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 8 of Notes to Condensed Financial Statements in Part I, Item 1 of the Form 10-Q is incorporated herein by reference.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2005, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2005)	Purchased (#)	($)	Programs (#)	or Programs ($)
July 1– 31	0	—	—	—
August 1 – 31	442,600	$21.64	442,600	$84,134,000
September 1 – 30	0	—	—	—

Total	442,600	$21.64	442,600	$84,134,000
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

November 8, 2005	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS

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