Form 10-K
period 2005-12-31
SYBASE INC
filed 2006-03-15
CIK 768262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission file number: 1-16493
SYBASE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2951005 (I.R.S. Employer Identification No.)

One Sybase Drive, Dublin, California (Address of principal executive offices)	94568 (Zip Code)
(925) 236-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Preferred Share Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑            No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐            No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,614,570,808 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006

Common Stock, $.001 par value per share	89,738,493 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2006 (Proxy Statement)	Part III

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
We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 450 Fifth Street, NW, Room 1300, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.
We are headquartered at One Sybase Drive, Dublin, CA 94568, and the telephone number at that location is (925) 236-5000. Our internet address is www.sybase.com. We make available, free of charge, through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on
Form 10-K.
Sybase, Adaptive Server Enterprise, Advantage Database Server Answers Anywhere, Avaki, AvantGo, Dejima, Extended Systems, Financial Fusion, Financial Fusion Server, M-Business Anywhere, Mirror Activator, New Era of Networks, OneBridge, Pharma Anywhere, PowerAMC, PowerBuilder, PowerDesigner, Pylon, Replication Server, RFID Anywhere, Sales Anywhere, SQL Anywhere, Sybase IQ, XcelleNet, and XTNDConnect, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

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
Our business is organized into two principal operating segments, Infrastructure Platform Group (IPG) and iAnywhere Solutions, Inc. (iAS). Below is a brief description of the business of each division:
     • Infrastructure Platform Group (IPG) focuses on information management by helping customers build a trusted data infrastructure and create a more intelligent enterprise. IPG offers two lines of enterprise class database servers: Adaptive Server Enterprise (ASE) for mission-critical transactions and the Sybase IQ analytics server for data warehousing and operational business intelligence. IPG also produces solutions for business continuity including the Sybase Mirror Activator for very high availability data environments. IPG data integration and middleware solutions include data replication, data federation and business process management and monitoring. Today’s information technology systems require tight integration of data, applications and business processes. IPG offers integrated tooling to design, analyze and develop these environments. Products include PowerDesigner, a leading modeling tool and WorkSpace for integrated development environments. In 2005, Sybase integrated the operations of its subsidiary, Financial Fusion Inc. into IPG. Financial Fusion products enable banks to provide account access and payment initiation on behalf of their consumer, small business and corporate clients. During 2005, the principal products of IPG accounted for approximately 70 percent of our license revenue.
     • iAnywhere Solutions, Inc. (iAS) enables success at the front lines of business. iAS holds worldwide market leadership positions in mobile and embedded databases, mobile management and security, mobile middleware and synchronization, and Bluetooth and infrared protocol technologies. Tens of millions of mobile devices, millions of subscribers, and 20,000 customers and partners rely on iAS’s “Always Available” technologies, including SQL Anywhere, Afaria, OneBridge, and the AvantGo mobile Internet service. Recent acquisitions include Extended Systems (October 2005), XcelleNet (April 2004), Dejima (April 2004) and AvantGo (February 2003). The principal products of iAS accounted for approximately 30 percent of our license revenue in 2005.
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

CUSTOMERS
Our customers are primarily Fortune 1000 companies in North America and their equivalents around the globe. Our targeted markets include commerce, communications, finance, government, defense, manufacturing, transportation and healthcare. No single customer accounted for more than 10 percent of total revenues during 2005, 2004 or 2003. In 2005 our customers included:
•	One of the top 5 U.S. cable companies that provides basic cable service, digital cable and internet access to millions of customers in the US. This company’s field technicians record customer interactions on ruggedized vehicle-mounted laptops and rely on iAS’ Afaria to manage these remote devices as well as automatically push updates. The company has succeeded in its goal of dramatically reducing the cost of manually updating all field devices. The iAS solution also increases the time a technician can be on the road interacting with customers.
•	A leader in mortgage finance, servicing, securitization information and analytics uses Sybase IQ to process terabytes of data for predictive analytics and robust reporting capabilities. With the addition of Sybase IQ, the system’s speed has dramatically improved. This company’s banking, trading, and securities users can understand and manage their loan portfolios using state-of-the art analytical tools that work with some of the largest and most robust mortgage securities and servicing databases.
•	A leading supply management and healthcare information technology company that relies on distribution as a critical component of their business. The company’s pharmaceutical distribution business serves tens of thousands of customers through dozens of distribution centers and thousands of drivers. The company wanted to replace its paper-based schedule and delivery process with an automated one using mobile devices. The company now relies on iAS’ M-Business Anywhere to allow drivers to record delivery, using bar code scanners to track packages. Thanks to the application, and customer service and productivity have improved.
•	A west coast-based retail banking organization selected Sybase Avaki EII to provide a transparent data service layer for all applications requesting data access to data from any source in the enterprise. Encompassing over 40 branches and four bank brands, the solution creates a data service layer to transparently provide consuming applications with seamless data stores. The flexible Avaki EII solution vastly simplifies application access to data, providing a platform for transforming and integrating both relational data and flat file data. Avaki EII forms the foundation of the bank’s data architecture, streamlining data access and integration, shortening project timelines, and reducing costs.
•	The leading provider of wire-line telecommunication services in China needed to improve the speed of its database storage and queries. For this, it chose Sybase ASE and Sybase IQ technology to deliver more effective decision-making support by handling daily network management and business analysis and to provide rich historical analysis. Performance is no longer a bottleneck for the storage and analysis of large volumes of data. The new Sybase network management system not only handles daily network management, but also expedites analysis of significant amounts of historical data for forecasts and improved decision-making capabilities.
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
Infrastructure Platform Group (IPG)
Sybase IQ is an analytics server optimized for outstanding query performance for both structured and unstructured data in business intelligence, reporting environments, and large data warehouses. Sybase IQ combines extraordinary speed and agility with a low cost of ownership.
Sybase Adaptive Server Enterprise (ASE) is a powerful data management platform for high performance business applications especially in high-transaction, mission-critical environments. ASE combines a low total cost of ownership with excellent reliability, security, and scalability. In 2005, Sybase released ASE 15.0, a very significant release of this flagship product. Innovations in the ASE 15 line include patented encryption, partitioning for scalability and new query technology for “smarter” transactions enabling greater use of business intelligence.

Sybase Replication Server increases the flexibility and lowers the cost of managing multiple data management platforms. It provides bi-directional, heterogeneous replication and synchronization across enterprise, client/server, desktop, and mobile systems.
Sybase Avaki EII streamlines the integration of data from many distributed sources to provide and integrated view of data through a single data layer. Avaki uses a federated approach delivering data from the original source rather than data replicas or marts. Enterprise applications include corporate performance, integrated customer data, regulatory compliance and financial reporting.
Sybase Real-Time Data Services is a simple, cost-effective way to give decision-makers immediate insight into changing business events by proactively pushing time-critical data from heterogeneous enterprise databases to messaging architectures, eliminating the “information lags” created by batch updates or intermittent polling processes.
Sybase Mirror Activator improves the economics of high-end storage replication systems by reducing network costs, accelerating recovery time and guaranteeing data integrity. It also extends the usefulness of standby systems by utilizing them for reporting and decision support.
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
Sybase PowerDesigner is a leading data-modeling and application design tool for enterprises that need to build or re-engineer applications quickly, cost-effectively and consistently (also sold as Sybase PowerAMC).
Sybase WorkSpace is an Eclipse-based unified development environment bridging the gap between development of applications for service-oriented-architectures (SOA) and traditional tooling. Sybase WorkSpace combines modeling, data management, services assembly and orchestration, Java development and mobile development.
Sybase PowerBuilder is an industry-leading rapid application development (RAD) tool that increases developer productivity through tight integration of design, modeling, development, and management.
Sybase DataWindow.Net boosts the performance of .Net application environments.
Sybase EA Server is an enterprise application server based on open standards for powering mission critical applications.
Financial Fusion Banking Solutions enable financial institutions to offer multiple-delivery channel support to their consumer, small business, and large corporate clients. Features include account access, banking, cash management services, imaging, bill payment and presentment, customer care, and wireless application support. Solutions are supported on an integrated platform driven by Financial Fusion Server using advanced Java technology and industry protocols.

iAnywhere Solutions (iAS)
SQL Anywhere is a market leading data management and enterprise data synchronization solution, enabling the rapid development and deployment of database-powered applications for mobile, remote and small to medium sized business environments. In addition, our Advantage Database Server is designed to meet the needs of Borland Delphi and C++ Builder developers.
Afaria allows companies to centrally manage and secure technology used at the front lines of business. Its frontline security management capabilities provide enterprise-ready security solutions to protect mobile data and devices. Afaria frontline systems management capabilities proactively manage the devices, applications, data and communications critical to frontline success, regardless of the bandwidth available.
OneBridge Mobile Platform is a mobile application enablement tool that provides a framework to mobilize enterprise applications on virtually any mobile device type. Mobile users can access enterprise data via synchronization, real-time or push technology. OneBridge Mobile Groupware is a leading solution for accessing e-mail, tasks, calendar and contacts from mobile devices.
AvantGo.com is a free service that delivers rich, personalized mobile websites to smartphones and PDAs. Today, hundreds of major brands, including American Airlines, CNET, Infiniti, Rolling Stone and The New York Times, leverage AvantGo to target a highly desirable demographic of millions of registered users. AvantGo offers the convenience of anywhere, anytime access, seamlessly supporting both wireless and “sync and go” connectivity.
Answers Anywhere harnesses the power of computer applications by enabling end-users, whether they are on a wireless phone, using a handheld PDA, interacting with a customized console, or at a desktop computer, to ask for information and transactions in their own words, in any language, and rapidly get accurate, relevant answers back.
M-Business Anywhere is a highly scalable platform for delivering Web-based applications and content to mobile devices. It enables “always available” computing, providing both secure wireless and offline access to information – allowing users to access the information they need, when and where they need it.
Pylon is a set of flexible, feature rich, secure solutions that extend a company’s existing Lotus Notes and Microsoft Exchange infrastructure to handheld devices. Pylon products enable organizations to mobilize corporate email, calendar, contacts, task lists, expenses and custom Notes applications.
RemoteWare is an industry leader in polling, file transfer, and content distribution, RemoteWare supports a broad range of frontline systems and networking options, and supports both classic POS devices and contemporary software environments.
RFID Anywhere is designed to automate the process of developing and deploying RFID applications, RFID Anywhere is a middleware platform that addresses the physical requirements of the technology, and even provides the ability to simulate and troubleshoot production RFID environments. This frees developers from getting bogged down in the code-level complexities of evolving devices and standards, differing topologies and far-flung reader locations, allowing them to quickly focus their efforts on applying their knowledge of the business to the task at hand.
Sales Anywhere is a customizable software package that helps organizations accelerate the adoption and ROI of existing CRM solutions, by enabling sales professionals to access these systems from mobile devices, anywhere, at anytime. Sales Anywhere offers adaptors for Siebel and salesforce.com. Pharma Anywhere addresses the mobile CRM needs of the pharmaceutical industry.
Standards-based SDKs - iAS provides standards-based software development kits (SDKs) for implementing protocol stack technologies for infrared, Bluetooth, data synchronization and device management. Over the past 10 years, iAS mobile device solutions have been used in hundreds of product designs resulting in tens of millions of iAS-enabled products deployed into the market.

XTNDConnect PC is a software application that allows users to synchronize contacts, calendar, tasks, email and notes between mobile devices and popular PC applications such as Microsoft Outlook and ACT!
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
Distribution Method. Sybase products and services are generally licensed through our direct sales organization and our indirect sales channels. “Indirect sales channels” include value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and international distributors and resellers. Our ability to utilize theses channels is demonstrated in our the license revenue associated with the VAR and OEM channels which increased 18 percent in 2005 versus 2004.

International Business. In 2005, 43 percent of our total revenues were from operations outside North America, with operations in EMEA (Europe, Middle East and Africa) accounting for 28 percent, and operations in our Intercontinental region (Asia Pacific and Latin America) accounting for 15 percent. Most of our international sales are made by our foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our products through distributors and other resellers throughout the world. A summary of our geographical revenues is set forth in “MD&A — Geographical Revenues”, Part II, Item 7, and Note Ten to Consolidated Financial Statements, Part II, Item 8. For a discussion of the risks associated with our foreign operations, see “MD&A – Future Operating Results – We are subject to risks arising from our international operations,” Part II, Item 7.
INTELLECTUAL PROPERTY RIGHTS
We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of March 1, 2006, we had 117 issued patents (106 U.S. and 11 non-U.S.) that expire approximately 20 years from the date they were filed. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide us with significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “MD&A – Future Operating Results – If we are unable to protect our intellectual property, or if we infringe or are alleged to infringe a third party’s intellectual property, our operating results may be adversely affected,” Part II, Item 7.
RESEARCH AND DEVELOPMENT
Since inception, we have made substantial investments in research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2005, we invested $139.0 million, or 17 percent of our total revenue in research and development. These amounts compared to $119.9 million and 15 percent in 2004, and $116.9 million and 15 percent in 2003. In addition, our capitalized software costs were $33.9 million and 36.5 million in 2005 and 2004, respectively. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “MD&A – Future Operating Results – The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position,” Part II, Item 7.
COMPETITION
The market for our products and services is extremely competitive due to various factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and the trend toward consolidation of companies within the software industry.
Principal competitors to IPG vary by product type
     Information Management Products. Principal competitors to our Information Management Products include Oracle, IBM and Microsoft. We also see compete with certain specialized vendors in niche segments such as Teradata in data warehousing; GoldenGate Software and Datamirror in replication software; and Metamatrix and Composite Software in Enterprise Information Integration (EII).
     Design and Development Products. Principal competitors to Design and Development Tools vary by product type. For design and modeling, we compete primarily with CA and IBM. For development tools, our principal competitors are Microsoft, BEA and IBM.

     Financial Fusion Products: Principal competitors for our banking solutions include Corillian, S1, and Digital Insight.
Principal competitors to iAS vary by product type.
     Mobile and Embedded Database Products. Principal competitors to our mobile and embedded database products include Pervasive Software, Progress Software, Intersystems, MySQL, IBM and Oracle.
     Mobile Middleware and Device Management Products. Principal competitors to our mobile middleware products include IBM, Nokia’s Intellisync and host of numerous small vendors. For mobile device management and security products, we compete with Microsoft, Altiris, iPass, Pointsec and Credant.
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
EMPLOYEES
As of March 1, 2006, Sybase and its subsidiaries had approximately 3,715 regular employees. For information regarding our executive officers, see “Directors and Executive Officers of the Registrant,” Part III, Item 10.
ITEM 1(A). RISK FACTORS
See Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, Future Operating Results
ITEM 2. PROPERTIES
As of December 31, 2005, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 61 separate locations throughout North America, Latin America, Europe and the Asia Pacific region (including Australia and New Zealand), aggregating approximately 1.8 million square feet.
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
In connection with our Extended Systems acquisition, we acquired a leased property in Boise, Idaho. The property is approximately 96,000 square feet, of which approximately 20,000 square feet are currently sublet. We have determined to sublet an additional 40,000 square feet of this facility. The lease for this facility expires in September 2013. Under the terms of a sale-leaseback transaction Extended Systems entered into, we have the option of purchasing the land and building for $5.1 million at any time prior to the expiration of the lease.

For a further discussion of our leases, see Note Six to Consolidated Financial Statements, Part II, Item 8.
We continue to lease space at other locations around the world that serve a variety of functions, including professional services, sales, engineering, technical support, and general administration. These include significant facilities in Maidenhead, England; Boulder, Colorado; Alpharetta, Georgia, Boise, Idaho and Utrecht, Netherlands. In addition to the facilities noted above, we maintain engineering centers in Englewood, Colorado; Paris, France; Pune, India, Singapore, Shanghai, China and Beijing, China.
ITEM 3. LEGAL PROCEEDINGS
See Note Twelve to Consolidated Financial Statements, Part II, Item 8.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a stockholder vote in the quarter ended December 31, 2005.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITIES
Sybase, Inc. Common Stock, par value $.001, began trading on the New York Stock Exchange (NYSE) on May 22, 2001, under the symbol “SY.” Prior to that, our stock traded on the NASDAQ National Market System under the symbol “SYBS.” Following is the range of low and high closing prices for our stock as reported on the NYSE for the quarters indicated.

	High	Low
Fiscal 2004

Quarter ended March 31, 2004	$22.66	$19.75
Quarter ended June 30, 2004	$20.88	$16.46
Quarter ended September 30, 2004	$17.67	$12.80
Quarter ended December 31, 2004	$19.95	$13.93

Fiscal 2005

Quarter ended March 31, 2005	$20.00	$17.12
Quarter ended June 30, 2005	$20.40	$18.03
Quarter ended September 30, 2005	$23.82	$18.20
Quarter ended December 31, 2005	$23.46	$21.60
We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our Common Stock on the NYSE on March 1, 2006 was $21.25. The number of stockholders of record on that date was 1,334, according to American Stock Transfer and Trust, our transfer agent.
The information required by this item regarding our securities authorized for issuance under equity compensation plans is provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Part III, Item 12, which incorporates information to be disclosed in our 2006 Proxy Statement.

Issuer Purchases of Equity Securities
During the fourth quarter of 2005 we conducted the following repurchases of our common stock pursuant to our repurchase program:

	Number of shares	Avg. Price Paid Per
	purchased	Share
Period

October 2005	715,100	$22.20
November 2005	387,350	$22.33
December 2005	0	0

Total for Fourth Quarter 2005	1,102,450	$22.24
After completing the repurchases noted above, $59.6 million remained authorized for repurchase pursuant to our publicly announced repurchase program.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information is not necessarily indicative of the results of our future operations. This data should be read in conjunction the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Report on Form 10-K.

Consolidated Statements of Operations Data

(In thousands, except per share data)	2005	2004	2003	2002	2001
Revenues:
License fees	$291,695	$275,872	$274,817	$325,916	$389,038
Services	527,000	512,664	503,245	503,945	538,885

Total revenues	818,695	788,536	778,062	829,861	927,923

Costs and expenses:
Cost of license fees	51,556	60,795	60,711	51,448	45,695
Cost of services	156,325	162,016	162,703	190,067	240,779
Sales and marketing	250,003	242,778	239,173	271,850	331,294
Product development and engineering	139,011	119,959	116,967	117,862	125,460
General and administrative	92,106	91,117	84,750	86,712	78,106
Amortization of other purchased intangibles	6,639	5,139	2,000	2,000	2,000
Amortization of goodwill (1)	—	—	—	—	53,859
Goodwill impairment (1)	—	—	—	12,300	—
In-process research and development	—	—	—	—	18,500
Reversal of AvantGo restructuring accrual	—	(2,677)	—	—	—
Cost of restructuring	1,115	20,017	7,429	40,446	48,751

Total costs and expenses	696,755	699,144	673,733	772,685	944,444

Operating income (loss)	121,940	89,392	104,329	57,176	(16,521)

Interest income and expense, net	14,824	11,574	13,766	14,033	17,529
Minority interest	(49)	—	—	—	(30)

Income before income taxes and cumulative effect of an accounting change	136,715	100,966	118,095	71,209	978
Provision for income taxes	51,132	33,016	30,829	33,428	26,500

Income (Loss) before cumulative effect of an accounting change	85,583	67,950	87,266	37,781	(25,522)
Cumulative effect of an accounting change to adopt SFAS 142 (1)	—	—	—	(132,450)	—

Net income (loss)	$85,583	$67,950	$87,266	$(94,669)	$(25,522)

Income (Loss) per share before cumulative effect of an accounting change	$0.95	$0.71	$0.92	$0.39	$(0.27)
Cumulative effect of an accounting change	—	—	—	(1.37)	—

Basic net income (loss) per share	$0.95	$0.71	$0.92	$(0.98)	$(0.27)

Shares used in computing basic net income (loss) per share	90,307	95,550	94,833	96,844	94,592

Income (Loss) per share before cumulative effect of an accounting change	$0.92	$0.69	$0.89	$0.38	$(0.27)
Cumulative effect of an accounting change	—	—	—	(1.33)	—

Diluted net income (loss) per share	$0.92	$0.69	$0.89	$(0.95)	$(0.27)

Shares used in computing diluted net Income (loss) per share	93,257	98,001	97,582	99,584	94,592

(1)	We implemented Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, which states that goodwill (including assembled workforce) can no longer be amortized, but must be tested for impairment on at least an annual basis. For a further discussion of SFAS 142, see Note One to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8.

Consolidated Balance Sheet Data
(In thousands)

	2005	2004	2003	2002	2001
Cash, cash equivalents and cash investments	$859,936	$513,632	$573,793	$387,180	$343,160
Working capital	573,247	290,237	261,023	112,296	111,822
Total assets	1,570,614	1,183,522	1,151,356	992,749	1,133,242
Long-term obligations	500,339	33,121	15,129	10,641	5,887
Stockholders’ equity	698,830	756,556	741,469	580,374	716,519

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
•	Our Business
Sybase is a global enterprise software company exclusively focused on managing and mobilizing information from the data-center to the point of action. We provide open, cross-platform solutions that securely deliver information anytime, anywhere, enabling customers to create an information edge. Our value proposition involves enabling the Unwired Enterprise through integrated applications and solutions designed to manage information across the enterprise, allowing customers to extract more value from their information technology (IT) investments. We deliver a full range of solutions to ensure that customer information is securely managed and mobilized to the point of action, including enterprise and mobile databases, middleware, synchronization, encryption, and management software.
Our business is organized into two business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; and iAS, which provides mobile database and mobile enterprise solutions. For further discussion of our business segments and principal products, see “Business,” Part I, Item 1.
During the second quarter of 2005 we made two acquisitions that we believe will further strengthen the product offerings of our IPG segment. First, we acquired the assets of Avaki Corporation (Avaki), a leading provider of enterprise information integration software. This data management technology provides enterprises a single window into multiple data sources enabling them to further extend the value of their existing infrastructure investments. We also acquired ISDD Ltd (ISDD), a privately-held search engine provider focused on helping companies in data intensive industries to query and analyze their structured and unstructured data from both fixed and mobile sources. Both technologies are being integrated into existing Sybase products to expand the capabilities of our Unwired Enterprise solutions.
During the fourth quarter of 2005 we acquired Extended Systems Incorporated, a pioneering provider in mobile application software for the enterprise. The acquisition of Extended Systems strengthens the Unwired Enterprise offering of our iAS segment by expanding our ability to enable organizations to streamline business processes through mobile technology. The acquisition also provides us with an entry into new market segments through Extended Systems’ mobile device solutions that enable manufacturers and partners to integrate wireless connectivity and synchronization capabilities, Bluetooth, IrDA and OMA, into mobile devices. See Note Eleven to Consolidated Financial Statements – Business combinations, Part II, Item 8.
We also successfully launched a major upgrade to our flagship data base, Adaptive Server Enterprise 15.0, during the third quarter of 2005. This upgrade signals our continuing commitment to our enterprise database customers and will, we believe, drive future revenue growth over the long term.

•	Our Results
Total revenues were $818.7 million for 2005, compared to $788.5 million for 2004, and $778.1 million for 2003. The increase in total revenues from 2004 to 2005 was primarily due to a $28.0 million (23 percent) increase in iAS revenues and a $2.9 million (less than 1 percent) increase in IPG revenues.
The increase in iAS revenues was primarily driven by a $10.7 million (15 percent) increase in license revenue and a $17.2 million (36 percent) increase in service revenue primarily generated from a $13.7 million increase in technical support services. These increases were largely related to our device management products and the products and services offered by ESI which was acquired in the fourth quarter of 2005
The increase in IPG revenues was primarily attributable to a $5.9 million (3 percent) increase in license revenues. The growth in IPG license revenue was primarily driven by a $5.1 million (34 percent) increase in our Sybase IQ product and a $2.7 million (3 percent) increase from our Adaptive Server Enterprise product.
We reported net income of $85.6 million for 2005, compared to net income of $68.0 million for 2004, and $87.3 million in 2003. Our 2005 operating income was $121.9 million (15 percent operating margin) compared to $89.4 million (11 percent operating margin) in 2004. The increase in operating margin was attributable to a $30.2 million increase in revenues and a $2.3 million decrease in expenses. The overall reduction in operating expenses was attributable to a $16.2 million decrease in our restructuring charges, net of reversals, and a $14.9 million decrease in our cost of license fees and services; primarily offset by a $19.4 million increase in our product research and development costs and a $7.2 million increase in our sales and marketing costs.
Our overall financial position remains strong. During 2005 we generated net cash from operating activities of $170.0 million, and had $865.3 million in cash, cash equivalents and cash investments (including restricted cash) at December 31, 2005. On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (see Note Fifteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference). We used $125.0 million of the net proceeds from the offering to purchase approximately 6.7 million shares of our common stock during 2005. The balance of the net proceeds will continue to be used for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of our common stock. Our days sales outstanding in accounts receivable was 68 days for the quarter ended December 31, 2005 compared to 65 days for the quarter ended December 31, 2004.
For a discussion of certain factors that may impact our business and financial results, see “Future Operating Results,” below.
•	Business Trends
The market for new sales of enterprise infrastructure software primarily sold by our IPG segment continues to be challenging due to various factors including a maturing enterprise infrastructure software market and cautious information technology spending. During 2005, however, we noted indications of an improving market for enterprise infrastructure products. With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. We also believe that we are well positioned to compete within several growing market segments including mobility solutions, data analytic tools, and Linux-based enterprise software.
As was the case in 2004, the majority of our IPG license fee revenues during 2005 came from sales to our existing customers. These customers are buying products for both existing applications and new application deployments. We also continued to see general buying patterns which indicate a level of market saturation in certain target markets (including financial services, insurance and telecommunications) for some of our historical enterprise database products where large enterprises are still utilizing heavy investments made in their core database infrastructures during past years.

However, during 2005, we did increase the number of new ASE customers by 40 percent over 2004 and were encouraged by momentum we saw developing in the area of data integration projects. We have noted greater customer willingness to invest resources on new data integration solutions which has contributed to a yearly increase of approximately 34 percent in our IQ product during 2005. This product offers a data integration solution through a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.
In the future, we believe that much of our growth will be fueled through the inclusion of Sybase technologies in products offered by original equipment manufacturers (OEMs) and value-added-resellers (VARs). Our ability to exploit this opportunity is demonstrated by an 18 percent increase in license revenue associated with these sales channels in 2005 versus 2004.
Overall, the IT spending patterns we are witnessing supports our view that fiscally cautious customers generally are continuing to purchase products and services based more on present need and less on fulfilling anticipated future needs. We are also seeing a trend where larger deals take longer to close and require more levels of review and approval at the client. We believe that these trends along with mixed signs of strong and sustained U.S. and global economic growth could make our quarterly results more volatile given the difficulty in projecting the overall market for enterprise infrastructure products in the near to mid-term. We believe the operating results of our business are more accurately reflected in our annual as opposed to quarterly financial results. In light of this we are evaluating whether to provide annual guidance, updated quarterly, to our investors.
Moving forward we will continue to manage our operating margin and build upon our revenue momentum as we aggressively pursue our Unwired Enterprise initiative and strategic alliances with our key partners. For further discussion of the effect of current business trends on our results of operations, see “Future Operating Results,” below.
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

We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We license software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer and all other revenue recognition criteria have been met.
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
     Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) above are met, (ii) payment of the license fee is not dependent upon performance of the consulting services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. We use labor hours to estimate the progress to completion. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed. Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed. Historically, these revisions have not been material.
     Sublicense Revenues. We recognize sublicense fees as reported to us by our licensees. License fees for certain application development and data access tools are recognized upon direct shipment by us to the end user or upon direct shipment to the reseller for resale to the end user. If collection is not reasonably assured in advance, revenue is recognized only when sublicense fees are actually collected and all other revenue recognition criteria have been met.
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
Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other purchased intangible assets with determinate and indeterminate useful lives including in-process research and development, and developed technology. We performed our annual impairment analysis as of December 31, 2005 for each of our reporting units and for each indeterminate lived intangible asset. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2005. As of December 31, 2005, our goodwill balance totaled $238.9 million and our other purchased intangibles totaled $87.6 million. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.
We also continue to separately review our other intangible assets (e.g., purchased technology, trade names and customer lists) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. At December 31, 2005 there was no indication of impairment.
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
We have recorded significant accruals in connection with various restructuring activities. Our remaining restructuring accruals primarily relate to the estimated net costs to settle certain lease obligations based on analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates See Note Thirteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

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
Through the end of the 2005 calendar year, we measured compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. We also did not record compensation expense for shares purchased in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclosed our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs.
To determine the pro forma effect of applying SFAS 123, we estimated the fair value of our options using the Black Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected volatility of our common stock price. The assumptions we used for the valuation model are set forth in Note One to the Consolidated Financial Statements.
The appropriate volatility factor for stock options is the estimated future volatility of our stock over the expected life of the options. Prior to the second quarter of 2005 we estimated the volatility factors for stock options considering the historical volatility of our stock over the most recent 4.25 year period, which was approximately equal to the average expected life of our options. Beginning in the second quarter of 2005 we estimated the volatility of our options considering both the historical volatility of our stock over the most recent 4.25 year period and the prices of publicly traded options, which we believe provides a more accurate estimate of expected volatility factors over the life of the options. We estimated the volatility factors for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent six-month period, which was equal to the length of the offering periods under that plan.

Changes in the subjective input assumptions can materially affect the fair value estimates. In the future, we may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.
On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R) which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. We are required to adopt this new standard in the first quarter of our 2006 calendar year. The adoption of SFAS 123(R)’s fair value method will have a significant adverse impact on our net income and net income per share. See “New Accounting Pronouncements” later in this Item 7.
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
Results of Operations
Revenues (Dollars in millions)

	2005	Change	2004	Change	2003
License fees by segment:
IPG	$237.2	3%	$231.4	(4%)	$240.3
iAS	81.4	15%	70.7	26%	56.3
Eliminations	(26.9)	3%	(26.2)	20%	(21.8)

Total license fees	$291.7	6%	$275.9	*	$274.8
Percentage of total revenues	36%		35%		35%
Services by segment:
IPG	$488.1	(1%)	$491.0	*	$493.1
iAS	65.9	36%	48.6	35%	35.9
Eliminations	(27.0)	*	(27.0)	5%	(25.7)

Total services	$527.0	3%	$512.6	2%	$503.3
Percentage of total revenues	64%		65%		65%
Total revenues	$818.7	4%	$788.5	1%	$778.1

*	Not meaningful

Total license fees for 2005 increased $15.8 million (6 percent) from total license fees in 2004 (which had increased slightly from 2003). The increase in license fees during 2005 was primarily attributable to a $10.7 million (15 percent) increase in iAS license fees and to a $5.8 million (3 percent) increase in IPG license fees.
The increase in iAS license fees during 2005 was primarily attributable to $8.6 million in license revenues related to device management products and products offered by ESI We believe further integration of acquired businesses will continue to offer growth opportunities in new and existing markets.
The increase in IPG license fees was primarily attributable to a $5.1 million (34 percent) increase in our Sybase IQ product and a $2.7 million (3 percent) increase from our Adaptive Server Enterprise product. These increases were partially offset by a $3.5 million (18 percent) decline in mature middleware products impacted by our transition to newer technology. We believe the growth in the IQ product stems from increased momentum we see developing in the area of data integration projects. We believe the growth in our Adaptive Server Enterprise product was due to strong demand for heterogeneous data integration, management, and analytics projects, primarily driven by business process reengineering and compliance reporting needs. We further believe that the increasing acceptance of our IQ product and the introduction of Adaptive Server Enterprise 15.0 in the third quarter of 2005 will drive future revenue growth.
Segment license and service revenues include transactions between iAS and IPG, The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction, with corresponding intercompany revenue recorded by iAS together with costs of providing the product or service. The excess of revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. Total transactions between the segments are captured in “Eliminations.”
Total service revenues for 2005 (which include revenues from technical support, education, and professional services) increased $14.4 million (3 percent) from total service revenues in 2004. This increase was due to a $17.3 million (36 percent) increase in iAS services offset by a $2.9 million (1 percent) decline in IPG services. The increase in iAS service revenues was primarily due to a 97 percent increase in iAS technical support revenues, largely related to the technical support revenues associated with device management products. The decline in IPG service revenues was primarily due to a 2 percent decline in technical support revenues offset by a 4 percent increase in professional services revenues.
Technical support revenues comprised 77% percent of total services revenues for 2005 and 2004. Total technical support revenue for 2005 increased $7.7 million (2 percent) from the 2004 total. The deferred revenue balance related to technical support contracts at the end of 2005 declined $15.3 million (8 percent) from 2004. The decline in deferred revenue balances was primarily the result of billing changes to various governmental agencies from annually in advance to quarterly in arrears; and, continued pricing pressure from large technical support contracts offset by an increase in deferred revenues related to the companies acquired in 2004.
Other services revenues increased 6 percent in 2005 from 2004. The increase was primarily related to consulting services performed by IPG for the financial services industry and by iAS related to unwired enterprise initiatives.
For a description of our technical support, consulting and education services, see “Business — Worldwide Services,” Part I, Item 1.

Geographical Revenues
(Dollars in millions)

	2005	Change	2004	Change	2003
North America	$464.9	3%	$453.5	*	$455.0
Percentage of total revenues	57%		58%		59%

International:
EMEA (Europe, Middle East and Africa)	$233.5	6%	$220.4	4%	$212.8
Percentage of total revenues	28%		28%		27%

Intercontinental (Asia Pacific and Latin America)	$120.3	5%	$114.6	4%	$110.3
Percentage of total revenues	15%		14%		14%

Total Outside North America	$353.8	6%	$335.0	4%	$323.1
Percentage of total revenues	43%		42%		41%

Total revenues	$818.7	4%	$788.5	1%	$778.1

*	Not meaningful
North American revenues (United States, Canada and Mexico) for 2005 increased 11.4 million (3 percent) from 2004. The increase from 2004 was primarily due to a $5.2 million (7 percent) increase in consulting services and a $5.8 million (2 percent) increase in technical support. In 2004, the slight decline in North America revenues was primarily due to the decline in license fees from our enterprise database products offset by an increase in license fees from products included in the iAS segment.
EMEA (Europe, Middle East and Africa) revenues for 2005 increased $13.1 million (6 percent) from 2004. The increase was primarily due to a $6.8 million increase in license fees from our enterprise database products and a $3.4 million increase in license fees from products included in the iAS segment. The services revenues showed modest growth from 2004. Increased revenues in Holland and Spain contributed most to the overall increase for 2005. In 2004, the increase in EMEA revenues was attributable to iAS license fees and technical support fees partially offset by declines IPG license fees and professional service fees.
Intercontinental (Asia Pacific and Latin America) revenues for 2005 increased $5.7 million (5 percent) from 2004. The increase was primarily due to a $2.4 million increase in license fees revenues from products included in the iAS segment and a $2.3 million increase in our technical support and professional services revenues. The results of our operations in India, Brazil, Korea and Singapore contributed most significantly to the increased revenue, offsetting lower revenues primarily in New Zealand. The 4 percent increase in 2004 Intercontinental revenues compared to 2003 was due to an increase in license fees revenues from enterprise database products and an increase in technical support and professional services revenues. The results of our operations in China, Australia, India, Korea, and New Zealand contributed most significantly to the increased revenues, offset by decreased revenues in Japan and Hong Kong.
In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. The cumulative impact of changes in foreign currency exchange rates from 2004 to 2005 resulted in a 1 percent increase in our revenues and a 1 percent increase in our operating expenses. The cumulative impact of changes in foreign currency exchange rates from 2003 to 2004 resulted in a 3 percent increase in our revenues and a 2 percent increase in our operating expenses. The change for both comparable periods was primarily due to the weakness of the U.S. dollar against certain European and Intercontinental currencies.
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

Cost and Expenses
(Dollars in millions)

	2005	Change	2004	Change	2003
Cost of license fees	$51.6	(15%)	$60.8	*	$60.7
Percentage of license fee revenues	18%		22%		22%

Cost of services	$156.3	(4%)	$162.0	*	$162.7
Percentage of services revenues	30%		32%		32%

Sales and marketing	$250.0	3%	$242.8	2%	$239.2
Percentage of total revenues	31%		31%		31%

Product development and engineering	$139.0	16%	$120.0	3%	$117.0
Percentage of total revenues	17%		15%		15%

General and administrative	$92.1	1%	$91.1	7%	$84.8
Percentage of total revenues	11%		12%		11%

Amortization of other purchased intangibles	$6.6	29%	$5.1	155%	$2.0
Percentage of total revenues	1%		1%		*

Reversal of AvantGo restructuring accrual.	—	*	$(2.7)	*	—
Percentage of total revenues	—		*		—

Cost of restructuring	$1.1	(95%)	$20.0	170%	$7.4
Percentage of total revenues	*		3%		1%

*	Not meaningful
Cost of license fees
Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees decreased $9.2 million (15 percent) in 2005 over 2004, and increased slightly in 2004 over 2003. The 2005 decrease was primarily due to a $5.9 million decrease in the amortization of purchased technology and a $3.9 million decrease in the amortization of capitalized software development costs partially offset by a $1.0 million increase in third-party royalties The decline in amortization of purchased technology was due to purchased technology acquired in the 2001 New Era of Networks, Inc. acquisition that became fully amortized during the second quarter of 2005. The 2004 increase was primarily due to a $2.5 million increase in amortization of capitalized software development costs and amortization of $2.6 million on purchased technology acquired as a result of the 2004 XcelleNet acquisition, partially offset by a $4.6 million decrease in third-party royalties.
The amortization of purchased technology was $11.9 million, $17.8 million and $15.3 million in 2005, 2004 and 2003, respectively.
Amortization of capitalized software costs was $29.7 million, $33.6 million and $31.1 million in 2005, 2004 and 2003, respectively. In 2005, the decrease in amortization of capitalized software costs was primarily related to certain products in the IPG segment that became fully amortized in the first two quarters of 2005. In 2004, the increase in amortization of capitalized software costs was primarily due to certain products included in the IPG segment that we began amortizing in the second half of 2003 and in 2004. See Note One to the Consolidated Financial Statements - Capitalized Software, Part II, Item 8.

Cost of services
Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs decreased $5.7 million (4 percent) in 2005 compared to 2004 and decreased as a percentage of service revenues to 30 percent in 2005 from 32 percent in 2004. These decreases were primarily due to a reduction in technical support and professional services headcount as a result of our 2004 restructuring activities in addition to a slight decline in media costs. Headcount continued a slight decline in 2005 and ended the year flat with 2004 after absorbing the Extended Systems personnel. The average professional services headcount decreased approximately 10 percent in 2004 from 2003. For further discussion of the effect of our restructuring activities, see Note Thirteen to Consolidated Financial Statements, Part II, Item 8.
Sales and marketing
Sales and marketing expense were 31 percent of total revenues in both 2005 and 2004 and in absolute dollars increased $7.2 million (3 percent) in 2005 compared to 2004 due to increases of $3.2 million in sales commissions on higher 2005 revenues, $3.5 million in marketing programs and a $1.3 million increase in certain allocated common costs.
The 2 percent increase in sales and marketing expense in 2004 compared to 2003 was primarily due to sales and marketing costs associated with the XcelleNet organization and an increase in certain allocated common costs offset by reductions in marketing expenses.
Product development and engineering
Product development and engineering expenses (net of capitalized software development costs – see discussion below) increased $19 million (16 percent) in 2005 from 2004 and as a percentage of total revenue increased to 17 percent in 2005 from 15 percent in 2004. The increases were primarily due to a $13.9 million increase in headcount related expenses, a $3.7 million decrease in capitalized software, and a $1.5 million increase in certain allocated common costs. The headcount reflected in this expense category, including the engineering personal added as part of the Extended Systems acquisitions, was approximately 5 percent higher at December 31, 2005 compared to December 31, 2004.
The 3 percent increase in product development and engineering expenses in 2004 over 2003 was primarily due to an increase in headcount related expenses including XcelleNet product development and engineering personnel and allocated common costs. These increases were partially offset by an increase in capitalized software development costs.
We capitalize product development and engineering costs during the period between a product’s achievement of technological feasibility and its general availability. Our capitalized software costs in 2005 of $33.9 million included costs incurred for the development of the Adaptive Server Enterprise 15.0 and Unwired Orchestrator. In 2004, our capitalized software costs of $36.5 million included costs incurred for the development of Adaptive Server Enterprise 12.5.2 and 15.0, Financial Fusion Corporate Banking Solutions 2.20, EA Server 5.2, EDI Server 4.2, Sybase IQ 12.6, PowerBuilder 10.0, PowerDesigner 11.0, and Unwired Orchestrator 4.5.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and administrative
General and administrative expenses, which include IT, legal, business operations, finance, and administrative functions, increased 1 percent in 2005 compared to 2004 but decreased as a percentage of total revenue to 11 percent in 2005 from 12 percent in 2004. The cause of the increase in absolute dollars was primarily due to an increase in stock based compensation expense offset by a slight decrease in certain legal expenses. General and administrative expenses included approximately $6.6 million in 2005 and $4.0 million in 2004 attributable to stock based compensation.

The 7 percent increase in 2004 compared to 2003 was primarily due to an increase in the total number of general and administrative personnel attributable in part to our acquisition of XcelleNet and an increase in legal expenses. Also included were incremental costs associated with Sarbanes-Oxley compliance.
Stock compensation expense
Stock compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in 2003, 2004 and 2005 (see Note Seven to the Consolidated Financial Statements, Part II, Item 8). Stock compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2005	2004	2003
Costs of services	380	160	30
Sales and marketing	302	335	112
Product development and engineering	38	82	78
General and administrative	6,586	4,022	2,662

	7,306	4,599	2,882

The increase in stock compensation expenses in 2005 resulted from the grant, in 2005, of certain performance-based restricted stock described more fully in Note Seven to the Consolidated Financial Statements. If the performance targets, which relate to the growth of our revenues, earnings and stock price over a three year period, are not met, the restricted stock will not vest, and all or a portion of the stock compensation expense related to these instruments would be reversed through the same expense categories detailed above.
Amortization of other purchased intangibles
Amortization of other purchased intangibles reflects the amortization of the established customer list associated with our acquisition in 2000 of Home Financial Network, Inc. the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, and the amortization of the established customer list and other intangible assets associated with our acquisition of Extended Systems in 2005. See Note Four to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8.
Reversal of AvantGo restructuring accrual
In connection with the 2003 acquisition of AvantGo, we assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs, primarily related to excess space at AvantGo’s Hayward, California and Chicago, Illinois facilities. At the time of acquisition, we also accrued additional amounts for lease obligations, net of the expected sublease revenue, associated with AvantGo’s remaining facilities in Hayward which would be vacated upon the expected move of all personnel to Sybase’s facilities in Dublin, California. During the quarter ended September 30, 2004, we were able to sublease the Hayward facilities on terms much better than those anticipated when the applicable accruals were recorded. As a result, we reversed accrued restructuring liabilities related to this facility in 2004.
Cost of restructuring
2004, 2003, 2002 and 2001 Restructuring Activities. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses and assumed certain restructuring program liabilities of AvantGo when we acquired that company in 2003.
For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements — Restructuring Costs, Part II, Item 8.

Operating income
(Dollars in millions)

	2005	Change	2004	Change	2003
Operating income by segment:
IPG	$101.9	33%	$76.5	6%	$71.9
IAS	21.6	70%	12.7	(34%)	19.2
Unallocated (costs) savings	(1.6)	*	0.2	(98%)	13.2

Total operating income	$121.9	36%	$89.4	(14%)	$104.3
Percentage of total revenues	15%		11%		13%

*	Not meaningful
Operating income in 2005 was $121.9 million compared to operating income of $89.4 million in 2004 and $104.3 million in 2003. The increase in the operating margin to 14.9 percent in 2005 compared to 11.3 percent in 2004 was primarily the result of the various factors discussed under “Revenues” and “Costs and Expenses” above.
The operating margin for the IPG segment was 14.0 percent for 2005 compared to 10.6 percent for 2004. The increase in operating income and margin in the IPG segment for 2005 compared to 2004 was primarily due to a change in the mix of license and service revenues with higher margin license revenues increasing more than the reduction in lower margin services revenues, the decrease in amortization on purchased technology, and the decrease in costs of restructuring.
The increase in operating income for the IPG segment in 2004 compared to 2003 was primarily due to a decrease in employee and facilities related operating expenses as a result of restructuring activities in 2003 and 2004 partially offset by a decline in license fees revenues from Integration and Access products and the separate restructuring charges.
The operating margin for the iAS segment was 14.7 percent for 2005 compared to 10.7 percent for 2004. The increase in operating income and margin for the iAS segment was primarily due to an increase in total revenues largely attributable to increased license fee revenues and increased technical support revenue associated with the device management products, offset by an increase in operating expenses, a shift in revenue mix from license to services, and increased amortization of purchased technology and other intangibles. The decline in operating income and margin for the iAS segment in 2004 compared to 2003 was primarily due to an increase in operating expenses largely attributable to the XcelleNet and Dejima acquisitions, offset by an increase in total revenues.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.
Other income (expense), net
(Dollars in millions)

	2005	Change	2004	Change	2003
Interest income	$25.7	136%	$10.9	(3%)	$11.2
Percentage of total revenues	3%		1%		1%

Interest expense and other, net	$(10.9)	*	$0.7	(72%)	$2.5
Percentage of total revenues	(1%)		*		*

Minority interest	*	*	—	—	—
Percentage of total revenues	*		—		—

*	Not meaningful

In 2005, interest income increased $14.8 million from 2004. Interest income consists primarily of interest earned on our investments. The increase in interest income for 2005 compared to 2004 is due to the increase in the cash balances invested. Our invested cash balances increased primarily due to the investment of the net proceeds from our private offering of convertible subordinated notes in the first quarter of 2005 offset by cash balance declines as a result of cash used in our stock repurchase program and for acquisitions. See “Consolidated Statements of Cash Flows,” Part II, Item 8. The 3 percent decrease in interest income from 2003 to 2004 was largely due to the decrease in the cash balances invested. Our invested cash balances declined as a result of cash used in our stock repurchase program and for the XcelleNet and Dejima acquisitions.
Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The increase in interest expense and other, net from 2005 compared to 2004 was primarily the result of the interest expense incurred on the convertible subordinated notes which bear an interest rate of 1.75 percent and the amortization of capitalized offering fees and expenses associated with the convertible subordinated notes. The net decrease in interest expense and other, net for 2004 compared to 2003 was primarily due to a gain of approximately $3.2 million recorded in 2003 relating to the collection of a note receivable originally generated from our sale of certain Swiss subsidiaries which had previously been offset by an allowance for uncollectible receivables.
Provision for Income Taxes
(Dollars in millions)

	2005	Change	2004	Change	2003
Provision for income taxes	$51.1	55%	$33.0	7%	$30.8
In 2005 a provision for income taxes was recorded at a rate of approximately 37 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the impact of state taxes, the addition of tax reserves relating primarily to foreign transfer pricing exposures, and certain non-deductible executive compensation; offset somewhat by the release of tax reserves upon the expiration of the statute of limitation relating to various tax exposure items and adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.
In 2004 a provision for income taxes was recorded at a rate of approximately 33 percent on income before taxes. Our effective tax rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns, the utilization of Japanese net operating losses that were otherwise due to expire after 2004, additional tax reserves relating primarily to foreign transfer pricing exposures and the release of tax reserves upon the completion of various tax audits. Without the benefit of the Japanese net operating losses, adjustments for the difference resulting from the filing of the prior years’ tax returns and for tax reserves, our effective tax rate for the year would have been approximately 39 percent.
In 2003 a provision for income taxes was recorded at a rate of approximately 26 percent on income before taxes. Our effective tax rate differed from the statutory federal rate of 35 percent primarily due to the utilization of certain foreign tax credits upon which a full valuation allowance was provided, the release of certain deferred tax liabilities which were made unnecessary when we were able to restructure certain earnings of a foreign subsidiaries in a manner to allow for their repatriation free from the withholding taxes we provided for with the deferred tax liability, and the release of certain tax reserve upon the completion of various tax audits.

We had a net deferred tax asset of $30.4 million at December 31, 2005. This deferred tax asset included a valuation allowance of $132.7 million. As of December 31, 2005, the gross deferred tax asset included a research and development tax credit of $33.8 million, foreign tax credits of $20.1 million and an asset for certain net operating losses of $65.7 million. The research and development tax credits expire in years from 2010 through 2025 the foreign tax credits expire in years from 2010 through 2015 and the net operating losses expire in years from 2007 and 2024. In order to realize our net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions to obtain the recorded benefit from the reversal of temporary differences (i.e., between book and tax basis), and from tax credit carryforwards. Specifically, realization of these assets is dependent on our ability to generate approximately $120 million of future taxable income, largely in the U.S. Based on the plans and estimates we are using to manage the underlying business we believe that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made.
The valuation allowance primarily relates to the deferred tax assets associated with acquired net operating losses, net operating loss and capital loss carryforwards, tax assets associated with stock option activity, and foreign tax credits. Approximately $76 million of the valuation allowance relates to deferred tax assets associated with net operating losses and capital losses acquired in, or attributable to, the New Era of Networks, XcelleNet, Extended Systems and AvantGo acquisitions. If the associated deferred tax assets are realized, the benefit from their realization will reduce goodwill carried on our books associated with these acquisitions. The valuation allowance also includes approximately $28 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity.
Net income per share
(Dollars and shares in millions)

	2005	Change	2004	Change	2003
Net income	$85.6	26%	$68.0	(22%)	$87.3
Percentage of total revenues	10%		9%		11%
Basic:
Net income per share	$0.95	34%	$0.71	(23%)	$0.92
Shares used in computing basic net income per share	90.3	(6%)	95.6	1%	94.8
Diluted:
Net income per share	$0.92	33%	$0.69	(22%)	$0.89
Shares used in computing diluted net income per share	93.3	(5%)	98.0	*	97.6

*	Not meaningful
We reported net income of $85.6 million in 2005, $68.0 million in 2004 and $87.3 million in 2003. In 2005, the increase in net income compared to 2004 was due to the various factors discussed above.
In 2005, the decrease in shares used for computing basic and diluted net income per share was due primarily to 2.0 million shares repurchased under our ongoing stock repurchase program and 6.7 million shares repurchased during the first quarter of 2005 in conjunction with the issuance of the convertible subordinated notes, partially offset by exercises of employee stock options. In 2004, the increase in shares used for computing basic and diluted net income per share was due primarily to the ongoing exercise of employee stock options, partially offset by shares repurchased under our Stock Repurchase Program (described in “Liquidity and Capital Resources,” below). See Consolidated Statements of Stockholders’ Equity, Part II, Item 8

Liquidity and capital resources
(Dollars in millions)

	2005	Change	2004	Change	2003
Working capital	$573.2	98%	$290.2	11%	$261.0
Cash, cash equivalents and cash Investments	$859.9	67%	$513.6	(10%)	$573.8
Net cash provided by operating activities	$170.0	(4%)	$176.2	(13%)	$202.1
Net cash used for investing activities	$389.4	370%	$82.8	(54%)	$178.7
Net cash provided by (used for) financing activities	$328.5	*	$(102.2)	*	$25.0

*	Not meaningful
Net cash provided by operating activities decreased 4 percent in 2005 compared to 2004 primarily due to a larger decline in the deferred revenues in 2005 compared to 2004. The decline in deferred revenue balances was primarily the result of billing changes to various governmental agencies from annually in advance to quarterly in arrears; and, continued pricing pressure from large technical support contracts offset by an increase in deferred revenues related to the companies acquired in 2004. This was partially offset by changes in deferred tax assets and taxes payable and an increase in net income before consideration of depreciation, amortization and asset write-offs.
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
Net cash used for investing activities increased $306.6 million from 2004 to 2005. The increase in net cash used for investing activities is primarily due to net purchases of cash investments of $269.9 million in 2005 compared to a net disposition of cash investments of $65.0 million in 2004. We had significant purchases of cash investments during 2005 as we invested the net proceeds received from our private offering of the convertible subordinated notes. The increase was also due to a decline in net cash used for acquisitions. In 2005, $71.9 million was invested related to the acquisitions of Avaki, ISDD, and Extended Systems as compared to $81.3 million invested related to the acquisitions of XcelleNet and Dejima in 2004.
Net cash provided by financing activities increased $430.7 million in 2005. The shift from net cash used for financing activities to net cash provided by financing activities was primarily the result of the $450.2 million net proceeds received from our private offering of convertible subordinated notes. (See Note Fifteen to Consolidated Financial Statements, Part I, Item I, incorporate here by reference). In addition, our repayments of long-term debt declined $21.2 million in 2005 and our net proceeds for the issuance of common stock and reissuance of treasury stock increased $13.0 million in 2005. Our long-term debt repayments in 2004 included repayment of $22.2 million related to obligations assumed as part of the 2004 XcelleNet acquisition. There were no similar repayments in 2005. These sources of financing were offset by an increase of $53.5 million in common stock repurchases in 2005 from 2004. Our 2005 stock repurchases included $125 million repurchased in conjunction with our issuance of convertible subordinated notes and $44.1 million repurchased under our Stock Repurchase Program.
Our Board of Directors has authorized the repurchase of our outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2005, aggregate amounts authorized under the Stock Repurchase Program totaled $600 million. During 2005, we repurchased 2.0 million shares at a cost of $44.1 million. In 2004, we repurchased 6.4 million shares at a cost of $115.6 million and in 2003 we repurchased 2.3 million shares at a cost of $30.9 million.

Approximately $59.6 million remained in the Stock Repurchase Program at December 31, 2005. The average price per share of the shares repurchased under the Stock Repurchase Program during 2005 was $21.54, compared to $18.06 in 2004 and $13.24 in 2003.
The repurchase of the shares in conjunction with our convertible debt offering is not part of the Stock Repurchase Program.
We had no significant commitments for capital expenditures at December 31, 2005. We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs and semi-annual interest payments from a combination of available cash balances and internally generated funds.
We engage in global business operations and are therefore exposed to foreign currency fluctuations that can affect the overall value of the assets (including cash.) and liabilities reflected on our balance sheet. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management – Foreign Exchange Risk,” below.
Contractual Obligations
Our contractual obligations at December 31, 2005 are summarized as follows:

(Dollars in Millions)	Payments Due by Period
		2006	2007-2008	2009-2010
Contractual Obligations	Total	Commitments	Commitments	Commitments	After 2010
Operating leases	$303.3	$44.4	$75.9	$62.5	$120.5
Capital lease	13.7	1.0	2.0	2.0	8.7
Debt obligations:
Sale-and-leaseback	3.4	0.4	0.9	0.9	1.2
Note(s) payable	2.6	0.2	0.4	0.4	1.6
Convertible subordinated notes	496.3	8.1	16.1	472.1
Third party royalties /software licenses & maintenance commitments	7.2	5.9	1.3		—

Total commitments	$826.5	$60.0	$96.6	$537.9	$132

Upon completion of our acquisition of Extended Systems Incorporated (ESI) in October 2005, we assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters building and land in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement we have an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. Net assets of approximately $3.2 million have been recorded in relation to the building as of December 31, 2005. The gross proceeds received of $4.8 million are included in other long-term liabilities on our balance sheet at December 31, 2005.
As part of the agreement, ESI entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2 percent of the sale price, or approximately $442,000. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and restoration and other repairs. (See Note Six to Consolidated Financial Statements, Part II, Item 8).

As part of the 15-year capital lease agreement entered into for our Waterloo, Canada facility (see Note Six to Consolidated Financial Statements, Part II, Item 8), we entered into an agreement with the landlord to finance approximately $1.6 million of tenant improvements at an annual interest rate of 8.86%. The loan requires monthly payments of $15,626, which includes both principal and interest commencing October 2004 through October 2019.
On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of our future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. We have used approximately $125 million of the proceeds to repurchase 6.7 million shares of Sybase stock. We intend to use the remaining proceeds for working capital and general corporate purposes which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of our common stock. For purposes of determining the total principal and interest payment commitments above, we have assumed the notes will be held until the first day we may redeem the notes, March 1, 2010. See Note Fifteen to Consolidated Financial Statements, Part II, Item 8.
New Accounting Pronouncements
SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
We are required to adopt this new standard in the first quarter of our 2006 calendar year. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
We have elected to apply the modified prospective method of adopting SFAS 123(R).
As permitted by SFAS 123, through the end of calendar year 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognized no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note One to the Consolidated Financial Statements. Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects.

We currently estimate that the fiscal 2006 impact on Sybase of adopting SFAS 123(R) will be a decrease in net income in the range of approximately $5 million to $8 million. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged compared with cash flow as it would have been reported under prior accounting rules.
SFAS No. 154 “Accounting Changes and Error Corrections”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and SFAS No. 3.” This statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. The statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. The statement requires retrospective application of a new accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the statement to have a material effect on its financial condition, results of operations or cash flows.
See Note One to Consolidated Financial Statements –Recent Accounting Pronouncements, Part II, Item 8.
Financial Risk Management
Foreign Exchange Risk
We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses from translating these amounts into U.S. dollars for subsidiaries that conduct their business in a currency other than the U.S. dollar, are reflected in “Accumulated other comprehensive income” under “Stockholders’ equity” on the balance sheet. As of December 31, 2005, we had identifiable net assets totaling $100.9 million associated with our EMEA operations and $81.4 million associated with our other operations.
As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have material adverse or beneficial impacts on our financial position and results of operations. Historically, our primary exposures have been related to sales and expenses in EMEA, Asia Pacific, and Latin America which are denominated in a currency other than the functional currency of the subsidiary recording the transaction. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on our outstanding forward contracts as of December 31, 2005 was immaterial to our consolidated financial statements. The tables below provide information about our forward contracts as of December 31, 2005 and 2004.

(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2005	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$9,337	0.8566
Euro	$14,359	1.1867
Singapore Dollars	$4,223	0.6034

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$3,072	117.2000
Swiss Franc	$1,672	1.3154

Contracts for the purchase of Euros and sale of:
Swedish Krona	$1,540	9.4580
Swiss Franc	$2,504	1.5610
UK Pound	$10,002	0.6869
Norwegian Krone	$1,351	7.9758

Total	$48,060
(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2004	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$249	0.8302
British Pounds	$957	1.9135
Euro	$15,609	1.3573
Singapore Dollars	$6,611	0.6121
Mexican Pesos	$313	0.0893

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$1,761	102.2300
Swiss Franc	$1,924	1.1433
Korean Won	$4,415	1039.5000

Contracts for the purchase of Euros and sale of:
Swedish Krona	$603	9.0011
Swiss Franc	$2,186	1.5518
UK Pound	$7,270	0.7093
Norwegian Krone	$2,049	8.2802

Total	$43,947
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio.
Default Risk
We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure with any one issuer. We mitigate default risk by investing in safe, high investment grade securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for our investment portfolio, since all investments are made in securities with fixed interest rates.

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
Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years contributed to a decrease in our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our 2005 revenues exceeded 2004 revenues by 3.8 percent. If the U.S. and worldwide economies do not continue to stabilize and improve, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.

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
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the U.S. There also appears to be a growing trend toward consolidation in the software industry, as evidenced by Oracle’s acquisitions of PeopleSoft and Siebel Systems, Symantec’s acquisition of Veritas, and PeopleSoft’s 2003 acquisition of J.D. Edwards. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Continued consolidation activity could pose a significant competitive disadvantage to us.
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

Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of December 31, 2005, we had approximately $238.9 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through December 31, 2005. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2005, revenues outside North America represented 43 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.
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
As of December 31, 2005, we had identified net assets totaling $100.9 million associated with our EMEA operations, and $81.4 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
We have in the past received claims by third parties asserting that our products violate their patents or other proprietary rights. It is likely that such claims will be asserted in the future. In addition, to the extent we acquire other intellectual property rights, whether directly from third parties or through acquisitions of other companies, we face the possibility that such intellectual property will be found to infringe or violate the proprietary rights of others. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. Patent litigation involving software companies has increased significantly in recent years as the number of software patents has increased and as the number of patent holding companies has increased. Recent high profile litigation and patent settlements in the United States may encourage additional patent litigation involving software and technology companies.
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
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in August 2004, Martin J. Healy, Vice President and Corporate Controller, retired and was replaced by Jeffrey G. Ross, formerly Group Director of Tax and Accounting. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
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

In October 2004, the FASB concluded that Statement 123R, Share-Based Payment “Statement 123(R)” requiring companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. In April 2005 the SEC extended the implementation date to annual periods commencing after June 15, 2005. We currently account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” However, we will be required to measure and recognize the cumulative effect, if any, from the adoption of Statement 123(R) beginning January 1, 2006. We currently estimate that the fiscal 2006 impact on Sybase of adopting SFAS 123(R) will be a decrease in net income in the range of approximately $5 million to $8 million. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is presented under “MD&A — Financial Risk Management,” Part II, Item 7.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Sybase, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that Sybase, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sybase, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Sybase, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sybase, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Sybase, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Sybase, Inc.
We have audited the accompanying consolidated balance sheets of Sybase, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sybase, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
March 10, 2006

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$398,741	$321,417
Short-term cash investments	342,247	158,217

Total cash, cash equivalents and short-term cash investments	740,988	479,634
Restricted cash	2,773	5,356
Accounts receivable, less allowance for doubtful accounts of $2,651 (2004 — $1,852)	167,790	157,897
Deferred income taxes	5,523	11,205
Prepaid expenses and other current assets	16,876	14,790

Total current assets	933,950	668,882
Long-term cash investments	118,948	33,998
Restricted long-term cash investments	2,600	2,600
Property, equipment and improvements, net	59,178	64,371
Deferred income taxes	24,879	39,440
Capitalized software, net	65,911	61,771
Goodwill	238,864	214,110
Other purchased intangibles, less accumulated amortization of $104,915 (2004 — $86,442)	87,562	67,208
Other assets	38,722	31,142

Total assets	$1,570,614	$1,183,522

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$10,353	$11,962
Accrued compensation and related expenses	51,983	43,632
Accrued income taxes	31,398	32,595
Other accrued liabilities	78,040	81,715
Deferred revenue	188,929	208,741

Total current liabilities	360,703	378,645

Other liabilities	40,339	33,121
Long-term deferred revenue	5,663	10,170
Minority interest	5,079	5,030
Convertible subordinated notes	460,000	—

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none Issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 90,531,145 shares outstanding (2004 – 105,337,362 shares issued and 95,518,977 shares outstanding)	105	105
Additional paid-in capital	953,771	940,806
Accumulated earnings (deficit)	16,195	(66,690)
Accumulated other comprehensive income	19,231	49,356
Cost of 14,806,217 shares of treasury stock (2004 – 9,818,385 shares)	(277,510)	(159,617)
Unearned stock compensation	(12,962)	(7,404)

Total stockholders’ equity	698,830	756,556

Total liabilities and stockholders’ equity	$1,570,614	$1,183,522

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except per share data)	For the years ended December 31
	2005	2004	2003
Revenues:
License fees	$291,695	$275,872	$274,817
Services	527,000	512,664	503,245

Total revenues	818,695	788,536	778,062

Costs and expenses:
Cost of license fees	51,556	60,795	60,711
Cost of services	156,325	162,016	162,703
Sales and marketing	250,003	242,778	239,173
Product development and engineering	139,011	119,959	116,967
General and administrative	92,106	91,117	84,750
Amortization of other purchased intangibles	6,639	5,139	2,000
Reversal of AvantGo restructuring accrual	—	(2,677)	—
Cost of restructuring	1,115	20,017	7,429

Total costs and expenses	696,755	699,144	673,733

Operating income	121,940	89,392	104,329
Interest income	25,707	10,908	11,229
Interest expense and other income, net	(10,883)	666	2,537
Minority interest	(49)	—	—

Income before income taxes	136,715	100,966	118,095
Provision for income taxes	51,132	33,016	30,829

Net income	$85,583	$67,950	$87,266

Basic net income per share	$0.95	$0.71	$0.92

Shares used in computing basic net income per share	90,307	95,550	94,833

Diluted net income per share	$0.92	$0.69	$0.89

Shares used in computing diluted net income per share	93,257	98,001	97,582

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

(Dollars and shares in thousands)	Three years ended December 31, 2005
					Accumulated
	Common stock		Additional		Other		Unearned
	Outstanding	Par	paid-in	Accumulated	Comprehensive	Treasury	Stock
	Shares	Value	capital	Earnings/	Income/(Loss)	Stock	Compensation	Total
				(Deficit)
Balances at December 31, 2002	94,660	$105	$929,064	$(189,936)	$(8,673)	$(146,816)	$(3,370)	$580,374

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	5,148	—	(3)	(20,054)	—	75,938	—	55,881
Treasury stock reissued under Restricted stock option plan	353		5,012	(5,915)	—	5,949	(5,012)	34
Treasury stock reissued for certain Services	721		—	1,720	—	8,676	—	10,396
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(24)		(416)	534	—	(536)	415	(3)
Acquisition of treasury stock	(2,333)	—	—	—	—	(30,883)		(30,883)
Amortization of unearned stock Compensation		—	—	—	—		2,882	2,882

Subtotal	98,525	105	933,657	(213,651)	(8,673)	(87,672)	(5,085)	618,681
Net income	—	—	—	87,266	—	—	—	87,266
Foreign currency translation adjustments	—	—	—	—	36,100	—	—	36,100
Unrealized gains/(losses) on Marketable securities	—	—	—	—	(578)	—	—	(578)

Comprehensive income								122,788

Balances at December 31, 2003	98,525	$105	$933,657	$(126,385)	$26,849	$(87,672)	$(5,085)	$741,469

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	3,058	—	601	(4,284)	—	39,243	—	35,560
Treasury stock reissued under Restricted stock option plan	355		6,673	(4,071)	—	4,727	(7,294)	35
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(21)		(125)	100	—	(353)	376	(2)
Acquisition of treasury stock	(6,398)	—	—	—	—	(115,562)	—	(115,562)
Amortization of unearned stock Compensation		—	—	—	—		4,599	4,599

Subtotal	95,519	105	940,806	(134,640)	26,849	(159,617)	(7,404)	666,099
Net income	—	—	—	67,950	—	—	—	67,950
Foreign currency translation adjustments	—	—	—	—	23,099	—	—	23,099
Unrealized gains/(losses) on Marketable securities	—	—	—	—	(592)	—	—	(592)

Comprehensive income								90,457

Balances at December 31, 2004	95,519	$105	$940,806	$(66,690)	$49,356	$(159,617)	$(7,404)	$756,556

Common stock issued and treasury Stock reissued under stock option, Stock purchase plans and other	3,764	—	101	(2,913)	—	51,375	—	48,563
Treasury stock repurchased due to Forfeiture in restricted stock Option plan	(15)		(267)	215	—	(216)	267	(1)
Acquisition of treasury stock	(8,737)	—	—	—	—	(169,052)	—	(169,052)
Restricted stock	—	—	13,131	—	—	—	(13,131)	—
Amortization of unearned stock Compensation	—	—	—	—	—		7,306	7,306

Subtotal	90,531	105	953,771	(69,388)	49,356	(277,510)	(12,962)	643,372
Net income	—	—	—	85,583	—	—	—	85,583
Foreign currency translation adjustments	—	—	—	—	(29,840)	—	—	(29,840)
Unrealized gains/(losses) on Marketable securities	—	—	—	—	(285)	—	—	(285)

Comprehensive income								55,458

Balances at December 31, 2005	90,531	$105	$953,771	$16,195	$19,231	$(277,510)	$(12,962)	$698,830

See accompanying notes.

Consolidated Statements of Cash Flows

(Dollars in thousands)	For the years ended December 31
	2005	2004	2003
Cash and cash equivalents, beginning of year	$321,417	$315,404	$231,267
Cash flows from operating activities:
Net income	85,583	67,950	87,266
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	73,600	84,912	84,885
Write-off of assets in restructuring	—	6,908	258
Minority interest in income of subsidiaries	49	—	—
(Gain) Loss on disposal of assets	528	2,680	(435)
Reversal of purchase accounting accrual	—	(2,677)	—
Deferred income taxes	8,928	504	729
Amortization of deferred stock-based compensation	7,306	4,599	2,882
Amortization of note issuance costs	1,671	—	—
Changes in assets and liabilities:
Accounts receivable	(1,914)	(5,342)	40,738
Other current assets	(1,298)	2,070	1,646
Other assets – operating	651	4,623	—
Accounts payable	(2,410)	2,323	(4,591)
Accrued compensation and related expenses	7,072	3,397	1,495
Accrued income taxes	24,724	791	6,598
Other accrued liabilities	(10,570)	(14,792)	(29,598)
Deferred revenues	(26,436)	8,887	5,622
Other liabilities	2,508	9,318	4,650

Net cash provided by operating activities	169,992	176,151	202,145

Cash flows from investing activities:
Decrease in restricted cash	2,583	191	906
Purchases of available-for-sale cash investments	(837,237)	(201,417)	(325,725)
Maturities of available-for-sale cash investments	439,737	149,923	153,805
Sales of available-for-sale cash investments	127,648	116,462	69,064
Business combinations, net of cash acquired	(71,890)	(81,255)	(13,900)
Purchases of property, equipment and improvements	(16,366)	(30,445)	(35,325)
Proceeds from sale of fixed assets	25	205	159
Capitalized software development costs	(33,906)	(36,484)	(27,964)
Decrease in other assets – investing	2	2	288

Net cash used for investing activities	(389,404)	(82,818)	(178,692)

Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	450,234	—	—
Repayments of long-term obligations	(1,012)	(22,173)	—
Payments on capital lease	(274)	(63)	—
Net proceeds from the issuance of common stock and reissuance of treasury stock	48,564	35,592	55,915
Purchases of treasury stock	(169,053)	(115,563)	(30,883)

Net cash provided by (used for) financing activities	328,459	(102,207)	25,032

Effect of exchange rate changes on cash	(31,723)	14,887	35,652

Net increase in cash and cash equivalents	77,324	6,013	84,137
Cash and cash equivalents, end of year	398,741	321,417	315,404

Cash investments, end of year	461,195	192,215	258,389
Total cash, cash equivalents and cash investments, end of year	$859,936	$513,632	$573,793

Supplemental disclosures:
Interest paid	$5,265	$308	$62
Income taxes paid, net of refunds	$15,997	$26,471	$24,152
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
In 2005, the Company’s business was organized into two business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products, and iAnywhere Solutions, Inc. (iAS) which provides mobile database and mobile enterprise solutions.
Principles of Consolidation
The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to revenue recognition, (impairments) of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, stock-based compensation, litigation and other contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. The Company’s management has discussed these estimates with the Audit Committee of Sybase’s Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
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
Capitalized Software
The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $285.1 million and $251.2 million, at December 31, 2005 and 2004, respectively, and related accumulated amortization was $219.2 million, and $189.4 million, respectively. Software amortization charges included in cost of license fees were $29.7 million, $33.6 million and $31.1 million for 2005, 2004 and 2003, respectively.

SFAS 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimated future gross revenues reduced by estimated future costs of completing and disposing of the product, the excess is written off. If the estimated future gross revenue associated with certain of the Company’s software products were to be reduced, write-offs of capitalized software costs might be required. There were no such write-offs in 2005, 2004 or 2003.
Property, Equipment and Improvements
Property, equipment and improvements are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized, and minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization are computed using the straight — line method over the estimated useful lives of the assets, while leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the associated lease term.
Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,“ are included in property, equipment and improvements. Such amounts are amortized over a three-year period which is the estimated economic life, from the time they are placed in service.
Goodwill and Other Purchased Intangible Assets
The Company complies with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The Company conducted the annual impairment testing required by SFAS 142 as of December 31, 2005, December 31, 2004, and December 31, 2003. The analysis for these years did not indicate an impairment for any of the Company’s reporting units. Therefore, no impairment loss was recognized for these years. In future years, a reduction of the Company’s estimated future economic benefits to be generated by certain reporting units could result in an impairment loss associated with various intangible assets.
Other purchased intangible assets have generally resulted from business combinations accounted for as purchases (see Note Eleven below). Other purchased intangibles with determinate lives are amortized using the straight-line method over periods of 1.5 to 10 years. Other purchased intangibles with indeterminate lives (e.g., trade names) are not amortized.
Impairment of Long-Lived Assets
The Company complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and other purchased intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. There were no such impairment losses in 2005, 2004 or 2003.
Revenue Recognition
The Company derives revenues from two primary sources: the licensing of software, primarily under perpetual software licenses, which are recorded as license fee revenue; and the provision of services which primarily include technical support revenues, consulting, and education revenues.
The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company licenses software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer and all other revenue recognition criteria are met.

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
Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software; payment of the license fees are dependent upon the performance of the services; the arrangement includes milestones or customer specific acceptance criteria; or the services include significant modification or customization of the software both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting. We use labor hours to estimate the progress to completion. . In order to apply the “percentage of completion” method, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion. When the total cost estimate associated with a contract accounted for under the percentage of completion method exceeds revenues, the Company accrues for the estimated loss based on the amount its estimated cost of completing the contract exceeds the applicable revenues.
Sublicense fees are recognized as reported to the Company by its licensees. License fee revenues from sublicense transactions for certain application development and data access tools are recognized upon direct shipment to the end user or direct shipment to the reseller for the end user. If collectibility is not reasonably assured, revenue is recognized when the fee is collected and all other revenue recognition criteria are met.
Technical support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and materials contracts and for education are recognized as services are performed. Revenues from other contract services (e.g., fixed price arrangements) are recognized based on the proportional performance of the project, with performance measured based on hours of work performed.
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
Foreign Currencies
The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated into U.S. dollars using the average exchange rate for the period. Gains and losses from this translation process are credited or charged to the “accumulated other comprehensive loss” account included in stockholders’ equity. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations.
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
Contingent change of control provisions
During the fourth quarter of 2003, FFI, a wholly owned subsidiary of the Company included in the IPG segment entered into a software license and support agreement with an end user customer containing certain change of control provisions that will be triggered if the Company or its customer undergoes a full or partial change of control within five years from the contract date. For example, if an unrelated third party acquires all of the stock or assets of FFI so that Sybase can no longer include any portion of, or any material interest in, the results of FFI (or the acquiring entity) in its consolidated financial statements or its results of operations, the acquiring party will be required to pay the end user customer $10.0 million. Alternatively, if FFI undergoes a partial change of control resulting in Sybase or its affiliates holding less than 50 percent of the voting control of FFI or the acquiring entity, then the acquiring company (or Sybase, if it still includes the results of FFI in its consolidated financial statements) will be required to pay up to $1.5 million to the end user customer. Although the $10.0 million remains fixed, the $1.5 million declined to $1.0 million at December 31, 2004, and to $0.5 million at December 31, 2005, and will expire completely in 2008. As a result, at December 31, 2005, $0.5 million in revenues fees have been deferred and such amounts will be recognized as revenue when the payment obligation expires in 2008.
Stock-Based Compensation
Through calendar year 2005, the Company applied the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company was also not required to record compensation expense in connection with its Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.
In October 1995 the FASB issued SFAS 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allowed us to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, the Company was required to disclose its pro forma net income or loss and net income or loss per share as if it had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in fiscal 2005, 2004 and 2003 does not necessarily represent the pro forma impact in future years.
On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. The Company is required to adopt this new standard in the first quarter of 2006 calendar year. See “Recent Accounting Pronouncements” later in this Note One.

To determine the pro forma impact of applying SFAS 123, the Company estimated the fair value of its options using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected volatility of the Company’s common stock price. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.
Assumptions used for the valuation model are set forth below. The appropriate volatility factor for stock options is the estimated future volatility of the Company’s stock over the expected life of the options.
Prior to the second quarter of 2005 the Company estimated the volatility factors for stock options considering the historical volatility of its stock over the most recent 4.25 year period, which was approximately equal to the average expected life of its options. The Company estimated the volatility factors for its Employee Stock Purchase Plan using the historical volatility of its stock over the most recent six-month period, which was equal to the length of the offering periods under that plan. Beginning in the second quarter of 2005 the Company estimated the volatility of its options considering both the historical volatility of its stock over the most recent 4.25 year period and the prices of publicly traded options, which the Company believes provides a more accurate estimate of expected volatility factors over the life of the options. The Company estimated the volatility factors for its Employee Stock Purchase Plan using the historical volatility of its stock over the most recent six-month period, which was equal to the length of the offering periods under that plan.

	Stock option plans			Purchase plans
	2005	2004	2003	2005	2004	2003
Expected volatility	36.93%	54.45%	64.54%	*	55.42%	64.41%
Risk-free interest rates	3.81%	3.08%	2.56%	*	1.39%	1.29%
Expected lives (years)	4.24	4.25	4.25	*	.50	.50
Expected dividend yield	—	—	—	*	—	—

*	Due to changes in the discount on ESPP purchases, the ESPP is no longer a compensatory plan under SFAS 123(R). Therefore, no Black-Scholes calculations were necessary for 2005.
The fair value of the stock-based employee compensation cost was determined using the Black-Scholes option pricing model. The weighted average grant date fair value of options (excluding options for shares in majority owned subsidiaries, FFI and iAS) granted in 2005, 2004 and 2003 was $9.83, $10.10, and $8.40 per share, respectively. The weighted average grant date fair value of the FFI options granted in 2004 and 2003 was $0.36 and $0.43 per share, respectively. No FFI options were granted in 2005. The weighted-average grant-date fair value of the iAS options granted in 2005, 2004 and 2003 was $1.06, $1.16, and $1.31 per share, respectively. The Company excludes expected forfeitures in determining the initial fair values of options.
The following table illustrates the effect on the Company’s net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based incentives using the Black Scholes valuation model. For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based incentive expense it recorded that relates to acquisitions. The Company then deducts the pro forma stock-based incentive expense determined under the fair value method for all awards including those that relate to acquisitions. The pro forma stock-based incentive expense has no impact on the Company’s cash flow. In the future, the Company may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on the Company’s pro forma net income or loss.

(Dollars in thousands, except per share data)	2005	2004	2003
As reported net income — stock-based employee compensation determined using the intrinsic value method	$85,583	$67,950	$87,266

Add: Stock-based employee compensation cost, net of tax, Included in net income as reported	7,306	4,599	2,882

Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(18,148)	(24,772)	(30,389)

Pro-forma net income – stock-based employee Compensation determined under the fair value method	$74,041	$47,777	$59,759

Basic net income per share
As reported	$0.95	$0.71	$0.92
Pro forma	0.82	0.50	0.63

Diluted net income per share
As reported	$0.92	$0.69	$0.89
Pro forma	0.79	0.49	0.61
Additional information regarding the stock options is provided in Note Seven below.
Net Income Per Share
Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period. Basic net income per share excludes any dilutive effects of stock options and vested restricted stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock not expected to be forfeited using the treasury stock method.

The following shows the computation of basic and diluted net income per share at December 31:

(In thousands, except per share data)	2005	2004	2003
Net income	$85,583	$67,950	$87,266

Shares used in computing basic net income per share	90,307	95,550	94,833

Effect of dilutive securities – stock options	2,950	2,451	2,749

Shares used in computing diluted net income per share	93,257	98,001	97,582

Basic net income per share	$0.95	$0.71	$0.92

Diluted net income per share	$0.92	$0.69	$0.89
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share, were 3.7 million, 6.9 million and 6.7 million in 2005, 2004 and 2003, respectively. In addition, the computation of diluted earnings per share excludes the impact of a conversion value excess as conversion requirements have not yet been met. See Note Fifteen – Convertible Subordinated Notes.
Comprehensive Income
Comprehensive income includes net earnings and other changes to stockholders’ equity not reflected in net income. The Company’s components of other comprehensive income consist of foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.
Advertising
The Company expenses its advertising costs as they are incurred. The Company’s advertising expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $6.6 million, $8.0 million and $10.9 million, respectively.
Recent Accounting Pronouncements
SFAS 123(R), “Share-Based Payment”
On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
The Company is required to adopt this new standard in the first quarter of its 2006 calendar year. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
The Company has elected to apply the modified prospective method in adopting SFAS 123(R).

As permitted by SFAS 123, through the end of calendar year 2005 the Company accounted for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, the Company generally recognized no compensation cost for employee stock options and purchases under the Company’s Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or net cash flows, it will have a significant adverse impact on the Company’s net income and net income per share. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note One to the Consolidated Financial Statements.
Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged compared with cash flow as it would have been reported under prior accounting rules.
SFAS No. 154 “Accounting Changes and Error Corrections”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and SFAS No. 3.” This statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. The statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. The statement requires retrospective application of a new accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the statement to have a material effect on its financial condition, results of operations or cash flows.
Note Two: Financial Instruments
Cash, Cash Equivalents and Cash Investments
Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of the short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Current and long-term cash investments consist principally of commercial paper, corporate bonds, U.S. Government bonds and taxable municipal bonds with maturities between 90 days and up to three years and are stated at amounts that approximate fair value, based on quoted market prices. No individual investment security equaled or exceeded two percent of total assets.
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2005, the Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Declines in fair value judged to be other than temporary are reflected in earnings. Securities are presumed to be impaired if the fair value is less than the cost basis for six consecutive months, absent compelling evidence to the contrary. Declines in fair value recorded as impairment losses in earnings have not been material in any reporting period. Realized gains and losses are determined on the specific identification method and are reflected in income.

At December 31, cash equivalents and amortized cost of investments in marketable securities and their approximate fair values are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	(Losses)	Value
December 31, 2005:
Cash and cash equivalents	$398,736	$5	$—	$398,741
Short-term corporate notes and bonds (maturities of one year or less)	174,274	218	(81)	174,411
Short-term government obligations (maturities of one year or less)	167,753	128	(45)	167,836
Long-term corporate notes and bonds (maturities over one year)	83,460	—	(642)	82,818
Long-term government obligations (maturities over one year)	36,327	—	(197)	36,130

	$860,550	$351	$(965)	$859,936

December 31, 2004:
Cash and cash equivalents	$321,417	$—	$—	$321,417
Short-term corporate notes and bonds (maturities of one year or less)	115,180	72	(29)	115,223
Short-term government obligations (maturities of one year or less)	43,033	2	(41)	42,994
Long-term corporate notes and bonds (maturities over one year)	28,949	—	(127)	28,822
Long-term government obligations (maturities over one year)	5,212	—	(36)	5,176

	$513,791	$74	$(233)	$513,632

Restricted Cash
At December 31, 2005, the Company had approximately $5.4 million in restricted cash (and restricted long-term cash investments) set aside for a guarantee against certain payroll and lease obligations in the United Kingdom, Sweden, Norway, and California.
Foreign Currency Forward Exchange Contracts
At December 31, 2005, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $4.7 million and $15.4 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amount of $27.9 million. At December 31, 2004, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $8.1 million and $12.1 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amounts of $23.7 million. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 2005 or 2004. A major U.S. based multinational bank was counter party to all of these contracts during both 2005 and 2004.

Note Three: Property, Equipment and Improvements

			Estimated useful
(Dollars in thousands)	2005	2004	lives
Computer equipment and software	$274,712	$275,252	3 years
Furniture and fixtures	58,260	59,845	5 years
Leasehold improvements and real property	69,976	63,171	Improvements over shorter of 5 years or lease term; property over 7 to 40 years

	402,948	398,268
Less accumulated depreciation	(343,770)	(333,897)

Net property, equipment and improvements	$59,178	$ 64,371

Depreciation expense amounted to $25.4 million, $28.4 million and $34.9 million in 2005, 2004 and 2003, respectively.
Note Four: Goodwill and Other Purchased Intangibles
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	IPG	iAS	Consolidated Total
Balance at January 1, 2004	$132,541	$8,334	$140,875

Goodwill recorded on XcelleNet acquisition	—	74,051	74,051

Goodwill recorded on Dejima acquisition	—	837	837
Return to provision adjustment to utilization of acquired tax assets	—	19	19
Reduction for utilization of acquired tax assets	(2,114)		(2,114)
Foreign currency translation Adjustments	442	—	442

Balance at December 31, 2004	$130,869	$83,241	$214,110

Reduction in goodwill recorded on XcelleNet acquisition	—	(410)	(410)

Reduction in liabilities in purchase accounting	(11)	—	(11)

Goodwill recorded on ISDD acquisition	2,031	—	2,031

Goodwill recorded on Avaki acquisition	2	—	2

Goodwill recorded on Extended Systems acquisition	—	44,898	44,898

Reduction for utilization of acquired tax assets	(15,825)	(5,049)	(20,874)
Foreign currency translation Adjustments	(882)	—	(882)

Balance at December 31, 2005	$116,184	$122,680	$238,864

The following table reflects the carrying amounts and accumulated amortization of other purchased intangible assets:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/31/05	12/31/05	12/31/05	12/31/04	12/31/04	12/31/04
Purchased technology	$134,988	$(85,246)	$49,742	$103,850	$(73,414)	$30,436

AvantGo tradenames	3,100	—	3,100	3,100	—	3,100

XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000

Covenant not to compete	2,800	(2,800)	—	2,800	(1,244)	1,556

Customer lists	47,589	(16,869)	30,720	39,900	(11,784)	28,116

Totals	$192,477	$(104,915)	$87,562	$153,650	$(86,442)	$67,208

Purchased technology is amortized over a period of 4 to 7 years; covenant not to compete is amortized over a period of 18 months; customer lists are amortized over a period of 6 to 10 years. The Avantgo and XcelleNet tradenames are assigned an indeterminate life and are not amortized but instead tested for impairment in the same manner as goodwill. Amortization expense for other purchased intangibles totaled $18.5 million, $22.8 million and $17.3 million in 2005, 2004 and 2003, respectively.
Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (in thousands):

2006	15,516
2007	15,333
2008	15,259
2009	14,925
2010	12,538
Note Five: Other Assets
Other assets consist of the following (in thousands):

	2005	2004
Deposits	$28,476	$25,015
Other	10,246	6,127

	$38,722	$31,142

Deposits include an $18.0 million security deposit on a 15-year non-cancelable lease for the Company’s Dublin, California facility. Other includes $8.1 million of capitalized note issuance costs related to the Company’s issuance of convertible subordinated notes in 2005. See Note Fifteen to Consolidated Financial Statements.
Note Six: Lease Obligations, Other Liabilities and Commitments
Capital Lease
In May of 2003, the Company entered into a 15-year capital lease for a new facility in Waterloo, Canada. The lease requires monthly payments of approximately $82,717, which includes both principal and interest commencing October 2004 through October 2019. Gross assets of approximately $8.3 million and accumulated depreciation of $0.7 million have been recorded in relation to this capital lease as of December 31, 2005. This capital lease asset is captured on the Company’s balance sheet within property, equipment and improvements, net. The corresponding liability is captured within other liabilities.

Future minimum lease payments under capital lease obligations at December 31, 2005 are as follows (dollars in thousands):

2006	$1,001
2007	996
2008	993
2009	993
2010	993
Thereafter	8,724

Sub-total	13,700
Less amount representing interest	5,758

Total minimum lease payments	$7,942

Sale-and-Leaseback
Upon completion of the Company’s acquisition of Extended Systems Incorporated (ESI) in October 2005, the Company assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement the Company has an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. Net assets of approximately $3.2 million have been recorded in relation to the building as of December 31, 2005. The gross proceeds received of $4.8 million are included in other long-term liabilities on the balance sheet at December 31, 2005.
As part of the agreement, ESI entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2 percent of the sale price, or approximately $442,000. The Company is also obligated to pay all expenses associated with the building during the lease, including the costs of property taxes, insurance, operating expenses and repairs.
Leasehold Improvements Note
As part of the 15-year capital lease agreement entered into for the Company’s Waterloo, Canada facility (see discussion under Capital Lease Obligation above), the Company entered into an agreement with the landlord to finance approximately $1.6 million of leasehold improvements at an annual interest rate of 8.86%. The loan requires monthly principal and interest payments of $15,626, commencing October 2004 through October 2019. The corresponding liabilities of $0.1million and $1.4 million at December 31, 2005 have been recorded in the current and long-term portions of other liabilities, respectively.
Operating leases and Commitments
The Company leases, or has committed to lease, certain office facilities and equipment under operating leases expiring through 2017, which generally require Sybase to pay operating costs, including property taxes, insurance and maintenance. The facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index, increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2005 (including those provided for in the Company’s restructuring accrual) are as follows (dollars in thousands):

2006	$44,367
2007	40,164
2008	35,735
2009	34,202
2010	28,307
Thereafter	120,513

Total minimum lease payments*	$303,288

*	Minimum payments have not been reduced by minimum sublease rentals of $10.1 million due in the future under non-cancelable subleases.
The following schedule shows the composition of total rent expenses for all operating leases:

	Year ending December 31,
	2005	2004	2003
Rent expense	$45,990	$46,463	$51,064
Less: sublease rentals	4,339	3,797	3,570

	$41,651	$42,666	$47,494

Letters of Credit
At December 31, 2005, the Company had outstanding letters of credit in the amount of $2.9 million. These letters of credit have never been accessed, and related to lease obligations of the Company.
Note Seven: Stockholders’ Equity
Pursuant to a Preferred Stock Rights Agreement between the Company and American Stock Transfer and Trust Company, as rights agent, the Company’s Board of Directors declared a dividend of one right (a Right) to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of the Company’s Common Stock outstanding on August 15, 2002. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $90, subject to certain adjustments, upon the acquisition of, or announcement of the intent to acquire, 15 percent of the Company’s Common Stock by a person or group of affiliated or associated persons. The Rights plan is intended to maximize the value of the Company in the event of an unsolicited attempt to take over the Company in a manner or on terms not approved by the Company’s Board of Directors.
Restricted Option and Stock Grants
Restricted Option Grants
The Company issued rights to certain senior executives to purchase its Common Stock at a price of $0.10 per share as restricted stock under the 1996 Stock Plan. Such issuances totaled 346,000, 358,000, and 383,667 shares during 2004, 2003 and 2001, respectively. Rights totaling 342,000, 353,500, and 383,667 shares were timely exercised, and the restricted shares were issued during 2004, 2003 and 2001, respectively. The restricted shares are subject to repurchase by the Company over a period of six months to four years from the date of grant (Repurchase Period).

The Company has amortized the difference between the fair market value of the underlying shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares, pro rata over the term of the applicable Repurchase Period. The Company may repurchase shares in the event a restricted shareholder’s recipient’s employment is terminated any time before the relevant Repurchase Period has expired. At December 31, 2005, 327,000 restricted shares issued in 2004 and 326,500 restricted shares issued in 2003, were outstanding and subject to repurchase during the Repurchase Period.
Restricted Stock Grants
During 2005 and 2004 the Company issued restricted Common Stock under the 2003 Stock Plan to certain senior executives and employees totaling 60,000 and 12,700 shares, respectively. The restricted shares are subject to be returned to the Company over a period of three to four years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three to four year periods. The Company has amortized the fair market value of the underlying shares on the date the restricted shares were granted pro rata over the term of the applicable return right period.
In 2005, an aggregate of 582,000 shares of Common Stock were granted as restricted stock under the 2003 Stock Plan to certain executives. The restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three year period. In addition, two performance criteria need to be met by the Company in order for any restricted shares to have vested. First, the Company needs to have positive cash flow from operations in each of the calendar years 2005, 2006, and 2007, in order for any restricted shares to vest. If the Company does have positive cash flow from operations in each of the calendar years 2005, 2006, and 2007, then the percentage of shares, if any, that will vest will be determined based on the Company’s percentage achievement of certain performance targets. As of December 31, 2005, the Company has estimated that approximately 548,069 restricted shares will vest based on the Company’s estimated percentage achievement rate of approximately 94 percent. The Company has amortized the current fair market value of the underlying shares expected to vest pro rata over the term of the applicable return right period. The fair value amortization is adjusted periodically for changes in fair market value of the Company’s common stock and also adjusted for any changes to the amount of restricted shares expected to vest as a result of the Company’s percentage achievement of certain performance targets.
Stock Repurchase Program
Beginning in 1998, the Company’s Board of Directors authorized the repurchase of Sybase outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2005, aggregate amounts authorized under the Stock Repurchase Program totaled $600.0 million. During 2005, the Company repurchased 2.0 million shares at a cost of $44.1 million. In 2004, the Company repurchased 6.4 million shares at a cost of $115.6 million, and in 2003 the Company repurchased 2.3 million shares at a cost of $30.9 million.
During the first quarter of 2005, the Company also repurchased approximately 6.7 million shares at a cost of $125.0 million using a portion of the net proceeds received from its private offering of convertible subordinated notes (See Note Fifteen – Convertible Subordinated Notes). The repurchase of these shares are not part of the Company’s stock repurchase program and was authorized by the Board of Directors in connection with the convertible subordinated note offering.
Issuance of Company Stock for Certain Services
During the quarter ended September 30, 2003, the Company issued approximately 0.7 million shares of its common stock to an unrelated party in connection with an agreement under which the Company will be provided with certain specified marketing services over a period of 42 months. The Company recorded a pre-paid asset of approximately $10.4 million upon the issuance of these shares based on the fair value of such shares on the date of grant. The Company recognizes these amounts as Sales and Marketing expenses as they are provided. As of December 31, 2005, the balance of this pre-paid was $4.0 million.

Employee Stock Purchase Plans
The Company’s 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended (collectively the ESPP), allow eligible employees to purchase our Common Stock through payroll deductions. The ESPP consists of 6-month exercise periods. The shares can be purchased at 95% of the fair market value of the Common Stock on the last day of each 6-month exercise period. Purchases are limited to 10 percent of an employee’s eligible compensation, subject to an annual maximum, as defined in the ESPP.
As of December 31, 2005, an aggregate of 13,400,000 shares of Common Stock had been reserved under the ESPP, of which 1,465,123 shares remained available for issuance. Employees purchased 300,616 shares in 2005, 734,491 shares in 2004, and 740,312 shares in 2003.
Stock Option Plans
An aggregate of 700,000 shares of Common Stock have been issued or reserved for issuance under the 1992 Director Option Plan, as amended (the 1992 Director Plan), as of December 31, 2005. Options expire ten years from the date of grant and vest ratably over four years from the grant date. The 1992 Director Plan expired in February 2002, and no further options are available for grant under the 1992 Director Plan, but optionees are able to exercise their vested options before those options expire.
An aggregate of 300,000 shares of Common Stock has been issued or reserved for issuance under the 2001 Director Option Plan (the 2001 Director Plan) as of December 31, 2005. Options expire ten years from the date of grant and vest ratably over four years from the grant date.
Pursuant to the 2003 Stock Plan (2003 Stock Plan) at December 31, 2005, an aggregate of 7,889,486 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. Options expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date), three months after termination of employment, two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods.
On May 27, 2004, the Company’s stockholders approved the transfer of all shares available for grant pursuant to the Company’s 1996 Stock Plan and the Company’s 1999 Stock Plan to the 2003 Stock Plan along with all remaining shares represented by grants that are cancelled or forfeited without exercise under these plans and the 1992 Director Plan and the 2001 Director Option Plan. The Company’s 1988 Stock Plan terminated in June 1998 in accordance with its terms, at that time no further grants were made under the 1998 Stock Plan, but optionees may exercise vested options prior to their expiration. As of December 31, 2005, 838,549 unexercised options remain outstanding under the 1988 Stock Plan.
Price data and activity for the Company’s option plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) and restricted shares are summarized as follows:

	Outstanding options	Weighted average
	and restricted shares	exercise price
	number of shares	per share
Balance at December 31, 2002	21,326,724	$14.09
Granted	3,021,750	12.94
Exercised	(4,402,181)	10.69
Forfeited	(1,925,615)	17.16

Balance at December 31, 2003	18,020,678	$14.40
Granted	2,967,294	16.48
Exercised	(2,511,797)	10.39
Forfeited	(1,547,958)	16.63

Balance at December 31, 2004	16,928,217	$15.15
Granted	2,329,981	14.45
Exercised	(3,640,478)	12.15
Forfeited	(855,106)	18.95

Balance at December 31, 2005	14,762,614	$15.59

At December 31, 2005, options to purchase 10,257,272 shares and restricted shares were exercisable at prices ranging from $0.00 to $148.27. Shares available for grant totaled 5,327,221 at December 31, 2005. The above totals include the restricted shares issued under the 1996 and 2003 Stock Plans.
The income tax benefits that accrue to the Company from exercises of nonqualified stock options and disqualifying dispositions of incentive stock options and grants of restricted stock are recorded as additional paid-in capital.
The following table summarizes information about the Company’s stock options and restricted stock subject to repurchase outstanding at December 31, 2005:

	Options & restricted stock outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Ranges of Exercisable prices	Shares	Life	Price	Shares	Price
$0.00 to $9.93	2,715,920	6.61	$4.65	1,261,688	$8.81
$10.10 to $14.10	2,933,537	5.80	$11.59	2,744,702	$11.47
$14.19 to $18.85	3,250,372	6.96	$16.72	2,018,211	$16.42
$18.94 to $20.72	2,727,105	6.37	$19.93	1,281,544	$19.98
$20.77 to $25.06	2,920,245	4.88	$23.45	2,737,727	$23.54
$26.63 to $148.27	215,435	3.88	$29.16	213,400	$28.02

$0.00 to $148.27	14,762,614	6.10	$15.59	10,257,272	$16.74

FFI Stock Option Plans
In February of 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). At December 31, 2005, an aggregate of 7,088,870 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2000 FFI Plan and establishes the terms of option grants. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI’s Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. As of December 31, 2005, there were 3,144,320 unexercised options outstanding under the 2000 Plan.
In March 2001, FFI established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2005, an aggregate of 6,175,360 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. No options were issued during 2005. Options expire ten years from the grant date. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the FFI 2000 and 2001 Plans are summarized as follows:

		Weighted average
	Outstanding options	Exercise price
	number of shares	Per share
Balance at December 31, 2002	5,779,039	$5.00
Granted	3,581,000	0.83
Forfeited	(627,983)	4.67

Balance at December 31, 2003	8,732,056	$3.32
Granted	200,500	0.78
Forfeited	(1,067,100)	2.47

Balance at December 31, 2004	7,865,456	$3.37
Forfeited	(112,950)	3.33

Balance at December 31, 2005	7,752,506	$3.37

The following table summarizes information about the FFI stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price
$ 0.75	1,093,000	7.09	$0.75	792,774	$0.75
$ 0.78	1,893,500	7.67	$0.78	1,147,373	$0.78
$ 5.00	4,766,006	4.81	$5.00	4,694,400	$5.00

$ 0.75 to $ 5.00	7,752,506	5.83	$3.37	6,634,547	$3.76

iAS Stock Option Plan
In March 2001, iAS established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 15,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS’s Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. Because iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS’s Board of Directors and supported by a valuation prepared by the Company. All options issued during 2005 were granted at or above the estimated fair market value of a share iAS common stock at the date of grant. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

Price data and activity for the iAS Plan are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share
Balance at December 31, 2002	9,526,158	$2.51
Granted	1,306,000	2.51
Forfeited	(201,572)	2.51

Balance at December 31, 2003	10,630,586	$2.51
Granted	1,250,650	2.51
Forfeited	(353,882)	2.51

Balance at December 31, 2004	11,527,354	$2.51
Granted	46,750	2.51
Forfeited	(57,405)	2.51

Balance at December 31, 2005	11,516,699	$2.51

At December 31, 2005 there were 10,153,220 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2005 was 6.16 years.
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
The following is a geographical breakdown of consolidated income (loss) before the cumulative effect of an accounting change, and income taxes (including intercompany royalties and expenses) by income tax jurisdiction (dollars in thousands):

	2005	2004	2003
United States	$24,755	$(8,590)	$11,788
Foreign	111,960	109,556	106,317

Total	$136,715	$100,966	$118,095

The provisions (credits) for income taxes consist of the following (dollars in thousands):

	2005	2004	2003
Federal
Current	$16,595	$3,445	$6,760
Deferred	7,199	(1,869)	(3,964)

	23,794	1,576	2,796

State
Current	$2,413	475	212
Deferred	2,002	1,603	2,401

	4,415	2,078	2,613

Foreign
Current	$21,952	28,391	25,645
Deferred	971	971	(225)

	22,923	29,362	25,420

Total	$51,132	$33,016	$30,829

The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter the Company distributed cash from certain foreign subsidiaries and will report an extraordinary dividend (as defined in the Jobs Creation Act) of approximately $96 million. This extraordinary dividend generated an income tax expense of approximately $4.1 million relating to the Company’s 2005 results.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (dollars in thousands):

	2005	2004	2003
Tax (credit) at U.S. statutory rate	$47,850	$35,338	$41,333
State tax, net of federal benefit	4,415	2,078	2,613
Difference between estimated amounts recorded and actual liabilities resulting from the filing of prior year’s tax return	(2,646)	(2,820)	(1,636)
Effect of foreign operations	410	(971)	1,645
Benefit of Japanese operating losses	(275)	(3,751)	(4,507)
Amortization/impairment of intangible assets	1,054	788	928
Research and development tax credits			(500)
Utilization of foreign tax credit carryforwards			(6,592)
Non-deductible executive compensation	2,570	1,610	2,882
Release of deferred tax liability associated with certain foreign earnings	(1,174)		(3,990)
Release of tax reserves following the completion of certain audits and expiration of statute of limitations	(4,978)	(3,519)	(2,313)
Reserve for tax contingencies	2,922	3,680	1,449
Other	984	583	(483)

Total	$51,132	$33,016	$30,829

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s net deferred tax assets were as follows at December 31 (dollars in thousands):

	2005	2004
Depreciation	$9,682	$10,227
Deferred revenue	2,366	2,306
Accrued expenses	19,449	22,710
Allowance for doubtful accounts	1,056	543
Capitalized R&D expenses	16,809	23,432
Net operating loss carryovers and tax credits Carryforwards	127,022	96,444
Intangible assets	225	2,307
Capital loss carryforward	14,885	14,074
Other assets	6,994	2,217

Gross deferred tax asset	198,488	174,260
Unremitted foreign earnings	(4,059)	(5,859)
Acquired Intangibles	(29,395)	(20,382)
Other liabilities	(1,896)	(1,056)

Gross deferred tax liability	(35,350)	(27,297)

Total before valuation allowance	163,138	146,963
Valuation allowance	(132,736)	(96,318)

Net deferred tax assets	$30,402	$50,645
Recorded as:
Current deferred tax assets	$5,523	$11,205
Noncurrent deferred tax assets	24,879	39,440

	$30,402	$50,645

The valuation allowance increased by $36.4 million, $24.6 million and $23.2 million in 2005, 2004 and 2003, respectively. This valuation allowance primarily relates to the deferred tax assets for acquired net operating losses, net operating loss carryforwards, capital loss carryforwards, certain research and development tax credits, tax assets associated with stock option activity, and foreign tax credits. The movement was primarily related to the following items (dollars in millions)

Valuation allowance primarily associated with deferred tax asset acquired during the year on Extended Systems	$20.8
Valuation allowance attributable to 2005 stock option activity any benefit of which will be credited to shareholders’ equity when realized	8.8
Valuation allowance associated with certain research and development tax Credits	15.7
Generation of additional capital loss carryforward	1.0
Valuation Allowance associated with foreign tax credit carryforwards	5.3
Utilization of NOLs generated in 2004 subject to full valuation allowance	(15.2)

$36.4

Approximately $76 million of the valuation allowance relates to deferred tax assets associated with net operating losses and capital losses acquired in, or attributable to, the NEN, AvantGo and XcelleNet acquisitions. If the associated deferred tax assets are realized, the benefit from their realization will reduce goodwill carried on the Company’s books associated with these acquisitions rather than future income tax expense. The valuation allowance also includes approximately $28 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity.
As of December 31, 2005, the Company had research and development tax credits of $33.8 million, which expire in years from 2010 through 2025, foreign tax credits of $20.1 million expiring in years from 2010 through 2015, and an asset of $65.7 million associated with certain net operating losses which expire in the years from 2007 through 2024.
Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. Specifically, realization of these assets is dependent on the Company’s ability to generate approximately $120 million of future taxable income, largely in the U.S. Based on the plans and estimates the Company is using to manage the underlying business it believes that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made.
No provision has been made for income taxes and foreign withholding taxes on approximately $96.4 million of undistributed earnings from non-US operations as of December 31, 2005 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $6.5 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.

The Internal Revenue Service (“IRS”) has examined the Company’s income tax returns for all years through 2000. The Company believes that it has provided adequate accruals for all anticipated tax audit adjustments in the U.S., State and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate that payment of these amounts are unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
Note Nine: Retirement Plan
401(k) Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. Starting in 2005, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $4,000. In 2005, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $4,000 of salary contributed by the employee, with a maximum employer match of $2,000 for the year fully vested. In 2004 and 2003, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $3,000 of salary contributed by the employee, with a maximum employer match of $1,500 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2005, 2004 or 2003.
Note Ten: Segment and Geographical Information
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
Sybase’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses or savings; interest income, interest expense and other, net; the provision for income taxes, and minority interests are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment.
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate transactions/activities(expenditures or cost savings) that are not specifically allocated to the segments including reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003.

Prior to 2003, the Company did not track its restructuring activities by segment and it is impracticable to now do so with respect to these prior activities. Accordingly, reversals of expenses associated with restructuring activities undertaken before 2003 are not included in segment level operating results, but instead included in the total for unallocated cost savings. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company has allocated the costs associated with 2004 and 2003 restructuring activities to each reportable segment. Additionally, the Company has allocated restructuring expenses incurred in accordance with SFAS 112, “Employer’s Accounting for Post employment Benefits,” to each reportable segment.
Segment license and service revenues include transactions between iAS and IPG, The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction, with corresponding intercompany revenue recorded by iAS together with costs of providing the product or service. The excess of revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. Total transactions between the segments are captured in “Eliminations.”
A summary of the segment financial information reported to the CEO for the year ended December 31, 2005 is presented below (in thousands):

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$201,107	$48	$—	$201,155
Mobile and Embedded	32,171	54,501	—	86,672
Financial Fusion products	3,868	—	—	3,868

Subtotal license fees	237,146	54,549	—	291,695
Intersegment license revenues	86	26,854	(26,940)	—

Total license fees	237,232	81,403	(26,940)	291,695

Services
Direct service revenue	462,575	38,981	—	501,556
Financial Fusion services	25,444	—	—	25,444
Intersegment service revenues	59	26,907	(26,966)	—

Total services	488,078	65,888	(26,966)	527,000

Total revenues	725,310	147,291	(53,906)	818,695

Total allocated costs and expenses before amortization of other purchased intangibles and purchased technology and cost of restructure	613,912	116,402	(53,906)	676,408

Operating income before amortization of other purchased intangibles and purchased technology and cost of restructure	111,398	30,889	—	142,287
Amortization of other purchased intangibles	2,000	4,639	—	6,639
Amortization of purchased technology	7,224	4,626	—	11,850

Operating income before cost of restructure and unallocated costs (2)	102,174	21,624	—	123,798
Cost of restructure – 2005 Activity	284	—	—	284

Operating income before unallocated costs	101,890	21,624	—	123,514
Unallocated costs				1,574

Operating income				121,940
Interest income, interest expense and other, net				14,824
Minority interest				(49)

Income before income taxes				$136,715

A summary of the segment financial information reported to the CEO for the year ended December 31, 2004 is presented below (in thousands):

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$192,588	$87	$—	$192,675
Mobile and Embedded	31,152	44,536	—	75,688
Financial Fusion products	7,509	—	—	7,509

Subtotal license fees	231,249	44,623	—	275,872
Intersegment license revenues	117	26,063	(26,180)	—

Total license fees	231,366	70,686	(26,180)	275,872

Services
Direct service revenue	469,616	21,631	—	491,247
Financial Fusion services	21,417	—	—	21,417
Intersegment service revenues	11	27,007	(27,018)	—

Total services	491,044	48,638	(27,018)	512,664

Total revenues	722,410	119,324	(53,198)	788,536

Total allocated costs and expenses before amortization of other purchased intangibles and purchased technology and cost of restructure	610,009	100,428	(53,198)	657,239

Operating income before amortization of other purchased intangibles and purchased technology and cost of restructure	112,401	18,896	—	131,297
Amortization of other purchased intangibles	2,000	3,139	—	5,139
Amortization of purchased technology	14,924	2,894	—	17,818

Operating income before cost of restructure and unallocated savings	95,477	12,863	—	108,340
Cost of restructure – 2004 Activity	19,016	140	—	19,156

Operating income before unallocated savings	76,461	12,723	—	89,184
Unallocated savings				(208)

Operating income				89,392
Interest income, interest expense and other, net				11,574

Income before income taxes				$100,966

A summary of the segment financial information reported to the CEO for the year ended December 31, 2003 is presented below (in thousands):

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$210,049	$763	$—	$210,812
Mobile and Embedded	26,049	33,807	—	59,856
Financial Fusion products	4,149	—	—	4,149

Subtotal license fees	240,247	34,570	—	274,817
Intersegment license revenues	86	21,778	(21,864)	—

Total license fees	240,333	56,348	(21,864)	274,817

Services
Direct service revenue	475,115	10,212	—	485,327
Financial Fusion services	17,918	—	—	17,918
Intersegment service revenues	—	25,691	(25,691)	—

Total services	493,033	35,903	(25,691)	503,245

Total revenues	733,366	92,251	(47,555)	778,062

Total allocated costs and expenses before amortization of other purchased intangibles and purchased technology and cost of restructure	635,346	72,362	(47,555)	660,153

Operating income before amortization of other purchased intangibles and purchased technology and cost of restructure	98,020	19,889	—	117,909

Amortization of other purchased intangibles	2,000	—	—	2,000
Amortization of purchased technology	14,924	333	—	15,257

Operating income before cost of restructure and unallocated	81,096	19,556	—	100,652
Cost of restructure – 2003 Activity	9,212	341	—	9,553

Operating income before unallocated costs	71,884	19,215	—	91,099
Unallocated savings				(13,230)

Operating income				104,329
Interest income, interest expense and other, net				13,766

Income before income taxes				$118,095

Geographic Information
The Company operates in one industry (the development and marketing of computer software and related services) and markets its products and services internationally through both foreign subsidiaries and distributors located in the United States, Europe, Asia, Australia, Canada, New Zealand, and Latin America. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America. The following table presents a summary of annual revenues and net long-lived assets excluding deferred tax assets by geographic region (in thousands):

	2005	2004	2003
Revenues:
Unaffiliated customers:
United States	$441,809	$426,626	$425,834
Europe	233,524	220,441	212,774
Other	143,362	141,469	139,454

Total	$818,695	$788,536	$778,062

Long-lived assets, net:
United States	$571,976	$435,003	$423,508
Europe	13,572	10,082	12,483
Other	26,237	30,115	12,377

Total	$611,785	$475,200	$448,368

Note Eleven: Business Combinations
On October 26, 2005, the Company completed its acquisition of Extended Systems Incorporated, a publicly held corporation that provides mobile application software for the enterprise, for approximately $70.7 million in cash. The Company used approximately $70.1 million in cash to acquire Extended Systems’ outstanding stock. Additional purchase related costs were approximately $0.6 million. As a result of the acquisition, Sybase expects to strengthen its Unwired Enterprise offering by expanding the Company’s ability to enable organizations to streamline business processes through mobile technology. The acquisition also provides Sybase with an entry into new market segments through Extended Systems’ mobile device solutions that enable manufacturers and partners to integrate wireless connectivity and synchronization capabilities, Bluetooth, IrDA and OMA, into mobile devices. The results of Extended Systems are included in the Company’s iAS reporting segment from October 27, 2005 onward.
The excess of the purchase price over the fair value of the net tangible assets acquired is approximately $76.2 million. Of the estimated $76.2 million excess, $23.6 million was allocated to developed technology, $7.7 million was allocated to customer lists, and $44.9 million was allocated to goodwill. The developed technology and customer lists were assigned useful lives of six years. The Company’s basis for determining its allocation included consideration of a valuation prepared by an independent third-party appraiser. This independent appraiser also assisted the Company in determining the appropriate useful life with the intangible assets acquired. Included in goodwill is approximately $9.4 million which has an offsetting amount allocated to long-term deferred tax liability for the amortization of the developed technology, and customer lists, which is not deductible for tax purposes.

Based on an independent valuation prepared using estimates and assumptions provided by the Company, the total purchase price of approximately $70.7 million was allocated as follows:

(In millions)
Cash and cash equivalents	$10.3
Accounts receivable, net	9.3
Other current assets	0.8
Property, equipment and improvements	4.1
Deferred income taxes	(9.4)
Developed technology	23.6
Customer lists	7.7
Goodwill	44.9
Other assets	0.1
Other current accrued liabilities	(15.9)
Other long-term liabilities	(4.8)

$70.7
The following unaudited pro forma financial information presents the combined results of operations of Sybase and Extended Systems as if the acquisition of Extended Systems had occurred as of the beginning of 2005 and 2004, respectively. The pro forma financial information gives effect to certain adjustments, including the amortization of purchased intangibles and the elimination of Extended Systems’ amortization of purchased intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

	Twelve	Twelve
	Months	Months
	Ended	Ended
(In thousands, except per share data)	12/31/05	12/31/04
Revenue	$853,102	$822,447
Net income	$75,645	$61,930
Basic net income per share	$0.84	$0.65
Diluted net income per share	$0.81	$0.63
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

Note Twelve: Litigation
Sybase is a party to various legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including those legal matters described below, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at December 31, 2005. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
A former employee, who was terminated as part of a position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Plaintiff’s counsel has filed a motion for $40,000 in costs which was reduced by the judge’s award to $16,000 Plaintiff filed its motion for attorney’s fees for the trial and was awarded $620,601.00 in attorney fees on July 20, 2005. An additional fee award for the argument of post-trial motions was granted in the amount of $75,000. Sybase filed a notice of appeal of the $1,345,000 jury verdict, as well as the fee and cost awards. Sybase filed its opening brief in the appeal on January 27, 2006.
On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismissing the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The appellate court upheld the judgment in part and reversed in part. The matter is now scheduled to proceed to trial on Per Se’s fraud and indemnity claims on June 13, 2006.
Note Thirteen: Restructuring Costs
2004 Restructuring Actions
In the third quarter of 2004, the Company embarked on a restructuring plan (2004 Plan) aimed at reducing its annual expenses (primarily employee related) by approximately $15 million. These 2004 Plan activities include the termination of approximately 140 employees worldwide, the closure or consolidation of 5 facilities worldwide and the write-off of certain enterprise software purchased from a third party. The Company recorded restructuring charges of $18.6 million during 2004 to reflect these activities. The charges relating to future lease costs, reduced by estimated sublease payments, were recorded at present value.

The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2004 restructuring plan through December 31, 2005:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts		at
(Dollars in millions)	12/31/04	paid	Amounts Accrued	12/31/05
Termination payments to employees and other related costs	$0.3	$0.3	$—	$—
Lease cancellations and commitments	7.2	2.2	0.1	5.1

	$7.5	$2.5	$0.1	$5.1

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
In 2005, the Company recognized additional restructure charges of $0.1 million related to lease commitments to reflect the difference between the discounted amounts accrued and the actual payments.
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
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through December 31, 2005:

	Accrued			Accrued
	liabilities			liabilities
	at	Amounts	Amounts	at
(Dollars in millions)	12/31/04	paid	Accrued	12/31/05
Lease cancellations and commitments	0.2	0.1	0.2	0.3
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
During 2005, the Company recorded restructuring charges of $0.2 million, primarily related to revisions to expected sublease income associated with a property located in Germany.

2002 Restructuring Activities
During the third and fourth quarters of 2002 the Company instituted a Restructuring Plan (2002 Plan) aimed at reducing its annual payroll and facilities-related expenses by approximately $24.0 million. The Company recorded restructuring charges of $36.5 million during 2002 to reflect these activities. These activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries. During 2004 and 2005, the Company recorded additional restructuring charges of $3.7 million related to revisions to expected sublease income associated with a property located in Colorado. Due to the length of some of the lease terms and the uncertainty of the real estate market, the Company expects to make periodic adjustments to the accrual balance to reflect changes in its estimates, and to reflect actual events as they occur.
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through December 31, 2005:

				Accrued
	Accrued			liabilities
	liabilities	Amounts	Amounts	at
(Dollars in millions)	at 12/31/04	paid	Accrued	12/31/05
Lease cancellations and commitments	12.7	2.7	0.5	10.5

Other	0.2		—	0.2

	$12.9	$2.7	$0.5	$10.7

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
2001 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with certain 2001 restructuring activities through December 31, 2005:

Accrued
	Accrued			liabilities
	liabilities	Amounts		at
(Dollars in millions)	at 12/31/04	paid	Amounts accrued	12/31/05
Lease cancellations and Commitments	$7.3	$4.0	$0.3	$3.6
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
During 2005, the Company recorded additional charges of $0.3 million, primarily related to revisions to expected sublease income associated with a property located in Colorado.
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

During 2004, Sybase was able to sublease the Hayward facilities on terms more favorable than those anticipated when the applicable accruals were recorded. As a result, the Company revised its estimates and reversed accrued restructuring liabilities related to these facilities. The Company recorded net reversals of $2.7 million in restructuring accruals by a corresponding credit to operating expense. The net reversal included additional charges of $0.2 million related to the Chicago, Illinois facility and reversals of $2.9 million related to the Hayward, California facilities, where the Company was able to locate a suitable subtenant.
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to AvantGo’s restructuring actions:

	Accrued		Accrued
	liabilities		liabilities
	at	Amounts	at
(Dollars in millions)	12/31/04	paid	12/31/05
Lease cancellations and Commitments	$3.4	$1.3	$2.1
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
Note Fifteen: Convertible Subordinated Notes
On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $6.9 million in 2005, excluding amortization of debt issuance costs totaling $1.2 million.
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
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at December 31, 2005. This asset will be amortized into interest expenses on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method.
The Company used $125.0 million of the offering proceeds to repurchase approximately 6.7 million shares of its common stock.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2005	2005	2005	2005	2005
Revenues:
License fees	$62,708	$67,915	$69,739	$91,333	$291,695
Services	129,203	136,493	129,588	131,716	527,000

Total revenues:	191,911	204,408	199,327	223,049	818,695
Costs and expenses:
Cost of license fees	14,258	11,721	10,993	14,584	51,556
Cost of services	40,340	39,928	37,980	38,077	156,325
Sales and marketing	59,578	65,360	59,655	65,410	250,003
Product development and engineering	33,527	34,305	34,932	36,247	139,011
General and administrative	22,233	23,077	23,873	22,923	92,106
Amortization of other purchased Intangibles	1,677	1,677	1,677	1,608	6,639
Cost (reversal) of restructure	(8)	289	21	813	1,115

Total costs and expenses	171,605	176,357	169,131	179,662	696,755

Operating income	20,306	28,051	30,196	43,387	121,940
Interest income, expense, and other, net	3,108	3,631	3,881	4,204	14,824
Minority interest	—	—	—	(49)	(49)

Income before income taxes	23,414	31,682	34,077	47,542	136,715
Provision for income taxes	10,068	15,827	6,090	19,147	51,132

Net income	$13,346	$15,855	$27,987	$28,395	$85,583

Basic net income per share	$0.14	$0.18	$0.31	$0.32	$0.95
Diluted net income per share	$0.14	$0.17	$0.30	$0.31	$0.92

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2004	2004	2004	2004	2004
Revenues:
License fees	$57,905	$60,427	$70,380	$87,160	$275,872
Services	125,254	127,603	128,338	131,469	512,664

Total revenues:	183,159	188,030	198,718	218,629	788,536
Costs and expenses:
Cost of license fees	13,580	15,558	15,566	16,091	60,795
Cost of services	41,629	41,517	39,757	39,113	162,016
Sales and marketing	58,240	62,194	59,254	63,090	242,778
Product development and engineering	30,667	29,141	29,114	31,037	119,959
General and administrative	20,943	22,634	24,034	23,506	91,117
Amortization of other purchased Intangibles	500	1,285	1,677	1,677	5,139
Reversal of purchase accounting accrual	—	—	(2,677)	—	(2,677)
Cost (reversal) of restructure	125	(253)	10,479	9,666	20,017

Total costs and expenses	165,684	172,076	177,204	184,180	699,144

Operating income	17,475	15,954	21,514	34,449	89,392
Interest income, expense, and other, net	3,589	2,387	2,518	3,080	11,574

Income before income taxes	21,064	18,341	24,032	37,529	100,966
Provision for income taxes	7,879	5,519	6,201	13,417	33,016

Net income	$13,185	$12,822	$17,831	$24,112	$67,950

Basic net income per share	$0.14	$0.13	$0.19	$0.26	$0.71
Diluted net income per share	$0.13	$0.13	$0.19	$0.25	$0.69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Report of Management on Internal Controls over Financial Reporting
See Financial Statements and Supplementary Data — Report of Management on Internal Controls over Financial Reporting. Part II, Item 8.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures at December 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Current Executive Officers
Our executive officers are identified in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2006 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2005.

Identification of Directors
Our directors are identified under the section entitled “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2006 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2005.
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
Certifications
Pursuant to NYSE Rule 303A.12(a), in 2005 the Company submitted a CEO certification to the NYSE regarding compliance with NYSE Corporate Governance Listing Standards. No qualifications were included in this report. Exhibits 31.1 and 31.2 to this Form 10-K contain certifications of the Company’s CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 32 to this Form 10-K contains certifications of the Company’s CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
     2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2005, 2004, and 2003 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8, and related Notes.
     3. Exhibits. See the response under Item 15(c) below. All management contracts and compensatory plans filed as exhibits are indicated as such in Item 15(c).
(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K.
(c) Schedules. Form 10-K

Page
II Valuation and Qualifying Accounts	82
Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
SYBASE, INC.

				Translation
	Beginning	Charged to		Adjustments and	Ending
(Dollars in thousands)	Balance	Operations (A)	Write-offs (B)	Other	Balance
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,852	$2,263	$(1,480)	$16	$2,651

Year ended December 31, 2004:
Allowance for doubtful accounts	$4,145	$(595)	$(2,022)	$324	$1,852

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,507	$3,331	$(5,841)	$1,148	$4,145

A	Sales returns and credit memos allowances

B	Uncollectible accounts written off and recoveries
The required information regarding the valuation allowance for deferred tax assets is included in Note Eight to the Consolidated Financial Statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

SYBASE, INC.

	By:	/S/ JOHN S. CHEN

March 15, 2006	John S. Chen
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

Signature	Title	Date

/S/ JOHN S. CHEN	Chairman of the Board, Chief Executive Officer	March 15, 2006
(John S. Chen)	(Principal Executive Officer), President and Director

/S/ PIETER A. VAN DER VORST	Senior Vice President and Chief Financial Officer	March 15, 2006
(Pieter A. Van der Vorst)	(Principal Financial Officer)

/S/ JEFFREY G. ROSS	Vice President and Corporate Controller	March 15, 2006
(Jeffrey G. Ross)	(Principal Accounting Officer)

/S/ RICHARD C. ALBERDING	Director	March 15, 2006
(Richard C. Alberding)

/S/ CECILIA CLAUDIO	Director	March 15, 2006
(Cecilia Claudio)

/S/ L. WILLIAM KRAUSE	Director	March 15, 2006
(L. William Krause)

/S/ ALAN B. SALISBURY	Director	March 15, 2006
(Alan B. Salisbury)

/S/ JACK E. SUM	Director	March 15, 2006
(Jack E. Sum)

/S/ ROBERT P. WAYMAN	Director	March 15, 2006
(Robert P. Wayman)

/S/ LINDA K. YATES	Director	March 15, 2006
(Linda K. Yates)

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Reorganization dated as of November 29, 1999, among the Company, On-Line Financial Services, Inc., and Home Financial Network, Inc.

2.2 (2)	Agreement and Plan of Merger dated as of February 20, 2001, among the Company, New Era of Networks, Inc., and Neel Acquisition Corp.

2.3 (3)	Agreement and Plan of Merger dated as of December 19, 2002, by and among the Company, Seurat Acquisition Corporation and AvantGo, Inc.

2.4 (12)	Agreement and Plan of Merger dated as of July 28, 2005, by and among the Company, Ernst Acquisition Corporation and Extended Systems Incorporated.

3.1 (4)	Restated Certificate of Incorporation of the Company, as amended.

3.2 (5)	Bylaws of the Company, amended and restated as of February 4, 2004.

4.1 (6)	Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.2 (7)	Amendment No. 1 dated as of February 14, 2005 to the Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.3 (8)	Indenture dated as of February 22, 2005 between the Company and U.S. Bank National Association, as Trustee (including form of 1.75% Convertible Subordinated Notes due 2025).

4.4 (8)	Registration Rights Agreement dated as of February 22, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.1 (9)*	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan.

10.2 (9)*	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan.

10.3 (9)*	Convoy Corporation 1997 Stock Option Plan.

10.4 (9)*	Microscript, Inc. 1997 Stock Option Plan.

10.5 (10)*	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.6 (11)*	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended.

10.7*	Sybase, Inc. 401(k) Plan, as amended.

10.8*	Amendment No. 1 to the Sybase, Inc. 401(k) Plan dated December 22, 2005.

10.9 (14)*	Sybase, Inc. 1992 Director Stock Option Plan, as amended.

10.10 (9)*	Sybase, Inc. 2001 Director Stock Option Plan.

10.11 (5)*	Executive Deferred Compensation Plan, as amended December 5, 2003.

10.12*	Amendment No. 1 to the Executive Deferred Compensation Plan, dated November 3, 2005.

10.13 (9)*	Sybase, Inc. 1996 Stock Plan, as amended.

Exhibit No.	Description

10.14 (21)*	Form of Indemnification Agreement

10.15 (14)*	Form of Amended and Restated Change of Control Agreement (standard version).

10.16 (14)*	Form of Amended and Restated Change of Control Agreement (enhanced version).

10. 17(20) *	Amended and Restated 1991 Employee Stock Purchase Plan, as amended February 2, 2005 and Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended February 2, 2005.

10.18 (14)*	Amended and Restated Employment Agreement between the Company and John S. Chen dated as of June 11, 2001.

10.19 (13)*	Addendum to John Chen Amended and Restated Employment Agreement dated August 20, 2002.

10.20 (18)*	Amended and Restated Sybase, Inc. 1999 Nonstatutory Stock Plan.

10.21 (16)*	Home Financial Network, Inc. 1995 Stock Plan, and form of Stock Option Agreement.

10.22 (17)	Corporate Headquarters Lease, dated January 28, 2000, between the Company and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.23 (14)	Amendment to Corporate Headquarters Lease, dated December 13, 2001, between the Company and WDS-Dublin, LLC.

10.24 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of 401(k) Plan.

10.25 (5)	First Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan, dated as of April 1, 2002.

10.26	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan, dated as of February 11, 2005.

10.27 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan.

10.28 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of the Sybase Executive Deferred Compensation Plan.

10.29 (5)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan.

10.30	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan, dated as of February 11, 2005.

10.31 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan.

Exhibit No.	Description

10.32 (17)*	Financial Fusion, Inc. 2000 Stock Option Plan.

10.33 (14)*	Financial Fusion, Inc. 2001 Stock Option Plan.

10.34 (14)*	iAnywhere Solutions, Inc. Stock Option Plan.

10.35 (14)*	Form of Notice of Grant and Restricted Stock Purchase Agreement.

10.36 (13)*	Offer Letter of Thomas Volk dated September 5, 2002.

10.37 (5)*	Retention Letter of Steven M. Capelli dated as of January 2, 2001.

10.38 (5)*	Executive Financial Planning and Services Program for Section 16 Officers, effective as of February 5, 2003.

10.39 (5)*	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc., as Amended and Restated as of May 1, 2003.

10.40 (20)*	Amended and Restated Sybase, Inc. 2003 Stock Plan.

10.41 (19)*	Letter dated January 31, 2006 to John Chen regarding 2006 compensation.

10.42 (19)*	Letter dated January 31, 2006 to Marty Beard regarding 2006 compensation.

10.43 (19)*	Letter dated January 31, 2006 to Raj Nathan regarding 2006 compensation.

10.44 (19)*	Letter dated January 31, 2006 to Pieter Van Der Vorst regarding 2006 compensation.

10.45 (19)*	Letter dated January 31, 2006 to Thomas Volk regarding 2006 compensation.

10.46 (21)	Purchase Agreement, dated February 15, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24 (22)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management Contract or Compensatory Plan.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed on January 31, 2000.

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-4 filed March 15, 2001.

(3)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(4)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 9, 1994 (file no. 33-75462), as amended by the Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Sybase, Inc., attached as Exhibit 3.3 to Form 8-A filed on August 5, 2002.

(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on February 17, 2005.

(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(10)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (file no. 333-83271) filed July 20, 1999.

(12)	Incorporated by reference to the Exhibits filed with the Schedule 13D the Company filed August 8, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(14)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 20, 1999.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 20, 2000.

(17)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on August 25, 2004.

(19)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 3, 2006.

(20)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on July 29, 2005.

(21)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(22)	Incorporated by reference to the signature page of this Report on Form 10-K.