Form 10-Q
period 2006-03-31
SYBASE INC
filed 2006-05-10
CIK 768262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On April 30, 2006, 89,999,905 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include the performance of the global economy and growth in software industry sales; market acceptance of the Company’s products and services; customer and industry analyst perception of the Company and its technology vision and future prospects; shifts in our business strategy; interoperability of our products with other software products; the success of certain business combinations engaged in by us or by competitors; political unrest or acts of war; possible disruptive effects of organizational or personnel changes; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and “MD&A — Future Operating Results,” Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
We are headquartered at One Sybase Drive, Dublin, CA 94568, and the telephone number at that location is (925) 236-5000. Our internet address is www.sybase.com. We make available, free of charge, through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Quarterly Report on Form 10-Q.
Sybase, Adaptive Server Enterprise, Avaki, AvantGo, Dejima, Extended Systems, Financial Fusion, Mirror Activator, New Era of Networks, and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2005
Current assets:
Cash and cash equivalents	$505,903	$398,741
Short-term cash investments	312,513	342,247

Total cash, cash equivalents and short-term cash investments	818,416	740,988
Restricted cash	2,707	2,773
Accounts receivable, net	136,894	167,790
Deferred income taxes	4,691	5,523
Prepaid expenses and other current assets	23,149	16,876

Total current assets	985,857	933,950
Long-term cash investments	84,049	118,948
Restricted long-term cash investments	2,600	2,600
Property, equipment and improvements, net	58,178	59,178
Deferred income taxes	27,040	24,879
Capitalized software, net	66,211	65,911
Goodwill	239,308	238,864
Other purchased intangibles, net	83,589	87,562
Other assets	39,818	38,722

Total assets	$1,586,650	$1,570,614

Current liabilities:
Accounts payable	$10,357	$10,353
Accrued compensation and related expenses	37,556	51,983
Accrued income taxes	27,510	31,398
Other accrued liabilities	69,452	78,040
Deferred revenue	226,728	188,929

Total current liabilities	371,603	360,703
Other liabilities	40,871	40,339
Long-term deferred revenue	4,947	5,663
Minority interest	5,079	5,079
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 89,818,922 outstanding (2005-105,337,362 shares issued and 90,531,145 outstanding)	105	105
Additional paid-in capital	946,235	953,771
Accumulated earnings	29,952	16,195
Accumulated other comprehensive income	20,840	19,231
Cost of 15,518,440 shares of treasury stock (2005-14,806,217 shares)	(292,982)	(277,510)
Unearned compensation	—	(12,962)

Total stockholders’ equity	704,150	698,830

Total liabilities and stockholders’ equity	$1,586,650	$1,570,614

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, per share data)	2006	2005
Revenues:
License fees	$66,888	$62,708
Services	128,120	129,203

Total revenues	195,008	191,911
Costs and expenses:
Cost of license fees	12,792	14,258
Cost of services	38,352	40,340
Sales and marketing	61,355	59,578
Product development and engineering	36,997	33,527
General and administrative	24,987	22,233
Amortization of other purchased intangibles	1,546	1,677
Cost (Reversal) of restructure	34	(8)

Total costs and expenses	176,063	171,605

Operating income	18,945	20,306
Interest income	8,602	4,995
Interest expense and other, net	(2,544)	(1,887)

Income before income taxes	25,003	23,414
Provision for income taxes	7,751	10,068

Net income	$17,252	$13,346

Basic net income per share	$0.19	$0.14

Shares used in computing basic net income per share	89,637	92,669

Diluted net income per share	$0.19	$0.14

Shares used in computing diluted net income per share	92,041	95,134

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Cash and cash equivalents, beginning of year	$398,741	$321,417
Cash flows from operating activities:
Net income	17,252	13,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,012	20,539
(Gain) Loss on disposal of assets	(381)	327
Deferred income taxes	(1,329)	(2,083)
Stock-based compensation – restricted stock	1,956	1,457
Stock-based compensation – all other	3,469	—
Amortization of note issuance costs	492	202
Changes in assets and liabilities:
Accounts receivable	31,048	29,853
Other current assets	(6,273)	(6,527)
Other assets – operating	(1,589)	877
Accounts payable	4	595
Accrued compensation and related expenses	(14,427)	(11,486)
Accrued income taxes	(3,678)	9,472
Other accrued liabilities	(8,851)	(7,747)
Deferred revenues	37,083	19,058
Other liabilities	582	2,082

Net cash provided by operating activities	73,370	69,965
Cash flows from investing activities:
(Increase) Decrease in restricted cash	66	(82)
Purchases of available-for-sale cash investments	(171,467)	(404,594)
Maturities of available-for-sale cash investments	101,297	99,297
Sales of available-for-sale cash investments	134,618	451
Business combinations, net of cash acquired	(23)	—
Purchases of property, equipment and improvements	(4,622)	(3,757)
Proceeds from sale of fixed assets	2	10
Capitalized software development costs	(8,542)	(9,588)
Decrease in other assets – investing	1	1

Net cash provided by (used for) investing activities	51,330	(318,262)
Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	—	450,529
Repayments of long-term obligations	(14)	—
Payments on capital lease	(77)	(79)
Net proceeds from the issuance of common stock and reissuance of treasury stock	5,699	10,085
Purchases of treasury stock	(24,665)	(129,942)

Net cash provided by (used for) financing activities	(19,057)	330,593
Effect of exchange rate changes on cash	1,519	(8,827)

Net increase in cash and cash equivalents	107,162	73,469

Cash and cash equivalents, end of period	505,903	394,886
Cash investments, end of period	396,562	496,409

Total cash, cash equivalents and cash investments, end of period	$902,465	$891,295

Supplemental disclosures:
Interest paid	$5,544	$335
Income taxes paid, net of refunds	$9,900	$1,723
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as described below) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2005 has been prepared from the Company’s audited consolidated financial statements.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.
As discussed in Note 2 “Stock-Based Compensation,” the Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) on January 1, 2006 using the modified prospective transition method. Accordingly, net income for the three months ended March 31, 2006 includes $5.4 million in stock-based employee compensation expense before income taxes for stock options, restricted option and stock grants, and stock appreciation rights. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
On January 1, 2006 the Company adopted the FASB Staff positions FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the FSPs). The FSPs were issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other then temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, In accordance with the provisions of the FSPs, the Company did not realize impairment losses related to unrealized losses on debt securities as a charge to income as it has the ability and intent to hold the securities until a recovery of fair value, which may be maturity (see Note 4 to the Condensed Consolidated Financial Statements). Prior to the issuance of the FSPs and the nullification of certain provisions of the EITF, the Company recognized impairments losses as a charge to income when an individual security had been in a loss position for two consecutive quarters.
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At March 31, 2006, an aggregate of 7,985,748 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date), three months after termination of employment, two years after death, or one year after permanent disability. Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Prior to January 1, 2006, the Company applied the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company in prior periods generally only recorded share-based employee compensation expense relating to restricted stock grants. The Company was also not required to record compensation expense in connection with its Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that was recognized for the three months ended March 31, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
Impact of the Adoption of SFAS 123(R)
The following table summarizes the stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded on the Company’s results of operations in accordance with SFAS 123(R) for the three months ended March 31, 2006.

Three
Months
Ended
Dollars in thousands, except per share data)	March 31, 2006
Cost of services	$680
Sales and marketing	996
Product development and engineering	593
General and administrative	3,156

Stock-based compensation expense included in total costs and expenses	5,425
Tax benefit related to stock-based compensation expense	1,320

Stock-based compensation expense included in net income	$4,105

Reduction of net income per share:
Basic	$0.05
Diluted	$0.04
Prior to the adoption of SFAS 123(R), the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows.
Determining Fair Value
Valuation and Amortization Method. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes option valuation model and a single option award approach. The fair value on all options are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods. Expected Term. The expected term of options and stock appreciation rights granted represents the period of time that they are expected to be outstanding. The Company estimated the expected term of options granted based on historical exercise patterns, which the Company believes are representative of future behavior.
Expected Volatility. Prior to the second quarter of 2005, the Company estimated the volatility factors for stock options considering the historical volatility of its stock over the most recent four year period, which was approximately equal to the average expected life of its options. Beginning in the second quarter of 2005 the Company estimated the volatility of its options and stock appreciation rights considering both the historical volatility of its stock over the most recent four year period and the prices of publicly traded options, which the Company believes provides a more accurate estimate of expected volatility factors over the life of the options. Risk-Free Interest Rate. The Company based its risk free interest rate on the average of the 3 and 5 year treasury rates as published by the Federal Reserve.
Dividends. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.
Forfeitures. SFAS 123(R) requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company used the following assumptions to estimate the fair value of options, restricted stock and stock appreciation rights granted for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Expected volatility	28.38%	49.91%
Risk-free interest rates	4.48%	3.75%
Expected term (years)	3.91	4.25
Expected dividend yield	—	—
Price data and activity for the Company’s option plans during the three months ended March 31, 2006, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) and restricted shares are summarized as follows:

	Outstanding Options,
	Stock Appreciation
	Rights and Restricted	Weighted Average
	Shares	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2005	14,762,614	$15.59
Granted	1,066,198	15.61
Exercised	(509,177)	11.21
Forfeited or expired	(229,039)	20.55

Balance at March 31, 2006	15,090,596	$15.65

The weighted average fair value of options, restricted stock, and stock appreciation rights granted during the three months ended March 31, 2006 was $10.65 per share. Options outstanding and exercisable at March 31, 2006 were as follows:

	Options & Restricted Stock Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Ranges of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercisable Prices	Shares	Life	Price	Value	Shares	Life	Price	Value

$0.00 to $9.93	2,860,152	6.46	$4.22	$48,330,959	1,262,053	4.73	$8.89	$15,439,556
$10.10 to $14.10	2,730,268	5.69	$11.65	25,867,859	2,615,204	5.58	$11.58	24,960,007
$14.19 to $18.85	3,061,909	6.71	$16.72	13,472,762	2,058,134	6.19	$16.45	9,607,224
$18.94 to $20.72	2,613,824	6.13	$19.93	3,103,534	1,344,433	5.42	$19.98	1,527,959
$20.77 to $23.94	2,788,509	5.16	$22.49	6,685	1,861,192	4.34	$22.86	2,385
$24.75 to $28.13	1,035,934	4.75	$25.38	—	1,035,951	4.75	$25.38	—

$0.00 to $28.13	15,090,596	5.96	$15.65	$90,781,799	10,176,967	5.27	$16.81	$51,537,131

The Company defines in-the-money options at March 31, 2006 as options that had exercise prices that were lower than the $21.12 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 11.3 million shares that were in-the-money at that date. There were 7.3 million in-the-money options exercisable at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $5.3 million, determined as of the date of exercise.
At March 31, 2006, the Company had 1,515,000 non-vested restricted option and stock grants that had a weighted average grant date fair value of $18.90 per share. At December 31, 2005, the Company had 1,303,200 non-vested restricted options and stock grants that had a weighted average grant date fair value of $18.00 per share.
Price data and activity for the FFI stock option plans during the three months ended March 31, 2006 are summarized as follows:

		Weighted Average
	Outstanding Options	Exercise Price
	Number of Shares	Per Share
Balance at December 31, 2005	7,175,320	$3.38
Forfeited or expired	(300,828)	1.13

Balance at March 31, 2006	6,874,492	$3.48

The following table summarizes information about the FFI stock options outstanding at March 31, 2006:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable Prices	Shares	Life	Price	Shares	Price
$0.75	915,749	6.84	$0.75	771,352	$0.75
$0.78	1,555,028	7.41	$0.78	1,157,031	$0.78
$5.00	4,403,715	4.57	$5.00	4,378,681	$5.00

$0.75 to $5.00	6,874,492	5.51	$3.48	6,307,064	$3.71

There are no intrinsic values for FFI stock options as of March 31, 2006
Price data and activity for the iAS Plan during the three months ended March 31, 2006 are summarized as follows:

		Weighted Average
	Outstanding Options	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2005	11,516,699	$2.51
Forfeited or expired	(949,178)	2.51

Balance at March 31, 2006	10,567,521	$2.51

At March 31, 2006 there were 9,698,052 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at March 31, 2006 was 5.83 years. The weighted average remaining contractual life of the options exercisable at March 31, 2006 was 5.67 years. There are no intrinsic values for iAS stock options as of March 31, 2006.
The Company recorded $3.5 million in stock-based compensation expense for stock options and stock appreciation rights and $1.9 million in stock-based compensation expense for restricted option and stock grants in its results of operations for the three months ended March 31, 2006. As of March 31, 2006, there was $40.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.4 years.
The Company received $5.7 million in cash from option exercises for the three months ended March 31, 2006. Due primarily to the Company’s ongoing program of repurchasing its common stock on the open market, at March 31, 2006 the Company had 15.5 million treasury shares. The Company satisfies option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed above, the Company accounted for stock-based employee compensation under SFAS 123(R)’s fair value method during the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25. Accordingly, the Company had recorded no stock-based compensation expense for the Company’s fixed stock option plans (including the Financial Fusion, Inc. (FFI) and iAnywhere Solutions, Inc. (iAS) stock plans) and the Company’s employee stock purchase plan for the three months ended March 31, 2005. The following table illustrates the effect on the Company’s net income and net income per share for the three months ended March 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model.

Three
Months
Ended
(Dollars in thousands, except per share data)	3/31/05
As reported net income – stock-based employee compensation determined using the intrinsic value method	$13,346
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	1,457
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(4,451)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$10,352
Basic net income per share
As reported	$0.14
Pro forma	0.11
Diluted net income per share
As reported	$0.14
Pro forma	0.11
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

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005
Net income	$17,252	$13,346

Basic net income per share	$0.19	$0.14

Shares used in computing basic net income per share	89,637	92,669

Diluted net income per share	$0.19	$0.14

Shares used in computing basic net income per share	89,637	92,669
Dilutive effect of stock options	2,404	2,465

Shares used in computing diluted net income per share	92,041	95,134

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 5.6 million and 6.2 million for the three month periods ended March 31, 2006 and March 31, 2005, respectively. In 2006, the Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive. In 2005, the Company excluded shares with exercise prices that were greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect was anti-dilutive. In addition, the computation of diluted earnings per share excludes the impact of a conversion value excess related to the Company’s convertible subordinated debt as conversion requirements have not yet been met. See Note 10 — Convertible Subordinated Debt.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended March 31,
(In thousands)	2006	2005
Net income	$17,252	$13,346
Foreign currency translation gains/(losses)	1,982	(10,973)
Unrealized losses on marketable securities	(373)	(250)

Comprehensive income	$18,861	$2,123

The Company’s foreign currency translation gains/(losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies.

5. Segment Information. Through the first quarter of 2005, the Company was organized into three separate reportable business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions; and Financial Fusion, Inc. (FFI), which delivers integrated banking, payment and trade messaging solutions to large financial institutions. Beginning in the second quarter of 2005, the FFI segment was integrated into the IPG segment to enable the Company to better leverage and optimize its engineering, R&D and technical resources to support the FFI product line and to promote synergies between the FFI and IPG technical resources. The results of the FFI business are now reported in the results of the IPG segment. The Company has restated all earlier periods reported to reflect the segment change made in the second quarter of 2005.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate transactions/activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003.
Segment license and service revenues include transactions between iAS and IPG, The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction, with corresponding inter-company revenue recorded by iAS together with costs of providing the product or service. The excess of revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. Total transactions between the segments are captured in “Eliminations.”

A summary of the segment financial information reported to the CEO for the three months ended March 31, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$44,175	$39	—	$44,214
Mobile and Embedded	5,253	17,421	—	22,674

Subtotal license fees	49,428	17,460	—	66,888
Intersegment license revenues	22	4,348	(4,370)	—

Total license fees	49,450	21,808	(4,370)	66,888
Services
Direct service revenue	116,837	11,283	—	128,120
Intersegment service revenues	49	6,137	(6,186)	—

Total services	116,886	17,420	(6,186)	128,120

Total revenues	166,336	39,228	(10,556)	195,008
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	143,712	34,135	(10,556)	167,291

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	22,624	5,093	—	27,717
Amortization of other purchased intangibles	500	1,046	—	1,546
Amortization of purchased technology	483	1,964	—	2,447

Operating income before cost of restructure and unallocated costs	21,641	2,083	—	23,724
Cost of restructure – 2006 Activity	34	—	—	34

Operating income before unallocated costs	21,607	2,083	—	23,690
Unallocated costs				4,745

Operating income				18,945
Interest income, interest expense and other, net				6,058

Income before income taxes				$25,003
A summary of the segment financial information reported to the CEO for the three months ended March 31, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$47,155	$11	—	$47,166
Mobile and Embedded	5,422	10,120	—	15,542

Subtotal license fees	52,577	10,131	—	62,708
Intersegment license revenues	21	4,510	(4,531)	—

Total license fees	52,598	14,641	(4,531)	62,708
Services
Direct service revenue	120,264	8,939	—	129,203
Intersegment service revenues	5	6,499	(6,504)	—

Total services	120,269	15,438	(6,504)	129,203

Total revenues	172,867	30,079	(11,035)	191,911
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology cost of restructure and unallocated cost savings	148,862	27,457	(11,035)	165,284

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated cost savings	24,005	2,622	—	26,627
Amortization of other purchased intangibles	500	1,177	—	1,677
Amortization of purchased technology	3,731	979	—	4,710

Operating income before cost of restructure and unallocated cost savings	19,774	466	—	20,240
Cost of restructure – 2005 Activity	(8)	—	—	(8)

Operating income before unallocated cost savings	19,782	466	—	20,248
Unallocated cost savings				(58)

Operating income				20,306
Interest income, interest expense and other, net				3,108

Income before income taxes				$23,414

6. Accounting for Goodwill.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

			Consolidated
(In thousands)	IPG	iAS	Total
Balance at January 1, 2006	$116,184	$122,680	$238,864
Addition in goodwill recorded on Extended Systems acquisition	—	315	315
Foreign currency translation adjustments	129	—	129

Balance at March 31, 2006	$116,313	$122,995	$239,308

The following table reflects the carrying amount and accumulated amortization of intangible assets::

	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
(In thousands)	3/31/06	3/31/06	3/31/06	12/31/05	12/31/05	12/31/05
Purchased technology	$135,007	$(87,692)	$47,315	$134,988	$(85,246)	$49,742
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Customer lists	47,589	(18,415)	29,174	47,589	(16,869)	30,720

Totals	$189,696	$(106,107)	$83,589	$189,677	$(102,115)	$87,562

The amortization expense on these intangible assets for the three months ended March 31, 2006 was $4.0 million, of which $2.4 million is included within “cost of license fees” on the Company’s income statement. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2006	$15,505
2007	15,333
2008	15,259
2009	14,925
2010	12,538
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.
7. Litigation. A former employee, who was terminated as part of a position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Plaintiff’s counsel has filed a motion for $40,000 in costs which was reduced by the judge’s award to $16,000 Plaintiff filed its motion for attorney’s fees for the trial and was awarded $620,601.00 in attorney fees on July 20, 2005. An additional fee award for the argument of post-trial motions was granted in the amount of $75,000. Sybase filed a notice of appeal of the $1,345,000 jury verdict, as well as the fee and cost awards. Sybase filed its opening brief in the appeal on January 27, 2006. Plaintiff filed their reply brief in April 2006, responding to Sybase’s appeal and appealing the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award.
On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismissing the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The appellate court upheld the judgment in part and reversed in part. The matter is now scheduled to proceed to trial on PerSe’s fraud and indemnity claims on June 12, 2006.

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at March 31, 2006. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. During the first three months of 2006, the Company repurchased 1,141,900 shares at a cost of approximately $24.7 million under the stock repurchase program. From the program’s inception through March 31, 2006, the Company has used an aggregate total of $565.1 million under the stock repurchase program (of the total $600 million authorized) to repurchase an aggregate total of 34.5 million shares.
During the first quarter of 2005, the Company also repurchased approximately 6.7 million shares at a cost of $125.0 million using net proceeds the Company received from its private offering of convertible subordinated notes (see Note 10 – Convertible Subordinated Notes). The repurchase of these shares are not part of the Company’s stock repurchase program and was authorized by the Board of Directors in connection with the convertible subordinated notes offering.
9. Restructuring.
The Company undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing its operating expenses and assumed certain restructuring program liabilities of AvantGo when Sybase acquired that company in 2003. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended March 31, 2006 are described below.
2004 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2004 restructuring plan through March 31, 2006:

Lease
Cancellations and
(Dollars in millions)	Commitments
Accrued liabilities at December 31, 2005	$5.1
Amounts paid	0.5

Accrued liabilities at March 31, 2006	$4.6
2003 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2003 restructuring plan through March 31, 2006:

Lease
Cancellations
and
(Dollars in millions)	Commitments
Accrued liabilities at December 31, 2005	$0.3
Amounts paid	—

Accrued liabilities at March 31, 2006	$0.3
2002 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the 2002 restructuring plan through March 31, 2006:

	Lease
	Cancellations and
(Dollars in millions)	Commitments	Other	TOTAL
Accrued liabilities at December 31, 2005	$10.5	$0.2	$10.7
Amounts paid	0.8	—	0.8

Accrued liabilities at March 31, 2006	$9.7	$0.2	$9.9

2001 Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges associated with the 2001 restructuring plan through March 31, 2006:

Lease
Cancellations
and
(Dollars in millions)	Commitments
Accrued liabilities at December 31, 2005	$3.6
Amounts paid	0.6

Accrued liabilities at March 31, 2006	$3.0
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

Lease
Cancellations
and
(Dollars in millions)	Commitments
Accrued liabilities at December 31, 2005	$2.1
Amounts paid	0.3

Accrued liabilities at March 31, 2006	$1.8
10. Convertible Subordinated Notes. On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million in the first three months of 2006, excluding amortization of debt issuance costs totaling $0.5 million. The Company recognized interest expense of $0.8 million in the first three months of 2005, excluding amortization of debt issuance costs totaling $0.2 million
The Company may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that the Company repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020.
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
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at March 31, 2006. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method.
During the first quarter of 2005, the Company used $125.0 million of the offering proceeds to repurchase approximately 6.7 million shares of its common stock.
11. Subsequent Events. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to its stock-repurchase program. Subsequent to this authorization, the Company’s repurchase program totals $850 million of which $284.9 million remains available to repurchase its common shares at April 27, 2006.

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
Our business is organized into two business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; and iAS, which provides mobile database and mobile enterprise solutions The iAS segment comprised approximately 33 percent of our total license revenues for the first quarter of 2006 compared to 23 percent of license revenues during the same period of 2005. For further discussion of our business segments and principal products, see “Business,” Part I, Item 1.
•	Our Results
We reported total revenues of $195.0 million for the three months ended March 31, 2006, which represented a $3.1 million (1.6 percent) increase from total revenues of $191.9 million for the same period last year. The year-over-year increase in revenues for the three-month period, excluding the negative impact of changes in foreign currency exchange rates, was primarily attributable to a $9.1 million (30 percent) increase in total iAS revenues offset by a $6.5 million (4 percent) decrease in IPG license revenues. The iAS revenue increase was due to a $7.2 million (49 percent) increase in license revenue and a $2.0 million (13 percent) increase in service revenue. The growth in iAS license revenues was largely attributable to the increase in revenue from mobility solutions including, embedded databases, device management, security and e-mail products including those acquired in our acquisition of Extended Systems. We believe our iAS revenues will remain strong as our Unwired Enterprise initiative gains momentum. The IPG revenue decline was due to a $3.1 million (6 percent) decline in license revenues and a $3.4 million (3 percent) decline in service revenues.
The decrease in IPG revenue was primarily driven by lower revenues from our core products. Contributing to this decline was a $2.1 million dollar arrangement that was completed in the first quarter of 2006 and would have been recognized in revenue but for certain issues with electronic delivery of the product. This transaction was completed and the revenue recognized in early April 2006. For the balance of the year, we expect growth in IPG segment to come from Real-Time Data Services, Mirror Activator™, and Unwired Accelerator. These products which comprise a majority of our data services platform, help customers mobilize information from the data center to the edge. We also believe that we are well positioned to compete within several growing market segments including mobility solutions, data analytic tools, and Linux-based enterprise software.
We reported net income of $17.3 million for the first quarter of 2006, compared to net income of $13.3 million for the same period last year. Our operating margin for the first quarter of 2006 was 9.7 percent compared to 10.6 percent for the same period in 2005. In the first quarter of 2006 we were required to adopt certain accounting pronouncements under which stock based compensation expense related to unvested stock options is now included in our operating expenses. Largely as a result of this new accounting pronouncement, stock based compensation charges including in operating expenses in the first quarter of 2006 increased by approximately $4.0 million compared to the first quarter of 2005.
During the quarter ended March 31, 2006, our overall financial position remained strong. We generated net cash from operating activities of $73.4 million, and had $907.8 million in cash, cash equivalents and cash investments (including $5.3 million in restricted cash) at March 31, 2006.
For a discussion of factors that may impact our business, see “Future Operating Results,” below.
•	Business Trends
Overall, the IT spending patterns we are witnessing supports our view that fiscally cautious customers generally are continuing to purchase products and services based more on present need and less on fulfilling anticipated future needs. We are also seeing a trend where larger deals take longer to close and require more levels of review and approval at the client. We do note, however, growing momentum in the market for extending enterprise level data to handheld devices. We believe this development supports and validates our Unwired Enterprise initiative.

Overall we believe that the general business trends along with mixed signs of strong and sustained U.S. and global economic growth could make our quarterly results more volatile given the difficulty in projecting the overall market for enterprise infrastructure products in the near to mid-term. We believe the operating results of our business are more accurately reflected in our annual as opposed to quarterly financial results. In light of this we are evaluating whether to provide annual guidance, updated quarterly, to our investors.
The market for new sales of enterprise infrastructure software primarily sold by our IPG segment continues to be challenging due to various factors including a maturing enterprise infrastructure software market and cautious information technology spending. We have noted, however, indications of an improving pipeline for enterprise infrastructure products. As was the case in 2005, the majority of our IPG license fee revenues during the first quarter of 2006 came from sales to our existing customers
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. The addition of 1,167 new customers in the first quarter drove growth in areas of the iAS segment. We also continue to experience growth in our RFID pilot programs, and entered into long-term OEM agreements with 24 key partners during the quarter..
In the future, we believe that much of our growth will be fueled through the inclusion of Sybase technologies in products offered by original equipment manufacturers (OEMs) and value-added-resellers (VARs). Our ability to exploit this opportunity is demonstrated by an 21 percent increase in license revenue associated with these sales channels in the first quarter of 2006 versus the first quarter of 2005.
Moving forward we will continue to manage our operating margin and build upon our revenue momentum as we aggressively pursue our Unwired Enterprise initiative and strategic alliances with our key partners.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Future Operating Results,” below). Our critical accounting policies include: revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, restructuring, income taxes, and stock-based compensation.
Stock-Based Compensation
Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We only recorded share-based employee compensation expense on common stock granted as restricted stock and options granted with exercise prices less than the fair market value of our common stock on the date of grant. Additionally, we did not record compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At March 31, 2006, there was $40.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.4 years.
We estimate the fair value of options and stock appreciation rights granted in the first quarter of 2006 using the Black-Scholes option valuation model and the assumptions shown in Note 2 to the condensed consolidated financial statements, Part I, Item 1. We estimate the expected term of options and stock appreciation rights granted based on historical exercise patterns, which we believe are representative of future behavior. Prior to the second quarter of 2005 we estimated the volatility factors for stock options considering the historical volatility of our stock over the most recent four-year period, which was approximately equal to the average expected life of our stock options. Beginning in the second quarter of 2005 we estimate the volatility of our options and stock appreciation rights considering both the historical volatility of our stock over the most recent four-year period and the prices of publicly traded options, which we believe provide a more accurate estimate of expected volatility factors over the life of the options. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the risk free interest rate on the average of the three and five year treasury rates as published by the Federal Reserve.. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock based compensation on a straight-line basis. All options and stock appreciation rights are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations
Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
License fees by segment:
IPG	$49.5	$52.6	(6%)
IAS	21.8	14.6	49%
Eliminations	(4.4)	(4.5)	(2%)

Total license fees	$66.9	$62.7	7%
Percentage of total revenues	34%	33%
Services by segment:
IPG	$116.9	$120.3	(3%)
IAS	17.4	15.4	13%
Eliminations	(6.2)	(6.5)	(5%)

Total Services	$128.1	$129.2	(1%)
Percentage of total revenues	66%	67%
Total revenues	$195.0	$191.9	2%
License fees increased 7 percent for the three months ended March 31, 2006 compared to the same period last year. The increase in license fees revenues during the quarter was primarily attributable to a $7.2 million (49 percent) increase in iAS license revenues. The growth in iAS license revenues was largely attributable to the increase in revenue from mobility solutions including, embedded databases, device management, security and e-mail including those acquired in our acquisition of Extended Systems. This increase was partially offset by a $ 3.1 million (6 percent) decline in IPG license revenues. The decrease in IPG revenue was primarily driven by lower revenues from our Adaptive Server® Enterprise product.
Segment revenues include transactions between the segments, and in the most common instance relates to the sale of iAS products and services to third parties by the IPG segment. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction, with corresponding intercompany revenue recorded by iAS together with costs of providing the product or service. The excess of the revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. The total transfers between the segments are captured in “Eliminations.”
Total services revenues (derived from technical support, education, and professional services) decreased $1.1 million (1 percent) for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in services revenues was primarily due to a $2.1 million decrease in IPG technical support revenues and a $1.1 million decrease in IPG professional services revenues, partially offset by a $2.0 million (13 percent) increase in iAS services. The decrease in IPG services revenues was primarily attributable to the reasons discussed in the “Business Trends” section in “Overview,” above. The rise in iAS services revenues was primarily related to an increase in technical support revenues.
Total technical support revenue for the three months ended March 31, 2006 was flat with the same period in 2005. Technical support revenues comprised approximately 78 percent of total services revenues for both the three months ended March 31, 2006 and 2005.
Other services revenues decreased 2 percent for the three months ended March 31, 2006 compared to the same period in 2005. This decrease was partially attributable to a $1.1 million (5 percent) decline IPG professional services revenues partially offset by a $0.4 million (34 percent) increase in iAS professional services.

Geographical Revenues
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
North American	$113.2	$110.0	3%
Percentage of total revenues	58%	57%
International: EMEA (Europe, Middle East and Africa)	$55.2	$54.5	1%
Percentage of total revenues	28%	29%
Intercontinental (Asia Pacific and Latin America)	$26.6	$27.4	(3%)
Percentage of total revenues	14%	14%
Total Outside North America	$81.8	$81.9	*
Percentage of total revenues	42%	43%
Total revenues	$195.0	$191.9	2%

*	Not meaningful
North American revenues (United States, Canada and Mexico) increased $3.2 million (3 percent) for the three months ended March 31, 2006 compared to the same period last year due to a $3.5 million (44 percent) increase in license fees revenues from products included in the iAS segment.
International revenues comprised 42 percent and 43 percent of total revenues for the three months ended March 31, 2006 and 2005, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended March 31, 2006 increased $0.7 million (1 percent) compared to the three months ended March 31, 2005. The increase was primarily due to a $3.2 million (67 percent) increase in license fees revenues from products in the iAS segment and a $0.7 million increase in professional services revenues. This was partially offset by a $2.9 million (17 percent) decline in license fees revenues from products included in the IPG segment. Contributing to this decline was a $2.1 million arrangement with a customer in Europe that was completed in the first quarter of 2006 and would have been recognized in revenue but for certain issues with electronic delivery of the product. This transaction was completed and the revenue recognized in early April 2006. Increased revenues in Italy and France contributed most to the overall increase in the first quarter of 2006, offset by a decline in The Netherlands.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended March 31, 2006 decreased $0.8 million (3 percent) compared to the three months ended March 31, 2005. The decrease was primarily attributable to a $0.7 million decrease in license revenues from IPG products. The results of our operations in Korea contributed most significantly to the decreased revenue.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended March 31, 2006, foreign currency exchange rate changes from the same period last year resulted in a $6.1 million (3 percent decrease) in our revenues and a $2.8 million (2 percent) decrease in our operating expenses. The decreases were primarily due to the strengthening of the U.S. dollar against certain European currencies. The largest declines were experienced in EMEA where the foreign currency fluctuations resulted in a $5.8 million (10 percent) decline in its revenues and a $3.3 million (9 percent) decline in its expenses for the first quarter of 2006 compared to the first quarter of 2005.
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

Costs and Expenses
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
Cost of license fees	$12.8	$14.3	(10%)
Percentage of license fees revenues	19%	23%
Cost of services	$38.4	$40.3	(5%)
Percentage of services revenues	30%	31%
Sales and marketing	$61.4	$59.6	3%
Percentage of total revenues	31%	31%
Product development and engineering	$37.0	$33.5	10%
Percentage of total revenues	19%	17%
General and administrative	$25.0	$22.2	13%
Percentage of total revenues	13%	12%
Amortization of other purchased intangibles	$1.5	$1.7	(12%)
Percentage of total revenues	1%	1%
Cost (Reversal) of restructure	$ *	$ *	*
Percentage of total revenues	*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third-party royalty costs. These costs were $12.8 million for the three months ended March 31, 2006, down from $14.3 million for the three months ended March 31, 2005. Such costs were 19 and 23 percent of license fees revenue in the three months ended March 31, 2006 and 2005, respectively. The decrease in the cost of license fees for the three months ended March 31, 2006 was primarily due to a $2.3 million decrease in the amortization of purchased technology partially offset by a $0.9 million increase in amortization of capitalized software development costs. Amortization of purchased technology acquired was $2.4 million and $4.7 million for the three months ended March 31, 2006 and 2005 respectively. The $2.3 million decline was due to the purchased technology acquired in the 2001 New Era of Networks, Inc. acquisition that became fully amortized during the second quarter of 2005 offset by increased intangible amortization associated with the Extended Systems acquisition. Amortization of capitalized software development costs included in cost of license fees was $8.2 million for the three months ended March 31, 2006 as compared to $7.3 million for the three months ended March 31, 2005. The increase in amortization of capitalized software costs for the three months ended March 31, 2006 was primarily due to certain products included in the IPG segment that began amortizing in late 2005.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $38.4 million for the three months ended March 31, 2006 as compared to $40.3 million for the three months ended March 31, 2005. These costs were 30 percent and 31 percent of services revenues for the three months ended March 31, 2006 and 2005, respectively. The decrease in cost of services in absolute dollars and as a percentage of services revenues for the three months ended March 31, 2006 is primarily due to a reduction in technical support and professional services headcount. The headcount reflected in this expense category was approximately 3 percent lower at March 31, 2006 compared to March 31, 2005. This was partially offset by an increase in stock compensation expense of $0.6 million, primarily related to the adoption of SFAS 123(R).
Sales and Marketing. Sales and marketing expenses increased to $61.4 million for the three months ended March 31, 2006 as compared to $59.6 million for the same period last year. These costs were 31 percent of total revenues for both the three month periods ended March 31, 2006 and 2005. The increase in sales and marketing expenses in absolute dollars for the three months ended March 31, 2006 was primarily due to a $0.9 million increase in stock compensation expense as a result of the adoption of SFAS 123(R), a $0.6 million increase in sales commissions, and a 3 percent increase in marketing headcount driven by the Extended Systems acquisition.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased 10 percent to $37.0 million for the three months ended March 31, 2006 as compared to $33.5 million for the same period last year. These costs were 19 and 17 percent of total revenues for the three months ended March 31, 2006 and 2005, respectively. The increase in product development and engineering costs in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2006 is primarily due to an increase in product development and engineering headcount largely attributable to our acquisition of Extended Systems, and a decrease in capitalized software development costs and the inclusion of $0.6 million in stock compensation expense in accordance with SFAS 123(R). The headcount reflected in this expense category was approximately 14 percent higher at March 31, 2006 compared to March 31, 2005.

We capitalized approximately $8.5 million of software development costs for the three months ended March 31, 2006 compared to $8.8 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, capitalized software costs included costs incurred for the development of the Adaptive Server Enterprise 15.1, EAS 6.0 and Workspace 1.X
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $25.0 million for the three months ended March 31, 2006 compared to $22.2 million for the three months ended March 31, 2005. These costs represented 13 percent and 12 percent of total revenues for the three months ended March 31, 2006 and 2005, respectively. The increase in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2006 was primarily attributable to additional stock compensation expense related to the adoption of SFAS 123(R). General and administrative expenses for the three month period ended March 31, 2006 included approximately $3.2 million attributable to stock based compensation, compared to $1.3 million in stock based compensation for the three months ended March 31, 2005.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc, the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, and the amortization of the established customer list and other intangible assets associated with our acquisition of Extended Systems in 2005.
Cost (Reversal) of Restructuring.
Restructuring Activities. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses and assumed certain restructuring program liabilities of AvantGo when we acquired that company in 2003.
For descriptions of each restructuring plan, see Note 9 to Condensed Consolidated Financial Statements
Operating Income
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
Operating income by segment:
IPG	$21.6	$19.7	9%
IAS	2.1	0.5	320%
Unallocated cost	(4.8)	0.1	*

Total operating income:	$18.9	$20.3	(7%)
Percentage of total revenues	10%	11%

*	Not meaningful
Operating income was $18.9 million for the three months ended March 31, 2006 compared to operating income of $20.3 million for the three months ended March 31, 2005. The increase in operating income for the three months ended March 31, 2006 is primarily due to the various factors discussed under “Revenues” and “Costs and Expenses,” above. The decrease in operating margin relates to a $4.8 million increase in unallocated costs and a decease in the operating margin for the IPG segment, offset by an increase in operating margin for iAS segment. The increase in the unallocated costs relates to stock based compensation. The operating margin for the IPG segment was 13.6 percent for the three months ended March 31, 2006, compared to 13.9 percent for the three months ended March 31, 2005. The decrease in operating income in the IPG segment for the three months ended March 31, 2006 was primarily due to the decrease in revenues offset by a smaller decrease in expenses. The operating margin for the iAS segment was 13 percent for the three months ended March 31, 2006, compared to 8.7 percent for the same period in 2005. The increase in operating income for the iAS segment was primarily due to an increase in revenues offset by an increase in total expenses.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other Income (Expense), Net
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
Interest income	$8.6	$5.0	72%
Percentage of total revenues	4%	3%
Interest expense and other, net	$(2.5)	$(1.9)	32%
Percentage of total revenues	(1%)	(1%)
Interest income increased 72 percent to $8.6 million for the three months ended March 31, 2006 compared to $5.0 million for the same period last year. Interest income consists primarily of interest earned on our investments. The increase in interest income in the first quarter of 2006 is primarily due to the increase in the cash balances invested and an increase in the effective interest rates. Our invested cash balances increased as a result of the net proceeds from our private offering of convertible subordinated notes.
Interest expense and other, net was an expense of $2.5 million for the three months ended March 31, 2006 compared to an expense of $1.9 million for the three months ended March 31, 2005. Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The net change in interest expense and other, net was primarily the result of the $1.5 million increase in interest expense incurred on the convertible subordinated notes in the three months ended March 31, 2006, offset by a $0.4 million increase in gains on investments sold in the first quarter of 2006.
Provision for Income Taxes
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
Provision for income taxes	$7.8	$10.1	(23%)
For the three months ended March 31, 2006, the income tax provision was recorded at a rate of approximately 31 percent of income before taxes. Our effective tax rate differed from the statutory rate of 35 percent primarily due to the expected utilization during 2006 of foreign tax credits which previously carried a full valuation allowance, and the deferral of certain low-tax foreign source earnings offset somewhat by the impact of state taxes and the addition of additional tax reserves relating mainly to foreign transfer pricing exposures.
In the same period a year ago, the income tax provision was recorded at a rate of 43 percent of income before taxes. Our effective tax rate differed from the statutory tax rate primarily due to the impact of states taxes, additional tax reserves relating mainly to foreign transfer pricing exposures and utilization of net operation loss carry forwards (the benefit of which is recorded as a reduction of acquired goodwill) in priority to foreign tax credits
Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
Net income	$17.3	$13.3	30%
Percentage of total revenues	9%	7%
Basic net income per share	$0.19	$0.14	36%
Diluted net income per share	$0.19	$0.14	36%
Shares used in computing basic net income per share	89.6	92.7	(3%)
Shares used in computing diluted net income per share	92.0	95.1	(3%)
We reported net income of $17.3 million for the three months ended March 31, 2006 compared to net income of $13.3 million for the same period last year. The increase in net income for the three months ended March 31, 2006 is due to the various factors discussed above.
Basic net income per share was $0.19 and $0.14 for the three months ended March 31, 2006 and 2005. Diluted net income per share was also $0.19 and $0.14 for the three months ended March 31, 2006 and 2005, respectively.

Shares used in computing basic and diluted net income per share decreased 3 percent for the three months ended March 31, 2006 compared to the same period last year due primarily to shares repurchased under our stock repurchase program and in connection with our convertible note offering partially offset by the ongoing exercise of employee stock options.
Liquidity and Capital Resources
(Dollars in millions)

	Three	Three
	Months	Months
	Ended	Ended	Percent
	3/31/06	3/31/05	Change
Working capital	$614.3	$604.6	2%
Cash, cash equivalents and cash investments	$902.5	$891.3	1%
Net cash provided by operating activities	$73.4	$70.0	5%
Net cash provided by (used for) investing activities	$51.3	$(318.3)	*
Net cash provided by (used for) financing activities	$(19.1)	$330.6	*

*	Not meaningful
Net cash provided by operating activities increased 5 percent to $73.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in net cash provided by operating activities was primarily due to improved profitability, a higher increase in deferred revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, partially offset by a decrease in accrued income taxes..
Net cash provided by investing activities was $51.3 million for the three months ended March 31, 2006 compared to net cash used by investing activities of $318.3 million for the three months ended March 31, 2005. The shift from net cash used for investing activities to net cash provided by investing activities is primarily due to net dispositions of cash investments of $64.4 million during the three months ended March 31, 2006, compared to net purchases of $304.8 million in cash investments during the three months ended March 31, 2005. The high amount of net purchases in cash investments during the three months ended March 31, 2005 was due to the investment of the net proceeds that we received from our private offering of the convertible subordinated notes.
Net cash used for financing activities was $19.1 million for the three months ended March 31, 2006 compared to net cash provided by financing activities of $330.6 million for the three months ended March 31, 2005. The shift from net cash provided by financing activities to net cash used for financing activities was primarily the result of the $450.5 million net proceeds received from our private offering of convertible subordinated notes partially offset by the $129.9 used to repurchase our stock during the three months ended March 31, 2005 compared to the treasury stock repurchases of $24.7 million for the three months ended March 31, 2006.
Our Board of Directors has authorized the repurchase of our outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through March 31, 2006, aggregate amounts purchased under the Stock Repurchase Program totaled $565 million. During the first quarter of 2006, we repurchased 1.1 million shares at a cost of $24.7 million compared to 6.9 million shares at a cost of $129.9 million during the first quarter of 2005. Of the amount purchased in the first quarter of 2005, $125 million was from the convertible debt offering and is not part of the Stock Repurchase Program.
Approximately $34.9 million remained in the Stock Repurchase Program at March 31, 2006. The average price per share of the shares repurchased under the Stock Repurchase Program during the first quarter of 2006 was $21.60 compared to $18.72 in the first quarter of 2005.
On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to our Stock Repurchase Program. Subsequent to this authorization, the Company’s amounts available to repurchase its common shares totaled $284.9 million.
We had no significant commitments for future capital expenditures at March 31, 2006. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2006, we had identifiable net assets totaling $124.7 million associated with our European operations and $82.9 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

Future Operating Results
Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed below and elsewhere in this Report on Form 10-K. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report including those regarding forward-looking statements described on Page [ ].
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
Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years contributed to a decrease in our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our first quarter 2006 revenues exceeded first quarter 2005 revenues by 2.0 percent. If the U.S. and worldwide economies do not continue to stabilize and improve, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
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
Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of March 31, 2006, we had approximately $239.3 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through March 31, 2006. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first quarter of 2006, revenues outside North America represented 42 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.
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
As of March 31, 2006, we had identified net assets totaling $124.7 million associated with our EMEA operations, and $82.9 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
In October 2004, the FASB concluded that Statement 123R, Share-Based Payment “Statement 123(R)” requiring companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. In April 2005 the SEC extended the implementation date to annual periods commencing after June 15, 2005. We adopted Statement 123(R) beginning January 1, 2006. The actual effects of SFAS 123(R) depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
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
Foreign Exchange Risk
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2006 was immaterial to our consolidated financial statements.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at March 31, 2006 were material.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at March 31, 2006 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 7 of Notes to Condensed Financial Statements in Part I, Item 1 of the Form 10-Q is incorporated herein by reference.
ITEM 1(A): RISK FACTORS
See Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Future Operating Results
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2006, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2006)	Purchased (#)	($)	Programs (#)	or Programs ($)
January 1 - 31	46,000	$21.60	46,000	$58,616,000
February 1 – 28	1,095,900	21.60	1,095,900	34,945,000
March 1 – 31	0	—	—	—

Total	1,141,900	$21.60	1,141,900	$34,945,000
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

May 9, 2006	SYBASE, INC.
By /s/ PIETER VAN DER VORST
Pieter Van der Vorst
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By /s/ JEFFREY G. ROSS
Jeffrey G. Ross
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002