Form 10-Q
period 2006-06-30
SYBASE INC
filed 2006-08-09
CIK 768262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-16493
SYBASE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-2951005

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
On July 31, 2006, 89,481,885 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

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
Sybase, Adaptive Server Enterprise, Afaria, Avaki, AvantGo, Dejima, Extended Systems, Financial Fusion, Information Anywhere, Mirror Activator, New Era of Networks, Replication Server, RFID Anywhere, SQL Anywhere, and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2005
Current assets:
Cash and cash equivalents	$462,807	$398,741
Short-term cash investments	384,077	342,247

Total cash, cash equivalents and short-term cash investments	846,884	740,988
Restricted cash	2,900	2,773
Accounts receivable, net	134,098	167,790
Deferred income taxes	4,662	5,523
Prepaid expenses and other current assets	19,668	16,876

Total current assets	1,008,212	933,950
Long-term cash investments	83,564	118,948
Restricted long-term cash investments	2,600	2,600
Property, equipment and improvements, net	54,852	59,178
Deferred income taxes	32,414	24,879
Capitalized software, net	68,007	65,911
Goodwill	242,192	238,864
Other purchased intangibles, net	82,485	87,562
Other assets	40,124	38,722

Total assets	$1,614,450	$1,570,614

Current liabilities:
Accounts payable	$11,057	$10,353
Accrued compensation and related expenses	46,679	51,983
Accrued income taxes	41,991	31,398
Other accrued liabilities	62,412	78,040
Deferred revenue	210,845	188,929

Total current liabilities	372,984	360,703
Other liabilities	41,492	40,339
Long-term deferred revenue	4,364	5,663
Minority interest	5,079	5,079
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 89,324,888 outstanding (2005-105,337,362 shares issued and 90,531,145 outstanding)	105	105
Additional paid-in capital	951,797	953,771
Accumulated earnings	52,643	16,195
Accumulated other comprehensive income	29,414	19,231
Cost of 16,012,474 shares of treasury stock (2005-14,806,217 shares)	(303,428)	(277,510)
Unearned compensation	—	(12,962)

Total stockholders’ equity	730,531	698,830

Total liabilities and stockholders’ equity	$1,614,450	$1,570,614

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Revenues:
License fees	$83,141	$67,915	$150,029	$130,623
Services	132,418	136,493	260,538	265,696

Total revenues	215,559	204,408	410,567	396,319
Costs and expenses:
Cost of license fees	11,930	11,721	24,722	25,979
Cost of services	38,338	39,928	76,690	80,268
Sales and marketing	67,833	65,360	129,188	124,938
Product development and engineering	37,543	34,305	74,540	67,832
General and administrative	25,947	23,077	50,934	45,310
Amortization of other purchased intangibles	1,552	1,677	3,098	3,354
Cost of restructure	66	289	100	281

Total costs and expenses	183,209	176,357	359,272	347,962

Operating income	32,350	28,051	51,295	48,357
Interest income	10,190	6,666	18,792	11,661
Interest expense and other, net	(2,973)	(3,035)	(5,517)	(4,922)

Income before income taxes	39,567	31,682	64,570	55,096
Provision for income taxes	13,234	15,827	20,985	25,895

Net income	$26,333	$15,855	$43,585	$29,201

Basic net income per share	$0.30	$0.18	$0.49	$0.32

Shares used in computing basic net income per share	89,113	88,905	89,375	90,787

Diluted net income per share	$0.29	$0.17	$0.48	$0.31

Shares used in computing diluted net income per share	91,402	91,323	91,716	93,231

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005
Cash and cash equivalents, beginning of year	$398,741	$321,417
Cash flows from operating activities:
Net income	43,585	29,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,895	38,097
Loss on disposal of assets	1,038	254
Deferred income taxes	(7,682)	(3,247)
Stock-based compensation – restricted stock	4,264	3,397
Stock-based compensation – all other	6,724	—
Amortization of note issuance costs	984	691
Changes in assets and liabilities:
Accounts receivable	33,431	51,031
Other current assets	(2,787)	(5,206)
Other assets – operating	(2,457)	1,057
Accounts payable	699	(1,955)
Accrued compensation and related expenses	(5,317)	(3,736)
Accrued income taxes	11,005	25,549
Other accrued liabilities	(14,906)	(9,810)
Deferred revenues	20,563	(9,907)
Other liabilities	934	1,376

Net cash provided by operating activities	124,973	116,792
Cash flows from investing activities:
(Increase) Decrease in restricted cash	(127)	258
Purchases of available-for-sale cash investments	(346,539)	(520,887)
Maturities of available-for-sale cash investments	179,160	193,384
Sales of available-for-sale cash investments	160,571	30,958
Business combinations, net of cash acquired	(3,794)	(6,754)
Purchases of property, equipment and improvements	(7,847)	(8,230)
Proceeds from sale of property, equipment and improvements	2	9
Capitalized software development costs	(18,923)	(18,108)
Increase in other assets – investing	(7)	(15)

Net cash used for investing activities	(37,504)	(329,385)
Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	—	450,251
Repayments of long-term obligations	(29)	(959)
Payments on capital leases	(159)	(158)
Net proceeds from the issuance of common stock and reissuance of treasury stock	12,225	18,442
Purchases of treasury stock	(45,280)	(134,952)

Net cash provided by (used for) financing activities	(33,243)	332,624
Effect of exchange rate changes on cash	9,840	(24,012)

Net increase in cash and cash equivalents	64,066	96,019

Cash and cash equivalents, end of period	462,807	417,436
Cash investments, end of period	467,641	488,286

Total cash, cash equivalents and cash investments, end of period	$930,448	$905,722

Supplemental disclosures:
Interest paid	$4,763	$551
Income taxes paid, net of refunds	$15,780	$2,512
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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for three and six months ended June 30, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.
As discussed in Note 2 “Stock-Based Compensation,” the Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) on January 1, 2006 using the modified prospective transition method. Accordingly, net income for the three and six months ended June 30, 2006 includes $5.6 million and $11.0 million, respectively, in stock-based employee compensation expense before income tax benefit for stock options, restricted stock, and stock appreciation rights. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
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
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At June 30, 2006, an aggregate of 8,066,975 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Prior to January 1, 2006, the Company applied the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company in prior periods generally only recorded stock-based employee compensation expense relating to restricted stock grants. The Company was also not required to record compensation expense in connection with its Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that was recognized for the six months ended June 30, 2006 included: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
Impact of the Adoption of SFAS 123(R)
The following table summarizes the stock-based compensation expense for stock options and stock appreciation rights that was recorded on the Company’s results of operations in accordance with SFAS 123(R) for the three and six months ended June 30, 2006.

	Three	Six
	Months	Months
	Ended	Ended
Dollars in thousands, except per share data)	June 30, 2006	June 30, 2006
Cost of services	$549	$1,122
Sales and marketing	1,249	2,715
Product development and engineering	620	1,202
General and administrative	837	1,685

Stock-based compensation expense included in total costs and expenses	3,255	6,724
Tax benefit related to stock-based compensation expense	(1,016)	(2,120)

Stock-based compensation expense included in net income	$2,239	$4,604

Reduction of net income per share:
Basic	$0.03	$0.05
Diluted	$0.02	$0.05
Prior to the adoption of SFAS 123(R), the Company presented unearned stock compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for stock-based compensation (excess tax benefits) to be classified as financing cash flows.
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
Expected Volatility. Prior to the second quarter of 2005, the Company estimated the volatility factors for stock options and stock appreciation rights considering the historical volatility of its stock over the most recent four year period, which was approximately equal to the average expected life of its options. Beginning in the second quarter of 2005 the Company estimated the volatility of its options and stock appreciation rights considering both the historical volatility of its stock over the most recent four year period and the prices of publicly traded options, which the Company believes provides a more accurate estimate of expected volatility factors over the life of the options.
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
Forfeitures. SFAS 123(R) requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.
The Company used the following assumptions to estimate the fair value of options and stock appreciation rights granted for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	28.38%	28.23%	28.38%	37.72%
Risk-free interest rates	4.99%	3.80%	4.68%	3.78%
Expected term (years)	3.91	4.25	3.91	4.25
Expected dividend yield	—	—	—	—

Price data and activity for the Company’s equity compensation plans during the six months ended June 30, 2006, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

	Outstanding Options,
	Stock Appreciation
	Rights and Restricted	Weighted Average
	Stock	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2005	14,762,614	$15.59
Granted	1,728,997	16.21
Exercised	(875,458)	11.65
Forfeited or expired	(377,500)	20.28

Balance at June 30, 2006	15,238,653	$15.76

The weighted average fair value of options, restricted stock, and stock appreciation rights granted during the three and six months ended June 30, 2006 was $9.21 and $10.10 per share, respectively.
Equity compensation plans outstanding and exercisable at June 30, 2006 were as follows:

	Options, Restricted Stock, & Stock Appreciation
	Rights Outstanding				Options & Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Ranges of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercisable Prices	Shares	Life	Price	Value	Shares	Life	Price	Value
$ 0.00 to $9.93	2,943,598	6.28	$3.99	$45,357,559	1,284,235	4.58	$8.95	$13,421,620
$10.10 to $14.21	2,718,078	5.62	$11.94	20,284,883	2,572,417	5.52	$11.84	19,435,390
$14.34 to $18.85	2,727,677	6.42	$16.90	6,808,637	1,954,179	5.95	$16.64	5,397,505
$18.94 to $20.72	2,611,977	5.90	$19.95	8,589	1,431,322	5.30	$19.99	5,333
$20.74 to $23.94	3,202,372	5.21	$22.32	—	1,840,682	4.13	$22.87	—
$24.75 to $28.13	1,034,951	4.51	$25.38	—	1,034,951	4.51	$25.38	—

$ 0.00 to $28.13	15,238,653	5.78	$15.76	$72,459,668	10,117,786	5.10	$16.95	$38,259,848

The Company defines in-the-money options at June 30, 2006 as options that had exercise prices that were lower than the $19.40 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 8.4 million shares that were in-the-money at that date. There were 5.8 million in-the-money options exercisable at June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $8.6 million, determined as of the date of exercise.
At June 30, 2006, the Company had 1,638,850 non-vested restricted stock grants that had a weighted average grant date fair value of $19.08 per share. At December 31, 2005, the Company had 1,303,200 non-vested restricted stock grants that had a weighted average grant date fair value of $18.00 per share.
Price data and activity for the Financial Fusion, Inc. (FFI) stock option plans during the six months ended June 30, 2006 are summarized as follows:

		Weighted Average
	Outstanding Options	Exercise Price
	Number of Shares	Per Share
Balance at December 31, 2005	7,175,320	$3.38
Forfeited or expired	(1,979,210)	3.24

Balance at June 30, 2006	5,196,110	$3.43

The following table summarizes information about the FFI stock options outstanding at June 30, 2006:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable Prices	Shares	Life	Price	Shares	Price
$0.75	693,000	6.58	$0.75	591,910	$0.75
$0.78	1,230,000	7.15	$0.78	908,890	$0.78
$5.00	3,273,110	4.04	$5.00	3,266,078	$5.00

$0.75 to $5.00	5,196,110	5.11	$3.43	4,766,878	$3.67

There are no intrinsic values for FFI stock options as of June 30, 2006.
Price data and activity for the iAnywhere Solutions, Inc. (iAS) Plan during the six months ended June 30, 2006 are summarized as follows:

		Weighted Average
	Outstanding Options	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2005	11,516,699	$2.51
Forfeited or expired	(1,084,757)	2.51

Balance at June 30, 2006	10,431,942	$2.51

At June 30, 2006 there were 9,751,428 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at June 30, 2006 was 5.57 years. The weighted average remaining contractual life of the options exercisable at June 30, 2006 was 5.43 years. There are no intrinsic values for iAS stock options as of June 30, 2006.
The Company recorded $3.3 million and $6.7 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $2.3 million and $4.3 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $40.5 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.4 years.
The Company received $12.2 million in cash from option exercises for the six months ended June 30, 2006. Due primarily to the Company’s ongoing program of repurchasing its common stock on the open market, at June 30, 2006 the Company had 16.0 million treasury shares. The Company satisfies option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed above, the Company accounted for stock-based employee compensation under SFAS 123(R)’s fair value method during the three and six months ended June 30, 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25. Accordingly, the Company had recorded no stock-based compensation expense for the Company’s fixed stock option plans (including the FFI and iAS stock plans) and the Company’s employee stock purchase plan for the three and six months ended June 30, 2005. The following table illustrates the effect on the Company’s net income and net income per share for the three and six months ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model.

	Three	Six
	Months	Months
	Ended	Ended
(Dollars in thousands, except per share data)	June 30, 2005	June 30, 2005
As reported net income – stock-based employee compensation determined using the intrinsic value method	$15,855	$29,201
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	1,940	3,397
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(4,329)	(8,780)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$13,466	$23,818

Basic net income per share
As reported	$0.18	$0.32
Pro forma	0.15	0.26
Diluted net income per share
As reported	$0.17	$0.31
Pro forma	0.15	0.25
3. Net income per share. Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options and vested restricted stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options, restricted stock, and stock appreciation rights using the treasury stock method. The following table shows the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$26,333	$15,855	$43,585	$29,201

Basic net income per share	$0.30	$0.18	$0.49	$0.32

Shares used in computing basic net income per share	89,113	88,905	89,375	90,787

Diluted net income per share	$0.29	$0.17	$0.48	$0.31

Shares used in computing basic net income per share	89,113	88,905	89,375	90,787
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,289	2,418	2,341	2,444

Shares used in computing diluted net income per share	91,402	91,323	91,716	93,231

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 6.2 million and 5.2 million for the three month periods ended June 30, 2006 and 2005, respectively, and were 5.9 million and 5.1 million for the six months ended June 30, 2006 and 2005, respectively. In 2006, the Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive. In 2005, the Company excluded shares with exercise prices that were greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect was anti-dilutive. In addition, the computation of diluted earnings per share excludes the impact of a conversion value excess related to the Company’s convertible subordinated debt as conversion requirements have not yet been met. See Note 10 — Convertible Subordinated Notes.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Net income	$26,333	$15,855	$43,585	$29,201
Foreign currency translation gains/(losses)	8,790	(16,798)	10,772	(27,771)
Unrealized gains/(losses) on marketable securities	(215)	20	(588)	(230)

Comprehensive income (loss)	$34,908	$(923)	$53,769	$1,200

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

A summary of the segment financial information reported to the CEO for the three months ended June 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$59,105	$26	—	$59,131
Mobile and Embedded	7,605	16,405	—	24,010

Subtotal license fees	66,710	16,431	—	83,141
Intersegment license revenues	22	6,338	(6,360)	—

Total license fees	66,732	22,769	(6,360)	83,141
Services
Direct service revenue	121,183	11,235	—	132,418
Intersegment service revenues	52	6,055	(6,107)	—

Total services	121,235	17,290	(6,107)	132,418

Total revenues	187,967	40,059	(12,467)	215,559
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	151,248	34,445	(12,467)	173,226

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	36,719	5,614	—	42,333
Amortization of other purchased intangibles	506	1,046	—	1,552
Amortization of purchased technology	339	1,964	—	2,303

Operating income before cost of restructure and unallocated costs	35,874	2,604	—	38,478
Cost of restructure – 2006 Activity	66	—	—	66

Operating income before unallocated costs	35,808	2,604	—	38,412
Unallocated costs				6,062

Operating income				32,350
Interest income, interest expense and other, net				7,217

Income before income taxes				$39,567
A summary of the segment financial information reported to the CEO for the three months ended June 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$47,955	$36	—	$47,991
Mobile and Embedded	7,158	12,766	—	19,924

Subtotal license fees	55,113	12,802	—	67,915
Intersegment license revenues	21	5,957	(5,978)	—

Total license fees	55,134	18,759	(5,978)	67,915
Services
Direct service revenue	126,993	9,500	—	136,493
Intersegment service revenues	—	6,789	(6,789)	—

Total services	126,993	16,289	(6,789)	136,493

Total revenues	182,127	35,048	(12,767)	204,408
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	156,187	28,098	(12,767)	171,518

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	25,940	6,950	—	32,890
Amortization of other purchased intangibles	500	1,177	—	1,677
Amortization of purchased technology	1,362	979	—	2,341

Operating income before cost of restructure and unallocated costs	24,078	4,794	—	28,872
Cost of restructure – 2005 Activity	289	—	—	289

Operating income before unallocated costs	23,789	4,794	—	28,583
Unallocated costs				532

Operating income				28,051
Interest income, interest expense and other, net				3,631

Income before income taxes				$31,682

A summary of the segment financial information reported to the CEO for the six months ended June 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$103,280	$66	—	$103,346
Mobile and Embedded	12,858	33,825	—	46,683

Subtotal license fees	116,138	33,891	—	150,029
Intersegment license revenues	43	10,686	(10,729)	—

Total license fees	116,181	44,577	(10,729)	150,029
Services
Direct service revenue	238,020	22,518	—	260,538
Intersegment service revenues	102	12,192	(12,294)	—

Total services	238,122	34,710	(12,294)	260,538

Total revenues	354,303	79,287	(23,023)	410,567
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	294,960	68,580	(23,023)	340,517

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	59,343	10,707	—	70,050
Amortization of other purchased intangibles	1,006	2,092	—	3,098
Amortization of purchased technology	822	3,928	—	4,750

Operating income before cost of restructure and unallocated cost savings	57,515	4,687	—	62,202
Cost of restructure – 2006 Activity	100	—	—	100

Operating income before unallocated costs	57,415	4,687	—	62,102
Unallocated costs				10,807

Operating income				51,295
Interest income, interest expense and other, net				13,275

Income before income taxes				$64,570
A summary of the segment financial information reported to the CEO for the six months ended June 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$95,109	$48	—	$95,157
Mobile and Embedded	12,580	22,886	—	35,466

Subtotal license fees	107,689	22,934	—	130,623
Intersegment license revenues	43	10,466	(10,509)	—

Total license fees	107,732	33,400	(10,509)	130,623
Services
Direct service revenue	247,256	18,440	—	265,696
Intersegment service revenues	6	13,288	(13,294)	—

Total services	247,262	31,728	(13,294)	265,696

Total revenues	354,994	65,128	(23,803)	396,319
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	305,049	55,556	(23,803)	336,802

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	49,945	9,572	—	59,517
Amortization of other purchased intangibles	1,000	2,354	—	3,354
Amortization of purchased technology	5,093	1,958	—	7,051

Operating income before cost of restructure and unallocated costs	43,852	5,260	—	49,112
Cost of restructure – 2005 Activity	281	—	—	281

Operating income before unallocated costs	43,571	5,260	—	48,831
Unallocated costs				474

Operating income				48,357
Interest income, interest expense and other, net				6,739

Income before income taxes				$55,096

6. Accounting for Goodwill.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

			Consolidated
(In thousands)	IPG	iAS	Total
Balance at January 1, 2006	$116,184	$122,680	$238,864
Addition in goodwill recorded on Extended Systems acquisition	—	542	542
Addition in goodwill recorded on Solonde acquisition	2,055	—	2,055
Foreign currency translation adjustments & other	731	—	731

Balance at June 30, 2006	$118,970	$123,222	$242,192

The following table reflects the carrying amount and accumulated amortization of intangible assets:

	June 30, 2006			December 31, 2005
	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
Purchased technology	$137,327	$(89,884)	$47,443	$134,838	$(85,096)	$49,742
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(5)	314	—	—	—
Customer lists	47,589	(19,961)	27,628	47,589	(16,869)	30,720

Totals	$192,335	$(109,850)	$82,485	$189,527	$(101,965)	$87,562

The amortization expense on these intangible assets for the three and six months ended June 30, 2006 was $3.9 million and $7.9 million, respectively, of which $2.3 million and $4.8 million is included within “cost of license fees” on the Company’s income statement for the three and six months ended June 30, 2006, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2006	$15,733
2007	15,754
2008	15,680
2009	15,287
2010	12,852
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.
7. Litigation. A former employee, who was terminated as part of a position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Additional awards for legal fees and costs amounted to $750,000. Sybase filed a notice of appeal of the $1,345,000 jury verdict, as well as the fee and cost awards. Sybase filed its opening brief in the appeal on January 27, 2006. Plaintiff filed their reply brief in April 2006, responding to Sybase’s appeal and appealing the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award. Sybase filed its reply brief in July 2006 and Plaintiff’s final rebuttal brief is due in September 2006.
On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second

Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismissing the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The appellate court upheld the judgment in part and reversed in part. The matter proceeded to trial on Per Se’s fraud and indemnity claims on June 19, 2006. Per Se dropped its indemnity claim during the trial. On June 29, 2006, the jury rendered a verdict in Sybase’s favor on the fraud claim. Judgment in Sybase’s favor was formally entered by the court on July 18, 2006. Per Se will have until August 17, 2006 to file a motion for new trial or to modify, correct or reform the judgment.
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at June 30, 2006. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized Sybase to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to our Stock Repurchase Program. During the first six months of 2006, the Company repurchased 2.1 million shares at a cost of approximately $45.3 million under the stock repurchase program. From the program’s inception through June 30, 2006, the Company has used an aggregate total of $585.7 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 35.4 million shares.
During the first quarter of 2005, the Company also repurchased approximately 6.7 million shares at a cost of $125.0 million using net proceeds the Company received from its private offering of convertible subordinated notes (see Note 10 – Convertible Subordinated Notes). The repurchase of these shares was authorized by the Board of Directors in connection with the convertible subordinated notes offering and are not part of the Company’s stock repurchase program.
9. Restructuring.
The Company undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing its operating expenses and assumed certain restructuring program liabilities of AvantGo when Sybase acquired that company in 2003. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which information is incorporated here by reference. Changes in the restructuring liabilities under each plan during the quarter ended June 30, 2006 are described below.
Restructuring Activities
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the Company’s restructuring plans through June 30, 2006:

(Dollars in millions)	Lease Cancellations / Commitments and Other
	2004	2003	2002	2001

Accrued liabilities at December 31, 2005	$5.1	$0.3	$10.7	$3.6
Amounts accrued	0.1	—	—	—
Amounts paid	(1.2)	(0.1)	(1.6)	(1.0)

Accrued liabilities at June 30, 2006	$4.0	$0.2	$9.1	$2.6

AvantGo Restructuring Reserves
In connection with the 2003 acquisition of AvantGo, the Company assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs, related to excess space at AvantGo’s facilities. The Company also accrued additional amounts for lease obligations, net of the expected sublease revenue, associated with the facilities which would be vacated. The following table summarizes the activity associated with the balance of such accrued liabilities:
(Dollars in millions)

Accrued liabilities at December 31, 2005	$2.1
Amounts paid	(0.6)

Accrued liabilities at June 30, 2006	$1.5

10. Convertible Subordinated Notes. On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the

Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million and $4.0 million for the three and six months ended June 30, 2006, excluding amortization of debt issuance costs totaling $0.5 million and $1.0 million for the three and six months ended June 30, 2006. The Company recognized interest expense of $2.0 million and $2.9 million for the three and six months ended June 30, 2005, excluding amortization of debt issuance costs totaling $0.5 million and $0.7 million for the three and six months ended June 30, 2005.
The Company may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that the Company repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020.
The holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $25.22 per share initial conversion price for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 39.6511 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at June 30, 2006. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. Unamortized offering fees and expenses were $7.1 million and $8.1 million at June 30, 2006 and December 31, 2005, respectively.
During the first quarter of 2005, the Company used $125.0 million of the offering proceeds to repurchase approximately 6.7 million shares of its common stock.
11. Business Combinations. On June 12, 2006, the Company acquired Hamburg, Germany-based Solonde AG, a privately held provider of solutions for data integration and interface management needs, for approximately $3.6 million in cash. This purchase price exceeds the fair value of the net tangible assets acquired by $3.5 million. Of this excess, $2.2 million was allocated to developed technology with a useful life of seven years, $0.3 million was allocated to covenant not to compete with a useful life of three years, and $1.0 million was assigned to goodwill. The Company expects to sell Solonde’s products through its direct and indirect channel to new and existing customers while developing a new bundle of solutions using both companies’ IP. The results of Solonde are included in the Company’s IPG reporting segment from June 12, 2006 onward.
12. Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, creates a single model to address uncertainty in tax positions. The statement clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The statement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The statement is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company is currently evaluating the impact FIN 48 will have on its financial statements, if any.

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
Our business is organized into two business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; and iAS, which provides mobile database and mobile enterprise solutions The iAS segment comprised approximately 30 percent of our total license revenues for the first six months of 2006 compared to 26 percent of license revenues during the same period of 2005. For further discussion of our business segments and principal products, see “Business,” Part I, Item 1.
During the second quarter we acquired Solonde AG, a privately held provider of powerful next-generation solutions for data integration and interface management needs. This acquisition complements our existing technologies, expands our data integration portfolio, and supports our Unwired Enterprise strategy. Solonde’s extract, transform and load (ETL) capabilities will allow us to provide a complete range of data integration solutions to our global customers.
During the second quarter we also launched a number of products which will strengthen our Unwired Enterprise initiative. These products include: the Information Anywhere® Suite, an enterprise-class mobile platform enabling customers to securely extend back-end applications and business processes to remote workers on the front lines; SQL Anywhere® 10, the next generation of our market-leading data management and synchronization solution for frontline environments; and, RFID Anywhere® 2.1, the latest generation platform for developing and managing robust, highly distributed radio frequency identification solutions.
•	Our Results
We reported total revenues of $215.5 million for the three months ended June 30, 2006, which represented an $11.2 million (5 percent) increase from total revenues of 204.4 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $5.0 million (14 percent) increase in total iAS revenues and a $5.8 million (3 percent) increase in IPG total revenues. The iAS revenue increase was due to a $4.0 million (21 percent) increase in license revenue and a $1.0 million (6 percent) increase in service revenue. The growth in iAS license revenues was largely attributable to the increase in revenue from mobility solutions including, embedded databases, device management, security and e-mail products including those acquired in our acquisition of Extended Systems. The IPG revenue increase was due to an $11.6 million (21 percent) increase in license revenues and a $5.8 million (5 percent) decline in service revenues. The growth in IPG license revenue was primarily attributable to increased revenues from our core database and its options along with increased revenues from our data integration platform.
We believe our iAS revenues will remain strong as our Unwired Enterprise initiative gains momentum and capitalizes on our new product offerings. For the balance of the year, we expect growth in the IPG segment to come from Real-Time Data Services, Mirror Activator™, Replication Server®, and Unwired Accelerator. These products which comprise a majority of our data services platform, help customers mobilize information from the data center to the edge. We also believe that we are well positioned to compete within several growing market segments including mobility solutions, data analytic tools, and Linux-based enterprise software.
For the first six months of fiscal 2006, our total revenues were $410.6 million compared to $396.3 million for the same six month period in 2005. This overall increase was attributable to growth of 22 percent in revenues from our iAS segment.
We reported net income of $26.3 million for the second quarter of 2006, a 65 percent increase over the $15.9 million in net income we reported for the same period last year. Our operating margin for this quarter was 15.0 percent compared to 13.7 percent for the same period in 2005. The increase in operating margin was primarily attributable to the increase in revenues discussed above offset by increased expenses in research and development, sales and marketing and general and administrative.
Our net income for the six months ended June 30, 2006 was $43.6 million compared to $29.2 million for the same period in 2005. Our operating margin for this six month period was 12.5 percent compared to 12.2 percent for the same period in 2005. The increase in margin was primarily attributable to the increase in revenues, gross margins and decreased income tax provision, offset by increased expenses in research and development, sales and marketing and general and administrative.
In the first quarter of 2006 we were required to adopt certain accounting pronouncements under which stock based compensation expense related to unvested stock options is now included in our operating expenses. Largely as a result of this new accounting pronouncement, stock based compensation charges included in operating expenses in the second quarter of 2006 increased by approximately $3.6 million compared to the second quarter of 2005. The stock based compensation charges included in operating expenses for first six months of 2006 increased by approximately $7.6 million over the same period in 2005 primarily as a result of this accounting pronouncement. The majority of stock compensation is captured within general and administrative expense.
During the quarter ended June 30, 2006, our overall financial position remained strong. We generated net cash from operating activities of $51.6 million, and had $935.9 million in cash, cash equivalents and cash investments (including $5.5 million in restricted cash) at June 30, 2006.
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
The market for new sales of enterprise infrastructure software primarily sold by our IPG segment continues to be challenging due to various factors including a maturing enterprise infrastructure software market and cautious information technology spending. We have noted, however, indications of an improving pipeline for enterprise infrastructure products. We are especially encouraged by strong demand for our core database products as was witnessed by 232 new customers for our core database in the second quarter, a 72 percent increase over the first quarter of 2006. As was the case in 2005, the majority of our IPG license fee revenues during 2006 have come from sales to our existing customers.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. The addition of 2,149 new customers during 2006 drove growth in the iAS segment.
In the future, we believe that much of our growth will be fueled through the inclusion of Sybase technologies in products offered by original equipment manufacturers (OEMs) and value-added-resellers (VARs). Our ability to exploit this opportunity is demonstrated by a 20 percent increase in license revenue associated with these sales channels in the first six months of 2006 versus the same period in 2005.
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
Stock-Based Compensation
Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We only recorded stock-based employee compensation expense on common stock granted as restricted stock granted with exercise prices less than the fair market value of our common stock on the date of grant. Additionally, we did not record compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At June 30, 2006, there was $40.5 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.4 years.
We estimate the fair value of options and stock appreciation rights granted in the six months of 2006 using the Black-Scholes option valuation model and the assumptions shown in Note 2 to the condensed consolidated financial statements, Part I, Item 1. We estimate the expected term of options and stock appreciation rights granted based on historical exercise patterns, which we believe are representative of future behavior. Prior to the second quarter of 2005 we estimated the volatility factors for stock options considering the historical volatility of our stock over the most recent four-year period, which was approximately equal to the average expected life of our stock options. Beginning in the second quarter of 2005 we estimate the volatility of our options and stock appreciation rights considering both the historical volatility of our stock over the most recent four-year period and the prices of publicly traded options, which we believe provide a more accurate estimate of expected volatility factors over the life of the options. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the risk free interest rate on the average of the three and five year treasury rates as published by the Federal Reserve. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock based compensation on a straight-line basis. All options and stock appreciation rights are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2005.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, creates a single model to address uncertainty in tax positions. The statement clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The statement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The statement is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. We are currently evaluating the impact FIN 48 will have on our financial statements, if any.

Results of Operations
Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
License fees by segment:
IPG	$66.7	$55.1	21%	$116.2	$107.7	8%
IAS	22.8	18.8	21%	44.5	33.4	33%
Eliminations	(6.4)	(6.0)	7%	(10.7)	(10.5)	2%

Total license fees	$83.1	$67.9	22%	$150.0	$130.6	15%

Percentage of total revenues	39%	33%		37%	33%
Services by segment:
IPG	$121.3	$127.0	(4%)	$238.2	$247.3	(4%)
IAS	17.3	16.3	6%	34.7	31.7	9%
Eliminations	(6.1)	(6.8)	(10%)	(12.3)	(13.3)	(8%)

Total Services	$132.5	$136.5	(3%)	$260.6	$265.7	(2%)

Percentage of total revenues	61%	67%		63%	67%
Total revenues	$215.6	$204.4	5%	$410.6	$396.3	4%

License fee revenues increased 22 percent for the three months ended June 30, 2006 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to an $11.6 million (21 percent) increase in IPG license revenues along with a $4.0 million (21 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by the $7.5 million (34 percent) increase in revenues from our Adaptive Server Enterprise 15 database, along with total growth of $3.5 million in Mirror Activator and Replication Server products. The growth in iAS license revenues was largely attributable to a $1.2 million (80 percent) increase in revenue from our Afaria product as well as increases in revenue from other mobility solutions including embedded databases, device management, security and e-mail including those acquired in our acquisition of Extended Systems.
License revenues increased 15 percent for the six month ended June 30, 2006 compared to the same period last year. The increase in license revenues was primarily attributable to an $8.5 million (8 percent) increase in IPG license revenues along with an $11.1 million (33 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by the $5.7 million (13 percent) increase in revenues from our Adaptive Server® Enterprise product line, in addition to growth in Mirror Activator and Replication Server products. The growth in iAS license revenues was largely attributable to the increase in revenue from mobility solutions including increases in revenue from our Afaria® products, as well as increases in embedded databases, security and e-mail including those acquired in our acquisition of Extended Systems.
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
Total services revenues (derived from technical support, professional services and education) decreased $4.0 million (3 percent) and $5.1 million (2 percent) for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. For the second quarter of 2006 the decrease in services revenues was primarily due to a $3.4 million decrease in IPG professional services revenues and a $2.0 million decrease in IPG technical support revenues partially offset by a $1.0 million (6 percent) increase in iAS services, primarily technical support revenues. For the six months ended June 30, 2006 the decrease in service revenues was primarily due to a $4.6 million (9 percent) decline in professional services and a $4.1 million (2 percent) decline in IPG technical support revenues. This was partially offset by $2.9 million (21 percent) increase in iAS technical support revenues.
Total technical support revenues decreased $0.7 million (less than 1 percent) and $1.2 million (less than 1 percent) for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005. Technical support revenues comprised approximately 77 percent of total services revenues for both the three and six months ended June 30, 2006 and 2005.
Other services revenues decreased 10 percent and 6 percent for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005. This decrease in both periods was primarily attributable to a $3.4 million (12 percent) decline in IPG professional services revenues during the three months ended June 30, 2006 partially offset by a $0.1 million (10 percent) increase in iAS professional services during the three months ended June 30, 2006. The decline in IPG professional services revenue is partially due to the completion of a multi-million-dollar milestone-based engagement in the second quarter of 2005.
Geographical Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
North American	$118.4	$115.8	2%	$231.6	$225.8	3%
Percentage of total revenues	55%	57%		56%	57%
Total Outside North America	$97.2	$88.6	10%	$179.0	$170.5	5%
Percentage of total revenues	45%	43%		44%	43%
International: EMEA (Europe, Middle East and Africa)	$66.7	$59.0	13%	$121.9	$113.5	7%
Percentage of total revenues	31%	29%		30%	29%
Intercontinental: (Asia Pacific and Latin America)	$30.5	$29.6	3%	$57.1	$57.0	*
Percentage of total revenues	14%	14%		14%	14%
Total revenues	$215.6	$204.4	5%	$410.6	$396.3	4%

*	Not meaningful
North American revenues (United States, Canada and Mexico) increased $2.6 million (2 percent) for the three months ended June 30, 2006 compared to the same period last year. This was due to a $6.7 million (34 percent) increase in license revenues from products included in the IPG segment partially offset by $4.5 million (5 percent) decline in total service revenues. For the six months ended June 30, 2006, North American revenues increased $5.8 million (3 percent) compared to the same period last year. This was due to a $7.2 million (18 percent) increase in license revenues from products included in the IPG segment, a $4.0 million (23 percent) license revenues increase from mobility products, partially offset by $5.3 million (3 percent) decline in total service revenues.
International revenues comprised 45 percent and 43 percent of total revenues for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 international revenues comprised 44 percent of total revenues compared to 43 percent of total revenues for the same period last year.
EMEA (Europe, Middle East and Africa) revenues for the three months ended June 30, 2006 increased $7.7 million (13 percent) compared to the three months ended June 30, 2005. The increase was primarily due to a $3.3 million (51 percent) increase in license revenues from products in the iAS segment, a $3.1 million (17 percent) increase in license revenues from products in the IPG segment and $1.2 million (3 percent) increase in service revenues. Increased revenues in UK, France and Sweden contributed most to the overall increase in the second quarter of 2006, offset by a decline in Spain. For the six months ended June 30, 2006, the $8.4 million (7 percent) increase was primarily due to a $6.4 million (58 percent) increase in license revenues from the iAS segment and a $1.6 million (2 percent) increase in service revenues. Increased revenues in the UK, France and Italy contributed most to the overall increase.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended June 30, 2006 increased $0.9 million (3 percent) compared to the three months ended June 30, 2005. The increase was primarily attributable to a $1.4 million increase in license revenues from IPG products in Latin America, offset by a $0.7 million (8 percent) decline in Asia Pacific service revenues. The results of our operations in Brazil contributed most significantly to the increased revenue. For the six months ended June 30, 2006, intercontinental revenues were little changed compared to the prior year. During the six months ended June 30, 2006, foreign currency exchange rates changes from the same period last year resulted in a $3.8 million (2 percent) increase in our revenues and a $2.0 million (1 percent) increase in our operating expenses.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended June 30, 2006, foreign currency exchange rate changes from the same period last year resulted in a $0.6 million (less than 1 percent) increase in our revenues and a $0.7 million (less than 1 percent) increase in our operating expenses.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Cost of license fees	$11.9	$11.7	2%	$24.7	$26.0	(5%)
Percentage of license fees revenues	14%	17%		16%	20%
Cost of services	$38.3	$39.9	(4%)	$76.7	$80.3	(4%)
Percentage of services revenues	29%	29%		29%	30%
Sales and marketing	$67.8	$65.4	4%	$129.2	$124.9	3%
Percentage of total revenues	31%	32%		31%	32%
Product development and engineering	$37.5	$34.3	9%	$74.5	$67.8	10%
Percentage of total revenues	17%	17%		18%	17%
General and administrative	$25.9	$23.1	12%	$50.9	$45.3	12%
Percentage of total revenues	12%	11%		12%	11%
Amortization of other purchased intangibles	$1.6	$1.7	(6%)	$3.1	$3.4	(9%)
Percentage of total revenues	1%	1%		1%	1%
Cost of restructure	$0.1	$0.3	(67%)	$0.1	$0.3	(67%)
Percentage of total revenues	*	*		*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $11.9 million and $24.7 million for the three and six months ended June 30, 2006, up from $11.7 million for the three months ended June 30, 2005 and down from $26.0 million for the six months period. Such costs were 14 percent and 16 percent of license fees revenue in the three and six months ended June 30, 2006, respectively, as compared to 17 percent and 20 percent for the same periods in 2005. The increase in the cost of license fees for the three months ended June 30, 2006 was primarily due to a $0.5 million increase in amortization of capitalized software development costs. Amortization of purchased technology acquired was $2.3 million and $4.8 million for the three and six months ended June 30, 2006, respectively as compared to $2.3 million and $7.0 million for the same periods in 2005. The decrease in amortization of purchased technology for the six months ended June 30, 2006 compared to June 30, 2005 is due to the purchased technology acquired in the 2001 New Era of Networks, Inc. acquisition that became fully amortized during the first six months of 2005 offset by increased intangible amortization associated with the Extended Systems acquisition. Amortization of capitalized software development costs included in cost of license fees was $7.4 million and $15.7 million for the three and six months ended June 30, 2006, respectively, as compared to $6.9 million and $14.3 million, respectively for the same periods in 2005. The increase in amortization of capitalized software costs for the three and six months ended June 30, 2006 was primarily due to certain products included in the IPG segment that began amortizing in late 2005.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs were $38.3 million and $76.7 million for the three and six months ended June 30, 2006, respectively, as compared to $39.9 million and $80.3 million for the same periods in 2005. These costs were 29 percent of services revenues for the three and six months ended June 30, 2006, as compared to 29 percent and 30 percent of service revenues for same periods in 2005. The decrease in cost of services in absolute dollars for the three and six months ended June 30, 2006 is primarily due to a reduction in technical support and professional services headcount. The headcount reflected in this expense category was approximately 2 percent lower at June 30, 2006 compared to June 30, 2005. This was partially offset by an increase in stock compensation expense of $0.6 million and $1.4 million primarily related to the adoption of SFAS 123(R), in the three and six months ended June 30, 2006, respectively.
Sales and Marketing. Sales and marketing expenses increased to $67.8 million and $129.2 million for the three and six months ended June 30, 2006, respectively, as compared to $65.4 million and $124.9 million for the same period last year. These costs were 31 percent of total revenues for the three and six month periods ended June 30, 2006 as compared to 32 percent of total revenues for the three and six month periods ended June 30, 2005. The increase in sales and marketing expenses in absolute dollars for the three and six months ended June 30, 2006 was primarily due to an increase in marketing programs and stock compensation expense as a result of the adoption of SFAS 123(R).
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased to $37.5 million and $74.5 million for the three and six months ended June 30, 2006, respectively, as compared to $34.3 million and $ 67.8 million for the same periods last year. These costs were 17 percent and 18 percent of total revenues for the three and six months ended June 30, 2006, respectively, as compared to 17 percent for the three and six month periods ended June 30, 2005. The increase in product development and engineering costs in absolute dollars for the three and six months ended June 30, 2006 is primarily due to an increase in product development and engineering headcount largely attributable to our acquisition of

Extended Systems and the inclusion of stock compensation expense in accordance with SFAS 123(R) in the three and six month periods ended June 30, 2006 of $0.7 million and $1.3 million, respectively. The headcount reflected in this expense category was approximately 9 percent higher at June 30, 2006 compared to June 30, 2005.
We capitalized approximately $10.3 million and $18.9 million of software development costs for the three and six months ended June 30, 2006, respectively as compared to $8.5 million and $17.3 million for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, capitalized software costs included costs incurred for the development of the Adaptive Server Enterprise 15.1, EAS 6.0 and Workspace 1.X .
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $25.9 million and $50.9 million for the three and six months ended June 30, 2006, respectively, as compared to $23.1 million and $45.3 million for the three and six months ended June 30, 2005. These costs represented 12 percent of total revenues for the three and six months ended June 30, 2006 as compared to 11 percent of total revenues for the three and six months ended June 30, 2005. The increase in absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2006 was primarily attributable to additional stock compensation expense related to the adoption of SFAS 123(R). General and administrative expenses included approximately $3.2 million and $6.3 million attributable to stock based compensation for the three and six month periods ended June 30, 2006, respectively, compared to $1.7 million and $3.0 million in stock based compensation for the three and six months ended June 30, 2005, respectively.
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
For descriptions of each restructuring plan, see Note 9 to Condensed Consolidated Financial Statements.
Operating Income
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Operating income by segment:
IPG	$35.8	$23.8	50%	$57.4	$43.6	32%
IAS	2.6	4.8	(46%)	4.7	5.3	(11%)
Unallocated costs	(6.0)	(0.5)	1100%	(10.8)	(0.5)	2060%

Total operating income:	$32.4	$28.1	15%	$51.3	$48.4	6%

Percentage of total revenues	15%	14%		12%	12%
Operating income was $32.4 million and $51.3 million for the three and six months ended June 30, 2006, respectively, compared to operating income of $28.1 million and $48.4 million for the three and six months ended June 30, 2005, respectively. The increase in operating income for the three and six months ended June 30, 2006 is primarily due to the various factors discussed under “Revenues” and “Costs and Expenses,” above. The increase in operating margin relates to increases in the operating margins for both the iAS and IPG offsetting increases in costs relates to stock based compensation. The operating margin for the IPG segment was 19.1 percent and 16.2 percent for the three and six months ended June 30, 2006, respectively, compared to 13.1 percent and 12.3 percent for the three and six months ended June 30, 2005. The increase in operating income in the IPG segment for the three and six months ended June 30, 2006 was primarily due to the increase in revenues offset by a smaller increase in expenses. The operating margin for the iAS segment was 6.5 percent and 5.9 percent for the three and six months ended June 30, 2006, respectively, compared to 13.6 percent and 8.1 percent for the same periods in 2005. The decrease in operating income for the iAS segment was primarily due to an increase in operating expenses including those acquired in our acquisition of Extended Systems.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other Income (Expense), Net
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Interest income	$10.2	$6.7	52%	$18.8	$11.7	61%
Percentage of total revenues	5%	3%		5%	3%
Interest expense and other, net	$(3.0)	$(3.0)	*	$(5.5)	$(4.9)	12%
Percentage of total revenues	(1%)	(1%)		(1%)	(1%)

*	Not meaningful
Interest income increased to $10.2 million and $18.8 million for the three and six months ended June 30, 2006, respectively, compared to $6.7 million and $11.7 million for the same period last year. Interest income consists primarily of interest earned on our investments. The increase in interest income in the three and six month periods in 2006 is primarily due to the increase in the cash balances invested and an increase in the effective interest rates. Our invested cash balances increased as a result of the net proceeds from our private offering of convertible subordinated notes.
Interest expense and other, net was an expense of $3.0 million and $5.5 million for the three and six months ended June 30, 2006, respectively, as compared to $3.0 million and $4.9 million or the three and six months ended June 30, 2005. Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The increase in interest expense and other, net for the six month period ended June 30, 2006 is primarily the result of the increase in interest expense incurred on the convertible subordinated notes issued in the first six months of 2005.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$13.2	$15.8	(16%)	$21.0	$25.9	(19%)
We recorded an income tax provision for the second quarter of 2006 equal to approximately 33 percent of pre-tax book income. Our rate for the six month period ended June 30, 2006 was 32.5 percent. The increase in the tax rate for the second quarter was largely attributable to a reduction in expected foreign tax credit utilization due to an increase in tax benefits from stock compensation expense that is expected to be credited to capital. These rates compare to a tax rate of approximately 50 percent and 47 percent for the comparable three and six month periods in 2005, respectively.
Our effective tax rate for the quarter and year differs from the statutory rate of 35 percent primarily due to the expected utilization during 2006 of foreign tax credits which previously carried a full valuation allowance, and the deferral of certain low-tax foreign source earnings offset somewhat by the impact of state taxes and the addition of tax reserves relating mainly to foreign transfer pricing exposures. In 2005, our effective tax rate differed from the statutory rate of 35 percent primarily due to the utilization of net operating loss carry forwards (the benefit of which is recorded as a reduction of acquired goodwill or paid in capital) in priority to foreign tax credits, state taxes, and additional tax reserves which primarily relate to foreign transfer pricing exposures.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Net income	$26.3	$15.9	65%	$43.6	$29.2	49%
Percentage of total revenues	12%	8%		11%	7%
Basic net income per share	$0.30	$0.18	67%	$0.49	$0.32	53%
Diluted net income per share	$0.29	$0.17	71%	$0.48	$0.31	55%
Shares used in computing basic net income per share	89.1	88.9	*	89.4	90.8	(2%)
Shares used in computing diluted net income per share	91.4	91.3	*	91.7	93.2	(2%)

*	Not meaningful
We reported net income of $26.3 million and $43.6 million for the three and six months ended June 30, 2006, respectively, compared to net income of $15.9 million and $29.2 million for the same periods last year. The increase in net income for the three and six months ended June 30, 2006 is due to the various factors discussed above.
Basic net income per share was $0.30 and $0.49 for the three and six months ended June 30, 2006, respectively, as compared to $0.18 and $0.32 for the same periods in 2005. Diluted net income per share was $0.29 and $0.48 for the three and six months ended June 30, 2006, respectively, as compared to $0.17 and $0.31 for the same periods in 2005
Shares used in computing basic and diluted net income per share remained flat for the three months ended June 30, 2006 and 2005 and decreased 2 percent for the six months ended June 30, 2006 and 2005 due primarily to shares repurchased under our stock repurchase program offset by the ongoing exercise of employee stock options.
Liquidity and Capital Resources
(Dollars in millions)

	Six Months Ended
	June 30,
			Percent
	2006	2005	Change
Working capital	$635.2	$643.6	(1%)
Cash, cash equivalents and cash investments	$930.4	$905.7	3%
Net cash provided by operating activities	$125.0	$116.8	7%
Net cash used for investing activities	$37.5	$329.4	(89%)
Net cash provided by (used for) financing activities	$(33.2)	$332.6	*

*	Not meaningful
Net cash provided by operating activities increased 7 percent to $125.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in net cash provided by operating activities was primarily due to improved profitability, an increase in deferred revenues and stock-based compensation amortization, partially offset by a lower decrease in accounts receivable and a lower increase in accrued income taxes.
Net cash used for investing activities was $37.5 million for the six months ended June 30, 2006 compared to $329.4 million for the six months ended June 30, 2005. The decrease in net cash used for investing activities is primarily due to net purchases of cash investments. The high amount of net purchases in cash investments during the six months ended June 30, 2005 was due to the investment of the net proceeds that we received from our private offering of the convertible subordinated notes.
Net cash from financing activities was $33.2 million for the six months ended June 30, 2006 compared to net cash provided by financing activities of $332.6 million for the six months ended June 30, 2005. The shift from net cash used for financing activities to net cash provided by financing activities was primarily the result of the $450.5 million net proceeds received from our private offering of convertible subordinated notes partially offset by the $134.9 used to repurchase our stock during the six months ended June 30, 2005 compared to the treasury stock repurchases of $45.3 million for the six months ended June 30, 2006.
Our Board of Directors has authorized the repurchase of our outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through June 30, 2006, aggregate amounts purchased under the Stock Repurchase Program totaled $585.7 million. During the six months ended June 30, 2006, we repurchased 2.1 million shares at a cost of $45.3 million compared to 7.2 million shares at a cost of $135.0 million during the six months ended June 30, 2005, which included $125.0 million repurchased in connection with our offering of convertible subordinated notes.

On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to our Stock Repurchase Program. Approximately $264.3 million remained in the Stock Repurchase Program at June 30, 2006. The average price per share of the shares repurchased under the Stock Repurchase Program during the second quarter of 2006 was $21.50 compared to $20.04 in the second quarter of 2005.
We had no significant commitments for future capital expenditures at June 30, 2006. There have been no significant changes to the contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2006, we had identifiable net assets totaling $153.4 million associated with our European operations and $86.7 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as more fully described on Page 3 of this Report.
Foreign Exchange Risk
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2006 was immaterial to our consolidated financial statements.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at June 30, 2006 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at June 30, 2006 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy in recent years contributed to a decrease in our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our second quarter 2006 revenues exceeded second quarter 2005 revenues by 5.5 percent. If the U.S. and worldwide economies do not continue to stabilize and improve, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
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
Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. We acquired AvantGo in 2003, as well as XcelleNet and certain assets of Dejima in April 2004, to enhance our mobile, wireless and embedded solutions that form the foundation of our Unwired Enterprise initiative. In October 2005 we acquired Extended Systems Incorporated, and in June 2006 we acquired Solonde AG, in part to strengthen our Unwired Enterprise effort. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products are not widely adopted and successful, our competitive position and our operating results could be adversely affected.
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
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. Additionally, we have in the past and may in the future make strategic investments in other companies. We have recently acquired a number of companies and formed certain strategic relationships. For example, we acquired AvantGo in 2003 and XcelleNet and certain assets of Dejima in April 2004. In April 2005 we acquired ISDD and the assets of Avaki Corporation, both privately-held companies. In October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. In June 2006 we acquired Solonde AG, a privately-held company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
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
Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of June 30, 2006, we had approximately $242.2 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through June 30, 2006. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the second quarter of 2006, revenues outside North America represented 45 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.
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
As of June 30, 2006, we had identified net assets totaling $153.4 million associated with our EMEA operations, and $86.7 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in August 2006, Thomas Volk, our Executive Vice President of International Field Operations, left us to pursue an opportunity in Germany and Steve Capelli, formerly Senior Vice President and General Manager North America Operations, was named President of Worldwide Field Operations. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
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
In October 2004, the FASB concluded that Statement 123R, Share-Based Payment “Statement 123(R)” requiring companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. In April 2005 the SEC extended the implementation date to annual periods commencing after June 15, 2005. We adopted Statement 123(R) beginning January 1, 2006, which resulted in $4.6 million of stock-based compensation expense net of income tax benefit for stock options and stock appreciation rights in the first six months of 2006.

The actual effects of SFAS 123(R) depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), a significant change to accounting for income taxes that creates a single model to address uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The statement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 could have a material impact on our future financial results and might adversely impact the price of our common stock.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2006, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2006)	Purchased (#)	($)	Programs (#)	or Programs ($)
April 1– 30	—	—	—	—
May 1 – 31	—	—	—	—
June 1 – 30	958,700	$21.50	958,700	$264,330,000

Total	958,700	$21.50	958,700	$264,330,000

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 31, 2006. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:
1.	Election of three Class II directors, each to serve a three-year term expiring at the 2009 Annual Meeting of Stockholders or until a successor is duly elected and qualified. Richard C. Alberding, Jack E. Sum and Linda K. Yates were the only nominees, and each was elected (80,353,570 votes were cast for the election of Mr. Alberding and 1,123,304 were withheld; 80,753,272 votes were cast for the election of Mr. Sum and 723,602 were withheld; and 80,732,772 votes were cast for the election of Ms. Yates and 744,102 were withheld). There were no abstentions or broker non-votes. In addition to these directors, our board’s other incumbent directors (John Chen, Alan B. Salisbury, Cecilia Claudio, L. William Krause and Robert P. Wayman) had terms that continued after the 2006 Annual Meeting.

2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2006 (80,855,960 for; 529,824 against; 91,090: abstentions and no broker non-votes).

3.	Stockholder proposal to reorganize the Board of Directors into a single class (55,649,267 for; 16,283,297 against; 190,345 abstentions and no broker non-votes).
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

August 8, 2006	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS

Jeffrey G. Ross
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002