Form 10-Q
period 2006-09-30
SYBASE INC
filed 2006-11-09
CIK 768262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
On October 31, 2006, 91,115,477 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

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
Sybase, Adaptive Server Enterprise, Afaria, Avaki, AvantGo, Dejima, Extended Systems, Financial Fusion, Information Anywhere, mFolio, Mirror Activator, New Era of Networks, Replication Server, SQL Anywhere, and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
(Dollars in thousands, except share and per share data)	(Unaudited)	2005
Current assets:
Cash and cash equivalents	$590,617	$398,741
Short-term cash investments	343,338	342,247

Total cash, cash equivalents and short-term cash investments	933,955	740,988
Restricted cash	5,566	2,773
Accounts receivable, net	131,833	167,790
Deferred income taxes	4,668	5,523
Prepaid expenses and other current assets	18,936	16,876

Total current assets	1,094,958	933,950
Long-term cash investments	40,011	118,948
Restricted long-term cash investments	—	2,600
Property, equipment and improvements, net	55,050	59,178
Deferred income taxes	36,103	24,879
Capitalized software, net	70,867	65,911
Goodwill	242,318	238,864
Other purchased intangibles, net	78,580	87,562
Other assets	39,776	38,722

Total assets	$1,657,663	$1,570,614

Current liabilities:
Accounts payable	$14,164	$10,353
Accrued compensation and related expenses	50,793	51,983
Accrued income taxes	51,584	31,398
Other accrued liabilities	58,079	78,040
Deferred revenue	186,848	188,929

Total current liabilities	361,468	360,703
Other liabilities	43,233	40,339
Long-term deferred revenue	4,662	5,663
Minority interest	5,079	5,079
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 90,735,045 outstanding (2005-105,337,362 shares issued and 90,531,145 outstanding)	105	105
Additional paid-in capital	956,491	953,771
Accumulated earnings	68,075	16,195
Accumulated other comprehensive income	31,874	19,231
Cost of 14,602,317 shares of treasury stock (2005-14,806,217 shares)	(273,324)	(277,510)
Unearned compensation	—	(12,962)

Total stockholders’ equity	783,221	698,830

Total liabilities and stockholders’ equity	$1,657,663	$1,570,614

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Revenues:
License fees	$76,338	$69,739	$226,367	$200,362
Services	132,794	129,588	393,332	395,284

Total revenues	209,132	199,327	619,699	595,646
Costs and expenses:
Cost of license fees	12,160	10,993	36,882	36,973
Cost of services	37,681	37,980	114,371	118,248
Sales and marketing	62,019	59,655	191,207	184,593
Product development and engineering	37,327	34,932	111,867	102,764
General and administrative	26,103	23,873	77,037	69,183
Amortization of other purchased intangibles	1,573	1,677	4,671	5,031
Cost of restructure	39	21	139	302

Total costs and expenses	176,902	169,131	536,174	517,094

Operating income	32,230	30,196	83,525	78,552
Interest income	10,910	6,838	29,702	18,500
Interest expense and other, net	(2,974)	(2,957)	(8,491)	(7,880)

Income before income taxes	40,166	34,077	104,736	89,172
Provision for income taxes	15,081	6,090	36,066	31,984

Net income	$25,085	$27,987	$68,670	$57,188

Basic net income per share	$0.28	$0.31	$0.77	$0.63

Shares used in computing basic net income per share	89,056	89,634	89,269	90,403

Diluted net income per share	$0.27	$0.30	$0.75	$0.62

Shares used in computing diluted net income per share	91,498	92,431	91,636	92,961

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005
Cash and cash equivalents, beginning of year	$398,741	$321,417
Cash flows from operating activities:
Net income	68,670	57,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,258	54,847
Loss on disposal of assets	829	703
Deferred income taxes	(11,377)	(4,603)
Stock-based compensation – restricted stock	5,833	5,667
Stock-based compensation – all other	9,849	—
Amortization of note issuance costs	1,477	1,180
Changes in assets and liabilities:
Accounts receivable	38,481	39,628
Other current assets	(2,055)	(3,968)
Other assets – operating	(2,600)	2,050
Accounts payable	3,806	(2,215)
Accrued compensation and related expenses	(1,203)	253
Accrued income taxes	20,219	24,636
Other accrued liabilities	(19,043)	(12,635)
Deferred revenues	(3,125)	(32,917)
Other liabilities	1,863	1,664

Net cash provided by operating activities	163,882	131,478
Cash flows from investing activities:
(Increase) Decrease in restricted cash	(193)	284
Purchases of available-for-sale cash investments	(364,397)	(704,001)
Maturities of available-for-sale cash investments	205,807	307,524
Sales of available-for-sale cash investments	237,255	81,381
Business combinations, net of cash acquired	(4,334)	(6,928)
Purchases of property, equipment and improvements	(13,162)	(12,007)
Proceeds from sale of property, equipment and improvements	4	25
Capitalized software development costs	(29,171)	(26,336)
Increase in other assets – investing	(7)	(5)

Net cash provided by (used for) investing activities	31,802	(360,063)
Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	—	450,238
Repayments of long-term obligations	(45)	(997)
Payments on capital leases	(243)	(201)
Net proceeds from the issuance of common stock and reissuance of treasury stock	32,675	40,326
Purchases of treasury stock	(45,280)	(144,529)

Net cash provided by (used for) financing activities	(12,893)	344,837
Effect of exchange rate changes on cash	9,085	(25,206)

Net increase in cash and cash equivalents	191,876	91,046

Cash and cash equivalents, end of period	590,617	412,463
Cash investments, end of period	383,349	506,386

Total cash, cash equivalents and cash investments, end of period	$973,966	$918,849

Supplemental disclosures:
Interest paid	$9,137	$4,898
Income taxes paid, net of refunds	$22,445	$10,458
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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for three and nine months ended September 30, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.
As discussed in Note 2 “Stock-Based Compensation,” the Company adopted SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) on January 1, 2006 using the modified prospective transition method. Accordingly, net income for the three and nine months ended September 30, 2006 includes $4.7 million and $15.7 million, respectively, in stock-based employee compensation expense before income tax benefit for stock options, restricted stock, and stock appreciation rights. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
On January 1, 2006 the Company adopted the FASB Staff positions FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the FSPs). The FSPs were issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other then temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions of the FSPs, the Company did not realize impairment losses related to unrealized losses on debt securities as a charge to income as it has the ability and intent to hold the securities until a recovery of fair value, which may be maturity (see Note 4 to the Condensed Consolidated Financial Statements). Prior to the issuance of the FSPs and the nullification of certain provisions of the EITF, the Company recognized impairments losses as a charge to income when an individual security had been in a loss position for two consecutive quarters.
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At September 30, 2006, an aggregate of 8,090,434 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that was recognized for the nine months ended September 30, 2006 included: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

Impact of the Adoption of SFAS 123(R)
The following table summarizes the stock-based compensation expense for stock options and stock appreciation rights that was recorded on the Company’s results of operations in accordance with SFAS 123(R) for the three and nine months ended September 30, 2006.

	Three Months Ended	Nine Months Ended
Dollars in thousands, except per share data)	September 30, 2006	September 30, 2006
Cost of services	$510	$1,632
Sales and marketing	886	2,572
Product development and engineering	618	1,820
General and administrative	1,111	3,825

Stock-based compensation expense included in total costs and expenses	3,125	9,849
Tax benefit related to stock-based compensation expense	(945)	(3,065)

Stock-based compensation expense included in net income	$2,180	$6,784

Reduction of net income per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.07
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
Determining Fair Value
Valuation and Amortization Method. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes option valuation model and a single option award approach. The fair value on all options is amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods.
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
The Company used the following assumptions to estimate the fair value of options and stock appreciation rights granted for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	28.38%	28.00%	28.38%	37.31%
Risk-free interest rates	4.86%	4.01%	4.74%	3.79%
Expected term (years)	3.91	4.25	3.91	4.25
Expected dividend yield	—	—	—	—

Equity Compensation Plans
Price data and activity for the Company’s equity compensation plans during the nine months ended September 30, 2006, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

	Outstanding Options,
	Stock Appreciation
	Rights and Restricted	Weighted Average
	Stock	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2005	14,762,614	$15.59
Granted	2,574,912	17.84
Exercised	(2,308,687)	13.31
Forfeited or expired	(664,079)	17.49

Balance at September 30, 2006	14,364,760	$16.26

The weighted average fair value of options, restricted stock, and stock appreciation rights granted during the three and nine months ended September 30, 2006 was $6.51 and $8.93 per share, respectively.
Equity compensation plans outstanding and exercisable at September 30, 2006 were as follows:

	Options, Restricted Stock, & Stock Appreciation Rights
	Outstanding				Options & Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Ranges of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercisable Prices	Shares	Life	Price	Value	Shares	Life	Price	Value
$ 0.00 to $9.93	2,713,640	6.17	$3.87	$55,269,866	1,146,501	4.57	$9.12	$17,337,816
$10.10 to $15.18	2,652,138	5.67	$12.68	30,651,536	2,400,586	5.51	$12.50	28,173,903
$15.47 to $19.70	2,916,593	6.07	$18.44	16,901,861	1,667,519	5.66	$17.81	10,726,802
$19.75 to $21.26	2,502,436	5.99	$20.73	8,772,795	995,205	4.75	$20.11	4,106,132
$21.38 to $23.94	2,546,102	4.68	$22.56	4,278,529	1,809,283	3.99	$22.86	2,496,335
$24.75 to $28.13	1,033,851	4.25	$25.38	—	1,033,851	4.25	$25.38	—

$0.00 to $28.13	14,364,760	5.63	$16.26	$115,874,587	9,052,945	4.89	$17.43	$62,840,988

The Company defines in-the-money options at September 30, 2006 as options that had exercise prices that were lower than the $24.24 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 13.3 million shares that were in-the-money at that date. There were 8.0 million in-the-money options exercisable at September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $20.5 million, determined as of the date of exercise.
At September 30, 2006, the Company had 1,566,739 non-vested restricted stock grants that had a weighted average grant date fair value of $19.04 per share. At December 31, 2005, the Company had 1,303,200 non-vested restricted stock grants that had a weighted average grant date fair value of $18.00 per share.
Price data and activity for the Financial Fusion, Inc. (FFI) stock option plans during the nine months ended September 30, 2006 are summarized as follows:

		Weighted Average
	Outstanding Options	Exercise Price
	Number of Shares	Per Share
Balance at December 31, 2005	7,175,320	$3.38
Forfeited or expired	(2,110,559)	3.17

Balance at September 30, 2006	5,064,761	$3.47

The following table summarizes information about the FFI stock options outstanding at September 30, 2006:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable Prices	Shares	Life	Price	Shares	Price
$0.75	660,604	6.33	$0.75	609,920	$0.75
$0.78	1,172,446	6.89	$0.78	951,637	$0.78
$5.00	3,231,711	3.77	$5.00	3,231,711	$5.00

$0.75 to $5.00	5,064,761	4.83	$3.47	4,793,268	$3.62

There are no intrinsic values for FFI stock options as of September 30, 2006
Price data and activity for the iAnywhere Solutions, Inc. (iAS) Plan during the nine months ended September 30, 2006 are summarized as follows:

		Weighted Average
	Outstanding Options	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2005	11,516,699	$2.51
Forfeited or expired	(1,174,804)	2.51

Balance at September 30, 2006	10,341,895	$2.51

At September 30, 2006 there were 9,848,713 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at September 30, 2006 was 5.31 years. The weighted average remaining contractual life of the options exercisable at September 30, 2006 was 5.2 years. There are no intrinsic values for iAS stock options as of September 30, 2006.
The Company recorded $3.1 million and $9.8 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $1.6 million and $5.8 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $39.0 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.4 years.
The Company received $32.7 million in cash from option exercises and its Employee Stock Purchase Plan for the nine months ended September 30, 2006.
Due primarily to the Company’s ongoing program of repurchasing its common stock on the open market, at September 30, 2006 the Company had 14.6 million treasury shares. The Company satisfies option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed above, the Company accounted for stock-based employee compensation under SFAS 123(R)’s fair value method during the three and nine months ended September 30, 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25. Accordingly, the Company had recorded no stock-based compensation expense for the Company’s fixed stock option plans (including the FFI and iAS stock plans) and the Company’s employee stock purchase plan for the three and nine months ended September 30, 2005. The following table illustrates the effect on the Company’s net income and net income per share for the three and nine months ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model.

	Three Months Ended	Nine Months Ended
(Dollars in thousands, except per share data)	September30, 2005	September 30, 2005
As reported net income – stock-based employee compensation determined using the intrinsic value method	$27,987	$57,188
Add: Stock-based employee compensation cost, net of tax, included in net income as reported	2,270	5,667
Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(3,820)	(12,600)

Pro-forma net income – stock-based employee compensation determined under the fair value method	$26,437	$50,255

Basic net income per share
As reported	$0.31	$0.63
Pro forma	0.29	0.56
Diluted net income per share
As reported	$0.30	$0.62
Pro forma	0.28	0.54
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$25,085	$27,987	$68,670	$57,188

Basic net income per share	$0.28	$0.31	$0.77	$0.63

Shares used in computing basic net income per share	89,056	89,634	89,269	90,403

Diluted net income per share	$0.27	$0.30	$0.75	$0.62

Shares used in computing basic net income per share	89,056	89,634	89,269	90,403
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,442	2,797	2,367	2,558

Shares used in computing diluted net income per share	91,498	92,431	91,636	92,961

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 5.9 million and 3.0 million for the three month periods ended September 30, 2006 and 2005, respectively, and were 5.6 million and 3.9 million for the nine months ended September 30, 2006 and 2005, respectively. In 2006, the Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive. In 2005, the Company excluded shares with exercise prices that were greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect was anti-dilutive. Shares that may be issued to holders of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of the Company’s common stock exceeds $25.22 per share, the initial conversion price. See Note 10 — Convertible Subordinated Notes.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Net income	$25,085	$27,987	$68,670	$57,188
Foreign currency translation gains/(losses)	1,891	(945)	12,663	(28,716)
Unrealized gains/(losses) on marketable securities	568	59	(20)	(171)

Comprehensive income	$27,544	$27,101	$81,313	$28,301

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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and nine month periods ended September 31, 2006 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the three months ended September 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$53,205	$86	—	$53,291
Mobile and Embedded	8,256	14,791	—	23,047

Subtotal license fees	61,461	14,877	—	76,338
Intersegment license revenues	22	6,880	(6,902)	—

Total license fees	61,483	21,757	(6,902)	76,338
Services
Direct service revenue	120,808	11,986	—	132,794
Intersegment service revenues	109	6,690	(6,799)	—

Total services	120,917	18,676	(6,799)	132,794

Total revenues	182,400	40,433	(13,701)	209,132
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	148,209	32,934	(13,701)	167,442

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	34,191	7,499	—	41,690
Amortization of other purchased intangibles	527	1,046	—	1,573
Amortization of purchased technology	430	1,965	—	2,395

Operating income before cost of restructure and unallocated costs	33,234	4,488	—	37,722
Cost of restructure – 2006 Activity	45	—	—	45

Operating income before unallocated costs	33,189	4,488	—	37,677
Unallocated costs				5,447

Operating income				32,230
Interest income, interest expense and other, net				7,936

Income before income taxes				$40,166
A summary of the segment financial information reported to the CEO for the three months ended September 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$50,000	$21	—	$50,021
Mobile and Embedded	9,869	9,849	—	19,718

Subtotal license fees	59,869	9,870	—	69,739
Intersegment license revenues	21	8,225	(8,246)	—

Total license fees	59,890	18,095	(8,246)	69,739
Services
Direct service revenue	120,625	8,963	—	129,588
Intersegment service revenues	7	6,981	(6,988)	—

Total services	120,632	15,944	(6,988)	129,588

Total revenues	180,522	34,039	(15,234)	199,327
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	153,844	26,846	(15,234)	165,456

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	26,678	7,193	—	33,871
Amortization of other purchased intangibles	500	1,177	—	1,677
Amortization of purchased technology	1,067	979	—	2,046

Operating income before cost of restructure and unallocated costs	25,111	5,037	—	30,148
Cost of restructure – 2005 Activity	21	—	—	21

Operating income before unallocated costs	25,090	5,037	—	30,127
Unallocated cost savings				(69)

Operating income				30,196
Interest income, interest expense and other, net				3,881

Income before income taxes				$34,077

A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$156,486	$151	—	$156,637
Mobile and Embedded	21,115	48,615	—	69,730

Subtotal license fees	177,601	48,766	—	226,367
Intersegment license revenues	64	17,567	(17,631)	—

Total license fees	177,665	66,333	(17,631)	226,367
Services
Direct service revenue	358,827	34,505	—	393,332
Intersegment service revenues	211	18,882	(19,093)	—

Total services	359,038	53,387	(19,093)	393,332

Total revenues	536,703	119,720	(36,724)	619,699
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	443,169	101,514	(36,724)	507,959

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	93,534	18,206	—	111,740
Amortization of other purchased intangibles	1,533	3,138	—	4,671
Amortization of purchased technology	1,252	5,893	—	7,145

Operating income before cost of restructure and unallocated cost savings	90,749	9,175	—	99,924
Cost of restructure – 2006 Activity	145	—	—	145

Operating income before unallocated costs	90,604	9,175	—	99,779
Unallocated costs				16,254

Operating income				83,525
Interest income, interest expense and other, net				21,211

Income before income taxes				$104,736
A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2005 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$145,109	$69	—	$145,178
Mobile and Embedded	22,448	32,736	—	55,184

Subtotal license fees	167,557	32,805	—	200,362
Intersegment license revenues	64	18,691	(18,755)	—

Total license fees	167,621	51,496	(18,755)	200,362
Services
Direct service revenue	367,882	27,402	—	395,284
Intersegment service revenues	13	20,269	(20,282)	—

Total services	367,895	47,671	(20,282)	395,284

Total revenues	535,516	99,167	(39,037)	595,646
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	458,893	82,403	(39,037)	502,259

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	76,623	16,764	—	93,387
Amortization of other purchased intangibles	1,500	3,531	—	5,031
Amortization of purchased technology	6,160	2,937	—	9,097

Operating income before cost of restructure and unallocated costs	68,963	10,296	—	79,259
Cost of restructure – 2005 Activity	302	—	—	302

Operating income before unallocated costs	68,661	10,296	—	78,957
Unallocated costs				405

Operating income				78,552
Interest income, interest expense and other, net				10,620

Income before income taxes				$89,172

6. Accounting for Goodwill.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

			Consolidated
(In thousands)	IPG	iAS	Total
Balance at January 1, 2006	$116,184	$122,680	$238,864
Addition in goodwill recorded on Extended Systems acquisition	—	525	525
Addition in goodwill recorded on Solonde acquisition	2,057	—	2,057
Foreign currency translation adjustments & other	872	—	872

Balance at September 30, 2006	$119,113	$123,205	$242,318

The following table reflects the carrying amount and accumulated amortization of intangible assets:

	September 30, 2006			December 31, 2005
	Gross			Gross		Net
	Carrying	Accumulated	Net	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Carrying Amount	Amount	Amortization	Amount
Purchased technology	$137,369	$(92,258)	$45,111	$134,838	$(85,096)	$49,742
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(32)	287	—	—	—
Customer lists	47,589	(21,507)	26,082	47,589	(16,869)	30,720

Totals	$192,377	$(113,797)	$78,580	$189,527	$(101,965)	$87,562

The amortization expense on these intangible assets for the three and nine months ended September 30, 2006 was $4.0 million and $11.8 million, respectively, of which $2.4 million and $7.1 million is included within “cost of license fees” on the Company’s income statement for the three and nine months ended September 30, 2006, respectively. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2006	$15,755
2007	15,743
2008	15,669
2009	15,276
2010	12,842
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.
7. Litigation. A former employee, who was terminated as part of position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Additional awards for legal fees and costs amounted to $750,000. Sybase filed a notice of appeal of the $1,345,000 jury verdict, as well as the fee and cost awards. Sybase filed its opening brief in the appeal on January 27, 2006. Plaintiff filed their reply brief in April 2006, responding to Sybase’s appeal and appealing the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award. All briefs have been filed in the appeal and the parties have petitioned the court to schedule oral arguments.

On August 20, 1999, Medaphis Corporation (now PerSe Technologies) initiated a civil action against Sybase in the District Court for Harris County, Texas for negligent misrepresentation and common law fraud. The claims are based on misrepresentations allegedly made by Sybase in 1996 and 1997 with regard to its ability to provide a product with certain replication functionality. In its Second Amended Petition (filed in June 2003), Medaphis estimates its damages to be $16,761,470. In addition, the Second Amended Petition seeks punitive damages in an unspecified amount. Sybase’s motion for summary judgment in the matter was granted, dismissing the case in its entirety, on November 13, 2003. PerSe appealed that judgment. The appellate court upheld the judgment in part and reversed in part. The matter proceeded to trial on Per Se’s fraud and indemnity claims on June 19, 2006. Per Se dropped its indemnity claim during the trial. On June 29, 2006, the jury rendered a verdict in Sybase’s favor on the fraud claim. Judgment in Sybase’s favor was formally entered by the court on July 18, 2006. Per Se filed a motion for new motion for new trial, which was denied. Per Se’s time to file an appeal has expired. Per Se has paid Sybase approximately $50,000 in costs (which Sybase was entitled to recover as a result of the trial rulings).
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at September 30, 2006. In addition, the Company does not believe that any assumed litigation in the acquisition of Mobile 365, Inc. will have a material impact on our consolidated financial position or results of operations. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. During the first nine months of 2006, the Company repurchased 2.1 million shares at a cost of approximately $45.3 million under the stock repurchase program. From the program’s inception through September 30, 2006, the Company has used an aggregate total of $585.7 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 35.4 million shares.
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
9. Restructuring.
The Company undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing its operating expenses and assumed certain restructuring program liabilities as part of its AvantGo acquisition in 2003. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which information is incorporated here by reference.
Restructuring Activities
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in millions)	Lease Cancellations / Commitments and Other
	2004	2003	2002	2001

Accrued liabilities at December 31, 2005	$5.1	$0.3	$10.7	$3.6
Amounts accrued	0.1	—	—	—
Amounts paid	(1.5)	(0.1)	(2.5)	(1.2)

Accrued liabilities at September 30, 2006	$3.7	$0.2	$8.2	$2.4

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

(Dollars in millions)
Accrued liabilities at December 31, 2005	$2.1
Amounts paid	(0.9)

Accrued liabilities at September 30, 2006	$1.2

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
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million and $6.0 million for the three and nine months ended September 30, 2006, excluding amortization of debt issuance costs totaling $0.5 million and $1.5 million for the three and nine months ended September 30, 2006. The Company recognized interest expense of $2.0 million and $4.9 million for the three and nine months ended September 30, 2005, excluding amortization of debt issuance costs totaling $0.5 million and $1.2 million for the three and nine months ended September 30, 2005.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at September 30, 2006. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. Unamortized offering fees and expenses were $6.6 million and $8.1 million at September 30, 2006 and December 31, 2005, respectively.
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
13. Subsequent Event. On November 8, 2006 the Company acquired Mobile 365 Inc., a privately held Delaware company, in an all cash transaction. The purchase price set forth in the definitive agreement is $425 million, which is subject to adjustment based on Mobile 365 Inc.’s working capital as of the closing date. Net of acquired cash, the transaction is valued at approximately $400 million.

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
Our business is organized into two business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; and iAS, which provides mobile database and mobile enterprise solutions The iAS segment comprised approximately 29 percent of our total license revenues for the first nine months of 2006 compared to 26 percent of license revenues during the same period of 2005. For further discussion of our business segments and principal products, see “Business,” Part I, Item 1.
During the third quarter we also launched a number of products which will strengthen our Unwired Enterprise initiative. These products include: the Sybase Data Integration Suite, a flexible and scalable solution that combines key data integration techniques including replication, data federation, extract, transform and load (ETL), real-time events, and data search with integrated development and administration; SQL Anywhere™ 10, a market-leading database and data exchange solution for the frontline environment; and, Sybase Unwired Accelerator 8.0, an innovative mobile solution that enables users to access their enterprise applications, data and business processes from mobile devices.
•	Pending Acquisition
During the third quarter we signed a definitive agreement to acquire Mobile 365 Inc., a leading mobile messaging and content delivery privately held company for approximately $425 million. This transaction closed on November 8, 2006. Mobile 365 delivers mobile data and messaging, premium content, and value-added services for leading mobile operators, content providers, global brands, media companies, and financial institutions worldwide. This acquisition extends Sybase’s Unwired Enterprise vision with the addition of two new enterprise channels – wireless carriers and global content providers. This acquisition provides Sybase with an extensive carrier channel of approximately 700 operators, a portfolio of financial, media and entertainment customers, and new opportunities to leverage our AvantGo mobile Internet service, mFolio™ Web content mobilization service, and data analytics capabilities.
•	Our Results
We reported total revenues of $209.1 million for the three months ended September 30, 2006, which represented a $9.8 million (5 percent) increase from total revenues of $199.3 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $6.4 million (19 percent) increase in total iAS revenues and a $1.9 million (1 percent) increase in IPG total revenues. The iAS revenue increase was due to a $3.6 million (20 percent) increase in license revenues and a $2.8 million (18 percent) increase in service revenues. The growth in iAS license revenues was largely attributable to the increase in revenues from mobility solutions including, embedded databases, device management, security and e-mail products including those acquired in our acquisition of Extended Systems. The IPG revenue increase was due to a $1.6 million (3 percent) increase in license revenues, with IPG services revenues flat. The growth in IPG license revenue was primarily attributable to increased revenues from our core database and its options along with increased revenues from our Analytic Server product.
We believe our iAS revenues will remain strong as our Unwired Enterprise initiative gains momentum and capitalizes on our new product offerings. For the balance of the year, we expect growth in the IPG segment to come from our core database products, Real-Time Data Services, Mirror Activator™, Replication Server®, and Unwired Accelerator. These products which comprise a majority of our data services platform, help customers mobilize information from the data center to the edge. Longer term, we believe our revenue growth will be fueled by a number of upcoming product offerings where we are combining legacy Sybase technologies and technologies we acquired with ESI and Xcellent. We also believe that we are well positioned to compete within several growing market segments including mobility solutions, data analytic tools, and Linux-based enterprise software.

For the first nine months of fiscal 2006, our total revenues were $619.7 million compared to $595.6 million for the same nine month period in 2005. This overall increase was attributable to growth of 21 percent in revenues from our iAS segment.
We reported net income of $25.1 million for the third quarter of 2006, a 10 percent decrease from the $28.0 million in net income we reported for the same period last year. This decrease was largely the result of a higher quarterly tax provision and the impact of stock based compensation discussed below, partially offset by an increase in revenues and gross profit. Our operating margin for this quarter was 15.4 percent compared to 15.2 percent for the same period in 2005. The increase in operating margin was primarily attributable to the increase in revenues discussed above offset by increased stock based compensation expense and expenses in research and development, sales and marketing and general and administrative.
Our net income for the nine months ended September 30, 2006 was $68.7 million compared to $57.2 million for the same period in 2005. Our operating margin for this nine month period was 13.5 percent compared to 13.2 percent for the same period in 2005. The increase in margin was primarily attributable to the increase in revenues and gross margins, offset by increased stock based compensation expense and expenses in research and development, and sales and marketing expenses.
In the first quarter of 2006 we were required to adopt certain accounting pronouncements under which stock based compensation expense related to unvested stock options is now included in our operating expenses. Largely as a result of this new accounting pronouncement, stock based compensation charges included in operating expenses in the third quarter of 2006 increased by approximately $2.4 million compared to the third quarter of 2005. The stock based compensation charges included in operating expenses for first nine months of 2006 increased by approximately $10.0 million over the same period in 2005 primarily as a result of this accounting pronouncement.
During the quarter ended September 30, 2006, our overall financial position remained strong. We generated net cash from operating activities of $38.9 million, and had $979.5 million in cash, cash equivalents and cash investments (including $5.6 million in restricted cash) at September 30, 2006.
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
The market for new sales of enterprise infrastructure software primarily sold by our IPG segment continues to be challenging due to various factors including a maturing enterprise infrastructure software market and cautious information technology spending. We have noted, however, indications of an improving pipeline for enterprise infrastructure products. We are especially encouraged by strong demand for our core database products as was witnessed by 170 new customers for our core database in the third quarter. As was the case in 2005, the majority of our IPG license revenues during 2006 have come from sales to our existing customers.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. The addition of 3,336 new customers during 2006 drove growth in the iAS segment.
In the future, we believe that much of our growth will be fueled through the inclusion of Sybase technologies in products offered by original equipment manufacturers (OEMs) and value-added-resellers (VARs). An example of this growth is our five year OEM agreement with EMC which we signed in the third quarter. Under the terms of the agreement, EMC may embed Sybase’s SQL Anywhere or ASE databases in any of their product lines, in exchange for future minimum royalty payments to us of $5 million and a percentage of the revenue generated by EMC from the sale of products in which our software is embedded, with no cap above the minimums.
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
•	Stock-Based Compensation
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
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At September 30, 2006, there was $39.0 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.4 years.
We estimate the fair value of options and stock appreciation rights granted in the nine months of 2006 using the Black-Scholes option valuation model and the assumptions shown in Note 2 to the condensed consolidated financial statements, Part I, Item 1. We estimate the expected term of options and stock appreciation rights granted based on historical exercise patterns, which we believe are representative of future behavior. Prior to the second quarter of 2005 we estimated the volatility factors for stock options considering the historical volatility of our stock over the most recent four-year period, which was approximately equal to the average expected life of our stock options. Beginning in the second quarter of 2005 we estimate the volatility of our options and stock appreciation rights considering both the historical volatility of our stock over the most recent four-year period and the prices of publicly traded options, which we believe provide a more accurate estimate of expected volatility factors over the life of the options. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the risk free interest rate on the average of the three and five year treasury rates as published by the Federal Reserve. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock based compensation on a straight-line basis. All options and stock appreciation rights are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48, which is the most significant change to accounting for income taxes since the adoption of the liability approach, creates a single model to address uncertainty in tax positions. The statement clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The statement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The statement is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. We are currently evaluating the impact FIN 48 will have on our financial statements, if any.

Results of Operations
Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
License fees by segment:
IPG	$61.5	$59.9	3%	$177.7	$167.6	6%
IAS	21.7	18.1	20%	66.3	51.5	29%
Eliminations	(6.9)	(8.3)	(17%)	(17.6)	(18.8)	(6%)

Total license fees	$76.3	$69.7	9%	$226.4	$200.3	13%

Percentage of total revenues	36%	35%		37%	34%
Services by segment:
IPG	$120.9	$120.6	*	$359.0	$367.9	(2%)
IAS	18.7	15.9	18%	53.4	47.7	12%
Eliminations	(6.8)	(6.9)	(1%)	(19.1)	(20.3)	(6%)

Total Services	$132.8	$129.6	2%	$393.3	$395.3	(1%)

Percentage of total revenues	64%	65%		63%	66%
Total revenues	$209.1	$199.3	5%	$619.7	$595.6	4%

*	Not meaningful
License revenues increased 9 percent for the three months ended September 30, 2006 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to a $1.6 million (3 percent) increase in IPG license revenues along with a $3.6 million (20 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by the $1.0 million (5 percent) increase in revenues from our Adaptive Server® Enterprise product line. The growth in iAS license revenues was largely attributable to a $2.3 million (33 percent) increase in revenue from our embedded database products as well as increases in revenue from other mobility solutions including device management, security and e-mail including those acquired in our acquisition of Extended Systems.
License revenues increased 13 percent for the nine months ended September 30, 2006 compared to the same period last year. The increase in license revenues was primarily attributable to a $10.1 million (6 percent) increase in IPG license revenues along with a $14.8 million (29 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by the $6.8 million (10 percent) increase in revenues from our Adaptive Server Enterprise product line, in addition to growth in Mirror Activator and Replication Server products. The growth in iAS license revenues was largely attributable to the increase in revenue from mobility solutions including increases in embedded databases, security and e-mail including those acquired in our acquisition of Extended Systems.
Segment license and service revenues include transactions between the segments, and in the most common instance relates to the sale of iAS products and services to third parties by the IPG segment. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction, with corresponding intercompany revenue recorded by iAS together with costs of providing the product or service. The excess of the revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. The total transfers between the segments are captured in “Eliminations.”
Total services revenues (comprised of technical support, professional services and education) increased $3.2 million (2 percent) for the three months ended September 30, 2006 and decreased $2.0 million (1 percent) for the nine months ended September 30, 2006, compared to the same periods in 2005. For the third quarter of 2006 the increase in services revenues was primarily due to a $2.8 million (18 percent) increase in iAS services, primarily technical support revenues. For the nine months ended September 30, 2006 the decrease in service revenues was primarily due to a $5.6 million (7 percent) decline in IPG professional services and a $2.8 million (1 percent) decline in IPG technical support revenues. The decline in IPG professional service revenues is partially due to revenue recognized upon the completion of a multi-million dollar engagement in the second quarter of 2005. This was partially offset by $4.9 million (24 percent) increase in iAS technical support revenues and a $1.6 million (54 percent) increase in iAS professional services revenues.

Total technical support revenues increased $3.3 million (3 percent) and $2.1 million (1 percent) for the three and nine months ended September 30, 2006, respectively, compared to the same period in 2005. Technical support revenues comprised approximately 78 percent of total services revenues for both the three and nine months ended September 30, 2006, compared to 78 percent and 77 percent of total revenues for the three and nine months ended 2005, respectively.
Professional services and other service revenues decreased less than 1 percent and 4 percent for the three and nine months ended September 30, 2006, respectively, compared to the same period in 2005. This decrease in the nine month period was primarily attributable to a $5.6 million (7 percent) decline in IPG professional services revenues partially offset by a $1.6 million (54 percent) increase in iAS professional services. The decline in IPG professional service revenues is partially due to revenue recognized upon the completion of a multi-million dollar engagement in the second quarter of 2005.
Geographical Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
North American	$115.1	$113.4	1%	$346.7	$339.2	2%
Percentage of total revenues	55%	57%		56%	57%
Total Outside North America	$94.0	$85.9	9%	$273.0	$256.4	6%
Percentage of total revenues	45%	43%		44%	43%
International: EMEA (Europe, Middle East and Africa)	$62.6	$53.7	17%	$184.5	$167.3	10%
Percentage of total revenues	30%	27%		30%	28%
Intercontinental: (Asia Pacific and Latin America)	$31.4	$32.2	(2%)	$88.5	$89.1	(1%)
Percentage of total revenues	15%	16%		14%	15%
Total revenues	$209.1	$199.3	5%	$619.7	$595.6	4%
North American revenues (United States, Canada and Mexico) increased $1.7 million (1 percent) for the three months ended September 30, 2006 compared to the same period last year. This was due to a $4.1 million (21 percent) increase in license revenues from products included in the IPG segment partially offset by a $1.6 million (2 percent) decline in total service revenues. For the nine months ended September 30, 2006, North American revenues increased $7.5 million (2 percent) compared to the same period last year. This was due to an $11.3 million (19 percent) increase in license revenues from products included in the IPG segment and a $4.4 million (16 percent) license revenues increase from mobility products, partially offset by a $6.9 million (3 percent) decline in total service revenues.
International revenues comprised 45 percent and 43 percent of total revenues for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 international revenues comprised 44 percent of total revenues compared to 43 percent of total revenues compared to the same period last year.
EMEA (Europe, Middle East and Africa) revenues for the three months ended September 30, 2006 increased $8.9 million (17 percent) compared to the three months ended September 30, 2005. The increase was primarily due to a $4.2 million (78 percent) increase in license revenues from products in the iAS segment and a $4.9 million (15 percent) increase in service revenues. Increased revenues in Holland, UK and Switzerland contributed most to the overall increase in the second quarter of 2006, offset by a decline in Germany. For the nine months ended September 30, 2006, the $17.2 million (10 percent) increase was primarily due to a $10.6 million (65 percent) increase in license revenues from the iAS segment and a $6.5 million (6 percent) increase in service revenues. Increased revenues in the UK, France and Italy contributed most to the overall increase, offset by a decline in Spain.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended September 30, 2006 decreased $0.8 million (2 percent) compared to the three months ended September 30, 2005. The decrease was primarily attributable to a $1.6 million decrease in license revenues from IPG products and a $1.1 million decrease in mobility products in Asia Pacific, excluding Japan which recorded a $1.1 million increase in license revenues from IPG products and a $0.6 increase in service revenues. For the nine months ended September 30, 2006, intercontinental revenues decreased $0.6 million (1 percent) compared to the nine months ended September 30, 2005.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended September 30, 2006, foreign currency exchange rate changes from the same period last year resulted in a $3.2 million (2 percent) increase in our revenues and a $2.3 million (1 percent) increase in our operating expenses.
During the nine months ended September 30, 2006, foreign currency exchange rates changes from the same period last year resulted in a $2.4 million (less than 1 percent) decrease in our revenues and a $0.2 million (less than 1 percent) increase in our operating expenses.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Cost of license fees	$12.2	$11.0	11%	$36.9	$37.0	*
Percentage of license fees revenues	16%	16%		16%	18%
Cost of services	$37.7	$38.0	(1%)	$114.4	$118.2	(3%)
Percentage of services revenues	28%	29%		29%	30%
Sales and marketing	$62.0	$59.7	4%	$191.2	$184.6	4%
Percentage of total revenues	30%	30%		31%	31%
Product development and engineering	$37.3	$34.9	7%	$111.9	$102.8	9%
Percentage of total revenues	18%	18%		18%	17%
General and administrative	$26.1	$23.9	9%	$77.0	$69.2	11%
Percentage of total revenues	12%	12%		12%	12%
Amortization of other purchased intangibles	$1.6	$1.7	(6%)	$4.7	$5.0	(6%)
Percentage of total revenues	1%	1%		1%	1%
Cost of restructure	$0.0	$0.0	*	$0.1	$0.3	(67%)
Percentage of total revenues	*	*		*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $12.2 million and $36.9 million for the three and nine months ended September 30, 2006, up from $11.0 million for the three months ended September 30, 2005 and down from $37.0 million for the nine months period. Such costs were 16 percent of license revenues in both the three and nine months ended September 30, 2006 as compared to 16 percent and 18 percent for the same periods in 2005. The increase in the cost of license fees in absolute dollars for the three months ended September 30, 2006 was primarily due to increases in amortization of purchased technology and capitalized software development costs of $0.4 million and $0.5 million, respectively. Amortization of purchased technology acquired was $2.4 million and $7.1 million for the three and nine months ended September 30, 2006, respectively as compared to $2.0 million and $9.1 million for the same periods in 2005. The decrease in amortization of purchased technology for the nine months ended September 30, 2006 compared to September 30, 2005 is due to the purchased technology acquired in the 2001 New Era of Networks, Inc. acquisition that became fully amortized during the first nine months of 2005 offset by increased intangible amortization associated with the Extended Systems acquisition. Amortization of capitalized software development costs included in cost of license fees was $7.4 million and $23.1 million for the three and nine months ended September 30, 2006, respectively, as compared to $6.9 million and $21.1 million, respectively for the same periods in 2005. The increase in amortization of capitalized software costs for the three and nine months ended September 30, 2006 was primarily due to certain products included in the IPG segment that began amortizing in late 2005.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs were $37.7 million and $114.4 million for the three and nine months ended September 30, 2006, respectively, as compared to $38.0 million and $118.2 million for the same periods in 2005. These costs were 28 and 29 percent of services revenues for the three and nine months ended September 30, 2006, respectively, as compared to 29 percent and 30 percent of service revenues for same periods in 2005. The decrease in cost of services in absolute dollars for the three months ended September 30, 2006 compared to the same period in 2005 is not significant. The decrease for the nine months ended September 30, 2006 is primarily due to a decline in the headcount throughout the period. This was partially offset by an increase in stock compensation expense of $0.9 million primarily related to the adoption of SFAS 123(R).
Sales and Marketing. Sales and marketing expenses increased to $62.0 million and $191.2 million for the three and nine months ended September 30, 2006, respectively, as compared to $59.7 million and $184.6 million for the same period last year. These costs were 30 percent of total revenues for the three month periods ended September 30, 2006 and 2005 and 31 percent of total revenues for the nine month periods ended September 30, 2006 and 2005. The increase in sales and marketing expenses in absolute dollars for the three and nine months ended September 30, 2006 was primarily due to an increase in marketing programs and the inclusion of stock compensation expense in the three and nine month periods ended September 30, 2006 of $1.1 million and $3.2 million, respectively.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased to $37.3 million and $111.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $34.9 million and $102.8 million for the same periods last year. These costs were 18 percent of total revenues for the three and nine months ended September 30, 2006, as compared to 18 and 17 percent for the three and nine month periods ended September 30, 2005, respectively. The increase in product development and engineering costs in absolute dollars for the three and nine months ended September 30, 2006 is primarily due to an increase in product development and engineering headcount largely attributable to our acquisition of Extended Systems and the inclusion of stock compensation expense in the three and nine month periods ended September 30, 2006 of $0.7 million and $2.0 million, respectively. The headcount reflected in this expense category was approximately 10 percent higher at September 30, 2006 compared to September 30, 2005.
We capitalized approximately $10.2 million and $29.1 million of software development costs for the three and nine months ended September 30, 2006, respectively as compared to $7.8 million and $25.1 million for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, capitalized software costs included costs incurred for the development of the Adaptive Server Enterprise 15.0.1, EAS 6.0, and Workspace 1.X, Workspace Kontiki and SQL Anywhere 10.0.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $26.1 million and $77.0 million for the three and nine months ended September 30, 2006, respectively, as compared to $23.9 million and $69.2 million for the three and nine months ended September 30, 2005. These costs represented 12 percent of total revenues for the three and nine months ended September 30, 2006 and 2005. The increase in absolute dollars of general and administrative expenses for the three and nine months ended September 30, 2006 was primarily attributable to additional stock compensation expense related to the adoption of SFAS 123(R). General and administrative expenses included approximately $3.0 million and $9.3 million attributable to stock based compensation for the three and nine month periods ended September 30, 2006, respectively, compared to $2.2 million and $5.1 million in stock based compensation for the three and nine months ended September 30, 2005, respectively.
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
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Operating income by segment:
IPG	$33.2	$25.1	32%	$90.6	$68.7	32%
IAS	4.5	5.0	(10%)	9.2	10.3	(11%)
Unallocated costs	(5.5)	0.1	*	(16.3)	(0.4)	3975%

Total operating income:	$32.2	$30.2	7%	$83.5	$78.6	6%

Percentage of total revenues	15%	15%		13%	13%

*	Not meaningful
Operating income was $32.2 million and $83.5 million for the three and nine months ended September 30, 2006, respectively, compared to operating income of $30.2 million and $78.6 million for the three and nine months ended September 30, 2005, respectively. The increase in operating income for the three and nine months ended September 30, 2006 is primarily due to the various factors discussed under “Revenues” and “Costs and Expenses,” above. The increase in operating margin relates to an increase in the operating margin for the IPG segment offsetting increases in costs relates to stock based compensation. The operating margin for the IPG segment was 18.2 percent and 16.9 percent for the three and nine months ended September 30, 2006, respectively, compared to 13.9 percent and 12.8 percent for the three and nine months ended September 30, 2005. The increase in operating income in the IPG segment for the three and nine months ended September 30, 2006 was primarily due to the increase in revenues offset by a smaller increase in expenses. The operating margin for the iAS segment was 11.1 percent and 7.7 percent for the three and nine months ended September 30, 2006, respectively, compared to 14.8 percent and 10.4 percent for the same periods in 2005. The decrease in operating income for the iAS segment was primarily due to an increase in operating expenses including those acquired in our acquisition of Extended Systems.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and nine month periods ended September 30, 2006 consisted primarily of stock-based compensation expenses.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Interest income	$10.9	$6.8	60%	$29.7	$18.5	61%
Percentage of total revenues	5%	3%		5%	3%
Interest expense and other, net	$(3.0)	$(3.0)	*	$(8.5)	$(7.9)	8%
Percentage of total revenues	(1%)	(1%)		(1%)	(1%)

*	Not meaningful
Interest income increased to $10.9 million and $29.7 million for the three and nine months ended September 30, 2006, respectively, compared to $6.8 million and $18.5 million for the same period last year. Interest income consists primarily of interest earned on our investments. The increase in interest income in the three and nine month periods in 2006 is primarily due to the increase in the cash balances invested and an increase in the effective interest rates. During the nine month period ended September 30, 2006, our invested cash balances increased as a result of the net proceeds from our private offering of convertible subordinated notes together with our positive cash flow from operations. We believe our interest income will decline in future quarters as a result of our use of funds for the acquisition of Mobile 365.
Interest expense and other, net was an expense of $3.0 million and $8.5 million for the three and nine months ended September 30, 2006, respectively, as compared to $3.0 million and $7.9 million or the three and nine months ended September 30, 2005. Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The increase in interest expense and other, net for the nine month period ended September 30, 2006 is primarily the result of the increase in interest expense incurred on the convertible subordinated notes issued in the first nine months of 2005.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$15.1	$6.1	148%	$36.1	$32.0	13%
We recorded an income tax provision for the third quarter of 2006 equal to approximately 38 percent of pre-tax book income. Our rate for the nine month period ended September 30, 2006 was 34.4 percent. The increase in the tax rate for the third quarter was largely attributable to a change in the estimated mix of earnings between foreign and domestic, an increase in tax projected to be provided on undistributed foreign earnings and an increase in the projected amount of foreign tax credits that are credited to capital and not earnings. These rates compare to a tax rate of approximately 18 percent and 36 percent for the comparable three and nine month periods in 2005, respectively.
Our effective tax rate for the quarter and year differs from the statutory rate of 35 percent primarily due to the expected utilization during 2006 of foreign tax credits which previously carried a full valuation allowance, the deferral of certain low-tax foreign source earnings offset by the impact of state taxes, tax provided on undistributed foreign earnings, nondeductible stock compensation primarily relating to foreign employees, and the addition of tax reserves relating mainly to transfer pricing exposures. In 2005, our effective tax rate differed from the statutory rate of 35 percent primarily due to the utilization of net operating loss carry forwards (the benefit of which is recorded as a reduction of acquired goodwill or paid in capital) in priority to foreign tax credits, state taxes, and additional tax reserves which primarily relate to foreign transfer pricing exposures.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Net income	$25.1	$28.0	(10%)	$68.7	$57.2	20%
Percentage of total revenues	12%	14%		11%	10%
Basic net income per share	$0.28	$0.31	(10%)	$0.77	$0.63	22%
Diluted net income per share	$0.27	$0.30	(10%)	$0.75	$0.62	21%
Shares used in computing basic net income per share	89.1	89.6	(1%)	89.3	90.4	(1%)
Shares used in computing diluted net income per share	91.5	92.4	(1%)	91.6	93.0	(2%)
We reported net income of $25.1 million and $68.7 million for the three and nine months ended September 30, 2006, respectively, compared to net income of $28.0 million and $57.2 million for the same periods last year. The increase in net income for the three and nine months ended September 30, 2006 is due to the various factors discussed above.
Basic net income per share was $0.28 and $0.77 for the three and nine months ended September 30, 2006, respectively, as compared to $0.31 and $0.63 for the same periods in 2005. Diluted net income per share was $0.27 and $0.75 for the three and nine months ended September 30, 2006, respectively, as compared to $0.30 and $0.62 for the same periods in 2005.
Shares used in computing basic and diluted net income per share declined 1 percent for the three months ended September 30, 2006 and 2005. Shares used in computing basic net income per share decreased 1 percent for the nine months ended September 30, 2006 and 2005. Shares used in computing diluted net income per share decreased 2 percent for the nine months ended September 30, 2006. All declines were due primarily to shares repurchased under our stock repurchase program offset by the ongoing exercise of employee stock options.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $25.22 per share, the initial conversion price. For the three month periods ended September 30, 2005 and 2006 and the nine month periods ended September 30, 2005 and 2006 our average share price did not exceed $25.22 and accordingly such shares are not included in the calculation of diluted earnings per share. See Note 10 — Convertible Subordinated Notes.
Liquidity and Capital Resources
(Dollars in millions)

	Nine Months Ended
	September 30,
			Percent
	2006	2005	Change
Working capital	$733.5	$578.3	27%
Cash, cash equivalents and cash investments	$974.0	$918.8	6%
Net cash provided by operating activities	$163.9	$131.5	25%
Net cash provided by (used for) investing activities	$31.8	$(360.1)	*
Net cash provided by (used for) financing activities	$(12.9)	$344.8	*

*	Not meaningful
Net cash provided by operating activities increased 25 percent to $163.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in net cash provided by operating activities was primarily due to improved profitability including amortization of stock compensation and, a smaller decline in deferred revenues and stock-based compensation amortization, partially offset by a lower decrease in deferred income taxes and an increase in accrued income taxes.
Net cash provided by investing activities was $31.8 million for the nine months ended September 30, 2006 compared to a $360.1 million use of cash for the nine months ended September 30, 2005. The shift from net cash used for investing activities to net cash provided by investing activities is primarily due to net purchases of cash investments for the nine months ended September 30, 2005. The high amount of net purchases in cash investments during the nine months ended September 30, 2005 was due to the investment of the net proceeds that we received from our private offering of the convertible subordinated notes.

Net cash used for financing activities was $12.9 million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $344.8 million for the nine months ended September 30, 2005. The shift from net cash provided by financing activities to net cash used for financing activities was primarily the result of the $450.5 million net proceeds received from our private offering of convertible subordinated notes partially offset by the $144.5 used to repurchase our stock during the nine months ended September 30, 2005 compared to the treasury stock repurchases of $45.3 million for the nine months ended September 30, 2006.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through September 30, 2006, aggregate amounts purchased under the Stock Repurchase Program totaled $585.7 million. During the nine months ended September 30, 2006, we repurchased 2.1 million shares at a cost of $45.3 million compared to 7.6 million shares at a cost of $144.5 million during the nine months ended September 30, 2005, which included $125.0 million repurchased in connection with our offering of convertible subordinated notes.
On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $264.3 million remained in the Stock Repurchase Program at September 30, 2006. No purchases were made during the third quarter of 2006.
On November 8, 2006 we acquired Mobile 365 Inc, a privately held Delaware company, in an all cash transaction. The purchase price set forth in the definitive agreement is $425 million, which is subject to adjustment based on Mobile 365 Inc.’s working capital as of the closing date. Net of acquired cash, the transaction is valued at approximately $400 million. We expect to incur significant direct costs related to the acquisition.
Aside from the above items, we had no significant commitments for future capital expenditures at September 30, 2006. There have been no significant changes to the other contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2006, we had identifiable net assets totaling $184.9 million associated with our European operations and $93.2 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as more fully described on Page 3 of this Report.
Foreign Exchange Risk
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2006 was immaterial to our consolidated financial statements.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at September 30, 2006 were material.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at September 30, 2006 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 7 of Notes to Condensed Financial Statements in Part I, Item 1 of the Form 10-Q is incorporated herein by reference.
ITEM 1 (A): RISK FACTORS
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
We may encounter difficulties or integrating our Mobile 365 acquisition, other acquisitions or strategic relationships and may incur acquisition-related charges that could adversely affect our operating results.
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. Additionally, we have in the past and may in the future make strategic investments in other companies. We have recently acquired a number of companies and formed certain strategic relationships.
For example, on November 8, 2006 we acquired Mobile 365 a Delaware company, in an all cash transaction. The purchase price set forth in the definitive agreement is $425 million, which is subject to adjustment based on Mobile 365’s working capital as of the closing date. Net of acquired cash, the transaction is valued at approximately $400 million.
In addition, we acquired AvantGo in 2003 and XcelleNet and certain assets of Dejima in April 2004. In April 2005 we acquired ISDD and the assets of Avaki Corporation, both privately-held companies. In October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. In June 2006 we acquired Solonde AG, a privately-held company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
We may not achieve the desired benefits of our Mobile 365 or other acquisitions and investments. For example, we may be unable to successfully assimilate an acquired company’s management team, employees, business infrastructure or data centers and maintain related systems, capacity requirements, customer mandated requirements, and third party communication provider relationships. Also, dedication of additional resources to execute acquisitions and handle integration tasks and management changes accompanying acquisitions could temporarily divert attention from other important business. Such acquisitions could also result in costs, liabilities, or additional expenses that could harm our results of operations and financial condition. In addition, we may not be able to maintain customer, supplier or other favorable business relationships of ours, or of our acquired operations, or be able to terminate or restructure unfavorable relationships.
Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of September 30, 2006, we had approximately $242.2 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. If goodwill is determined to be impaired in the future we will be required to take a non-cash charge to earnings to write-off impaired goodwill, which could significantly impact our net income.
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
Our revenues and operating results depend on the overall demand for our products and services. General weakening of the U.S. and worldwide economy decreased our revenues from 2000 to 2003. Economic uncertainty caused many of our customers to delay or significantly reduce discretionary spending for larger infrastructure IT projects, which contributed to the decline in our revenues from 2000 to 2003. In part due to improvements in the worldwide economy, our third quarter 2006 revenues exceeded third quarter 2005 revenues by 4.9 percent. If the U.S. and worldwide economies do not continue their growth patterns, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
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
Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. We acquired AvantGo in 2003, as well as XcelleNet and certain assets of Dejima in April 2004, to enhance our mobile, wireless and embedded solutions that form the foundation of our Unwired Enterprise initiative. In October 2005 we acquired Extended Systems Incorporated, and in June 2006 we acquired Solonde AG, in part to strengthen our Unwired Enterprise effort. In November 2006 we acquired Mobile 365, to extend our Unwired Enterprise effort with the addition of two new enterprise channels – wireless carriers and global content providers. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products are not widely adopted and successful, our competitive position and our operating results could be adversely affected.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded restructuring charges totaling approximately $116 million through September 30, 2006. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the third quarter of 2006, revenues outside North America represented 45 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism and continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, and organizational changes we have made to accommodate these conditions.
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

As of September 30, 2006, we had identified net assets totaling $184.9 million associated with our EMEA operations, and $93.2 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
In October 2004, the FASB concluded that Statement 123R, Share-Based Payment “Statement 123(R)” requiring companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. In April 2005 the SEC extended the implementation date to annual periods commencing after June 15, 2005. We adopted Statement 123(R) beginning January 1, 2006, which resulted in $4.6 million of stock-based compensation expense net of income tax benefit for stock options and stock appreciation rights in the first nine months of 2006. The actual effects of SFAS 123(R) depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2006, the Company did not make repurchases of its Common Stock.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
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

November 8, 2006	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST
Pieter Van der Vorst
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employee Stock Purchase Plan – United States, as amended on October 25, 2006

10.2	Employee Stock Purchase Plan – International, as amended on October 25, 2006

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002