Form 10-K
period 2006-12-31
SYBASE INC
filed 2007-03-01
CIK 768262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes☐           No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,702,597,932 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2007

Common Stock, $.001 par value per share	91,943,635 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2007 (Proxy Statement)	Part III

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
Sybase, Adaptive Server Enterprise, Advantage Database Server, Afaria, Avaki, AvantGo, DataWindow.Net, Dejima, Extended Systems, Financial Fusion, iAnywhere, iAnywhere Solutions, Information Anywhere, Information Anywhere Suite, M-Business Anywhere, mFolio, Mirror Activator, Mobile 365, New Era of Networks, OneBridge, PocketBuilder, PowerBuilder, PowerDesigner, Replication Server, RFID Anywhere, SQL Anywhere, Sybase 365 and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I
ITEM 1. BUSINESS
Sybase is the largest enterprise software company delivering on the Unwired Enterprise vision by managing, integrating and mobilizing data from multiple sources, and making decision-ready information easily accessible at the point of action.
Sybase information management and mobility solutions are widely recognized for their superior reliability, security and scalability, enabling easy and effective development in heterogeneous environments. Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991.
Our business is organized into three principal operating segments, Infrastructure Platform Group (IPG), iAnywhere Solutions, Inc. (iAS) and Sybase 365, Inc. (Sybase 365). We acquired Sybase 365® (formerly known as Mobile 365, Inc.) in November 2006 for approximately $417.1 million. Below is a brief description of the business of each division:
     • Infrastructure Platform Group (IPG) focuses on information management by helping customers build a trusted data infrastructure and create a more intelligent enterprise. IPG offers two lines of enterprise class database servers: Adaptive Server® Enterprise (ASE) for mission-critical transactions and the Sybase IQ analytics server for business intelligence applications such as data warehousing, data analytics and data aggregation. IPG also produces solutions for business continuity including the Sybase Mirror ActivatorTM for very high availability data environments. Today’s information technology systems require tight integration of data from a variety of sources. To help solve this challenge, IPG offers the Data Integration Suite which combines popular data integration techniques with common development and administration. Data Integration Suite components include replication, data federation, real time events and search. IPG offers integrated tooling to design, analyze and develop these environments. Products include PowerDesigner®, a leading modeling tool, PowerBuilder®, a leading Rapid Application Development (RAD) tool, and WorkSpace for integrated development environments. IPG also offers the Sybase Financial Fusion® product line that enables banks to provide account access and payment initiation on behalf of their consumer, small business and corporate clients. During 2006, the principal products of IPG accounted for approximately 70 percent of our license revenue.
     • iAnywhere Solutions, Inc. (iAS) enables success at the front lines of business. iAS holds worldwide market leadership positions in mobile and embedded databases, mobile management and security, mobile middleware and synchronization, and Bluetooth and infrared protocol technologies. Tens of millions of mobile devices, millions of subscribers, and 20,000 customers and partners rely on iAS’s “Always Available” technologies, including SQL Anywhere®, Information Anywhere™ Suite, Afaria® and OneBridge®. Recent acquisitions include Extended Systems® (October 2005), XcelleNet® (April 2004) and Dejima® (April 2004). The principal products of iAS accounted for approximately 30 percent of our license revenue in 2006.
     • Sybase 365, Inc., a newly formed segment resulting from our acquisition of Mobile 365™, is a leading provider of mobile messaging services. Sybase 365 enables wireless operators, brands, content providers and enterprises to deliver advanced mobile services to subscribers by solving the inherent complexities of the wireless ecosystem: incompatible networks, messaging protocols, handsets, and billing systems. Sybase 365 holds worldwide market leadership positions in inter-carrier messaging, premium content delivery and settlement, and enterprise messaging. In order to deliver services, Sybase 365 utilizes a carrier-grade, secure messaging platform connected via a global private network of IP and SS7 connections to more than 700 wireless operators worldwide. Sybase 365 offers customers unparalleled subscriber reach (approximately 1.7 billion wireless subscribers) supported by high quality of service and worldwide message delivery, billing, and settlement capabilities. In 2006, Sybase 365 delivered more than 25 billion messages. Sybase 365 generated messaging revenues of $18.2 million from the November 8, 2006 acquisition of Mobile 365 through December 31, 2006.
A summary of financial results for these divisions is found in Note Ten to Consolidated Financial Statements, Part II, Item 8.

UNWIRED ENTERPRISE
We define the Unwired Enterprise as the seamless and secure flow of information between data sources and points of action, whether inside the office or on the road. An Unwired Enterprise breaks down information technology barriers and delivers critical information and applications to employees, partners, and customers anytime, anywhere providing our customers with an information edge. An Unwired Enterprise is more efficient, more productive, and better able to capitalize on new opportunities because information is moved to the point of action, increasing its relevance and enhancing the power of decisions and transactions.
CUSTOMERS
Our customers are primarily Fortune 1000 companies in North America and their equivalents around the globe. No single customer accounted for more than 10 percent of total revenues during 2006, 2005 or 2004. In 2006 our customers included:
•	A global investment bank uses the real-time events capability in the Sybase Data Integration Suite to proactively push time-critical data from heterogeneous enterprise databases to messaging architectures. The firm has eliminated the “information lags” created by batch updates or intermittent polling processes. The real-time solution enables the organization to focus on its risk assessment — using real-time events to send a report to the risk management department each time a trade crosses a pre-determined risk limit.

•	A biotechnology research center uses a unique combination of Sybase IQ, SQL Anywhere, Sybase Adaptive Server Enterprise, PowerBuilder, PowerDesigner, and PocketBuilder™ to record the detailed background of seeds and plants used in experiments. Within the system, masses of data are recorded, stored, and made available for interpretation in the field. This access to detailed data on the experiments and materials requirements is critical when applying for patents and performing highly complex search tasks and enhances researchers’ efficiency and reduces the likelihood of errors and inconsistencies.

•	A craft and home décor retailer relies on constant inventory updates and tracking a very large and dynamic product numbering system as a critical component of its business. The company needs to cost-effectively improve reporting options and reduce the performance impact on their OLTP systems from complex queries. To achieve these goals, the company turns to Sybase IQ to reduce the query speeds by half. This retailer is now able to quickly and efficiently update and track inventory and revenue.

•	The largest energy and chemical company in China selects Sybase Adaptive Server Enterprise and SQL Anywhere to create a highly stable and secure solution to replace traditional payment methods. Using Sybase technology, the company implements an integrated circuit card system that improves efficiency and reduces operational costs. The solution manages transaction data from across the company’s 1,300 county-level branches, 260 prefecture-level and 20 provincial-level regions. As a result, the company has improved operational efficiency across the organization and can use the most up-to-date information to better manage market risks.

•	A leading wireless operator relies on Sybase 365 to deliver advanced mobile services to its subscribers including Short Messaging Services (SMS) and Multimedia Messaging Service (MMS) inter-carrier messaging and MMS-based content downloads. The wireless operator, which is known for its network performance and quality of service, wanted to offer its subscribers a worldwide messaging service without compromising on its stringent quality standards. Using Sybase 365’s interoperability solution, the wireless operator’s customers are able to seamlessly exchange text and multimedia messages with other subscribers irrespective of their network affiliation and across geographical boundaries. Sybase 365 also developed an MMS content delivery service which powers the wireless operator’s direct-to-consumer premium content business.

•	A global leader in communication systems, applications and services relies on iAnywhere’s® M-Business Anywhere™ to enable the company’s field technicians to receive their assignments, provide immediate status, completion and time reporting information, and order parts wirelessly through a handheld device. In addition, iAnywhere’s Afaria product lets them manage these valuable records from the field. This combination of forward-looking, standards-based application architectures enables a seamless transition to new network providers and new smartphones while keeping field technicians and customers happy.

•	A market leading insurer chooses iAnywhere Afaria to centrally manage the laptop computers that independent agents use to enroll individuals in supplemental insurance products. Because these agents are in the field the need for secure and reliable technology was imperative. The company has benefited from Afaria’s efficient operation for occasionally connected use and Afaria’s performance of critical management functions with full disk encryption capability to protect customers’ personal data.

•	A global healthcare leader relies on a drug dispensing system powered by SQL Anywhere for prescription administration, recordkeeping and management. The company has 50,000 installed units in 3200 different customer sites, serving thousands of admission and ER visits per year. SQL Anywhere manages the large volumes of data generated by this system.
PRODUCTS AND SERVICES
Our products and services are available on hardware platforms manufactured by Dell, Hewlett-Packard, IBM, Sun Microsystems, and others. We also make products that connect these platforms to other hardware platforms with large installed bases. Our products and services are also available for a wide range of operating systems including various UNIX environments, Windows, Windows NT, and Linux. A description of our principal products and service offerings follows:
Infrastructure Platform Group (IPG)
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
Sybase IQ is an analytics server optimized for outstanding query performance for both structured and unstructured data in business intelligence applications such as data warehousing, data analytics and data aggregation. Sybase IQ combines extraordinary speed and agility with a low cost of ownership.
Sybase Replication Server® increases the flexibility and lowers the cost of managing multiple data management platforms. It provides bi-directional, heterogeneous replication and synchronization across enterprise, client/server, desktop, and mobile systems.
Sybase Data Integration Suite streamlines data integration techniques into a single, out-of-the-box solution. Customers can choose the technology that best meets their needs — ETL, replication, federation or event-based integration — to build flexible data flows. With the modular suite, customers can start with today’s projects and scale to address the most serious integration challenge. Using smart, easy-to-use tools Sybase Data Integration Suite accelerates the design, development, delivery, and management of seamless data flows. Common modeling, metadata management, development tooling, and administration form the smart “glue” that enables the holistic, controlled method for achieving agility.

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
Sybase DataWindow.Net™ boosts the performance of .Net application environments.
Sybase Financial Fusion Banking Solutions enable financial institutions to offer multiple-delivery channel support to their consumer, small business, and large corporate clients. Features include account access, banking, cash management services, imaging, bill payment and presentment, customer care, and wireless application support. Solutions are supported on an integrated platform driven by Financial Fusion Server using advanced Java technology and industry protocols.
iAnywhere Solutions (iAS)
SQL Anywhere is a market leading data management and enterprise data synchronization solution, enabling the rapid development and deployment of database-powered applications for mobile, remote and small to medium sized business environments. In addition, our Advantage Database Server™ provides both ISAM table-based and SQL-based data access, enabling application developers to easily chart a growth path for legacy database applications to today’s modern techniques.
Information Anywhere Suite is a secure, scalable mobile software portfolio of products that address the converging IT requirements of enterprises today. By combining email, messaging, mobile device management, enterprise-to-edge security and back-office application extension capabilities, Information Anywhere enables organizations to empower employees to do the work they need to do anywhere, at anytime, on any device. Information Anywhere Suite leverages leading Sybase iAnywhere technologies including Afaria for managing and securing mobile devices, data and applications; OneBridge, which provides secure wireless email and PIM (Microsoft Exchange or Lotus Notes) to more than 150 devices; M-Business Anywhere, which leverages Web technologies to develop mobile applications; SQL Anywhere, which provides mobile data management and synchronization; and Unwired Accelerator for easily building and extending mobile enterprise applications and business processes.
AvantGo® is a free, ad-supported service that delivers rich, personalized mobile websites to smartphones and PDAs. Today, hundreds of major brands and media publishers, including American Airlines, CNET, Infiniti, Rolling Stone and The New York Times, leverage AvantGo to target a highly desirable demographic of millions of registered users with mobile content and mobile advertising. AvantGo offers the convenience of anywhere, anytime access, seamlessly supporting both wireless and “sync and go” connectivity.
RemoteWare® is an industry leader in polling, file transfer, and content distribution, RemoteWare supports a broad range of frontline systems and networking options, and supports both classic POS devices and contemporary software environments.
RFID Anywhere ™ is designed to automate the process of developing and deploying RFID applications, RFID Anywhere is a middleware platform that addresses the physical requirements of the technology, and even provides the ability to simulate and troubleshoot production RFID environments. This frees developers from getting bogged down in the code-level complexities of evolving devices and standards, differing topologies and far-flung reader locations, allowing them to quickly focus their efforts on applying their knowledge of the business to the task at hand.
Standards-based SDKs - iAS provides standards-based software development kits (SDKs) for implementing protocol stack technologies for infrared, Bluetooth, data synchronization and device management. In addition, XTNDConnect® PC is a software application that allows users to synchronize contacts, calendar, tasks, email and notes between mobile devices and popular PC applications such as Microsoft Outlook and ACT! Over the past 10 years, iAS embedded SDKs have been used in hundreds of product designs resulting in tens of millions of iAS-enabled products deployed into the market.
Sybase 365
Operator Services are focused on SMS and MMS messaging interoperability and content aggregation and enablement. Sybase 365’s interoperability service features a secure, carrier-grade messaging platform, with advanced protocol conversion, routing, queuing, and transcoding capabilities. Sybase 365 interoperability service reaches over 700 wireless operators — greatly simplifying the deployment and delivery of inter-carrier messaging over incompatible networks, protocol stacks, and handsets. As a leading global content aggregator, Sybase 365 has built direct relationships with over 120 wireless operators for the worldwide delivery, billing, and settlement of premium content transactions over SMS, MMS, and Wireless Application Protocol (WAP). Sybase 365 also sells wireless operators its mFolio™ product which enables the delivery of web-based content to subscribers using RSS technology.
Brand and Content Provider Services enable the world’s largest brands and content providers including Coca Cola, McDonald’s, MSN and Yahoo to monetize premium mobile content and deliver interactive services to subscribers globally. Additionally, Sybase 365 offers an integrated suite of interactive applications used by customers to deliver rich, personalized mobile marketing campaigns.
Enterprise Messaging Services provide a secure, global messaging platform with unparallel quality of service and reach to over 700 wireless operators. Enterprise customers including Air France, Citibank and Standard Chartered Bank rely on Sybase 365 to deliver mission critical mobile messaging services over SMS and MMS, including flight alerts, bank account alerts and increasingly, fraud prevention and two-way banking services.
WORLDWIDE SERVICES
Technical Support. Our Customer Service and Support organization offers technical support for our family of IPG and iAS products. We currently maintain regional support centers in North America, South America, Europe, and Asia Pacific that can provide 24 x 7 technical services in all time zones around the world. Our end users and partners have access to technical information sources and newsgroups on our support website, including a “solved cases” database, and software fixes that can be downloaded. Generally, customers can choose technical support programs that best suit their business needs. All of the following support programs are priced on a per-product basis and include updates and new version releases that become available during the support period.
     • Basic Support is designed for smaller local enterprises and includes 24 x 7 support coverage for up to two customer support contacts.
     • Extended Support is the minimum support level recommended for our enterprise database products such as ASE and includes 24 x 7 coverage for up to four customer support contacts and faster response times than Basic Support.
     • Enterprise Support offers personalized high-availability support for companies with mission-critical projects. Services include a designated enterprise support team, account management, and other specialized options. Enterprise Support provides the fastest level of response times.

In addition to the above support offerings, we offer several support services options geared toward developers for designated workplace level and tools products. These programs are priced on a flat-fee annual basis with updates and new version releases available for purchase separately for an additional annual fee. iAS also offers support programs to end users priced on a flat-fee annual basis with updates and new version releases available for purchase separately for an additional fee.
Our IPG and iAS business divisions also offer a variety of support services to their partners and resellers.
Consulting. The Sybase Professional Services (SPS) organization offers customers comprehensive consulting, education and integration services designed to optimize their business solutions using both Sybase IPG and iAS products and non-Sybase products. Service offerings include assistance with data and system migration, custom application design and development, implementation, performance improvement, knowledge transfer and system administration.
Education. We provide a broad education curriculum allowing customers and partners to increase their proficiency in our IPG and iAS products. Basic and advanced courses are offered at Sybase education centers throughout North America, South America, Europe, and Asia Pacific (including Australia and New Zealand). Specially tailored customer classes and self-paced training are also available. A number of our distributors and authorized training providers also provide education in our products.
SALES AND DISTRIBUTION
Licensing and Services Model. Consistent with software industry practice, we do not sell or transfer title to our IPG and iAS software products to our customers. Instead, customers generally purchase non-exclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers, and the type of operating system. License fees range from several hundred dollars for single user desktop products to several million dollars for solutions that can support hundreds or thousands of users. We also license many of our products for use in connection with customer applications on the Internet. Our products and services are offered in a wide variety of configurations depending on each customer’s needs and hardware environment. In the case of Sybase 365, we sell hosted, turn-key messaging solutions where revenue is generated primarily on a per message or transactional basis.
Distribution Method. Sybase products and services are sold through our direct sales organizations and our indirect IPG and iAS sales channels. “Indirect sales channels” include value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and international distributors and resellers. Our ability to utilize these channels is demonstrated in our license revenue associated with the VAR and OEM channels which increased 20 percent in 2006 versus 2005.
International Business. In 2006, 46 percent of our total revenues were from operations outside North America, with operations in EMEA (Europe, Middle East and Africa) accounting for 32 percent, and operations in our Intercontinental region (Asia Pacific and Latin America) accounting for 14 percent. Most of our international sales are made by our foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our IPG and iAS products through distributors and other resellers throughout the world. A summary of our geographical revenues is set forth in “MD&A — Geographical Revenues,” Part II, Item 7, and Note Ten to Consolidated Financial Statements, Part II, Item 8. For a discussion of the risks associated with our foreign operations, see “Risk Factors — Future Operating Results — We are subject to risks arising from our international operations,” Part I, Item 1 (A).
INTELLECTUAL PROPERTY RIGHTS
We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of February 1, 2007, we had 145 issued patents (114 U.S. and 31 non-U.S.) that expire approximately 20 years from the date they were filed. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide us with significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “Risk Factors — Future Operating Results — Insufficient protection for our intellectual property rights may have a material adverse affect on our results of operations or our ability to compete” and “If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete,” Part I, Item 1(A).
RESEARCH AND DEVELOPMENT
Since inception, we have made substantial investments in software research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2006, our investment in research and product development generated expenses of $149.5 million, or 17 percent of our total revenue. These amounts compared to $139.0 million and 17 percent in 2005, and $119.9 million and 15 percent in 2004. In addition, our capitalized software costs were $37.5 million and $33.9 million in 2006 and 2005, respectively. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “Risk Factors — Future Operating Results — The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position” and “We may not receive significant revenues from our current research and development efforts for several years, if at all,” Part I, Item 1(A).
COMPETITION
The market for our products and services is extremely competitive due to various factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and the trend toward consolidation of companies within the telecommunications and software industries.
Principal competitors to IPG vary by product type.
     Information Management Products. Principal competitors to our Information Management Products include Oracle, IBM and Microsoft. We also compete with specialized vendors such as Teradata in data warehousing; Informatica, GoldenGate Software, Metamatrix, Composite Software in data integration; and CA in modeling.
     Financial Fusion Products: Principal competitors for our banking solutions include Corillian which entered into a definitive agreement to be acquired by CheckFree in 2007, S1, and Digital Insight which was acquired by Intuit in 2007.
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
     AvantGo. There are a number of competitors who provide alternatives for viewing content on mobile devices, including extensions of existing Internet portal services such as Yahoo, AOL, and MSN, media publishers own mobile offerings, as well as content provided by carriers.
Principal competitors to Sybase 365 vary by service.

     Operator Services. Principal competitors to our interoperability services include VeriSign, Syniverse, Aicent, Iris and Belgacom. While the industry is highly competitive, we and others may “peer” from time to time in order to provide more ubiquitous coverage to our customers.
     Brand and Content Provider Services. Principal competitors to our content aggregation services include mBlox, NetSize, and VeriSign via its mQube and 3United acquisitions.
     Enterprise Messaging Services. Principal competitors to our enterprise messaging services include NetSize, Clikatel, Air2Web and operators who already have a sales force or relationships with large enterprises.
We believe that we compete favorably against our competitors in each of these areas. However, some of our competitors have longer operating histories, greater name recognition, stronger relationships with partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets. For a discussion of certain risks associated with competition, see “Risk Factors — Future Operating Results — Industry consolidation and other competitive pressures could affect prices or demand for our products and services, and our business may be adversely affected,” Part I, Item 1(A).
EMPLOYEES
As of February 1, 2007, Sybase and its subsidiaries had approximately 4,067 regular employees. For information regarding our executive officers, see “Directors and Executive Officers of the Registrant,” Part III, Item 10.
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
Significant variation in the timing and amount of our revenues may cause fluctuations in our quarterly operating results and an accurate estimation of our revenues is difficult.
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and quarterly license revenues for our IPG and iAS businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. For example, during 2003 and the first half of 2004, we experienced an overall increase in the volume of license revenue transactions but an overall decrease in the average dollar value of these transactions. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the first and second quarters of 2004.

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
In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. Our financial forecasts are based on aggregated internal sales forecasts which may incorrectly assess our ability to complete sales within the forecast period, due to competitive pressures, economic conditions or reduced information technology spending. In our experience IPG and iAS revenues in the fourth quarter benefit from large enterprise customers placing orders before the expiration of budgets tied to the calendar year. As a result, revenues from license fees tend to decline from the fourth quarter of one year to the first quarter of the next year. In the past, this seasonality has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuations in our operating results may contribute to volatility in our stock price.
We may encounter difficulties in integrating our Mobile 365 acquisition, other acquisitions or strategic relationships and we may incur acquisition-related charges that could adversely affect our operating results.
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired a number of companies.
For example, on November 8, 2006 we acquired Mobile 365, Inc., a Delaware company, in an all cash transaction. The purchase price of $419.4 million is comprised of $417.1 in cash and $2.3 million in additional purchase related costs, and is subject to adjustment based on Mobile 365’s final working capital as of the closing date. Net of acquired cash, the transaction is valued at approximately $396.1 million.
In addition, we acquired AvantGo in 2003 and XcelleNet® and certain assets of Dejima in April 2004. In April 2005 we acquired ISDD and the assets of Avaki Corporation, both privately-held companies. In October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. In June 2006 we acquired Solonde AG, a privately-held company and in October 2006 we acquired certain assets of iFoundry, a privately-held company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
We may not achieve the desired benefits of our Mobile 365 or other acquisitions and investments. Acquisitions may not further our business strategy or we may pay more for acquired companies or assets than they are worth. Further, such companies may have limited infrastructure and systems of internal controls. In addition, for portions of the first year after acquisition acquired companies may not be subject to our established system of internal control or subject to internal control testing by internal and external auditors.
We may be unable to successfully assimilate an acquired company’s management team, employees, business infrastructure or data centers and related systems, capacity requirements, customer mandated requirements, and third party communication provider relationships or implement and maintain effective internal controls. Our acquisition due diligence may not identify technical, legal, financial, internal control or other problems associated with an acquired entity and our ability to seek indemnification may be limited by the acquisition structure or agreement. Also, dedication of additional resources to execute acquisitions and handle integration tasks and management changes accompanying acquisitions could divert attention from other important business. Acquisitions may also result in costs, liabilities, additional expenses or internal control weaknesses that could harm our results of operations, financial condition or internal control assessment. In addition, we may not be able to maintain customer, supplier, employee or other favorable business relationships of ours, or of our acquired operations, or be able to terminate or restructure unfavorable relationships, any of which might reduce our revenue or limit the benefits of an acquisition.

Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of December 31, 2006, we had approximately $540.3 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
Acquisitions may also result in other charges, including stock-based compensation charges for assumed stock awards, restructuring charges and charges related to in process research and development. The timing and amount of such charges will be dependent on future acquisition and integration activities.
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
Our revenues and operating results depend on the overall demand for our products and services. In part due to improvements in the worldwide economy, our 2006 revenues exceeded 2005 revenues by 7 percent. If the U.S. and worldwide economies do not continue their growth patterns, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.
We currently derive a significant portion of our license revenues from sales of our IPG and iAS products and services through non-exclusive distribution channels, including strategic partners, systems integrators (SIs), original equipment manufacturers (OEMs) and value-added resellers (VARs). We generally anticipate that sales of our products through these channels will account for a substantial portion of our license revenues in the foreseeable future. Because most of our channel relationships are non-exclusive, there is a risk that some or all of them could promote or sell our competitors’ products instead of ours, or that they will be unwilling or unable to effectively sell new products that we may introduce. Additionally, if we are unable to expand our indirect channels, or these indirect channels fail to generate significant revenues in the future, our business could be harmed.
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
System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

The success of Sybase 365 is highly dependent on its ability to provide reliable services to customers. These operations could be interrupted by any damage to or failure of our or our customers, or suppliers, computer software, hardware or networks, and our connections and outsourced service arrangements with third parties.
Sybase 365’s systems and operations are also vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, natural disasters, interruption of service due to potential facility migrations, computer viruses or software defects, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events and errors by our employees or third-party service providers.
Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including that of our customers and vendors, could disrupt the operation of our network and the provision of our services, result in the loss of current and potential customers and expose us to potential customer liability.
Industry consolidation and other competitive pressures could affect prices or demand for our products and services, and our business may be adversely affected.
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market and changes in customer IT spending habits. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Continued consolidation activity could pose a significant competitive disadvantage to us.
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
Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. We acquired XcelleNet and certain assets of Dejima in April 2004, to enhance our mobile, wireless and embedded solutions that form the foundation of our Unwired Enterprise initiative. In October 2005 we acquired Extended Systems Incorporated, in June 2006 we acquired Solonde AG, and in October 2006 we acquired certain assets of iFoundry in part to strengthen our Unwired Enterprise effort. In November 2006 we acquired Mobile 365, to extend our Unwired Enterprise effort with the addition of two new enterprise channels — wireless carriers and global content providers. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products are not widely adopted and successful, our competitive position and our operating results could be adversely affected.

If our existing customers cancel or fail to renew their technical support agreements, our technical support revenues could be adversely affected.
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
Pricing pressure in the mobile messaging market could adversely affect our operating results.
Competition and industry consolidation in the mobile messaging market have resulted in pricing pressure, which we expect to continue in the future. This pricing pressure could cause large reductions in the selling price of our services. For example, consolidation in the wireless services industry could give our customers increased transaction volume leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.
Unanticipated delays or accelerations in our sales cycles could result in significant fluctuations in our quarterly operating results.
The length of our sales cycles varies significantly from product to product. The sales cycle for some of our IPG and iAS products can take up to 18 months to complete. Any delay or unanticipated acceleration in the closing of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. For example, in the second quarter of 2004, the license revenue in IPG declined 15% from the prior year period, in part due to larger sales being delayed and a lengthening sales cycle. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sales cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated.
Most of our mobile messaging customer contracts may not continue to generate revenues at or near our historical levels of revenues from these customers.
If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, to terminate their contracts with us or not to renew their contracts with us, our revenues would decline.
If we do not adapt to rapid technological change in the telecommunications industry, we could lose customers or market share.
The mobile market is characterized by rapid technological change, frequent new service introductions and changing customer demands. Significant technological changes could make our technology and services obsolete. Our success depends in part on our ability to adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our existing services and by successfully developing, introducing and marketing new features, services and applications to meet changing customer needs. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would impair our ability to compete, retain customers or maintain our financial performance. Our future revenues and profits will depend, in part, on our ability to sell to new market participants.

Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $117 million through December 31, 2006. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. For example, in the second quarter of 2005, our FFI business was integrated into IPG in an effort to better support the FFI product line and promote synergies between FFI and IPG technical resources. In the second quarter of 2006 IPG’s International and North American sales organizations were combined to form Worldwide Field Operations. Starting in January 2007, our corporate, product and field marketing operations were consolidated into a new Worldwide Marketing Operations organization. Other organizational changes in our sales or divisional model could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2006, revenues outside North America represented 46 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.

We may not receive significant revenues from our current research and development efforts for several years, if at all.
Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have and expect to continue making significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. Revenues may not be realized from particular research and development expenditures and revenues which are generated may occur significantly later than when the associated research and development costs were incurred.
We might experience significant errors or security flaws in our products and services.
Despite testing prior to their release, software products may contain errors or security flaws, particularly when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Our customers rely on our products and services for critical parts of their businesses and they may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. The detection and correction of any security flaws can be time consuming and costly.
Unanticipated changes in our tax rates could affect our future financial results.
Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
As of December 31, 2006, we had identified net assets totaling $227.9 million associated with our EMEA operations, and $80.9 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
Growing market acceptance of “open source” software could cause a decline in our revenues and operating margins.
Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. “Open source” software is made widely available by its authors and is licensed “as is” without charge for the license itself (there may be a charge for related services or rights). We have developed certain products to operate on the Linux platform, which has created additional sources of revenues. Additionally, we have incorporated other types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. However, as the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenues and operating margins.
Insufficient protection for our intellectual property rights may have a material adverse affect on our results of operations or our ability to compete.
We attempt to protect our intellectual property rights in the United States and in selected foreign countries through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) and registrations of selected patent, trademark and copyright rights in selected jurisdictions, as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent third parties from copying or reverse engineering our products, from engaging in other unauthorized use of our technology, or from independently developing and marketing products or services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. We may elect or be unable to obtain or maintain certain protections for certain of our intellectual property in certain jurisdictions, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign laws concerning intellectual property rights. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.
If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete.
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. For example, on July 13, 2006, Telecommunications Systems, Inc. (“TCS”) filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, naming us as a defendant, among others, and alleging that the delivery of certain of our digital messaging services infringe one of TCS’s issued patents. The trial of this matter is scheduled to commence on May 14, 2007. Also, in May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere Mobile Edition infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent. No trial date has been set. Additionally, in February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing. The customers’ websites are based on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. We are currently involved in litigation in the U.S. Federal courts regarding infringement and validity of the patents. No trial date has been set. We believe that our positions in each of the matters noted above are meritorious and we intend to pursue our positions vigorously.

Regardless of whether patent or other intellectual property claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. In particular, such claims may cause us to redesign our products or services, if feasible, or cause us to enter into royalty or licensing agreements in order to obtain the right to use the necessary intellectual property. Patent claimants may seek to obtain injunctions or other permanent or temporary remedies that prevent us from offering our products or services, and such injunctions could be granted by a court before the final resolution of the merits of a claim. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources than we have and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products and services. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of results and expense of potential litigation increase the risk of business assets and management’s attention being diverted to patent issues.
Laws and regulations affecting our customers and us and future laws and regulations to which they or we may become subject may harm our business.
When Sybase 365 delivers mobile messages on behalf of content owners into our network of wireless carriers, we are subject to legal, regulatory and wireless carrier requirements governing, among other things, the nature of content delivered, as well as necessary notice and disclosure to, and consent from, consumers receiving mobile messages. If we are unable to effectively prevent or detect violations of legal, regulatory or wireless carrier requirements, or otherwise unable to mitigate the effect of these violations, we may be subject to fines or the suspension or termination of some or all of our wireless carrier connections in one or more territories which could materially and adversely affect our business and results of operation. Also, we cannot predict when, or upon what terms and conditions, future regulation might occur or the effect regulation may have on our business or our markets.
Our key personnel are critical to our business, and we cannot assure that they will remain with us.
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in August 2006, Thomas Volk, our Executive Vice President of International Field Operations, left us to pursue an opportunity in Germany and Steve Capelli, formerly Senior Vice President and General Manager North America Operations, was named President of Worldwide Field Operations. In connection with our acquisition of Mobile 365, Marty Beard was appointed to be the President of Sybase 365 in November 2006. In January 2007, Raj Nathan, formerly the head of IPG was named our Chief Marketing Officer, Billy Ho was promoted to head IPG’s technology operations and Mark Westover was promoted to head Corporate Development. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.
We derive revenues from contracts with the United States government, state and local governments and their respective agencies, which may terminate most of these contracts at any time, without cause. Federal Government contracts may be affected by political pressure to reduce government spending. Our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels are subject to government funding authorizations.
Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
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
We adopted Share-Based Payment Statement 123(R), or SFAS 123(R) requiring companies to measure compensation cost for all share-based payments at fair value beginning January 1, 2006. This resulted in $9.8 million of share-based compensation expense net of income tax benefit for stock options and stock appreciation rights recorded during 2006. The actual effects of SFAS 123(R) depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 is effective commencing with our 2007 annual financial statements. The Company is evaluating the impact of FIN 48. It does not anticipate that the adoption of FIN 48 will have a material impact on the Company’s financial statements.
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
We are subject to a variety of claims and lawsuits from time to time, some of which arise in the ordinary course of our business. Adverse outcomes in some or all of such pending cases may result in significant monetary damages or injunctive relief against us. While management currently believes that resolution of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the ultimate outcome of litigation and other claims are subject to inherent uncertainties, and management’s view of these matters may change in the future. It is possible that our financial condition and results of operations could be materially adversely affected in any period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.
Our operations and financial results could be severely harmed by certain natural disasters.
Our headquarters, some of our offices, and some of our major customers’ facilities are located near major earthquake faults. We have not been able to maintain earthquake insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative safety measures. We currently ship most of our products from our Dublin, California facility near the site of our corporate headquarters. If a major earthquake or other natural disaster occurs, disruption of operations at that facility could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.
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
ITEM 1 (B): UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2006, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 86 separate locations throughout North America, Latin America, Europe and the Asia Pacific region (including Australia and New Zealand), aggregating approximately 1.8 million square feet.
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
We lease three buildings totaling approximately 167,000 square feet in Concord, Massachusetts under a lease that terminates in October 2012. In the third quarter of 2004 we offered one of these buildings for sublease, totaling approximately 44,600 square feet in connection with our restructuring activities.

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
In connection with our Mobile 365 acquisition, we acquired Mobile 365’s 16 leased facilities sites totaling approximately 68,000 square feet.
For a further discussion of our leases, see Note Six to Consolidated Financial Statements, Part II, Item 8.
We continue to lease space at other locations around the world that serve a variety of functions, including professional services, sales, engineering, technical support, and general administration. These include significant facilities in the United States, including Boulder, Colorado; Alpharetta, Georgia and Boise, Idaho; Maidenhead, England; Düsseldorf, Germany, Paris, France, Singapore, Hong Kong, Beijing China and Utrecht, Netherlands. In addition to the facilities noted above, we maintain engineering centers in Englewood, Colorado; Pune, India, and Shanghai, China.
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other parties. We routinely review the status of each significant matter and assess our potential financial exposure. When we reasonably determine that a loss associated with any of these matters is probable, and can reasonably estimate the loss, we record a reserve to provide for such loss contingencies. If we are unable to record a reserve because we are not able to estimate the amount of a potential loss in a matter, or if we determine that a loss is not probable, we are nevertheless required to disclose certain information regarding such matter if we determine that there is a reasonable possibility that a loss has been incurred. Because of the inherent uncertainties related to these types of matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we may reevaluate our assessment regarding the probability of a matter or its expected loss. Our financial position, results of operations or cash flows could be materially and adversely affected by such revisions in our estimates. For further discussion of contingencies and liabilities, see “Future Operating Results,” above. For a discussion of risks related to intellectual property rights and certain pending intellectual property litigation, see “Future Operating Results — If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete,” Part I, Item 1(A).
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

We currently believe that the ultimate liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or cash flows. We also believe that we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Sybase because of defense costs, negative publicity, diversion of management resources and other factors. Our inability to obtain necessary license or other legal rights, or litigation arising out of intellectual property claims could adversely affect our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a stockholder vote in the quarter ended December 31, 2006.
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

	High	Low
Fiscal 2005
Quarter ended March 31, 2005	$20.00	$17.12
Quarter ended June 30, 2005	$20.40	$18.03
Quarter ended September 30, 2005	$23.82	$18.20
Quarter ended December 31, 2005	$23.46	$21.60
Fiscal 2006
Quarter ended March 31, 2006	$22.76	$20.89
Quarter ended June 30, 2006	$22.14	$19.40
Quarter ended September 30, 2006	$24.77	$19.60
Quarter ended December 31, 2006	$26.00	$23.41
We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our Common Stock on the NYSE on February 15, 2007 was $25.91. The number of stockholders of record on that date was 1,257, according to American Stock Transfer and Trust, our transfer agent.
The information required by this item regarding our securities authorized for issuance under equity compensation plans is provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Part III, Item 12, which incorporates information to be disclosed in our 2006 Proxy Statement.

Issuer Purchases of Equity Securities
During the fourth quarter of 2006 we conducted the following repurchases of our common stock pursuant to our publicly announced repurchase program:

	Number of shares	Avg. Price Paid Per
Period	purchased	Share
October 2006	403,000	$24.88
November 2006	189,200	$23.83
December 2006	0	0

Total for Fourth Quarter 2006	592,200	$24.54
Beginning in 1998 our Board of Directors implemented our stock repurchase program and has authorized an aggregate of $850 million for stock repurchases. After completing the repurchases noted above, $249.8 million remained authorized for repurchase pursuant to our publicly announced repurchase program. For additional information about our historical stock repurchase activities see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
PERFORMANCE GRAPH
The graph and table below compare the cumulative total return on a $100 investment in our Common Stock on December 31, 2001, with the cumulative total return on a $100 investment (assuming reinvestment of all dividends) in the indices noted. The six companies comprising the S&P Systems Software index are BMC Software Inc., CA Inc., Microsoft Corporation, Novell, Inc., Oracle Corporation and Symantec Corporation.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information is not necessarily indicative of the results of our future operations. The comparability of the information is affected by a variety of factors, including share-based compensation, amortization and impairment of intangible assets and goodwill, acquisitions and restructurings, effective tax rates, accounting changes, and repurchases of common stock under our stock repurchase programs.
We adopted Statement of Financial Accounting (SFAS) 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Operating income from continuing operations for 2006 included a $13.6 million increase in pre-tax share-based compensation expense for stock options and stock appreciation rights that we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation for options, and stock appreciation rights. For a further discussion of SFAS 123 (R), see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses and assumed certain restructuring program liabilities as part of our AvantGo acquisition in 2003. For descriptions of each restructuring plan, see Note Thirteen to the Consolidated Financial Statements — Restructuring Costs, Part II Item 8.
We adopted SFAS 142, Goodwill and Other Intangible Assets on January 1, 2002 and stopped amortizing goodwill on that date and subjected such assets to regular impairment testing and analysis. Based on this impairment testing and analysis we recognized impairment losses totaling $144.8 million in 2002 including $132.5 million recognized as a cumulative effect of an accounting change. For a further discussion of SFAS 142, see Note One to the Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8.
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365, Inc.), a privately held mobile messaging and content delivery company for approximately $419.4 million, comprised of $417.1 million in cash and additional purchase related costs of approximately $2.3 million. Sybase 365 delivers mobile data and messaging, premium content, and value-added services for leading mobile operators, content providers, global brands, media companies, and financial institutions worldwide. Total revenues and operating loss of Sybase 365 were $18.2 million and $1.0 million, respectively for period from November 8, 2006 through December 31, 2006.
This data should be read in conjunction the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Report on Form 10-K.

Consolidated Statements of Operations Data

(In thousands, except per share data)	2006	2005	2004	2003	2002
Revenues:
License fees	$326,751	$291,695	$275,872	$274,817	$325,916
Services	531,172	527,000	512,664	503,245	503,945
Messaging	18,240	—	—	—	—

Total revenues	876,163	818,695	788,536	778,062	829,861

Costs and expenses:
Cost of license fees	50,540	51,556	60,795	60,711	51,448
Cost of services	152,962	156,325	162,016	162,703	190,067
Cost of messaging	11,097	—	—	—	—
Sales and marketing	263,281	250,003	242,778	239,173	271,850
Product development and engineering	149,510	139,011	119,959	116,967	117,862
General and administrative	106,025	92,106	91,117	84,750	86,712
Amortization of other purchased intangibles	7,331	6,639	5,139	2,000	2,000
Goodwill impairment	—	—	—	—	12,300
Reversal of AvantGo restructuring accrual	—	—	(2,677)	—	—
Cost of restructuring	1,653	1,115	20,017	7,429	40,446

Total costs and expenses	742,399	696,755	699,144	673,733	772,685

Operating income	133,764	121,940	89,392	104,329	57,176

Interest income and expense, net	27,634	14,824	11,574	13,766	14,033
Minority interest	(81)	(49)	—	—	—

Income before income taxes and cumulative effect of an accounting change	161,317	136,715	100,966	118,095	71,209
Provision for income taxes	66,253	51,132	33,016	30,829	33,428

Income before cumulative effect of an accounting change	95,064	85,583	67,950	87,266	37,781
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	—	(132,450)

Net income (loss)	$95,064	$85,583	$67,950	$87,266	$(94,669)

Income per share before cumulative effect of an accounting change	$1.06	$0.95	$0.71	$0.92	$0.39
Cumulative effect of an accounting change	—	—	—	—	(1.37)

Basic net income (loss) per share	$1.06	$0.95	$0.71	$0.92	$(0.98)

Shares used in computing basic net income (loss) per share	89,557	90,307	95,550	94,833	96,844

Income per share before cumulative effect of an accounting change	$1.03	$0.92	$0.69	$0.89	$0.38
Cumulative effect of an accounting change	—	—	—	—	(1.33)

Diluted net income (loss) per share	$1.03	$0.92	$0.69	$0.89	$(0.95)

Shares used in computing diluted net income (loss) per share	92,251	93,257	98,001	97,582	99,584

Consolidated Balance Sheet Data

(In thousands)	2006	2005	2004	2003	2002

Cash, cash equivalents and cash investments	$637,696	$859,936	$513,632	$573,793	$387,180
Working capital	455,143	573,247	290,237	261,023	112,296
Total assets	1,787,550	1,570,614	1,183,522	1,151,356	992,749
Long-term obligations	518,876	500,339	33,121	15,129	10,641
Stockholders’ equity	843,131	698,830	756,556	741,469	580,374
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that begins with an overview followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Risk Factors, Future Operating Results” at the beginning of Item 1(A) for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Part II, Item 8.
We adopted Statement of Financial Accounting (SFAS) 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Operating income from continuing operations for 2006 included a $13.6 million increase in pre-tax share-based compensation expense for stock options and stock appreciation rights that we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation for options, and stock appreciation rights. For a further discussion of SFAS 123 (R), see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.

            On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365, Inc.), a privately held mobile messaging and content delivery company for approximately $417.1 million. Sybase 365 delivers mobile data and messaging, premium content, and value-added services for leading mobile operators, content providers, global brands, media companies, and financial institutions worldwide. Total revenues and operating loss of Mobile 365 for period from November 8, 2006 through December 31, 2006, were $18.2 million and $1.0 million, respectively.
Executive Overview
Our Business
Sybase is a global enterprise software and services company exclusively focused on managing and mobilizing information from the data-center to the point of action. We provide open, cross-platform solutions that securely deliver information anytime, anywhere, enabling customers to create an information edge.
Our value proposition involves enabling the Unwired Enterprise through integrated applications and solutions designed to manage information across the enterprise, allowing customers to extract more value from their information technology (IT) investments. We deliver a full range of solutions to ensure that customer information is securely managed and mobilized to the point of action, including enterprise and mobile databases, middleware, synchronization, encryption and device management software, and mobile messaging services.
During the fourth quarter of 2006 we expanded our reach by acquiring Mobile 365, a privately-held global provider of mobile messaging and content delivery services. Mobile 365 extends our Unwired Enterprise strategy with the addition of two new enterprise channels—mobile operators and content providers—and an extensive, operator-grade network with connections to approximately 700 mobile operators around the world. Through Mobile 365’s global footprint, Sybase enables enterprises to deliver data and applications to over 70% of the world’s mobile subscriber population. Mobile 365 will operate as a separate business unit, renamed Sybase 365. See Note Eleven — Business Combinations to Consolidated Financial Statements, Part II, Item 8.
Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and Sybase 365, which provides global services for mobile messaging interoperability and the management and distribution of mobile content. For further discussion of our business segments and principal products, see “Business,” Part I, Item 1 and Note Ten— Segment and Geographical Information to Consolidated Financial Statements, Part II, Item 8.
In the second half of 2006, we successfully launched major upgrades to many of the key products in our iAS segment. In the third quarter of 2006, we released SQL Anywhere 10, the latest version of our market-leading small footprint database, and Unwired Accelerator 8.0, an innovative mobile solution that enables users to access their enterprise applications, data and business processes from mobile devices. In the fourth quarter of 2006, we delivered Afaria 5.5, our award-winning frontline management and security solution, OneBridge 5.5, our mobile email and data synchronization solution, and Information Anywhere Suite 1.0, a new offering combining mobile email, device management, enterprise-to-edge security and enterprise application enablement in a secure scalable mobile software platform.
From our IPG segment, we released Data Integration Suite 1.0 in the fourth quarter of 2006. This new offering combines essential data integration techniques including replication, federation, real-time events and unstructured data search with integrated modeling, meta data, development and administration.
Our Results
Total revenues were $876.2 million for 2006, compared to $818.7 million for 2005, and $788.5 million for 2004. The increase in total revenues from 2005 to 2006 was primarily due to a $16.9 million (11 percent) increase in iAS revenues, a $21.2 million (3 percent) increase in IPG revenues and $18.2 million in Sybase 365 revenues, due to the acquisition of Mobile 365 in the fourth quarter of 2006.

The increase in iAS revenues from 2005 to 2006 was primarily driven by a $10.7 million (13 percent) increase in license revenue and a $6.2 million (9 percent) increase in service revenue. The growth in iAS license revenues was largely attributable to the increase in revenues from mobility solutions including, embedded databases, device management, security and e-mail products including those acquired in our acquisition of Extended Systems.
The increase in IPG revenues from 2005 to 2006 was primarily attributable to a $23.9 million (10 percent) increase in license revenues. The growth in IPG license revenue was primarily driven by a 16 percent increase in revenue from our Adaptive Server Enterprise product and a 33 percent increase in revenues from our Replication Server product.
We reported net income of $95.1 million for 2006, compared to net income of $85.6 million for 2005, and $68.0 million in 2004. Our 2006 operating income was $133.8 million (15 percent operating margin) compared to $121.9 million (15 percent operating margin) in 2005. The increase in operating income was attributable to a $57.5 million increase in revenues partially offset by a $45.6 million increase in expenses. The overall increase in operating expenses was primarily attributable to $19.2 million associated with the Mobile 365 business purchased in the fourth quarter of 2006, a $13.6 million increase in stock compensation expense as a result of adopting FAS123R in 2006, and a $7.8 million increase in our product research and development costs (excluding share-based compensation).
Our overall financial position remains strong. During 2006 we generated net cash from operating activities of $214.6 million, and had $643.7 million in cash, cash equivalents and cash investments (including restricted cash) at December 31, 2006. Our net cash flows from operations were the highest yearly amount in our history. Our days sales outstanding in accounts receivable was 77 days for the quarter ended December 31, 2006 compared to 68 days for the quarter ended December 31, 2005. The increase in days sales outstanding at December 31, 2006 was primarily attributable to the Mobile 365 business purchased in the fourth quarter of 2006.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results,” above.
Business Trends
Overall, the IT spending patterns we are witnessing supports our view that fiscally cautious customers generally are continuing to purchase products and services based more on present need and less on fulfilling anticipated future needs. We do see, however, growing momentum in the market for extending enterprise level data to handheld devices. We believe this development supports and validates our Unwired Enterprise initiative.
The market for new sales of enterprise infrastructure software primarily sold by our IPG segment continues to be challenging due to various factors including a maturing enterprise infrastructure software market and cautious information technology spending. We have noted, however, indications of an improving pipeline for enterprise infrastructure products. During 2006, we continued to see momentum from the major upgrade of our flagship database, Adaptive Server Enterprise (ASE) 15.0, which was released in the third quarter of 2005. This resulted in a 36 percent yearly increase in the number of new ASE customers and a 16 percent yearly increase in license revenue from our ASE product in 2006.
We continue to see greater customer willingness to invest resources on new data integration initiatives and analytic solutions which has contributed to yearly increases of 33 percent in our Replication Server product and 12 percent in our IQ product during 2006. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.

We are also very encouraged by the progress we have made with our IBM relationships. For 2006, our fastest-growing platform was Linux on the IBM p-Series and the growth of Sybase database revenues on the IBM platform are running at approximately two times the six percent industry growth rate. Additionally, we were recently named IBM’s outstanding ISV Innovation Partner for 2006 and the joint Sybase/IBM business intelligence campaign was rated by IBM as their number-one business campaign.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. The addition of 3,336 new customers during 2006 drove growth in the iAS segment. We did note a slowdown in the mobile middleware market during the later half of 2006 consistent with broader market trends for these products. We believe some of the slowdown resulted from product cycle transition which in our case included shipping our OneBridge 5.5, Afaria 5.5 and Information Anywhere Suite Products in late November or early December of 2006. We believe that entering 2007 we are beginning a strong product cycle with our refreshed iAnywhere product platform that will lead to growth in the iAS segment at or above market rates.
With respect to the market for messaging services sold by our Sybase 365 segment, we believe that our inter-carrier messaging business will see further increases in revenue driven by continuing growth in SMS and MMS traffic levels and acquisition of new carriers, especially in new territories. We also believe that enterprises, brands and content providers will focus more of their business towards mobile messaging as an inexpensive means of interacting with their customers on a real time basis. This in turn will drive further growth in our application messaging business.
Moving forward we will continue to manage our operating margin and build upon our revenue momentum as we aggressively pursue our Unwired Enterprise initiative and strategic alliances with our key partners.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to software and mobile messaging revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, purchase accounting, restructuring, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Risk Factors — Future Operating Results,” above). Our critical accounting policies include: software and mobile messaging revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, purchase accounting, restructuring and contingencies and liabilities, each of which are discussed below.

•	Revenue Recognition
Revenue recognition rules for software and message services companies are very complex. We follow specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments would include, for example, the determination of a customer’s creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, reporting message service revenues gross as a principal versus net as an agent, or whether included software services are essential to the functionality of a product.
License and Service Revenues
We recognize software revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” or SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” We license software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer and all other revenue recognition criteria have been met.
     Residual Method Accounting. In software arrangements that include multiple elements (e.g., license rights and technical support services), we allocate the total fees among each of the elements using the “residual” method of accounting. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. We may modify our pricing practices in the future, which could result in changes to our vendor specific objective evidence of fair value for such undelivered elements. As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.
     Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) above are met, (ii) payment of the license fee is not dependent upon performance of the consulting services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of accounting. We use labor hours to estimate the progress to completion. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed while costs are recognized as incurred. Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed. Historically, these revisions have not been material.
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

Message Revenues
We recognize message revenue in accordance with SEC SAB, No. 104, Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). We recognize revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d) the collection of the fees is reasonable assured.
Our agreements with mobile operators and content providers to provide messaging and data delivery and settlement services generally have an initial term of one year. We generate a significant portion of our message revenue from per message transaction fees including those under revenue share arrangements. We deliver messages and data and primarily earn per message transaction fees. We recognize revenue from transaction fees based upon the number of messages successfully processed by our platforms and delivered in accordance with the terms of our arrangements.
Mobile operators, content providers, and other enterprises enter into revenue sharing arrangements with us. Under a typical revenue sharing model, our arrangements with mobile operator customers provide for the delivery of authorized services to their subscribers and the payment to us of either a percentage of revenue earned by the mobile operator or a fixed amount per message delivered and billed per the mobile operator’s statistics. In addition, we also have relationships with the content providers that require us to pay the content provider a percentage of the revenue received from or confirmed by the mobile operators with respect to services incorporating the content providers’ content. In accordance with EITF 99-19, we have determined that we act as an agent under our revenue sharing arrangements and accordingly, record as revenue the net amount retained by us. The net amount retained by us reflects the gross amount billed to the operator less amounts due to the content provider.
     Unbilled Message Revenues. Due to our billing cycles, which for some of our services lag as much as 90 days after the calendar month in which the services are rendered, the amounts of unbilled revenues are estimated each reporting period. The estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of actual billings compared to estimates, the estimates have been reasonable. Unanticipated changes in volume and pricing trends or material changes in contracted service could adversely affect our estimates of unbilled revenue. This estimate is critical to our financial statements because it impacts revenue and accounts receivables. As of December 31, 2006, our estimated unbilled receivables related to messaging revenues were $20.2 million. A 10% change in our estimate would result in either an increase or decrease in revenues and accounts receivable of approximately $2.0 million.
•	Impairment of Goodwill, Non-amortizable Intangible Assets and Other Purchased Intangible Assets
Goodwill and other non-amortizable intangible assets, such as tradenames, have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or other non-amortizable intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates, using a discounted cash flow model, to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other purchased intangible assets with determinate and indeterminate useful lives including in-process research and development, and developed technology. We performed our annual impairment analysis for each of our historical operating units (IPG and iAS) and for each indeterminate lived intangible asset as of December 31, 2006. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2006. We will perform the initial impairment analysis for the Sybase 365 reporting unit during 2007. As of December 31, 2006, our goodwill balance totaled $540.3 million and our other purchased intangibles totaled $149.6 million. Changes in our internal business structure, increases in the applicable discount rate, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.
We also continue to separately review our other intangible assets (e.g., purchased technology, customer lists and covenants not to compete) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates, technology obsolescence, customer terminations including message customers due to technology interoperability and other factors could result in impairment losses associated with other intangible assets. There were no indicators of impairment during 2006.
•	Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable. In determining the amount of the allowance, we consider our historical level of credit losses, judgments about the creditworthiness of significant customers, assess current economic and industry trends that might impact the level of credit losses in the future and other factors. Our allowances have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be adequate. For example, our allowance for doubtful accounts totaled $4.0 million at December 31, 2006. If our allowance for doubtful accounts, including identified specific customer matters, changed by 10% our allowance for doubtful accounts and operating results would change by $0.4 million.
•	Capitalized Software
We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Our net capitalized software totaled $71.2 million at December 31, 2006. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Quarterly, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. See Note One to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.
•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance
We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine in any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset and record a corresponding reduction to our income tax expense for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset and record a charge to income tax expense for the period. Significant judgment is required in assessing the future tax consequences of events that have been recognized the our financial statements or tax returns. Fluctuations between the actual outcomes of these future tax consequences (e.g., the income we earn within the United States) could materially impact our financial position or results of operations. See Note Eight to the Consolidated Financial Statements -- Income Taxes, Part II, Item 8.
Our effective tax rate is based on expected geographic income, statutory rates and enacted tax rules, including transfer pricing. We are required to exercise significant judgment in determining our effective rate and in evaluating various positions that apply to our worldwide operations. We believe that our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct business. It is possible, however, that these positions will be challenged which may have a significant impact on our effective tax rate.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 is effective commencing with our 2007 annual financial statements. We are evaluating the impact of FIN 48. We do not anticipate that the adoption of FIN 48 will have a material impact on the financial statements.
•	Accounting for Stock-Based Compensation Plans
Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly we were not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. Prior to January 1, 2006, we generally recorded stock-based employee compensation relating to restricted stock grants. We recorded no compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our pro forma net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) period compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
At December 31, 2006, there was $42.5 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.3 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note Seven to the Consolidated Financial Statements — Stockholders’ Equity , Part II, Item 8. We estimated the expected term of options granted based on historical exercise patterns. Beginning in the second quarter of 2005 we estimated the volatility of our options and stock appreciation rights considering both the historical volatility of our stock over the most recent four year period and the prices of publicly traded options, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to that, we estimated the volatility factors for stock options and stock appreciation rights considering the historical volatility of our stock over the most recent four year period which was approximately equal to the average expected life of our options. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the average of the 3 and 5 year treasury rates as published by the Federal Reserve. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to 2006, we accounted for forfeitures as they occurred. We amortize the fair value on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods.
Changes in the subjective input assumptions can materially affect the fair value estimates determined under the Black-Scholes option valuation model. In the future, changes in the assumptions under the Black-Scholes valuation model or our election to use a different valuation model, which could result in a significantly different impact on our net income or loss.
•	Purchase Accounting
We have made estimates of the fair values of purchased intangible and other assets acquired in conjunction with our purchase of Mobile 365, Inc. as of November 8, 2006, and other acquired companies based primarily on appraisals from third parties and certain internally generated information. The allocation and final determination of the Mobile 365 purchase price is subject to change. The primary areas of the purchase price and related allocation that are not finalized relate to restructuring costs, purchase price adjustments due to final working capital adjustments, certain legal matters, certain deferred tax assets and liabilities and residual goodwill.
Purchased intangible assets, excluding goodwill, totaled $149.6 million at December 31, 2006. If the subsequent actual and updated projections of the underlying business activity change as compared to the underlying assumptions and projections used to develop these values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. Historically, we have not made any changes in these areas. If the estimates of the economic lives of the definite-lived intangible assets acquired as part of our acquisition of Mobile 365 were reduced by one year, our 2007 amortization expense would increase by approximately $1.7 million.

•	Restructuring
We have recorded significant accruals in connection with various restructuring activities. Our remaining restructuring accruals primarily relate to the estimated net costs to settle certain lease obligations based on analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring or goodwill. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates See Note Thirteen to Consolidated Financial Statements —Restructuring Costs, Part II, Item 8.
•	Contingencies and Liabilities
We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other parties. We routinely review the status of each significant matter and assess our potential financial exposure. When we reasonably determine that a loss associated with any of these matters is probable, and can reasonably estimate the loss, we record a reserve to provide for such loss contingencies. If we are unable to record a reserve because we are not able to estimate the amount of a potential loss in a matter, or if we determine that a loss is not probable, we are nevertheless required to disclose certain information regarding such matter if we determine that there is a reasonable possibility that a loss has been incurred. Because of the inherent uncertainties related to these types of matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we may reevaluate our assessment regarding the probability of a matter or its expected loss. Our financial position, results of operations or cash flows could be materially and adversely affected by such revisions in our estimates. For further discussion of contingencies and liabilities, see “Risk Factors — Future Operating Results,” above.
We currently believe that the ultimate liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or cash flows. We also believe that we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Sybase because of defense costs, negative publicity, diversion of management resources and other factors. Our inability to obtain necessary license or other legal rights, or litigation arising out of intellectual property claims could adversely affect our business.

Results of Operations

Revenues (Dollars in millions)
	2006	Change	2005	Change	2004
License fees by segment:
IPG	$261.1	10%	$237.2	3%	$231.4
iAS	92.1	13%	81.4	15%	70.7
Eliminations	(26.4)	(2%)	(26.9)	3%	(26.2)

Total license fees	$326.8	12%	$291.7	6%	$275.9
Percentage of total revenues	37%		36%		35%

Services by segment:
IPG	$485.4	(1%)	$488.1	(1%)	$491.0
iAS	72.1	9%	65.9	36%	48.6
Eliminations	(26.3)	(3%)	(27.0)	*	(27.0)

Total services	$531.2	1%	$527.0	3%	$512.6
Percentage of total revenues	61%		64%		65%

Messaging by segment:
SY365	$18.2	*	—	*	—

Total messaging	$18.2	*	—	*	—
Percentage of total revenues	2%		—		—

Total revenues	$876.2	7%	$818.7	4%	$788.5

*	Not meaningful
Total license fees for 2006 increased $35.1 million (12 percent) from total license fees in 2005 (which had increased $15.8 million (6 percent) from 2004. The increase in license fees during 2006 was primarily attributable to a $10.7 million (13 percent) increase in iAS license fees and to a $23.9 million (10 percent) increase in IPG license fees. The increase in license fees during 2005 was primarily attributable to iAS license revenues.
The increase in iAS license fees during 2006 was primarily attributable to a 58 percent increase in license revenues related to device management and ESI’s mobile mail products. The remaining growth was driven by device management products. The increase in iAS license fees during 2005 was primarily attributable to license revenues associated with devise management products and products offered by ESI. We believe the introduction of the iAS Mobility Suite will continue to drive growth in 2007.
The increase in IPG license fees was primarily attributable to a 16 percent increase in our Adaptive Server Enterprise product and a 33 percent increase from our Replication Server product. We believe the growth in our Adaptive Server Enterprise product was partially the result of the introduction of Adaptive Server Enterprise 15.0 in the third quarter of 2005 as well as strong demand for heterogeneous data integration, management, and analytics projects. The increase in IPG license fees during 2005 was primarily attributable to increases in license revenues associated with our Sybase IQ and Adaptive Server products. We further believe that the increasing acceptance of our Replication Server product and the introduction of the Data Integration Suite will drive future revenue growth.
Segment license and service revenues include transactions between iAS and IPG, The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction. iAS then records intercompany revenue and continues to bear the costs of providing the product or service. The excess of revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. Total transactions between the segments (i.e., intercompany revenue and inter-company expense) are offset in “Eliminations”.

Total service revenues for 2006 (which include revenues from technical support, education, and professional services) increased $4.2 million (1 percent) from total service revenues in 2005. This increase was due to a $6.2 million (9 percent) increase in iAS services offset by a $2.7 million (1 percent) decline in IPG services. The increase in iAS service revenues was primarily due to a $5.6 million (20 percent) increase in iAS technical support revenues, largely related to the technical support revenues associated with device management products and mobile and embedded databases. The decline in IPG service revenues was primarily due to a $5.0 million (5 percent) decline in professional services revenues offset by a $2.2 million (1 percent) increase in technical support revenues.
Technical support revenues comprised 78 percent of total services revenues for 2006 and 77 percent in 2005. Total technical support revenue for 2006 increased $7.8 million (2 percent) from the 2005 total. The deferred revenue balance related to technical support contracts at the end of 2006 increased $4.8 million (3 percent) from 2005.
Other services revenues decreased 3 percent in 2006 from 2005. The decrease was primarily related to consulting services performed by IPG for the financial services industry offset by iAS consulting related to unwired enterprise initiatives.
Messaging fees earned in 2006 were $18.2 million resulting from the acquisition of Mobile 365 in November 2006. Messaging fees consist primarily of revenues earned from the provision of inter-carrier messaging (SMS and MMS), premium content delivery and settlement, and enterprise messaging services to wireless operators, brands, content providers and enterprises.
For a description of our technical support, consulting and education services, see “Business — Worldwide Services,” Part I, Item 1.

Geographical Revenues
(Dollars in millions)
	2006	Change	2005	Change	2004
North America	$474.0	2%	$464.9	3%	$453.5
Percentage of total revenues	54%		57%		58%
International:
EMEA (Europe, Middle East and Africa)	$279.3	20%	$233.5	6%	$220.4
Percentage of total revenues	32%		28%		28%
Intercontinental (Asia Pacific and Latin America)	$122.9	2%	$120.3	5%	$114.6
Percentage of total revenues	14%		15%		14%
Total Outside North America	$402.2	14%	$353.8	6%	$335.0
Percentage of total revenues	46%		43%		42%
Total revenues	$876.2	7%	$818.7	4%	$788.5
North American revenues (United States, Canada and Mexico) for 2006 increased $9.1 million (2 percent) from 2005. The increase from 2005 was primarily due to a $12.3 million (9 percent) increase in license revenues from products in the IPG segment offset by a $6.8 million (9 percent) decrease in consulting services. In 2005, the increase in North America revenues was primarily due to the consulting services and technical support.
EMEA (Europe, Middle East and Africa) revenues for 2006 increased $45.8 million (20 percent) from 2005. The increase was primarily due to an $11.1 million increase in license fees from our enterprise database products, $11.0 million inclusion of Sybase 365’s messaging revenues and an $8.6 million increase in technical support revenues. The messaging revenues are attributable to our purchase of Mobile 365 in the fourth quarter of 2006. Increased revenues in the UK and France contributed most to the overall increase for 2006 and were primarily attributable to license fees from our enterprise database products along with modest growth in services.
Intercontinental (Asia Pacific and Latin America) revenues for 2006 increased $2.6 million (2 percent) from 2005. The increase was primarily due to a $1.0 million increase in license fees revenues from products included in the IPG segment, the inclusion of $2.6 million in our messaging revenues as a result of our fourth quarter purchase of Mobile 365, partially offset by a slight decline in license revenues from our iAS products. The results of our operations in Latin America contributed most significantly to the increased revenue, offsetting lower revenues in Asia Pacific. The increase in 2005 Intercontinental revenues compared to 2004 was due to an increase in license fees revenues from products in the iAS segment and an increase in technical support and professional services revenues. The results of our operations in India, Brazil, Korea, and Singapore contributed most significantly to the increased revenues in 2005, offset by decreased revenues primarily in New Zealand.
In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. The cumulative impact of changes in foreign currency exchange rates from 2005 to 2006 resulted in a 1 percent increase in our revenues and a 1 percent increase in our operating expenses. The cumulative impact of changes in foreign currency exchange rates from 2004 to 2005 resulted in a 1 percent increase in our total revenues and a 1 percent increase in our total operating expenses. The change for both comparable periods was primarily due to the weakness of the U.S. dollar against certain European and Intercontinental currencies.
Our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Additionally, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets could result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuation, see “Financial Risk Management — Foreign Exchange Risk,” below.

Cost and Expenses
(Dollars in millions)
	2006	Change	2005	Change	2004

Cost of license fees	$50.5	(2%)	$51.6	(15%)	$60.8
Percentage of license fee revenues	15%		18%		22%

Cost of services	$153.0	(2%)	$156.3	(4%)	$162.0
Percentage of services revenues	29%		30%		32%

Cost of messaging	$11.1	*	—	*	—
Percentage of messaging revenues	61%		—		—

Sales and marketing	$263.3	5%	$250.0	3%	$242.8
Percentage of total revenues	30%		31%		31%

Product development and engineering	$149.5	8%	$139.0	16%	$120.0
Percentage of total revenues	17%		17%		15%

General and administrative	$106.0	15%	$92.1	1%	$91.1
Percentage of total revenues	12%		11%		12%

Amortization of other purchased intangibles	$7.3	11%	$6.6	29%	$5.1
Percentage of total revenues	1%		1%		1%

Reversal of AvantGo restructuring accrual	—	*	—	*	$(2.7)
Percentage of total revenues	—		—		*

Cost of restructuring	$1.7	55%	$1.1	(95%)	$20.0
Percentage of total revenues	*		*		3%

*	Not meaningful

Cost of license fees
Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees decreased $1.1 million (2 percent) in 2006 over 2005, and decreased $9.2 million (15 percent) in 2005 over 2004. The 2006 decrease was primarily due to a $1.8 million decrease in the amortization of purchased technology and other product cost declines partially offset by $1.4 million increase in the amortization of capitalized software development costs. The decline in amortization of purchased technology was due to a $2.8 million decrease in the amortization of purchased technology acquired in the 2000 Home Financial Network acquisition partially offset by increases due to the full year amortization of intangible developed technology assets related to the October 2005 Extended Systems purchase. The 2005 decrease was primarily due to a $5.9 million decrease in the amortization of purchased technology acquired as a result of the 2001 New Era of Networks acquisition, and a $3.9 million decrease in capitalized software costs, partially offset by a $1.0 million increase in third party royalties.
The amortization of purchased technology was $10.1 million, $11.9 million and $17.8 million in 2006, 2005 and 2004, respectively.
Amortization of capitalized software costs was $31.2 million, $29.7 million and $33.6 million in 2006, 2005 and 2004, respectively. In 2006, the increase in amortization of capitalized software costs was primarily related to certain products in the IPG segment that began fully amortizing in the last two quarters of 2005. In 2005, the decrease in amortization of capitalized software costs was primarily due to certain products included in the IPG segment that became fully amortized in the first two quarters of 2005. See Note One to the Consolidated Financial Statements - Capitalized Software, Part II, Item 8.
Cost of services
Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs decreased $3.3 million (2 percent) in 2006 compared to 2005 and decreased as a percentage of service revenues to 29 percent in 2006 from 30 percent in 2005. These decreases were primarily due to a $4.7 million reduction in technical support and professional services headcount and related costs in addition to a slight decline in media costs. These decreases were partially offset by a $1.2 million increase in stock compensation expense as a result of the adoption of FAS 123R in 2006. The headcount in this expense category decreased 4 percent at the end of 2006 compared to the end of 2005. Cost of services decreased approximately 4 percent in 2005 from 2004.
Cost of messaging
Costs of messaging consists primarily of (1) fees payable to wireless operators for delivering traffic into their networks; and (2) operational costs for the management and monitoring of our SS7 and IP-based networks and data centers. Costs of messaging in 2006 were $11.1 million resulting from the acquisition of Mobile 365 in November 2006.
Sales and marketing
Sales and marketing expenses increased $13.3 million (5 percent) in 2006 from 2005 and were 30 percent and 31 percent of total revenues in 2006 and 2005, respectively. The increased expenses were primarily due to $4.1 million in stock compensation expense as a result of the adoption of FAS123R in 2006, $2.7 million in sales incentives and benefits due to higher revenues, $2.5 million on marketing programs, $2.5 million in the newly acquired Mobile 365 business, and $2.0 million in third-party services offset by a decrease in non-program spending.

The 3 percent increase in sales and marketing expense in 2005 compared to 2004 was primarily due to sales commissions on higher revenues, marketing program costs and an increase in certain allocated common costs.
Product development and engineering
Product development and engineering expenses (net of capitalized software development costs — see discussion below) increased $10.5 million (8 percent) in 2006 from 2005 and as a percentage of total revenue remained at 17 percent in both 2006 and 2005. The increases were primarily due to a $12.0 million increase in payroll and related expenses due to head count increases, a $2.6 million increase in stock compensation expenses related to the adoption of FAS123R in 2006 and a minor increase in certain allocated common costs, partially offset by a $4.9 million decrease in capitalized software. We allocate various common costs, primarily certain telecommunications, IT infrastructure, and facilities related expenses to sales and marketing, product development and engineering and general and administrative expenses. The increase in payroll and related expenses was primarily due to the Extended Systems acquisition completed in the fourth quarter of 2005.
The 16 percent increase in product development and engineering expenses in 2005 over 2004 was primarily due to an increase in payroll and related expenses associated with personnel added as part of the Extended Systems acquisition in the fourth quarter of 2005 and allocated common costs. These increases were partially offset by an increase in capitalized software development costs.
We capitalize product development and engineering costs during the period between a product’s achievement of technological feasibility and its general availability. Our capitalized software costs in 2006 of $37.5 million included costs incurred for the development of the Adaptive Server Enterprise, SQL Anywhere 10.0, EAS, Powerbuilder and Workspace. In 2005, our capitalized software costs of $33.9 million included costs incurred for the development of Adaptive Server Enterprise 15.0 and Unwired Orchestrator.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and administrative
General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, increased $13.9 million (15 percent) in 2006 compared to 2005 and increased as a percentage of total revenue to 12 percent in 2006 from 11 percent in 2005. The cause of the increase in absolute dollars was primarily due to a $6.3 million increase in stock-based compensation expense primarily attributable to the adoption of SFAS 123R in 2006, $3.4 million from the Mobile 365 acquisition in the fourth quarter of 2006, a $2.5 million increase in third party services and a slight increase in certain allocated expenses. General and administrative expenses included stock-based compensation expense of $12.9 million and $6.6 million in 2006 and 2005, respectively.
The 1 percent increase in 2005 compared to 2004 was primarily due to an increase in stock-based compensation expense offset by a slight decrease in certain legal expenses.
Stock-based compensation expense
Stock-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives in 2006, 2005 and 2004. Stock-based compensation expense in 2006 also reflects employee stock options and stock appreciation rights accounted for under SFAS123R. (See Note Seven to the Consolidated Financial Statements —

Stockholders’ Equity, Part II, Item 8). Stock-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2006	2005	2004
Costs of services	1,629	380	160
Costs of messaging	124	0	0
Sales and marketing	4,432	302	335
Product development and engineering	2,679	38	82
General and administrative	12,861	6,586	4,022

	21,725	7,306	4,599

The increase in stock-based compensation expenses in 2006 resulted from the adoption of FAS123R in 2006 and from the grant, in 2006, of certain performance-based restricted stock described more fully in Note Seven to the Consolidated Financial Statements. If the performance targets, which relate to a combination of the growth of our revenues, cash flows, earnings and shareholder return over a three year period, are not met, the restricted stock will not vest, and all or a portion of the stock compensation expense related to these instruments will be reversed through the same expense categories detailed above. We currently anticipate that all criteria for vesting will be substantially accomplished.
Amortization of other purchased intangibles
Amortization of other purchased intangibles reflects the amortization of the established customer list associated with our acquisition in 2000 of Home Financial Network, Inc. the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, the amortization of the established customer list and other intangible assets associated with our acquisition of Extended Systems in 2005 and the amortization of the developed existing technology and customer contracts and relationship assets associated with our acquisition of Mobile 365 in 2006. See Note Four to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8.
Restructuring Activities
We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses and assumed certain restructuring program liabilities of AvantGo when we acquired that company in 2003.
For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements — Restructuring Costs, Part II, Item 8.
In connection with the 2002 and 2004 restructuring plans, we assumed certain liabilities related to excess space at facilities in the United States, Germany and France. During the quarter ended December 31, 2006, we recorded additional liabilities related to the expected costs of these facilities. As a result, we increased the accrued restructuring liabilities related to these plans in 2006. During 2004, we were able to sublease certain AvantGo facilities on terms better than anticipated and decreased the accrued restructuring liabilities related to the facilities.

Operating income
(Dollars in millions)
	2006	Change	2005	Change	2004
Operating income by segment:
IPG	$142.9	40%	$101.9	33%	$76.5
IAS	15.6	(28%)	21.6	70%	12.7
SY365	(1.0)	*	—	*	—
Unallocated (costs) savings	(23.7)	1381%	(1.6)	*	0.2

Total operating income	$133.8	10%	$121.9	36%	$89.4

Percentage of total revenues	15%		15%		11%

*	Not meaningful

Operating income in 2006 was $133.8 million compared to operating income of $121.9 million in 2005 and $89.4 million in 2004. The increase in the operating margin to 15.3 percent in 2006 compared to 14.9 percent in 2005 was primarily the result of the various factors discussed under “Revenues” and “Costs and Expenses” above.
The operating margin for the IPG segment was 19.1 percent for 2006 compared to 14.0 percent for 2005. The increase in operating income and margin in the IPG segment for 2006 compared to 2005 was primarily due to a 10 percent increase in license revenues and a decrease in the amortization of purchased technology partially offset by a slight increase in lower margin services.
The increase in operating income for the IPG segment in 2005 compared to 2004 was primarily due to a change in the mix of license and service revenues with higher margin license revenues increasing more than the reduction in lower margin service revenues, the decrease in amortization on purchased technology, and the decrease in costs of restructuring.
The operating margin for the iAS segment was 9.5 percent for 2006 compared to 14.7 percent for 2005. The decrease in operating income and margin for the iAS segment was primarily due to an increase in operating expenses and an increased amortization of purchased technologies and other intangibles, both related to the October 2005 acquisition of Extended Systems, offset by an increase in license fee technical support revenues. The increase in operating income and margin for the iAS segment in 2005 compared to 2004 was primarily due to an increase in total revenues largely attributable to increased license fee revenues and increased technical support revenue associated with the device management products, offset by an increase in operating expenses, a shift in revenue mix from license to services, and increased amortization of purchased technology and other intangibles.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses include stock-based compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other income (expense), net
(Dollars in millions)
	2006	Change	2005	Change	2004
Interest income	$38.7	51%	$25.7	136%	$10.9
Percentage of total revenues	4%		3%		1%

Interest expense and other, net	$(11.0)	1%	$(10.9)	*	$0.7
Percentage of total revenues	(1%)		(1%)		*

Minority interest	$(0.1)	*	*	*	—
Percentage of total revenues	*		*		—

*	Not meaningful
In 2006, interest income increased $13.0 million from 2005. Interest income consists primarily of interest earned on our investments. The increase in interest income for 2006 compared to 2005 is due to the increase in the average cash balances invested and investment yields. Our invested cash balances increased primarily due to the full year investment of the net proceeds from our private offering of convertible subordinated notes in the first quarter of 2005 together with investing cash generated from operations during 2005 and 2006 offset by cash balance declines as a result of cash used in our stock repurchase program and for acquisitions. See “Consolidated Statements of Cash Flows,” Part II, Item 8.

The $14.8 million increase in interest income from 2004 to 2005 was also largely due to the increase in the cash balances invested as a result of the notes offering offset by cash used for stock repurchases and for acquisitions. We believe the cash used to acquire Mobile 365 on November 8, 2006 will decrease investment levels and the related interest income in 2007.
Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The increase in interest expense and other, net from 2006 compared to 2005 and from 2005 versus 2004 was primarily the result of the full year interest expense incurred on the convertible subordinated notes which bear an interest rate of 1.75 percent and the full year’s amortization of capitalized offering fees and expenses associated with the convertible subordinated notes.

Provision for Income Taxes
(Dollars in millions)
	2006	Change	2005	Change	2004
Provision for income taxes	$66.3	30%	$51.1	55%	$33.0
In 2006 a provision for income taxes was recorded at a rate of approximately 41 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the impact of state taxes, the addition of tax reserves relating primarily to foreign transfer pricing exposures; offset somewhat by the effect of lower effective foreign tax rates, the release of tax reserves upon the expiration of the statute of limitation relating to various exposure items, and adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.
In 2005 a provision for income taxes was recorded at a rate of approximately 37 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the impact of state taxes, the addition of tax reserves relating primarily to foreign transfer pricing exposures, tax on foreign subsidiaries’ earnings distributed under the Jobs Creation Act, and certain non-deductible executive compensation; offset somewhat by the release of tax reserves upon the expiration of the statute of limitation relating to various tax exposure items and adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.
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
We had a net deferred tax asset of $27.8 million at December 31, 2006. This deferred tax asset included a valuation allowance of $170.3 million. In order to realize our net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions to obtain the recorded benefit from the reversal of temporary differences (i.e., between book and tax basis), and from tax credit carryforwards. Based on the plans and estimates we are using to manage the underlying business we believe that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made. See Note 8 to the Consolidated Financial Statements — Income Taxes, Part II, Item 8.

Net income per share
(Dollars and shares in millions)
	2006	Change	2005	Change	2004
Net income	$95.1	11%	$85.6	26%	$68.0
Percentage of total revenues	11%		10%		9%

Basic:
Net income per share	$1.06	12%	$0.95	34%	$0.71

Shares used in computing basic net income per share	89.6	(1%)	90.3	(6%)	95.6

Diluted:
Net income per share	$1.03	12%	$0.92	33%	$0.69

Shares used in computing diluted net income per share	92.3	(1%)	93.3	(5%)	98.0
In 2006 the increase in net income compared to 2005 was due to the various factors discussed above, primarily an increase in revenues, partially offset by an increase in both operating expenses and taxes.
In 2006, the decrease in shares used for computing basic and diluted net income per share was due primarily to 2.7 million shares repurchased under our ongoing share repurchase program, partially offset by exercises of employee stock options. In 2005, the decrease in shares used for computing basic and diluted net income per share was due primarily to the 2.0 million shares repurchased under our ongoing stock repurchase program and 6.7 million shares repurchased during the first quarter of 2005 in conjunction with the issuance of the convertible subordinated notes, partially offset by exercises of employee stock options. (described in “Liquidity and Capital Resources,” below). See Consolidated Statements of Stockholders’ Equity, Part II, Item 8.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $25.22 per share, the initial conversion price. If some or all of such shares were included in our dilutive earnings per share calculation our diluted earnings per share amounts would be less. For example, if during 2006 our average share price was $26.22, or $1.00 greater than $25.22 trigger amount, our diluted earnings per share would have decreased to $1.02 for the year ended December 31, 2006. See Note 15 to Consolidated Financial Statements — Convertible Subordinated Notes, Part II, Item 8.

Liquidity and capital resources
(Dollars in millions)
	2006	Change	2005	Change	2004

Working capital	$455.1	(20%)	$573.2	98%	$290.2

Cash, cash equivalents and cash investments	$637.7	(26%)	$859.9	67%	$513.6

Net cash provided by operating activities	$214.6	26%	$170.0	(4%)	$176.2

Net cash used for investing activities	$276.3	(29%)	$389.4	370%	$82.8

Net cash provided by (used for) financing activities	$(0.1)	*	$328.5	*	$(102.2)

*	Not meaningful

Working Capital
The decrease in working capital during 2006 was primarily due to the net cash payments for the Mobile 365 acquisition of approximately $396.1 million and increases in accounts receivable offset by increases in accounts payable and other liabilities. The increase in working capital during 2005 is primarily due to the cash received as a result of the 2005 convertible debt offering. This was partially offset by cash used to acquire Extended Systems Inc.
Cash and Cash Equivalents and Cash Investments
Cash, cash equivalents and cash investments consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with maturities of three months or less at the time of purchase and demand deposits with financial institutions. Current and long-term cash investments consist principally of commercial paper, corporate bonds, U.S. Government and government sponsored enterprise obligations with maturities between 90 days and up to three years. The decrease in cash, cash equivalents and cash investments during 2006 is due to the acquisition of Mobile 365 and purchases of our common stock offset by increases in cash from operations.
Cash Flow
Net cash provided by operating activities increased 26 percent in 2006 compared to 2005 primarily due to a $9.5 million increase in net income and a $20 million increase in non-cash expenses related to stock compensation expense. This was partially offset by changes in deferred tax assets and taxes payable. Our days sales outstanding in accounts receivable was 77 days for the quarter ended December 31, 2006 compared to 68 days for the quarter ended December 31, 2005. The increase in days sales outstanding at December 31, 2006 was primarily attributable to the Mobile 365 business purchased in the fourth quarter of 2006. We expect the Mobile 365 business to continue to cause increases in our days sales outstanding in the future largely due to the nature of their business including the recognition of certain revenues on a net basis, while the related amounts due to and due from wireless operators appear on the balance sheet on a gross basis. (See Note One to the Consolidated Financial Statements — Summary of Significant Accounting Policies, Message Revenues, Part II, Item 8.)
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
Net cash used for investing activities decreased $113.1 million from 2005 to 2006. The decrease in net cash used for investing activities is primarily due to the liquidation of certain investments associated with our acquisition of Mobile 365 in 2006 compared to purchases of investments in 2005. We had significant purchases of cash investments during 2005 as we invested the net proceeds received from our private offering of the convertible subordinated notes. In 2006, $399.7 million was invested related primarily to the Mobile 365 acquisition as compared to $71.9 million invested related to the acquisitions of Avaki, ISDD and Extended Systems in 2005.
Net cash provided by financing activities decreased $328.6 million in 2006 compared to $430.7 million increase in 2005. The shift from net cash provided by financing activities was primarily the result of the $450.2 million net proceeds received from our private offering of convertible subordinated notes. (See Note Fifteen to Consolidated Financial Statements — Convertible Subordinated Notes, Part II, Item 8,). In addition, purchases of treasury stock decreased $109.2 million in 2006 from 2005. In 2006, we repurchased $59.8 million under our Stock Repurchase Program. Our 2005 stock repurchases of $169.1 million included $125 million repurchased in conjunction with our issuance of convertible subordinated notes and $44.1 million repurchased under our Stock Repurchase Program.
Our Board of Directors has authorized the repurchase of our outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2006, aggregate amounts authorized under the Stock Repurchase Program totaled $850 million. During 2006, we repurchased 2.7 million shares at a cost of $59.8 million. In 2005, we repurchased 2.0 million shares at a cost of $44.1 million and in 2004 we repurchased 6.4 million shares at a cost of $115.6 million.
Approximately $249.8 million remained in the Stock Repurchase Program at December 31, 2006. The average price per share of the shares repurchased under the Stock Repurchase Program during 2006 was $22.21, compared to $21.54 in 2005 and $18.06 in 2004.
The repurchase of the shares in conjunction with our convertible debt offering was not part of the Stock Repurchase Program.
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
Contractual Obligations
Our contractual obligations at December 31, 2006 are summarized as follows:

(Dollars in Millions)	Payments Due by Period
		2007	2008-2009	2010-2011
Contractual Obligations	Total	Commitments	Commitments	Commitments	After 2011
Operating leases	$276.8	$45.1	$76.3	$55.3	$100.1
Capital lease	13.0	1.2	2.1	2.0	7.7
Debt obligations:
Sale-and-leaseback	3.0	0.4	0.9	0.9	0.8
Note(s) payable	3.8	1.2	0.7	0.4	1.5
Convertible subordinated notes	488.2	8.1	16.1	464.0	—
Purchase Obligations	12.8	9.9	2.9		—

Total commitments	$797.6	$65.9	$99.0	$522.6	$110.1

Upon completion of our acquisition of Extended Systems Incorporated (ESI) in October 2005, we assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters building and land in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement we have an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on our balance sheet at December 31, 2006.
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

As part of the 15-year capital lease agreement entered into for our Waterloo, Canada facility (see Note Six to Consolidated Financial Statements, Part II, Item 8), we entered into an agreement with the landlord to finance approximately $1.6 million of tenant improvements at an annual interest rate of 8.76%. The loan requires monthly payments of $15,659, which includes both principal and interest commencing October 2004 through October 2019.
On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of our future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. In connection with the issuance we used approximately $125 million of the proceeds to repurchase 6.7 million shares of Sybase stock. We intend to use the remaining proceeds for working capital and general corporate purposes which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of our common stock. For purposes of determining the total principal and interest payment commitments above, we have assumed the notes will be held until the first day we may redeem the notes, March 1, 2010. See Note Fifteen to Consolidated Financial Statements, Part II, Item 8.
New Accounting Pronouncements
SFAS 155, “Accounting for Certain Hybrid Instruments”
In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in our fiscal year beginning on January 1, 2007. We do not expect our adoption of this new standard to impact our financial position, results of operations or cash flows.
SFAS 157, “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158, requires the recognition of the overfunded or underfunded status of certain plans in the statement of financial position, recognition of changes in the funded status through other comprehensive income and requires the measurement of the funded status of a plan as of the date of the year-end financial statements. The recognition of the funded status of a plan is effective for our fiscal year ended December 31, 2006 and the required measurement date of the funded status is effective for our fiscal year ended December 31, 2008. The recognition of the funded status provision of FAS 158 had no material impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of the measurement date provisions of FAS 158.

FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007 and we do not expect the adoption of FIN 48 will have material impact on our financial position, results of operations or cash flows.
Staff Accounting Bulletin No. 108
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have material impact on our financial position, results of operations or cash flows.
EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 and we do not expect the adoption of EITF 06-3 will have material impact on our financial position, results of operations or cash flows.
See Note One to Consolidated Financial Statements – Recent Accounting Pronouncements, Part II, Item 8.
Financial Risk Management
Foreign Exchange Risk
The functional currency of our international operating subsidiaries is the local currency. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses from translating these amounts into U.S. dollars for subsidiaries that conduct their business in a currency other than the U.S. dollar, are computed at the average rates of exchange in effect during the period. These gains and losses are reflected in “Accumulated other comprehensive income” under “Stockholders’ equity” on the balance sheet. As of December 31, 2006, we had identifiable net assets totaling $227.9 million associated with our EMEA operations and $80.9 million associated with our other operations.
As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have material adverse or beneficial impacts on our financial position and results of operations. Historically, our primary exposures have been related to sales and expenses in EMEA, Asia Pacific, and Latin America; intercompany sublicense fees, intercompany messaging revenues and expenses and other intercompany transactions which are denominated in a currency other than the functional currency of the subsidiary recording the transaction. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. We do not currently enter into forward contracts or other similar instruments to hedge against foreign exchange exposures created by intercompany messaging revenues and expenses associated with the business of Mobile 365. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our intercompany messaging revenues and expenses and other activities will not be material in the future.
We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were $0.3 million, ($1.0) million and $1.0 million in 2006, 2005 and 2004, respectively. The unrealized gain (loss) on our outstanding forward contracts as of December 31, 2006 was immaterial to our consolidated financial statements. The tables below provide information about our forward contracts as of December 31, 2006 and 2005.

(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2006	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$4,293	0.8585
Euro	$19,545	1.3206
Singapore Dollars	$3,206	0.6543
Mexican Pesos	$954	0.0926
Indian Rupee	$2,966	0.0226

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$1,604	118.45
Swiss Franc	$1,801	1.22
Korean Won	$667	930.60

Contracts for the purchase of Euros and sale of:
Swedish Krona	$293	8.9966
Swiss Franc	$4,005	1.6131
UK Pound	$9,375	0.6751
Norwegian Krone	$1,197	8.2643

Total	$49,906
(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2005	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$9,337	0.8566
Euro	$14,359	1.1867
Singapore Dollars	$4,223	0.6034

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$3,072	117.2000
Swiss Franc	$1,672	1.3154

Contracts for the purchase of Euros and sale of:
Swedish Krona	$1,540	9.4580
Swiss Franc	$2,504	1.5610
UK Pound	$10,002	0.6869
Norwegian Krone	$1,351	7.9758

Total	$48,060
Interest Income Rate and Investment Level Risk
Our investments consist of taxable short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. Based on our intentions regarding investments, we classify our investments as available-for-sale. Available-for-sale securities are reported at market value. Auction rate securities, which are classified as available-for-sale, are reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days.
As our investments are classified as available-for-sale such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Impairments in fair value judged to be other than temporary are reflected in earnings. Securities are presumed to be impaired if the fair value is less than the cost basis for six consecutive months and we do not believe we have the ability and intent to hold the securities until a recovery of fair value, which may be maturity. Declines in fair value recorded as impairment losses in earnings have not been material in any reporting period. Realized gains and losses are determined on the specific identification method and are reflected in income.
Changes in the overall level of interest rates and investment levels affect our interest income that is generated from our investments. For 2006 total interest income was $38.7 million with investments yielding 4.41 percent on a world wide basis on an investment portfolio that totaled $879.5 million on average. This interest level was up approximately 1.39 basis points from 3.02 percent for 2005. If interest rates fell by a similar amount (1.39 basis points) in 2007, our interest income would decline approximately $12.1 million assuming consistent investment levels. We anticipate the average investment portfolio in 2007 will reflect a decrease related to our payments for the acquisition of Mobile 365. Business combination payments, net of cash acquired totaled $399.7 million in 2006. If our average investment portfolio decreased by a similar amount in 2007 our interest income would decline approximately $24.1 million assuming consistent levels of interest rates.
The table below presents the cash, cash equivalents and cash investments and the related weighted average interest rates for our investment portfolio at December 31, 2006. The cash, cash equivalents and cash investments balances approximate fair value at December 31, 2006.

	Amortized	Weighted Average
(In Thousands)	Principal Amount	Interest Rate
Cash and cash equivalents	$355,303
Cash investments	282,393

Total cash, cash equivalents and cash investments	$637,696	4.24%
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
Interest Expense Rate Risk
Borrowings as of December 31, 2006 consist of fixed rate borrowings to 1.75 percent totaling $460 million. Interest expense was $11.5 million for 2006. See Note 15 to Consolidated Financial Statements – Convertible Subordinate Note, Part II, Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is presented under “MD&A – Financial Risk Management,” Part II, Item 7.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mobile 365, Inc., acquired on November 8, 2006, which are included in our fiscal 2006 consolidated financial statements and which consisted of approximately $102.6 million and $40.8 million of total and net assets, respectively as of December 31, 2006 and which represented approximately $18.2 million and $1.0 million of revenues and operating loss before unallocated costs, respectively, for the year then ended. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Sybase, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that Sybase, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sybase, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Sybase Inc.’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
As indicated in the accompanying “Report of Management on Internal Controls over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mobile 365, Inc. (“Mobile 365”), acquired on November 8, 2006, which are included in the fiscal 2006 consolidated financial statements of Sybase, Inc. and constituted $102.6 million and $40.8 million of total and net assets, respectively, as of December 31, 2006 and which represented approximately $18.2 million and $1.0 million of revenues and operating loss before unallocated costs, respectively, for the year then ended. Our audit of internal control over financial reporting of Sybase, Inc. also did not include an evaluation of the internal control over financial reporting of Mobile 365.
In our opinion, management’s assessment that Sybase, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sybase, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Sybase, Inc. and our report dated March 1, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Francisco, California
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Sybase, Inc.
We have audited the accompanying consolidated balance sheets of Sybase, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sybase, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.
As discussed in Note One to the Notes to Consolidated Financial Statements, under the heading Stock-Based Compensation, in fiscal 2006 Sybase, Inc. changed its method of accounting for stock-based compensation.
/s/ ERNST & YOUNG LLP
San Francisco, California
March 1, 2007

Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share and per share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$355,303	$398,741
Short-term cash investments	269,612	342,247

Total cash, cash equivalents and short-term cash investments	624,915	740,988
Restricted cash	6,014	2,773
Accounts receivable, less allowance for doubtful accounts of $3,998 (2005 - $2,651)	218,016	167,790
Deferred income taxes	6,224	5,523
Prepaid expenses and other current assets	16,392	16,876

Total current assets	871,561	933,950
Long-term cash investments	12,781	118,948
Restricted long-term cash investments	—	2,600
Property, equipment and improvements, net	66,458	59,178
Deferred income taxes	36,069	24,879
Capitalized software, net	71,179	65,911
Goodwill	540,303	238,864
Other purchased intangibles, less accumulated amortization of $119,393 (2005 – $101,965)	149,648	87,562
Other assets	39,551	38,722

Total assets	$1,787,550	$1,570,614

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$23,439	$10,353
Accrued compensation and related expenses	59,748	51,983
Accrued income taxes	31,364	31,398
Other accrued liabilities	108,436	78,040
Deferred revenue	193,431	188,929

Total current liabilities	416,418	360,703

Other liabilities	44,428	40,339
Deferred income taxes	14,448	—
Long-term deferred revenue	3,965	5,663
Minority interest	5,160	5,079
Convertible subordinated notes	460,000	460,000

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none Issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 91,281,805 shares outstanding (2005 – 105,337,362 shares issued and 90,531,145 shares outstanding)	105	105
Additional paid-in capital	977,672	953,771
Accumulated earnings	92,817	16,195
Accumulated other comprehensive income	40,850	19,231
Cost of 14,055,557 shares of treasury stock (2005 – 14,806,217 shares)	(268,313)	(277,510)
Unearned stock compensation	—	(12,962)

Total stockholders’ equity	843,131	698,830

Total liabilities and stockholders’ equity	$1,787,550	$1,570,614

See accompanying notes.

Consolidated Statements of Operations

	For the years ended December 31
(In thousands, except per share data)	2006	2005	2004
Revenues:
License fees	$326,751	$291,695	$275,872
Services	531,172	527,000	512,664
Messaging	18,240	—	—

Total revenues	876,163	818,695	788,536

Costs and expenses:
Cost of license fees	50,540	51,556	60,795
Cost of services	152,962	156,325	162,016
Cost of messaging	11,097	—	—
Sales and marketing	263,281	250,003	242,778
Product development and engineering	149,510	139,011	119,959
General and administrative	106,025	92,106	91,117
Amortization of other purchased intangibles	7,331	6,639	5,139
Reversal of AvantGo restructuring accrual	—	—	(2,677)
Cost of restructuring	1,653	1,115	20,017

Total costs and expenses	742,399	696,755	699,144

Operating income	133,764	121,940	89,392
Interest income	38,662	25,707	10,908
Interest expense and other income, net	(11,028)	(10,883)	666
Minority interest	(81)	(49)	—

Income before income taxes	161,317	136,715	100,966
Provision for income taxes	66,253	51,132	33,016

Net income	$95,064	$85,583	$67,950

Basic net income per share	$1.06	$0.95	$0.71

Shares used in computing basic net income per share	89,557	90,307	95,550

Diluted net income per share	$1.03	$0.92	$0.69

Shares used in computing diluted net income per share	92,251	93,257	98,001

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

	Three years ended December 31, 2006
					Accumulated
	Common stock		Additional	Accumulated	Other		Unearned
	Outstanding	Par	paid-in	Earnings/	Comprehensive	Treasury	Stock
(Dollars and shares in thousands)	Shares	Value	capital	(Deficit)	Income/(Loss)	Stock	Compensation	Total
Balances at December 31, 2003	98,525	$105	$933,657	$(126,385)	$26,849	$(87,672)	$(5,085)	$741,469

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,058	—	601	(4,284)	—	39,243	—	35,560
Treasury stock reissued under Restricted stock option plan	355		6,673	(4,071)	—	4,727	(7,294)	35
Treasury stock repurchased due to Forfeiture in restricted stock option plan	(21)		(125)	100	—	(353)	376	(2)
Acquisition of treasury stock	(6,398)	—	—	—	—	(115,562)	—	(115,562)
Amortization of unearned stock compensation		—	—	—	—		4,599	4,599

Subtotal	95,519	105	940,806	(134,640)	26,849	(159,617)	(7,404)	666,099
Net income	—	—	—	67,950	—	—	—	67,950
Foreign currency translation adjustments	—	—	—	—	23,099	—	—	23,099
Unrealized gains/(losses) on marketable securities	—	—	—	—	(592)	—	—	(592)

Comprehensive income								90,457

Balances at December 31, 2004	95,519	$105	$940,806	$(66,690)	$49,356	$(159,617)	$(7,404)	$756,556

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,764	—	101	(2,913)	—	51,375	—	48,563
Treasury stock repurchased due to Forfeiture in restricted stock option plan	(15)		(267)	215	—	(216)	267	(1)
Acquisition of treasury stock	(8,737)	—	—	—	—	(169,052)	—	(169,052)
Restricted stock	—	—	13,131	—	—	—	(13,131)	—
Amortization of unearned stock compensation	—	—	—	—	—		7,306	7,306

Subtotal	90,531	105	953,771	(69,388)	49,356	(277,510)	(12,962)	643,372
Net income	—	—	—	85,583	—	—	—	85,583
Foreign currency translation adjustments	—	—	—	—	(29,840)	—	—	(29,840)
Unrealized gains/(losses) on marketable securities	—	—	—	—	(285)	—	—	(285)

Comprehensive income								55,458

Balances at December 31, 2005	90,531	$105	$953,771	$16,195	$19,231	$(277,510)	$(12,962)	$698,830

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,467	—	—	(18,744)	—	69,317	—	50,573
Treasury stock repurchased due to Forfeiture in restricted stock option plan	(23)			302	—	(305)	—	(3)
Acquisition of treasury stock	(2,693)	—	—	—	—	(59,815)	—	(59,815)
Reclassification of unearned stock compensation balance upon adoption of SFAS 123(R)	—	—	(12,962)	—	—	—	12,962	—
Stock-based compensation – restricted stock	—	—	8,141	—	—	—	—	8,141
Stock-based compensation – all other	—	—	13,585	—	—	—	—	13,585
Tax benefit from stock-based compensation plans	—	—	15,137	—	—	—	—	15,137

Subtotal	91,282	105	977,672	(2,247)	19,231	(268,313)	—	726,448
Net income	—	—	—	95,064	—	—	—	95,064
Foreign currency translation adjustments	—	—	—	—	21,521	—	—	21,521
Unrealized gains/(losses) on marketable securities	—	—	—	—	98	—	—	98

Comprehensive income								116,683

Balances at December 31, 2006	91,282	$105	$977,672	$92,817	$40,850	$(268,313)	$—	$843,131

See accompanying notes.

Consolidated Statements of Cash Flows

	For the years ended December 31
(Dollars in thousands)	2006	2005	2004
Cash and cash equivalents, beginning of year	$398,741	$321,417	$315,404
Cash flows from operating activities:
Net income	95,064	85,583	67,950
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	72,803	73,600	84,912
Write-off of assets in restructuring	—	—	6,908
Minority interest in income of subsidiaries	81	49	—
Loss on disposal of assets	811	528	2,680
Reversal of purchase accounting accrual	—	—	(2,677)
Deferred income taxes	(1,306)	8,928	504
Stock-based compensation – restricted stock	8,141	7,306	4,599
Stock-based compensation – all other	13,585	—	—
Tax benefit from stock-based compensation plans	15,137	—	—
Excess tax benefit from stock-based compensation plans	(9,569)	—	—
Amortization of note issuance costs	1,969	1,671	—
Changes in assets and liabilities:
Accounts receivable	6,005	(1,914)	(5,342)
Other current assets	3,552	(1,298)	2,070
Other assets – operating	(2,406)	651	4,623
Accounts payable	(7,838)	(2,410)	2,323
Accrued compensation and related expenses	2,427	7,072	3,397
Accrued income taxes	13,237	24,724	791
Other accrued liabilities	(828)	(10,570)	(14,792)
Deferred revenues	928	(26,436)	8,887
Other liabilities	2,817	2,508	9,318

Net cash provided by operating activities	214,610	169,992	176,151

Cash flows from investing activities:
(Increase) Decrease in restricted cash	(641)	2,583	191
Purchases of available-for-sale cash investments	(468,518)	(837,237)	(201,417)
Maturities of available-for-sale cash investments	282,403	439,737	149,923
Sales of available-for-sale cash investments	365,962	127,648	116,462
Business combinations, net of cash acquired	(399,676)	(71,890)	(81,255)
Purchases of property, equipment and improvements	(18,356)	(16,366)	(30,445)
Proceeds from sale of fixed assets	9	25	205
Capitalized software development costs	(37,531)	(33,906)	(36,484)
Decrease in other assets – investing	13	2	2

Net cash used for investing activities	(276,335)	(389,404)	(82,818)

Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	—	450,234	—
Repayments of long-term obligations	(60)	(1,012)	(22,173)
Payments on capital lease	(343)	(274)	(63)
Net proceeds from the issuance of common stock and reissuance of treasury stock	50,570	48,564	35,592
Purchases of treasury stock	(59,815)	(169,053)	(115,563)
Excess tax benefit from stock-based compensation plans	9,569	—	—

Net cash provided by (used for) financing activities	(79)	328,459	(102,207)

Effect of exchange rate changes on cash	18,366	(31,723)	14,887

Net increase (decrease) in cash and cash equivalents	(43,438)	77,324	6,013
Cash and cash equivalents, end of year	355,303	398,741	321,417

Cash investments, end of year	282,393	461,195	192,215
Total cash, cash equivalents and cash investments, end of year	$637,696	$859,936	$513,632

Supplemental disclosures:
Interest paid	$9,516	$5,265	$308
Income taxes paid, net of refunds	$34,442	$15,997	$26,471
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
In 2006, the Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products, iAnywhere Solutions, Inc. (iAS) which provides mobile database and mobile enterprise solutions, and Sybase 365 (SY365) added upon acquisition of Mobil 365, which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS and multimedia messaging services or MMS.
Principles of Consolidation
The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
As discussed later in this Note One, Sybase adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s operating income from continuing operations for the year ended December 31, 2006 includes approximately $13.6 million in pre-tax stock-based employee compensation expense for stock options and stock appreciation rights that was recorded as a result of adopting SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to revenue recognition, unbilled messaging revenues and related costs, (impairments) of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, investments, intangible assets, income taxes, restructuring, stock-based compensation, litigation and other contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. The Company’s management has discussed these estimates with the Audit Committee of Sybase’s Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
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

Concentration of Credit Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Investment policies have been implemented that limit investments to high quality credit instrument issuers. The Company does not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base.
Capitalized Software
The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $322.6 million and $285.1 million, at December 31, 2006 and 2005, respectively, and related accumulated amortization was $251.4 million, and $219.2 million, respectively. Software amortization charges included in cost of license fees were $31.2 million, $29.7 million and $33.6 million for 2006, 2005 and 2004, respectively.
SFAS 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimated future gross revenues reduced by estimated future costs of completing and disposing of the product, the excess is written off. If the estimated future gross revenue associated with certain of the Company’s software products were to be reduced, write-offs of capitalized software costs might be required. There were no significant write-offs in 2006, 2005 or 2004.
Property, Equipment and Improvements
Property, equipment and improvements are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized, and minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization are computed using the straight — line method over the estimated useful lives of the assets, while leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the associated lease term. The Company includes amortization of assets that are recorded under capital leases in depreciation expense.
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
Goodwill and Other Purchased Intangible Assets
The Company accounts for goodwill and other purchased intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The Company conducted the annual impairment testing required by SFAS 142 of each of the Operating units (IPG and iAS) as of December 31, 2006, 2005, and 2004. The analysis for these years did not indicate an impairment for any of the Company’s reporting units. Therefore, no impairment loss was recognized for these years. There were no indications at December 31, 2006 that assumptions and information used in the valuation of Mobile 365’s goodwill should be changed. In future years, a reduction of the Company’s estimated future economic benefits to be generated by certain reporting units could result in an impairment loss associated with various intangible assets.

Other purchased intangible assets have generally resulted from business combinations accounted for as purchases (see Note Eleven below). Other purchased intangibles with determinate lives are amortized using the straight-line method over periods of 3 to 10 years. Other purchased intangibles with indeterminate lives (e.g., trade names) are not amortized.
Impairment of Long-Lived Assets
The Company complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and other purchased intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. There were no such impairment losses in 2006, 2005 or 2004.
Revenue Recognition
Prior to the fourth quarter of 2006, the Company derived revenues from two primary sources: the licensing of software, primarily under perpetual software licenses, which are recorded as license fee revenue; and the provision of services which primarily include technical support revenues, consulting, and education revenues. Subsequent to the acquisition of Mobile 365, the Company also derived revenues from messaging transactions.
License and Services Revenues
The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” or SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” The Company licenses software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer and all other revenue recognition criteria are met.
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
Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software; payment of the license fees are dependent upon the performance of the services; the arrangement includes milestones or customer specific acceptance criteria; or the services include significant modification or customization of the software both the software license and consulting fees are recognized under the “percentage of completion” method of accounting. The Company uses labor hours to estimate the progress to completion. In order to apply the “percentage of completion” method, management is required to estimate the number of hours needed to complete a particular project and revenues and profits are recognized based on the percentage of total contract hours as they are completed while costs are recognized as incurred. As a result, recognized revenues and profits are subject to revisions as the project progresses to completion. When the total cost estimate associated with a contract accounted for under the percentage of completion method exceeds revenues, the Company accrues for the estimated loss based on the amount its estimated cost of completing the contract exceeds the applicable revenues.

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
Message Revenues
The Company recognizes messaging revenue in accordance with SEC SAB, No. 104, Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). The Company recognizes revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d)) the collection of the fees is reasonable assured.
The Company’s agreements with mobile operators and content providers to provide messaging and data delivery and settlement services generally have an initial term of one year. The Company generates a significant portion of its messaging revenue from per message transaction fees including those under revenue share arrangements and, to a lesser extent, up front set-up fees and monthly maintenance fees. The Company delivers messages and data and primarily earns per message transaction fees. The Company recognizes revenue from transaction fees based upon the number of messages successfully processed by its platforms and delivered in accordance with the terms of its arrangements.
Mobile operators, content providers, and other enterprises enter into revenue sharing arrangements with the Company. Under a typical revenue sharing model, the Company’s arrangements with mobile operator customers provide for the delivery of authorized services to their subscribers and the payment to the Company of either a percentage of revenue earned by the mobile operator or a fixed amount per message delivered and billed per the mobile operator’s statistics. In addition, the Company also has a relationship with the content provider that requires it to pay the content provider a percentage of the revenue received from or confirmed by the mobile operators with respect to services incorporating the content providers’ content. In accordance with EITF 99-19, the Company has determined that it acts as an agent under its revenue sharing arrangements and accordingly, records as revenue the net amount retained by the Company. The net amount retained by the Company reflects the gross amount billed the operator less amounts due to the content provider.
Unbilled Message Revenues. Due to the Company’s billing cycles, which for some message service billings lag as much as 90 days after the calendar month in which the services are rendered, the Company estimates the amounts of unbilled revenue each reporting period. The estimates are based on recent volume and pricing trends adjusted for material changes in contracted service, because actual information is not available immediately. Based on a retrospective review of actual billings compared to estimates, the Company estimates have been reasonable.
Other Message Related Revenues. The Company provides up front set-up services shortly after it enters into a binding relationship with a customer. These non-refundable fees are recorded as deferred revenue and recognized as revenue on a straight-line basis over the term of the contract. Costs incurred during the performance of set-up services that are deemed to be incremental and direct “set-up costs” are expensed as incurred. Maintenance services are provided over the term of our contract. Monthly maintenance fees are usually fixed amounts and recognized as revenue ratably in the period that services are provided.

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
In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of inter-company balances between Sybase entities resulting from software license royalties and certain management, research, and administrative services. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, the UK pound, the Euro, Singapore dollar. These forward exchange contracts are recorded at fair value and the resulting gains or losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses on hedged balances. All foreign exchange contracts have a life of approximately 30 days. The Company does not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were $0.3 million, ($1.0) million and $1.0 million in 2006, 2005 and 2004, respectively. The unrealized gain (loss) on outstanding forward contracts as of December 31, 2006 was immaterial to the consolidated financial statements.
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

Stock-Based Compensation
Our stock-based employee compensation plans are described in Note Seven – Stockholders’ Equity. Prior to January 1, 2006, the Company applied the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company in prior periods generally only recorded stock-based employee compensation expense relating to restricted stock grants. The Company was also not required to record compensation expense in connection with its Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.
In October 1995 the FASB issued SFAS 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allowed the Company to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, the Company was required to disclose its pro forma net income or loss and net income or loss per share as if it had adopted SFAS 123 and SFAS 148.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that was recognized for 2006 included: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). See Note Seven for information on the impact of the Company’s adoption of SFAS 123(R) and the assumptions the Company used to calculate the fair value of stock-based employee compensation.
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
The following shows the computation of basic and diluted net income per share at December 31:

(In thousands, except per share data)	2006	2005	2004
Net income	$95,064	$85,583	$67,950
Shares used in computing basic net income per share	89,557	90,307	95,550
Effect of dilutive securities – stock options	2,694	2,950	2,451
Shares used in computing diluted net income per share	92,251	93,257	98,001
Basic net income per share	$1.06	$0.95	$0.71
Diluted net income per share	$1.03	$0.92	$0.69

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share, were 5.2 million, 3.7 million and 6.9 million in 2006, 2005 and 2004, respectively. In addition, the computation of diluted earnings per share excludes the impact of a conversion value excess as conversion requirements have not yet been met. See Note Fifteen – Convertible Subordinated Notes.
Comprehensive Income
Comprehensive income includes net earnings and other changes to stockholders’ equity not reflected in net income. The Company’s components of other comprehensive income consist of foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.
Advertising
The Company expenses its advertising costs as they are incurred. The Company’s advertising expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $11.1 million, $6.6 million and $8.0 million, respectively.
Recent Accounting Pronouncements
SFAS 155, “Accounting for Certain Hybrid Instruments”
In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in our fiscal year beginning on January 1, 2007. The Company does not expect its adoption of this new standard to impact its financial position, results of operations or cash flows.
SFAS 157, “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158, requires the recognition of the overfunded or underfunded status of certain plans in the statement of financial position, recognition of changes in the funded status through other comprehensive income and requires the measurement of the funded status of a plan as of the date of the year-end financial statements. The recognition of the funded status of a plan is effective for our fiscal year ended December 31, 2006 and the required measurement date of the funded status is effective for our fiscal year ended December 31, 2008. The recognition of the funded status provision of FAS 158 had no material impact on our financial position, results of operations or cash flows. The Company is currently evaluating the impact of the measurement date provisions of FAS 158.
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007 and it does not expect the adoption of FIN 48 will have material impact on its financial position, results of operations or cash flows.

Staff Accounting Bulletin No. 108
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have material impact on the Company’s financial position, results of operations or cash flows.
EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 must be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 will have material impact on its financial position, results of operations or cash flows.
Note Two: Financial Instruments
Cash, Cash Equivalents and Cash Investments
Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of the short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Current and long-term cash investments consist principally of commercial paper, corporate bonds, U.S. Government and government sponsored enterprise obligations with maturities between 90 days and up to three years and are stated at amounts that approximate fair value, based on quoted market prices. No individual investment security equaled or exceeded two percent of total assets.
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2006, the Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized.
On January 1, 2006 the Company adopted the FASB Staff positions FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the FSPs). The FSPs were issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other then temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions of the FSPs, the Company did not realize impairment losses in 2006 related to unrealized losses on debt securities as a charge to income as the Company believes that the decline in market value is due to changes in interest rates and not due to increased credit risk and it has the ability and intent to hold the securities until a recovery of fair value, which may be maturity. Prior to the issuance of the FSPs and the nullification of certain provisions of the EITF, the Company recognized impairment losses as a charge to income when an individual security had been in a loss position for two consecutive quarters. Prior to 2006, declines in fair value recorded as impairment losses in earnings have not been material in any reporting period. Realized gains and losses are determined on the specific identification method and are reflected in income.

At December 31, cash equivalents and amortized cost of investments in marketable securities and their approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	Fair Market
(In thousands)	Cost	Gains	Losses	Value

December 31, 2006:
Cash and cash equivalents	$355,304	$1	$(2)	$355,303
Short-term corporate notes and bonds (maturities of one year or less)	166,241	19	(306)	165,954
Short-term government obligations (maturities of one year or less)	68,050	—	(120)	67,930
Short-term government sponsored enterprise obligations (maturities of one year or less)	35,785	—	(57)	35,728
Long-term corporate notes and bonds (maturities over one year)	4,958	—	(6)	4,952
Long-term government sponsored enterprise obligations (maturities over one year)	7,849	—	(20)	7,829

	$638,187	$20	$(511)	$637,696

December 31, 2005:
Cash and cash equivalents	$398,736	$5	$—	$398,741
Short-term corporate notes and bonds (maturities of one year or less)	174,274	218	(81)	174,411
Short-term government obligations (maturities of one year or less)	75,485	40	(38)	75,487
Short-term government sponsored enterprise obligations (maturities of one year or less)	92,268	88	(7)	92,349
Long-term corporate notes and bonds (maturities over one year)	83,460	—	(642)	82,818
Long-term government obligations (maturities over one year)	19,935	—	(99)	19,836
Long-term government sponsored enterprise obligations (maturities over one year)	16,392	—	(98)	16,294

	$860,550	$351	$(965)	$859,936

The following table summarizes the fair value and gross unrealized losses related to 40 available for sale marketable securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total In a Loss Position
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cash and cash equivalents	$11,965	$(2)	$—	$—	$11,965	$(2)

Corporate notes and bonds	14,843	(10)	67,433	(302)	82,276	(312)

Government obligations	—	—	19,858	(120)	19,858	(120)

Government sponsored enterprise obligations	27,597	(30)	15,960	(47)	43,557	(77)

Totals	$54,405	$(42)	$103,251	$(469)	$157,656	$(511)

Restricted Cash
At December 31, 2006, the Company had approximately $6.0 million in restricted cash set aside for a guarantee against certain payroll and lease obligations in France, United Kingdom, Sweden, Norway, Denmark, Australia, and California.
Foreign Currency Forward Exchange Contracts
At December 31, 2006, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $4.1 million and $14.9 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amount of $31.0 million. At December 31, 2005, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $4.7 million and $15.4 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amounts of $27.9 million. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 2006 or 2005. A major U.S. based multinational bank was counter party to all of these contracts during both 2006 and 2005.

Note Three: Property, Equipment and Improvements

			Estimated useful
(In thousands)	2006	2005	lives
Computer equipment and software	$282,278	$274,712	3 to 5 years
Furniture and fixtures	60,319	58,260	5 to 10 years
Leasehold improvements and real property	70,907	69,976	Improvements over
			shorter of 5 years
			or lease term;
			property over 7 to
			40 years

	413,504	402,948
Less accumulated depreciation	(347,046)	(343,770)

Net property, equipment and improvements	$66,458	$59,178

Depreciation expense amounted to $24.2 million, $25.4 million and $28.4 million in 2006, 2005 and 2004, respectively.
Note Four: Goodwill and Other Purchased Intangibles
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	IPG	iAS	SY365	Consolidated Total
Balance at January 1, 2005	$130,869	$83,241	$—	$214,110
Reduction in goodwill recorded on XcelleNet acquisition	—	(410)	—	(410)

Reduction in liabilities in purchase accounting	(11)	—	—	(11)

Goodwill recorded on ISDD acquisition	2,031	—	—	2,031

Goodwill recorded on Avaki acquisition	2	—	—	2

Goodwill recorded on Extended Systems acquisition	—	44,898	—	44,898

Reduction for utilization of acquired tax assets	(15,825)	(5,049)	—	(20,874)
Foreign currency translation adjustments	(882)	—	—	(882)

Balance at December 31, 2005	$116,184	$122,680	$—	$238,864

Addition in goodwill recorded on Extended Systems acquisition	—	500	—	500

Goodwill recorded on Mobile 365 acquisition	—	—	335,088	335,088

Goodwill recorded on Solonde acquisition	2,065	—	—	2,065

Goodwill recorded on iFoundry acquisition	—	490	—	490

Reduction for utilization of acquired tax assets	(22,600)	(13,273)	(1,379)	(37,252)
Foreign currency translation adjustments and other	537	11	—	548

Balance at December 31, 2006	$96,186	$110,408	$333,709	$540,303

The following table reflects the carrying amounts and accumulated amortization of other purchased intangible assets:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/31/06	12/31/06	12/31/06	12/31/05	12/31/05	12/31/05
Purchased technology	$163,333	$(95,193)	$68,140	$134,838	$(85,096)	$49,742

AvantGo tradenames	3,100	—	3,100	3,100	—	3,100

XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000

Covenant not to compete	319	(59)	260	—	—	—

Customer lists	98,289	(24,141)	74,148	47,589	(16,869)	30,720

Totals	$269,041	$(119,393)	$149,648	$189,527	$(101,965)	$87,562

Purchased technology is amortized over a period of 4 to 7 years; covenant not to compete is amortized over a period of 3 years; customer lists are amortized over a period of 6 to 10 years. The AvantGo and XcelleNet tradenames are assigned an indeterminate life and are not amortized but instead tested for impairment in the same manner as goodwill. Amortization expense for other purchased intangibles totaled $17.4 million, $18.5 million and $22.8 million in 2006, 2005 and 2004, respectively.
Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (in thousands):

2007	26,737
2008	26,663
2009	26,271
2010	23,836
2011	18,326
Note Five: Other Assets
Other assets consist of the following (in thousands):

	2006	2005
Deposits	$30,655	$28,476
Other	8,896	10,246

	$39,551	$38,722

Deposits include an $18.0 million security deposit on a 15-year non-cancelable lease for the Company’s Dublin, California facility. Other includes $6.1 million of capitalized note issuance costs related to the Company’s issuance of convertible subordinated notes in 2005. See Note Fifteen to Consolidated Financial Statements.
Note Six: Lease Obligations, Other Liabilities and Commitments
Capital Lease
The Company leases office space and equipment under non-cancelable capital leases that expire through October 2019.

In May of 2003, the Company entered into a 15-year capital lease for a new facility in Waterloo, Canada. The lease requires monthly payments of approximately $82,894, which includes both principal and interest commencing October 2004 through October 2019. Gross assets of approximately $8.3 million and accumulated depreciation of $1.2 million have been recorded in relation to this capital lease as of December 31, 2006. This capital lease asset is captured on the Company’s balance sheet within property, equipment and improvements, net. The corresponding liability is captured within other liabilities.
Future minimum lease payments under capital lease obligations at December 31, 2006 are as follows (In thousands):

2007	$1,154
2008	1,071
2009	1,044
2010	995
2011	995
Thereafter	7,749

Sub-total	13,008
Less amount representing interest	5,090

Total minimum lease payments	$7,918

Sale-and-Leaseback
Upon completion of the Company’s acquisition of Extended Systems Incorporated (ESI) in October 2005, the Company assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement the Company has an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on the balance sheet at December 31, 2006.
As part of the agreement, ESI entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2 percent of the sale price, or approximately $442,000. The Company is also obligated to pay all expenses associated with the building during the lease, including the costs of property taxes, insurance, operating expenses and repairs.
Leasehold Improvements Note
As part of the 15-year capital lease agreement entered into for the Company’s Waterloo, Canada facility (see discussion under Capital Lease Obligation above), the Company entered into an agreement with the landlord to finance approximately $1.6 million of leasehold improvements at an annual interest rate of 8.76%. The loan requires monthly principal and interest payments of $15,659, commencing October 2004 through October 2019. The corresponding liabilities of $0.1 million and $1.4 million at December 31, 2006 have been recorded in the current and long-term portions of other liabilities, respectively.
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

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2006 (including those provided for in the Company’s restructuring accrual) are as follows (In thousands):

2007	$45,121
2008	39,331
2009	36,937
2010	30,470
2011	24,830
Thereafter	100,148

Total minimum lease payments*	$276,837

*	Minimum payments have not been reduced by minimum sublease rentals of $10.5 million due in the future under non-cancelable subleases.
The following schedule shows the composition of total rent expenses for all operating leases (In thousands):

	Year ending December 31,
	2006	2005	2004
Rent expense	$46,051	$45,990	$46,463
Less: sublease rentals	4,289	4,339	3,797

	$41,762	$41,651	$42,666

Letters of Credit
At December 31, 2006, the Company had outstanding letters of credit in the amount of $2.9 million. These letters of credit have never been accessed, and are related to lease obligations of the Company.
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
Restricted Option and Stock Grants
Restricted Option Grants
The Company issued rights to certain senior executives to purchase its Common Stock at a price of $0.10 per share as restricted stock under the 1996 Stock Plan. Such issuances totaled 346,000 and 358,000 shares during 2004 and 2003, respectively. Rights totaling 342,000 and 353,500 shares were timely exercised, and the restricted shares were issued during 2004 and 2003, respectively. The restricted shares are subject to repurchase by the Company over a period of six months to four years from the date of grant (Repurchase Period).

The Company has amortized the difference between the fair market value of the underlying shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares, pro rata over the term of the applicable Repurchase Period. The Company may repurchase shares in the event a restricted shareholder’s recipient’s employment is terminated any time before the relevant Repurchase Period has expired. At December 31, 2006, 304,000 restricted shares issued in 2004 and 250,000 restricted shares issued in 2003, were outstanding and subject to repurchase during the Repurchase Period.
Restricted Stock Grants
During 2005 and 2004, the Company issued restricted Common Stock under the 2003 Stock Plan to certain senior executives and employees totaling 60,000 and 12,700 shares, respectively. The restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three to four year periods. As of December 31, 2006, 12,000 of these restricted shares have been returned to the Company. The Company has amortized the fair market value of the underlying shares on the date the restricted shares were granted pro rata over the term of the applicable return right period.
In 2005, an aggregate of 582,000 shares of Common Stock were granted as restricted stock under the 2003 Stock Plan to certain executives. The restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three year period. In addition, two performance criteria need to be met by the Company in order for any restricted shares to have vested. First, the Company needs to have positive cash flow from operations in each of the calendar years 2005, 2006, and 2007, in order for any restricted shares to vest. If the Company does have positive cash flow from operations in each of the calendar years 2005, 2006 and 2007, then the percentage of shares, if any, that will vest will be determined based on the Company’s percentage achievement of certain performance targets. In 2006, 35,000 restricted shares were returned to the Company due to terminations. As of December 31, 2006, the Company has estimated that approximately 525,120 of the 547,000 restricted shares outstanding will vest based on the Company’s estimated percentage achievement rate of approximately 96 percent. The Company has amortized the current fair market value of the underlying shares expected to vest pro rata over the term of the applicable return right period. The fair value amortization is adjusted periodically for any changes to the amount of restricted shares expected to vest as a result of the Company’s percentage achievement of certain performance targets.
During 2006, the Company issued restricted Common Stock under the 2003 Stock Plan to certain senior executives and employees totaling 92,786 shares. The restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three to four year periods. In 2006, 11,575 restricted shares were returned to the Company. The Company has amortized the fair market value of the underlying shares on the date the restricted shares were granted pro rata over the term of the applicable return right period and reversed amortized fair value for returned shares in the period they were returned.
In 2006, an aggregate of 335,264 shares of Common Stock were granted as restricted stock under the 2003 Stock Plan to certain senior executives and employees. The restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three year period. In addition, the percentage of shares, if any, that will vest will be determined based on the Company’s percentage achievement of certain performance targets. In 2006, 20,486 restricted shares were returned to the Company due to terminations. As of December 31, 2006, the Company has estimated that all of the 314,778 restricted shares outstanding will vest based on the Company’s estimated percentage achievement rate of approximately 100 percent. Up to 125% of the shares included in the performance-based restricted stock granted to certain senior executives in 2006 can vest if the performance achievement exceeds the performance targets. The Company has amortized the current fair market value of the underlying shares expected to vest pro rata over the term of the applicable return right period. The fair value amortization is adjusted periodically for any changes to the amount of restricted shares expected to vest as a result of the Company’s percentage achievement of certain performance targets.
Stock Repurchase Program
Beginning in 1998, the Company’s Board of Directors authorized the repurchase of Sybase outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2006, aggregate amounts authorized under the Stock Repurchase Program totaled $850.0 million. During 2006, the Company repurchased 2.7 million shares at a cost of $59.8 million. In 2005, the Company repurchased 2.0 million shares at a cost of $44.1 million, and in 2004 the Company repurchased 6.4 million shares at a cost of $115.6 million.
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
Employee Stock Purchase Plans
The Company’s 1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended (collectively the ESPP), allow eligible employees to purchase our Common Stock through payroll deductions. The ESPP consists of 6-month exercise periods. The shares can be purchased at 95 percent of the fair market value of the Common Stock on the last day of each 6-month exercise period. Purchases are limited to 10 percent of an employee’s eligible compensation, subject to an annual maximum, as defined in the ESPP.
As of December 31, 2006, an aggregate of 13,400,000 shares of Common Stock had been reserved under the ESPP, of which 1,299,569 shares remained available for issuance. Employees purchased 165,554 shares in 2006, 300,616 shares in 2005, and 734,491 shares in 2004.
Stock Option Plans
An aggregate of 700,000 shares of Common Stock have been issued or reserved for issuance under the 1992 Director Option Plan, as amended (the 1992 Director Plan), as of December 31, 2006. Options expire ten years from the date of grant and vest ratably over four years from the grant date. The 1992 Director Plan expired in February 2002, and no further options are available for grant under the 1992 Director Plan, but optionees are able to exercise their vested options before those options expire.
An aggregate of 300,000 shares of Common Stock has been issued or reserved for issuance under the 2001 Director Option Plan (the 2001 Director Plan) as of December 31, 2006. Options expire ten years from the date of grant and vest ratably over four years from the grant date.
Pursuant to the 2003 Stock Plan (2003 Stock Plan) at December 31, 2006, an aggregate of 8,109,805 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. Options expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date), three months after termination of employment, two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods, but generally vest over four years.

On May 27, 2004, the Company’s stockholders approved the transfer of all shares available for grant pursuant to the Company’s 1996 Stock Plan and the Company’s 1999 Stock Plan to the 2003 Stock Plan along with all remaining shares represented by grants that are cancelled or forfeited without exercise under these plans and the 1992 Director Plan and the 2001 Director Option Plan. The Company’s 1988 Stock Plan terminated in June 1998 in accordance with its terms, at that time no further grants were made under the 1998 Stock Plan, but optionees may exercise vested options prior to their expiration. As of December 31, 2006, 455,308 unexercised options remain outstanding under the 1988 Stock Plan.
FFI Stock Option Plans
In February of 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). At December 31, 2006, an aggregate of 7,088,870 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2000 FFI Plan and establishes the terms of option grants. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by FFI’s Board of Directors and supported by a valuation prepared by an independent valuation expert. All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date. Vesting generally occurs at the rate of 12.5 percent after 6 months and the balance in equal installments over the following 42 months. In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. As of December 31, 2006, there were 1,504,052 unexercised options outstanding under the 2000 Plan.
In March 2001, FFI established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2006, an aggregate of 6,175,360 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, and certain employees of Sybase, Inc. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. No options were issued during 2006. Options expire ten years from the grant date. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.
iAS Stock Option Plan
In March 2001, iAS established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 15,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS’s Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. Because iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS’s Board of Directors and supported by a valuation prepared by the Company. No options were issued during 2006. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.
Impact of the Adoption of SFAS 123(R)
The following table summarizes the stock-based compensation expense for stock options and stock appreciation rights that was recorded on the Company’s results of operations in accordance with SFAS 123(R).

Year Ended
In thousands, except per share data	December 31, 2006
Cost of services	$2,018
Cost of messaging	124
Sales and marketing	3,659
Product development and engineering	2,466
General and administrative	5,318

Stock-based compensation expense included in total costs and expenses	13,585
Tax benefit related to stock-based compensation expense	(3,775)

Stock-based compensation expense included in net income	$9,810

Reduction of net income per share:
Basic	$0.11
Diluted	$0.11
Prior to the adoption of SFAS 123(R), the Company presented unearned stock compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for stock-based compensation (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified $9.6 million in excess tax benefits for 2006 as financing cash inflows rather than as operating cash inflows on its statement of cash flows for 2006.
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
Expected Volatility. Prior to the second quarter of 2005, the Company estimated the volatility factors for stock options and stock appreciation rights considering the historical volatility of its stock over the most recent four year period, which was approximately equal to the average expected life of its options. Beginning in the second quarter of 2005 the Company estimated the volatility of its options and stock appreciation rights considering both the historical volatility of its stock over the most recent four year period and the prices of its publicly traded options, which the Company believes provides a more accurate estimate of expected volatility factors over the life of the options.
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

The Company used the following assumptions to estimate the fair value of options and stock appreciation rights granted and shares purchased under its Employee Stock Purchase Plan for the periods indicated:

	Stock option and appreciation rights				ESPP
	2006	2005	2004	2006	2005	2004
Expected volatility	27.73%	36.93%	54.45%	*	*	55.42%
Risk-free interest rates	4.71%	3.81%	3.08%	*	*	1.39%
Expected lives (years)	3.98	4.24	4.25	*	*	.50
Expected dividend yield	—	—	—	*	*	—

*	Due to changes in the discount on ESPP purchases during 2005, the ESPP is no longer a compensatory plan.
Equity Compensation Plans
Price data and activity for the Company’s equity compensation plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

	Outstanding Options,
	Stock Appreciation
	Rights and Restricted	Weighted Average
	Stock	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2003	18,020,678	$14.40
Granted	2,967,294	16.48
Exercised	(2,511,797)	10.39
Forfeited or expired	(1,547,958)	16.63

Balance at December 31, 2004	16,928,217	$15.15
Granted	2,329,981	14.45
Exercised	(3,640,478)	12.15
Forfeited or expired	(855,106)	18.95

Balance at December 31, 2005	14,762,614	$15.59
Granted	3,413,093	17.15
Exercised	(3,380,478)	13.92
Forfeited or expired	(794,710)	17.26

Balance at December 31, 2006	14,000,519	$16.26

The total number of shares granted in 2006 includes 549,728 options assumed by the Company due to its acquisition of Mobile 365, Inc. The weighted average fair value of options, restricted stock, and stock appreciation rights granted in 2006, 2005 and 2004 was $10.00, $9.83, and $10.10 per share, respectively.
At December 31, 2006, options and stock appreciation rights to purchase 8,384,321 shares were exercisable at prices ranging from $0.00 to $28.13. All 3,052,721 shares available for grant at December 31, 2006 were available under the 2003 Stock Plan.

Equity compensation plans outstanding and exercisable at December 31, 2006 were as follows:

	Options, Restricted Stock, & Stock Appreciation Rights
	Outstanding				Options & Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Ranges of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercisable Prices	Shares	Life	Price	Value	Shares	Life	Price	Value

$0.00 to $9.40	2,358,665	6.68	$2.33	$52,758,007	447,311	3.58	$7.79	$7,564,676
$9.56 to $14.19	2,460,194	5.34	$11.84	31,626,955	2,393,862	5.28	$11.80	30,870,363
$14.20 to $19.70	3,015,409	5,96	$18.03	20,098,637	1,835,978	5.67	$17.47	13,280,509
$19.75 to $21.38	2,347,431	5.75	$20.78	9,207,142	986,519	4.64	$20.26	4,376,874
$21.45 to $23.94	2,384,669	4.50	$22.61	4,994,012	1,689,300	3.82	$22.91	3,027,654
$24.16 to $28.13	1,434,151	5.09	$25.07	174,879	1,031,351	4.00	$25.38	—

$0.00 to $28.13	14,000,519	5.60	$16.26	$118,859,632	8,384,321	4.75	$17.73	$59,120,076

The Company defines in-the-money options at December 31, 2006 as options that had exercise prices that were lower than the $24.70 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 13.0 million shares that were in-the-money at that date. There were 7.4 million in-the-money options exercisable at December 31, 2006. The total intrinsic value of options exercised during 2006 was $30.8 million, determined as of the date of exercise.
Nonvested restricted stock grants as of December 31, 2006 and changes during 2006 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
Nonvested at December 31, 2005	1,303,200	$18.00
Granted	428,050	21.49
Vested	(64,500)	14.01
Forfeited	(109,061)	19,43

Nonvested at December 31, 2006	1,557,689	$19.02

Price data and activity for the FFI stock option plans are summarized as follows:

		Weighted average
	Outstanding options	Exercise price
	number of shares	Per share
Balance at December 31, 2003	8,732,056	$3.32
Granted	200,500	0.78
Forfeited or expired	(1,067,100)	2.47

Balance at December 31, 2004	7,865,456	$3.37
Forfeited or expired	(112,950)	3.33

Balance at December 31, 2005	7,752,506	$3.37
Forfeited or expired	(4,574,138)	3.51

Balance at December 31, 2006	3,178,368	$3.22

The weighted average fair value of the FFI options granted in 2004 was $0.36 per share. No FFI options were granted in 2006 and 2005.
The following table summarizes information about the FFI stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price
$0.75	606,750	6.08	$0.75	594,366	$0.75
$0.78	727,500	6.66	$0.78	624,512	$0.78
$5.00	1,844,118	3.64	$5.00	1,844,118	$5.00

$0.75 to $5.00	3,178,368	4.80	$3.22	3,062,996	$3.31

There are no intrinsic values for FFI stock options as of December 31, 2006
Price data and activity for the iAS Plan are summarized as follows:

		Weighted average
	Outstanding options	exercise price
	number of shares	per share
Balance at December 31, 2003	10,630,586	$2.51
Granted	1,250,650	2.51
Forfeited or expired	(353,882)	2.51

Balance at December 31, 2004	11,527,354	$2.51
Granted	46,750	2.51
Forfeited or expired	(57,405)	2.51

Balance at December 31, 2005	11,516,699	$2.51
Forfeited or expired	(1,283,359)	2.51

Balance at December 31, 2006	10,233,340	$2.51

The weighted average fair value of the iAS options granted in 2005 and 2004 was $1.06 and $1.16, respectively. No iAS options were granted in 2006.
At December 31, 2006 there were 9,873,372 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2006 was 5.04 years. The weighted average remaining contractual life of the options exercisable at December 31, 2006 was 4.96 years. There are no intrinsic values for iAS stock options as of December 31, 2006.
The Company recorded $13.6 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $8.1 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2006. The total tax benefit related to this stock-based compensation was $5.7 million. As of December 31, 2006, there was $42.5 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-

based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.3 years.
The Company received $50.6 million in cash from option exercises and its Employee Stock Purchase Plan in 2006. The actual tax benefits that the Company realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all stock-based payment arrangements approximated $12 million during 2006.
Due primarily to the Company’s ongoing program of repurchasing its common stock on the open market, at December 31, 2006 the Company had 14.1 million treasury shares. The Company satisfies option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed above, the Company accounted for stock-based employee compensation under SFAS 123(R)’s fair value method during 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25. Accordingly, the Company had recorded no stock-based compensation expense for the Company’s fixed stock option plans (including the FFI and iAS stock plans) and the Company’s employee stock purchase plan for 2005 and 2004. The following table illustrates the effect on the Company’s net income and net income per share for 2005 and 2004 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model.

(Dollars in thousands, except per share data)	2005	2004
As reported net income — stock-based employee compensation determined using the intrinsic value method	$85,583	$67,950

Add: Stock-based employee compensation cost, net of tax, Included in net income as reported	7,306	4,599

Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(18,848)	(24,772)

Pro-forma net income – stock-based employee Compensation determined under the fair value method	$74,041	$47,777

Basic net income per share
As reported	$0.95	$0.71
Pro forma	0.82	0.50

Diluted net income per share
As reported	$0.92	$0.69
Pro forma	0.79	0.49
Note Eight: Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following is a geographical breakdown of consolidated income (loss) before the cumulative effect of an accounting change and income taxes (In thousands):

	2006	2005	2004
United States	$51,110	$24,755	$(8,590)
Foreign	110,207	111,960	109,556

Total	$161,317	$136,715	$100,966

The provisions (credits) for income taxes consist of the following (dollars in thousands):

	2006	2005	2004
Federal
Current	$20,840	$16,595	$3,445
Deferred	4,171	7,199	(1,869)

	25,011	23,794	1,576

State
Current	$2,323	$2,413	475
Deferred	2,696	2,002	1,603

	5,019	4,415	2,078

Foreign
Current	$41,910	$21,952	28,391
Deferred	(5,687)	971	971

	36,223	22,923	29,362

Total	$66,253	$51,132	$33,016

The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In 2005 the Company distributed cash from certain foreign subsidiaries and reported an extraordinary dividend (as defined in the Jobs Creation Act) of approximately $94 million. This extraordinary dividend generated an income tax expense of approximately $3.1 million relating to the Company’s 2005 results. This tax incentive did not apply in 2006.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (In thousands):

	2006	2005	2004
Tax (credit) at U.S. statutory rate	$56,461	$47,850	$35,338
State tax, net of federal benefit	5,019	4,415	2,078
Difference between estimated amounts recorded and actual liabilities resulting from the filing of prior year’s tax return	(2,806)	(2,646)	(2,820)
Expired federal research credits	854	0	0
Effect of foreign operations	(2,683)	410	(971)
Benefit of Japanese operating losses	0	(275)	(3,751)
Amortization/impairment of intangible assets	0	1,054	788
Non-deductible executive compensation	3,012	2,570	1,610
Increase (decrease) of deferred tax liability associated with certain foreign earnings	1,464	(1,174)	0
Release of tax reserves following the completion of certain audits and expiration of statute of limitations	(3,680)	(4,978)	(3,519)
Reserve for tax contingencies	8,569	2,922	3,680
Other	43	984	583

Total	$66,253	$51,132	$33,016

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s net deferred tax assets were as follows at December 31 (In thousands):

	2006	2005
Depreciation	$6,725	$9,682
Deferred revenue	1,023	2,366
Accrued expenses	26,890	19,449
Allowance for doubtful accounts	667	1,056
Capitalized R&D expenses	531	16,809
Net operating loss carryovers and tax credits carryforwards	168,236	127,022
Intangible assets	23,743	225
Share-based compensation	6,563	483
Capital loss carryforward	11,453	14,885
Other assets	8,558	6,511

Gross deferred tax asset	254,389	198,488
Unremitted foreign earnings	(5,759)	(4,059)
Acquired Intangibles	(50,663)	(29,395)
Other liabilities	0	(1,896)

Gross deferred tax liability	(56,422)	(35,350)
Total before valuation allowance	197,967	163,138
Valuation allowance	(170,122)	(132,736)

Net deferred tax assets	$27,845	$30,402
Recorded as:
Current deferred tax assets	$6,224	$5,523
Noncurrent deferred tax assets	36,069	24,879
Noncurrent deferred tax liabilities	(14,448)	0

	$27,845	$30,402

The valuation allowance increased by $37.4 million, $36.4 million and $24.6 million in 2006, 2005 and 2004, respectively. This valuation allowance primarily relates to the deferred tax assets that the Company believes are unlikely to be realized and include net operating losses, net operating loss carryforwards, capital loss carryforwards, certain research and development tax credits, tax assets associated with stock option activity, and foreign tax credits. The movement was primarily related to the following items (In thousands):

Valuation allowance primarily associated with deferred tax asset acquired with Mobile 365	$6,899
Valuation allowance associated with foreign tax credits	8,060
Valuation allowance associated with research tax credits	672
Valuation allowance associated primarily with various acquired tax assets adjusted to tax return amounts	35,174
Valuation allowance associated with acquired net operating loss used during the year	(6,882)
Valuation allowance attributable to capital loss that expired in 2006	(3,625)
Valuation allowance attributable to prior year stock option tax deductions that reduced taxes payable in 2006	(1,926)
Valuation Allowance attributable to State net operating loss carryforwards used or considered realizable	(986)

$37,386

Approximately $75 million of the valuation allowance relates to deferred tax assets associated with net operating losses and capital losses acquired in, or attributable to, acquisitions. If the associated deferred tax assets are realized, the benefit from their realization will reduce goodwill carried on the Company’s books associated with these acquisitions rather than future income tax expense. The valuation allowance also includes approximately $25 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity.
As of December 31, 2006, the Company had federal research and development tax credits of approximately $31 million, which expire in years from 2007 through 2026, foreign tax credits of approximately $34 million expiring in years from 2008 through 2016, minimum tax credits of approximately $6 million currently not subject to expiration dates, and approximately $157 million of net operating losses which expire in years from 2019 through 2026. As of December 31, 2006, the Company had State net operating losses of $182 million expiring in years 2007 through 2026 and $32 million of State research credits, a portion of which expire in 2010 and a portion of which currently have no expiration period.
No provision has been made for income taxes and foreign withholding taxes on approximately $91 million of undistributed earnings from non-US operations as of December 31, 2006 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $4 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 is effective commencing with our 2007 annual financial statements. The Company is evaluating of the impact of FIN 48. It does not anticipate that the adoption of FIN 48 will have a material impact on the Company’s financial statements.
Note Nine: Retirement Plan
401(k) Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. Starting in 2006, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $5,000. In 2006 and 2005, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $4,000 of salary contributed by the employee, with a maximum employer match of $2,000 for the year fully vested. In 2004, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $3,000 of salary contributed by the employee, with a maximum employer match of $1,500 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2006, 2005 or 2004.
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
On November 8, 2006, the Company acquired Mobile 365, Inc. which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS and multimedia messaging services or MMS. Beginning in the fourth quarter of 2006, the results of Mobile 365, Inc. are included in the Company’s new reportable business segment Sybase 365 (SY365). There were no changes to the IPG and iAS segments
Sybase’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses primarily stock based compensation. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses or savings; interest income, interest expense and other, net; the provision for income taxes, and minority interests are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment.
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate transactions/activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for 2006 consisted primarily of stock-based compensation expenses.
Segment license and service revenues include transactions between iAS and IPG, The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction. iAS then records intercompany revenue and continues to bear the costs of providing the product or service. The excess of revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. Total transactions between the segments (i.e., intercompany revenue and inter-company expense) are captured in “Eliminations.”

A summary of the segment financial information reported to the CEO for the year ended December 31, 2006 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$229,376	$235	$—	$—	$229,611
Mobile and Embedded	31,621	65,519	—	—	97,140

Subtotal license fees	260,997	65,754	—	—	326,751
Intersegment license revenues	86	26,333	—	(26,419)	—

Total license fees	261,083	92,087	—	(26,419)	326,751

Services
Direct service revenue	485,016	46,156	—	—	531,172
Intersegment service revenues	367	25,905	—	(26,272)	—

Total services	485,383	72,061	—	(26,272)	531,172

Messaging	—	—	18,240	—	18,240

Total revenues	746,466	164,148	18,240	(52,691)	876,163

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	598,864	136,500	17,596	(52,691)	700,269

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	147,602	27,648	644	—	175,894
Amortization of other purchased intangibles	2,060	4,184	1,087	—	7,331
Amortization of purchased technology	1,654	7,883	543	—	10,080

Operating income (loss) before cost of restructure and unallocated costs	143,888	15,581	(986)	—	158,483
Cost of restructure – 2006 Activity	961	—	—	—	961

Operating income (loss) before unallocated costs	142,927	15,581	(986)	—	157,522
Unallocated costs					23,758

Operating income					133,764
Interest income, interest expense and other, net					27,634
Minority interest					(81)

Income before income taxes					$161,317

A summary of the segment financial information for the year ended December 31, 2005 based on the Company’s 2006 segments is presented below (in thousands):

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$204,975	$48	$—	$205,023
Mobile and Embedded	32,171	54,501	—	86,672

Subtotal license fees	237,146	54,549	—	291,695
Intersegment license revenues	86	26,854	(26,940)	—

Total license fees	237,232	81,403	(26,940)	291,695

Services
Direct service revenue	488,019	38,981	—	527,000
Intersegment service revenues	59	26,907	(26,966)	—

Total services	488,078	65,888	(26,966)	527,000

Total revenues	725,310	147,291	(53,906)	818,695

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	613,912	116,402	(53,906)	676,408

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	111,398	30,889	—	142,287
Amortization of other purchased intangibles	2,000	4,639	—	6,639
Amortization of purchased technology	7,224	4,626	—	11,850

Operating income before cost of restructure and unallocated costs	102,174	21,624	—	123,798
Cost of restructure – 2005 Activity	284	—	—	284

Operating income before unallocated costs	101,890	21,624	—	123,514
Unallocated costs				1,574

Operating income				121,940
Interest income, interest expense and other, net				14,824
Minority interest				(49)

Income before income taxes				$136,715

A summary of the segment financial information for the year ended December 31, 2004 based on the Company’s 2006 segments is presented below (in thousands):

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$200,097	$87	$—	$200,184
Mobile and Embedded	31,152	44,536	—	75,688

Subtotal license fees	231,249	44,623	—	275,872
Intersegment license revenues	117	26,063	(26,180)	—

Total license fees	231,366	70,686	(26,180)	275,872

Services
Direct service revenue	491,033	21,631	—	512,664
Intersegment service revenues	11	27,007	(27,018)	—

Total services	491,044	48,638	(27,018)	512,664

Total revenues	722,410	119,324	(53,198)	788,536

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	610,009	100,428	(53,198)	657,239

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	112,401	18,896	—	131,297
Amortization of other purchased intangibles	2,000	3,139	—	5,139
Amortization of purchased technology	14,924	2,894	—	17,818

Operating income before cost of restructure and unallocated savings	95,477	12,863	—	108,340
Cost of restructure – 2004 Activity	19,016	140	—	19,156

Operating income before unallocated savings	76,461	12,723	—	89,184
Unallocated savings				(208)

Operating income				89,392
Interest income, interest expense and other, net				11,574

Income before income taxes				$100,966

Geographic Information
The Company has historically operated in one industry (the development and marketing of computer software and related services). With the acquisition of Mobile 365, the Company has begun operations in the mobile messaging services industry. The Company markets its products and services internationally through both foreign subsidiaries and distributors located in the United States, Europe, Asia, Australia, Canada, New Zealand and Latin America. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America. The following table presents a summary of annual revenues and net long-lived assets excluding deferred tax assets by geographic region (in thousands):

	2006	2005	2004
Revenues:
Unaffiliated customers:
United States	$442,432	$441,809	$426,626
Europe	279,306	233,524	220,441
Other	154,425	143,362	141,469

Total	$876,163	$818,695	$788,536

Long-lived assets, net:
United States	$788,052	$571,976	$435,003
Europe	60,086	13,572	10,082
Other	31,782	26,237	30,115

Total	$879,920	$611,785	$475,200

Note Eleven: Business Combinations
On November 8, 2006, the Company completed its acquisition of Mobile 365 Inc, a privately held mobile messaging and content delivery company for approximately $419.4 million comprised of $417.1 million in cash and additional purchase related costs of approximately $2.3 million. As a result of the acquisition, the Company expects to extend its Unwired Enterprise vision with the addition of two new enterprise channels, wireless carriers and global content providers. This acquisition provides Sybase with an extensive carrier channel of approximately 700 operators, a portfolio of financial, media and entertainment customers, and new opportunities to leverage its AvantGo mobile Internet service, mFolio™ Web content mobilization service, and data analytics capabilities. The results of Mobile 365 are included in the Company’s newly created Sybase 365 reporting segment from November 8, 2006 onward.
The estimated excess of the purchase price over the fair value of the net tangible assets acquired is approximately $411.0 million. This amount is subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent on the filing of Mobile 365’s final tax returns. Of the estimated $411.0 million excess, $25.2 million was allocated to developed existing technology, $50.7 million was allocated to customer contracts and relationships, and $335.1 million was allocated to goodwill. The developed existing technology and customer contracts and relationships were assigned useful lives of seven years. The Company’s basis for determining its allocation included consideration of a valuation prepared by an independent third-party appraiser. This independent appraiser also assisted the Company in determining the appropriate useful life with the intangible assets acquired. Included in goodwill is approximately $28.3 million which has an offsetting amount allocated to long-term deferred tax liability for the amortization of the developed technology, and customer lists, which is not deductible for tax purposes.
Based on an independent valuation of intangible assets prepared using preliminary estimates and assumptions provided by the Company, the Company completed a preliminary allocation of the total purchase price. The allocation and final determination of the purchase price are subject to change. The primary areas of the purchase price and related allocation that are not finalized relate to restructuring costs, purchase price adjustments due to final working capital adjustments, certain legal matters, certain deferred tax assets and liabilities and residual goodwill. (In millions):

Cash and cash equivalents	$23.3
Accounts receivable, net	52.9
Other current assets	3.0
Property, equipment and improvements	13.4
Deferred income taxes	(28.4)
Developed technology	25.2
Customer lists	50.7
Goodwill	335.1
Other assets	0.5
Accounts payable	(20.9)
Accrued compensation and related expenses	(5.3)
Other current accrued liabilities	(29.6)
Other long-term liabilities	(0.5)

$419.4
Included in other current accrued liabilities are accrued operating costs due to mobile operators and content providers totaling $24.6 million. At December 31, 2006 such amount totaled $34.3million.
In connection with the acquisition of Mobile 365 the Company recorded restructuring obligations totaling $1.3 million primarily related to the closure or consolidation of several existing Mobile 365 facilities, net of expected sublease revenue, the termination of a small number of Mobile 365 employees and costs associated with the liquidation of Mobile 365 subsidiaries. The following table summarizes the restructuring liabilities acquired and post-acquisition activity related to the restructuring actions (in millions):

			Accrued
	Accrued		Liabilities
	Liabilities	Amounts	at
	Assumed	Paid	12/31/06
Lease Cancellations and Commitments	$0.4		$0.4

Termination Payments to Employees	$0.2		$0.2

Other	$0.7		$0.7

	$1.3	—	$1.3
The following unaudited pro forma financial information presents the combined results of operations of Sybase and Mobile 365 as if the acquisition of Mobile 365 had occurred as of the beginning of 2006 and 2005, respectively. The pro forma financial information gives effect to certain adjustments, including the amortization of purchased intangibles, the elimination of Mobile 365’s amortization of purchased intangibles, the elimination of interest income related to the cash paid, expenses related to stock based compensation, tax provision adjustments to reflect the effect of the pro forma adjustments and common stock dilution for Mobile 365 options assumed by the Company. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

	Twelve	Twelve
	Months	Months
	Ended	Ended
	12/31/06	12/31/05
(In thousands, except per share data)	(Unaudited)	(Unaudited)
Revenue	$963,225	$904,540

Net income	$64,138	$71,305

Basic net income per share	$0.72	$0.79

Diluted net income per share	$0.69	$0.76
On June 12, 2006, the Company acquired Hamburg, Germany-based Solonde AG, a privately held provider of solutions for data integration and interface management needs, for approximately $3.6 million in cash. This purchase price exceeds the fair value of the net tangible assets acquired by $4.6 million. Of this excess, $2.2 million was allocated to developed technology with a useful life of seven years, $0.3 million was allocated to covenant not to compete with a useful life of three years, and $2.1 million was assigned to goodwill. Included in goodwill is approximately $1.0 million which has an offsetting amount allocated to long-term deferred tax liability for the amortization of the developed technology and covenant not to compete, which is not deductible for tax purposes. The Company expects to sell Solonde’s products through its direct and indirect channel to new and existing customers while developing a new bundle of solutions using both companies’ IP. The results of Solonde are included in the Company’s IPG reporting segment from June 12, 2006 onward.
On November 20, 2006, the Company acquired certain assets from Singapore-based iFoundry Systems, a privately held engineering services company focused on designing, developing and building wireless mobility solutions, for approximately $1.2 million. The assets acquired include the business of licensing short-range wireless interconnect protocol stacks and providing software consulting, training and professional engineering services to mobile device manufacturers to enable these technologies on their respective platforms. These assets enable the Company to offer a more complete embedded software solution to these customers. $0.7 million of the $1.2 million purchase price was allocated to developed technology with a useful life of five years and $0.5 million was assigned to goodwill.
Note Twelve: Litigation
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

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at December 31, 2006. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
Note Thirteen: Restructuring Costs
In the third quarter of 2004, the first quarter of 2003 and the third and fourth quarter of 2002 the Company embarked on restructuring plans (2004 Plan, 2003 Plan, and 2002 Plan ) aimed at reducing its annual expenses (primarily employee related) by approximately $15 million, $16.0 million and $24.0 million, respectively. The Company recorded restructuring charges to reflect these activities of $18.6 million 2004 $9.6 million and $36.5 million during 2004, 2003 and 2002, respectively. The charges relate to future lease costs, reduced by estimated sublease payments, were recorded at present value. During 2001 the Company entered into a similar plan.
2004 Plan activities include the termination of approximately 140 employees worldwide, the closure or consolidation of 5 facilities worldwide and the write-off of certain enterprise software purchased from a third party. 2003 Plan activities included the planned termination of approximately 240 employees worldwide and the planned closure or consolidation of approximately 9 facilities worldwide. 2002 Plan activities included the termination of approximately 400 employees worldwide, the closure or consolidation of approximately 18 facilities worldwide, and the liquidation of approximately 9 foreign subsidiaries.
In connection with the 2003 acquisition of AvantGo, the Company assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs, primarily related to excess space at AvantGo’s facilities. At the time of acquisition, the Company also accrued additional amounts for lease obligations, net of the expected sublease revenue, associated with AvantGo’s facilities which would be vacated upon the expected move of personnel to Sybase’s facilities.
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the plans through December 31, 2006 (Dollars in millions):

	Accrued			Accrued
	Liabilities		Amounts	Liabilities
	at	Amounts	Accrued	at
	12/31/05	Paid	(Reversed)	12/31/06
2004 Plan	5.1	1.8	0.9	4.2

2003 Plan	0.3	0.1		0.2

2002 Plan	10.7	3.3	0.9	8.3

2001 Plan	3.6	1.4	(0.2)	2.0

AvantGo	2.1	1.2		0.9

The remaining restructuring accrual for each plan primarily relates to certain lease costs the Company is contractually required to pay on certain closed facilities, net of estimated associated sublease amounts. Sybase’s payments (net of sublease income) toward the accruals relating to lease cancellations and commitments are dependent upon market conditions and the Company’s ability to negotiate acceptable lease buy-outs or to locate suitable subtenants.
These payments will be made over various remaining lease terms over a shorter period as the Company may negotiate with its lessors. Such lease terms under the 2004 Plan, 2003 Plan, 2002 Plan and 2001 Plan generally expire through October 2012, January 2008, May 2010 and May 2011, respectively.
During 2006, the Company recognized additional restructuring charges under the 2004 Plan of $0.8 million related to revisions to expected sublease income associated with a property located in Massachusetts and $0.1 million related to lease commitments to reflect the difference between the discounted amounts accrued and the actual payments.
During 2006, 2005 and 2004, the Company recorded additional restructuring charges under the 2002 Plan totaling $4.6 million, including $0.9 million recorded during 2006, related to revisions to expected sublease income associated with a property located in Colorado.
During 2006, The Company recorded additional restructuring charges under the 2001 Plan of $0.2 million due to revisions to expected sublease income associated with a property located in Massachusetts and reversals of $0.4 million primarily related to conclusion of lease negotiations associated with a property located in Utah
During 2004, Sybase was able to sublease certain AvantGo facilities on terms more favorable than those anticipated. As a result, the Company recorded a restructuring reversal of $2.7 million, net of additional charges totaling $0.2 million
Due to the length of some of the lease terms and the uncertainty of the real estate market, the Company expects to make periodic adjustments to the accrual balance to reflect changes in its estimates, and to reflect actual events as they occur.
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

Note Fifteen: Convertible Subordinated Notes
On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. In 2006, the Company recognized interest expense of $8.0 million, excluding amortization of debt issuance costs totaling $2.0 million. In 2005, the Company recognized interest expense of $6.9 million, excluding amortization of debt issuance costs totaling $1.7 million.
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
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at December 31, 2006. This asset will be amortized into interest expenses on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. Unamortized offering fees and expenses were $6.1 million and $8.1 million at December 31, 2006 and 2005, respectively.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2006	2006	2006	2006	2006
Revenues:
License fees	$66,888	$83,141	$76,338	$100,384	$326,751
Services	128,120	132,418	132,794	137,840	531,172
Messaging	—	—	—	18,240	18,240

Total revenues:	195,008	215,559	209,132	256,464	876,163
Costs and expenses:
Cost of license fees	12,792	11,930	12,160	13,658	50,540
Cost of services	38,352	38,338	37,681	38,591	152,962
Cost of messaging	—	—	—	11,097	11,097
Sales and marketing	61,355	67,833	62,019	72,074	263,281
Product development and engineering	36,997	37,543	37,327	37,643	149,510
General and administrative	24,987	25,947	26,103	28,988	106,025
Amortization of other purchased intangibles	1,546	1,552	1,573	2,660	7,331
Cost of restructure	34	66	39	1,514	1,653

Total costs and expenses	176,063	183,209	176,902	206,225	742,399

Operating income	18,945	32,350	32,230	50,239	133,764
Interest income, expense, and other, net	6,058	7,217	7,936	6,423	27,634
Minority interest	—	—	—	(81)	(81)

Income before income taxes	25,003	39,567	40,166	56,581	161,317
Provision for income taxes	7,751	13,234	15,081	30,187	66,253

Net income	$17,252	$26,333	$25,085	$26,394	$95,064

Basic net income per share	$0.19	$0.30	$0.28	$0.29	$1.06
Diluted net income per share	$0.19	$0.29	$0.27	$0.28	$1.03

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2005	2005	2005	2005	2005
Revenues:
License fees	$62,708	$67,915	$69,739	$91,333	$291,695
Services	129,203	136,493	129,588	131,716	527,000

Total revenues:	191,911	204,408	199,327	223,049	818,695
Costs and expenses:
Cost of license fees	14,258	11,721	10,993	14,584	51,556
Cost of services	40,340	39,928	37,980	38,077	156,325
Sales and marketing	59,578	65,360	59,655	65,410	250,003
Product development and engineering	33,527	34,305	34,932	36,247	139,011
General and administrative	22,233	23,077	23,873	22,923	92,106
Amortization of other purchased intangibles	1,677	1,677	1,677	1,608	6,639
Cost (reversal) of restructure	(8)	289	21	813	1,115

Total costs and expenses	171,605	176,357	169,131	179,662	696,755

Operating income	20,306	28,051	30,196	43,387	121,940
Interest income, expense, and other, net	3,108	3,631	3,881	4,204	14,824
Minority interest	—	—	—	(49)	(49)

Income before income taxes	23,414	31,682	34,077	47,542	136,715
Provision for income taxes	10,068	15,827	6,090	19,147	51,132

Net income	$13,346	$15,855	$27,987	$28,395	$85,583

Basic net income per share	$0.14	$0.18	$0.31	$0.32	$0.95
Diluted net income per share	$0.14	$0.17	$0.30	$0.31	$0.92

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Report of Management on Internal Controls over Financial Reporting
See Financial Statements and Supplementary Data — Report of Management on Internal Controls over Financial Reporting. Part II, Item 8.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures at December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Compensation letters for the 2007 compensation of John S. Chen, the Company’s Chairman, CEO and President; Pieter Van der Vorst, the Company’s Senior Vice President and Chief Financial Officer; Marty Beard, the President of Sybase 365; Raj Nathan, the Company’s Chief Marketing Officer; and Steve Capelli, the President of Worldwide Field Operations, are filed as exhibits to this Annual Report on
Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
Current Executive Officers
Our executive officers are identified in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2006.

Identification of Directors
Our directors are identified under the section entitled “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2006.
Compliance with Section 16(a) of the Exchange Act
The information required under Item 405 of Regulation S-K is incorporated here by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Audit Committee Financial Expert
Our Board of Directors has determined that Audit Committee members Robert P. Wayman and Jack E. Sum are both audit committee financial experts as defined in Item 407(d)(5) of Regulation S-K, and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.
Standing Audit Committee
The information required under Item 407 of Regulation S-K and Item 7(d)(1) of Schedule 14A of the Exchange Act pertaining to the standing Audit Committee of the Board of Directors is incorporated by reference to “Election of Directors” in the Proxy Statement.
Corporate Governance Guidelines
We have adopted Corporate Governance Guidelines that are available on our website at www.sybase.com under “Investor Relations.” Stockholders may request a free copy of the guidelines by contacting Investor Relations at the same address set forth under “Code of Ethics,” below.
Certifications
Pursuant to NYSE Rule 303A.12 (a), in 2006 the Company submitted a CEO certification to the NYSE regarding compliance with NYSE Corporate Governance Listing Standards. No qualifications were included in this report. Exhibits 31.1 and 31.2 to this Form 10-K contain certifications of the Company’s CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 32 to this Form 10-K contains certifications of the Company’s CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to “Employment Agreements and Certain Transactions” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to “Ratification of Appointment of Independent Auditors” in the Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report on Form 10-K:
     1. Financial Statements. See financial statements listed in the table of contents at the beginning of Part II, Item 8.
     2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2006, 2005, and 2004 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and related notes in Part II, Item 8.
     3. Exhibits. See the response under Item 15(c) below. All management contracts and compensatory plans filed as exhibits are indicated as such in Item 15(c).
(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K.

(c) Schedules.
Form 10-K
Page
II Valuation and Qualifying Accounts	98
Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
SYBASE, INC.

				Translation
	Beginning	Charged to		Adjustments and	Ending
(Dollars in thousands)	Balance	Operations (A)	Write-offs (B)	Other	Balance
Year ended December 31, 2006:
Allowance for doubtful accounts	$2,651	$2,330	$(1,277)	$294	$3,998

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,852	$2,263	$(1,480)	$16	$2,651

Year ended December 31, 2004:
Allowance for doubtful accounts	$4,145	$(595)	$(2,022)	$324	$1,852
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

SYBASE, INC.

	By:	/S/JOHN S. CHEN

March 1, 2007	John S. Chen
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

Signature	Title	Date

/S/ JOHN S. CHEN	Chairman of the Board, Chief	March 1, 2007

(John S. Chen)	Executive Officer (Principal Executive Officer), President and Director

/S/ PIETER A. VAN DER VORST	Senior Vice President and	March 1, 2007

(Pieter A. Van der Vorst)	Chief Financial Officer (Principal Financial Officer)

/S/ JEFFREY G. ROSS	Vice President and Corporate	March 1, 2007

(Jeffrey G. Ross)	Controller (Principal Accounting Officer)

/S/ RICHARD C. ALBERDING	Director	March 1, 2007

(Richard C. Alberding)

/S/ CECILIA CLAUDIO	Director	March 1, 2007

(Cecilia Claudio)

/S/ L. WILLIAM KRAUSE	Director	March 1, 2007

(L. William Krause)

/S/ ALAN B. SALISBURY	Director	March 1, 2007

(Alan B. Salisbury)

/S/ JACK E. SUM	Director	March 1, 2007

(Jack E. Sum)

/S/ ROBERT P. WAYMAN	Director	March 1, 2007

(Robert P. Wayman)

/S/ LINDA K. YATES	Director	March 1, 2007

(Linda K. Yates)

EXHIBIT INDEX

Exhibit No.	Description
2.1 (1)	Agreement and Plan of Reorganization dated as of November 29, 1999, among the Company, On-Line Financial Services, Inc., and Home Financial Network, Inc.

2.2 (2)	Agreement and Plan of Merger dated as of February 20, 2001, among the Company, New Era of Networks, Inc., and Neel Acquisition Corp.

2.3 (3)	Agreement and Plan of Merger dated as of December 19, 2002, by and among the Company, Seurat Acquisition Corporation and AvantGo, Inc.

2.4 (12)	Agreement and Plan of Merger dated as of July 28, 2005, by and among the Company, Ernst Acquisition Corporation and Extended Systems Incorporated.

2.5 (19)	Agreement and Plan of Merger dated as of September 5, 2006, by and among Sybase, Inc., Monaco Acquisition Corporation, Mobile 365, Inc., and with respect to Section 6.16(e), Article VIII and Article X only, John Backus.

3.1 (4)	Restated Certificate of Incorporation of the Company, as amended.

3.2 (5)	Bylaws of the Company, amended and restated as of February 4, 2004.

4.1 (6)	Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.2 (7)	Amendment No. 1 dated as of February 14, 2005 to the Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.3 (8)	Indenture dated as of February 22, 2005 between the Company and U.S. Bank National Association, as Trustee (including form of 1.75% Convertible Subordinated Notes due 2025).

4.4 (8)	Registration Rights Agreement dated as of February 22, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.1 (9)*	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan.

10.2 (9)*	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan.

10.3 (9)*	Convoy Corporation 1997 Stock Option Plan.

10.4 (9)*	Microscript, Inc. 1997 Stock Option Plan.

10.5 (10)*	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.6 (11)*	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended.

10.7 (22)*	Sybase, Inc. 401(k) Plan, as amended.

10.8 (22)*	Amendment No. 2 to the Sybase, Inc. 401(k) Plan dated December 22, 2005.

10.9 (14)*	Sybase, Inc. 1992 Director Stock Option Plan, as amended.

10.10 (9)*	Sybase, Inc. 2001 Director Stock Option Plan.

Exhibit No.	Description
10.11 (5)*	Executive Deferred Compensation Plan, as amended December 5, 2003.

10.12 (22)*	Amendment No. 1 to the Executive Deferred Compensation Plan, dated November 3, 2005.

10.13 (9)*	Sybase, Inc. 1996 Stock Plan, as amended.

10.14 (21)*	Form of Indemnification Agreement

10.15 (14)*	Form of Amended and Restated Change of Control Agreement (standard version).

10.16 (14)*	Form of Amended and Restated Change of Control Agreement (enhanced version).

10. 17(20)*	Amended and Restated 1991 Employee Stock Purchase Plan, as amended February 2, 2005 and Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended February 2, 2005.

10.18 (14)*	Amended and Restated Employment Agreement between the Company and John S. Chen dated as of June 11, 2001.

10.19 (13)*	Addendum to John Chen Amended and Restated Employment Agreement dated August 20, 2002.

10.20 (18)*	Amended and Restated Sybase, Inc. 1999 Nonstatutory Stock Plan.

10.21 (16)*	InphoMatch, Inc. 2000 Equity Incentive Plan, Mobile 365, Inc. 2004 Equity Incentive Plan and MobileWay, Inc. 2000 Stock Option Plan.

10.22 (17)	Corporate Headquarters Lease, dated January 28, 2000, between the Company and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.23 (14)	Amendment to Corporate Headquarters Lease, dated December 13, 2001, between the Company and WDS-Dublin, LLC.

10.24 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of 401(k) Plan.

10.25 (5)	First Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan, dated as of April 1, 2002.

10.26 (22)	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan, dated as of February 11, 2005.

10.27 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and the Company for administration of the Sybase 401(k) plan.

10.28 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of the Sybase Executive Deferred Compensation Plan.

10.29 (5)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan.

Exhibit No.	Description
10.30 (22)	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan, dated as of February 11, 2005.

10.31 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan.

10.32 (17)*	Financial Fusion, Inc. 2000 Stock Option Plan.

10.33 (14)*	Financial Fusion, Inc. 2001 Stock Option Plan.

10.34 (14)*	iAnywhere Solutions, Inc. Stock Option Plan.

10.35 (14)*	Form of Notice of Grant and Restricted Stock Purchase Agreement.

10.37*	Letter dated February 23, 2007 to John S. Chen regarding 2007 compensation.

10.38 (5)*	Executive Financial Planning and Services Program for Section 16 Officers, effective as of February 5, 2003.

10.39 (5)*	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc., as Amended and Restated as of May 1, 2003.

10.40 (16)*	Amended and Restated Sybase, Inc. 2003 Stock Plan.

10.41*	Letter dated February 26, 2007 to Pieter Van der Vorst regarding 2007 compensation.

10.42*	Letter dated February 26, 2007 to Marty Beard regarding 2007 compensation.

10.43*	Letter dated February 26, 2007 to Raj Nathan regarding 2007 compensation.

10.44*	Letter dated February 26, 2007 to Steve Capelli regarding 2007 compensation.

10.45*	Summary of vesting terms for 2007 grants to Chen, Van der Vorst, Beard, Nathan and Capelli.

10.46 (21)	Purchase Agreement, dated February 15, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.47*	Amendment No. 1 to the Sybase, Inc. 401(k) Plan dated March 28, 2005.

10.48*	Amendment No. 3 to the Sybase, Inc. 401(k) Plan dated August 22, 2006.

10.49*	Amendment No. 4 to the Sybase, Inc. 401(k) Plan dated November 11, 2006.

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24 (23)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management Contract or Compensatory Plan.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed on January 31, 2000.

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-4 filed March 15, 2001.

(3)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(4)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 9, 1994 (file no. 33-75462), as amended by the Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Sybase, Inc., attached as Exhibit 3.3 to Form 8-A filed on August 5, 2002.

(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on February 17, 2005.

(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(10)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (file no. 333-83271) filed July 20, 1999.

(12)	Incorporated by reference to the Exhibits filed with the Schedule 13D the Company filed August 8, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(14)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 20, 1999.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 9, 2006.

(17)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on August 25, 2004.

(19)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on September 9, 2006.

(20)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on July 29, 2005.

(21)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(22)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(23)	Incorporated by reference to the signature page of this Report on Form 10-K.