Form 10-Q
period 2007-03-31
SYBASE INC
filed 2007-05-10
CIK 768262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-16493
SYBASE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-2951005

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
On April 30, 2007, 91,323,847 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

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
Sybase, Adaptive Server Enterprise, Afaria, Avaki, AvantGo, Dejima, Extended Systems, Financial Fusion, iAnywhere, iAnywhere Solutions, Information Anywhere Suite, Mobile 365, OneBridge, PowerBuilder, PowerDesigner, SQL Anywhere, Sybase 365 and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
(In thousands, except share and per share data)	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$413,664	$355,303
Short-term cash investments	247,768	269,612

Total cash, cash equivalents and short-term cash investments	661,432	624,915
Restricted cash	5,958	6,014
Accounts receivable, net	191,145	218,016
Deferred income taxes	6,231	6,224
Prepaid expenses and other current assets	24,828	16,392

Total current assets	889,594	871,561
Long-term cash investments	31,338	12,781
Property, equipment and improvements, net	64,143	66,458
Deferred income taxes	37,865	36,069
Capitalized software, net	71,394	71,179
Goodwill	539,680	540,303
Other purchased intangibles, net	144,820	149,648
Other assets	39,995	39,551

Total assets	$1,818,829	$1,787,550

Current liabilities:
Accounts payable	$24,651	$23,439
Accrued compensation and related expenses	44,730	59,748
Accrued income taxes	7,846	31,364
Other accrued liabilities	94,714	108,436
Deferred revenue	230,751	193,431

Total current liabilities	402,692	416,418
Other liabilities	43,769	44,428
Deferred income taxes	14,569	14,448
Long-term tax liability	25,797	—
Long-term deferred revenue	5,444	3,965
Minority interest	5,179	5,160
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 91,370,664 outstanding (2006-105,337,362 shares issued and 91,281,805 outstanding)	105	105
Additional paid-in capital	983,422	977,672
Accumulated earnings	107,628	92,817
Accumulated other comprehensive income	44,071	40,850
Cost of 13,966,698 shares of treasury stock (2006-14,055,557 shares)	(273,847)	(268,313)

Total stockholders’ equity	861,379	843,131

Total liabilities and stockholders’ equity	$1,818,829	$1,787,550

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Revenues:
License fees	$69,365	$66,888
Services	129,651	128,120
Messaging	31,021	—

Total revenues	230,037	195,008
Costs and expenses:
Cost of license fees	12,753	12,792
Cost of services	38,742	38,352
Cost of messaging	18,889	—
Sales and marketing	64,575	61,355
Product development and engineering	38,753	36,997
General and administrative	31,496	24,987
Amortization of other purchased intangibles	3,410	1,546
Cost of restructure	4	34

Total costs and expenses	208,622	176,063

Operating income	21,415	18,945
Interest income	7,383	8,602
Interest expense and other, net	(2,378)	(2,544)
Minority interest	(20)	—

Income before income taxes	26,400	25,003
Provision for income taxes	11,252	7,751

Net income	$15,148	$17,252

Basic net income per share	$0.17	$0.19

Shares used in computing basic net income per share	91,149	89,637

Diluted net income per share	$0.16	$0.19

Shares used in computing diluted net income per share	93,609	92,041

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Cash and cash equivalents, beginning of year	$355,303	$398,741
Cash flows from operating activities:
Net income	15,148	17,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,810	18,012
Minority interest in income of subsidiaries	20	—
Gain on disposal of assets	(11)	(381)
Deferred income taxes	(1,682)	(1,329)
Stock-based compensation – restricted stock	2,103	1,956
Stock-based compensation – all other	3,647	3,469
Excess tax benefit from stock-based compensation plans	(2,201)	—
Amortization of note issuance costs	492	492
Changes in assets and liabilities:
Accounts receivable	24,331	31,048
Other current assets	(7,700)	(6,273)
Other assets – operating	(919)	(1,589)
Accounts payable	1,212	4
Accrued compensation and related expenses	(15,033)	(14,427)
Accrued income taxes	2,183	(3,678)
Other accrued liabilities	(12,007)	(8,851)
Deferred revenues	38,799	37,083
Other liabilities	(551)	582

Net cash provided by operating activities	69,641	73,370
Cash flows from investing activities:
Decrease in restricted cash	56	66
Purchases of available-for-sale cash investments	(120,761)	(171,467)
Maturities of available-for-sale cash investments	48,400	101,297
Sales of available-for-sale cash investments	75,894	134,618
Business combinations, net of cash acquired	(1,501)	(23)
Purchases of property, equipment and improvements	(4,466)	(4,622)
Proceeds from sale of property, equipment, and improvements	34	2
Capitalized software development costs	(8,438)	(8,542)
(Increase) Decrease in other assets – investing	(18)	1

Net cash provided by (used for) investing activities	(10,800)	51,330
Cash flows from financing activities:
Repayments of long-term obligations	(15)	(14)
Payments on capital lease	(392)	(77)
Net proceeds from the issuance of common stock and reissuance of treasury stock	12,716	5,699
Purchases of treasury stock	(18,588)	(24,665)
Excess tax benefit from stock-based compensation plans	2,201	—

Net cash used for financing activities	(4,078)	(19,057)
Effect of exchange rate changes on cash	3,598	1,519

Net increase in cash and cash equivalents	58,361	107,162

Cash and cash equivalents, end of period	413,664	505,903
Cash investments, end of period	279,106	396,562

Total cash, cash equivalents and cash investments, end of period	$692,770	$902,465

Supplemental disclosures:
Interest paid	$4,394	$5,544
Income taxes paid, net of refunds	$11,294	$9,900
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as described below) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2006 has been prepared from the Company’s audited consolidated financial statements.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for three months ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.
As discussed in Note 11 “Income Taxes”, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Prior to January 1, 2007, the Company followed the guidance of FAS No. 5 in assessing uncertain tax positions. Under FAS No. 5, the Company accrued for uncertain tax positions based on whether an assessment was probable and also estimable. Both before and after the adoption of FIN 48, the Company classifies any interest and penalties associated with these tax positions as income taxes. As a result of adopting FIN 48, the Company did not record any cumulative effect adjustment to the opening balance of retained earnings and additional paid-in-capital.
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At March 31, 2007, an aggregate of 8,122,475 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded on the Company’s results of operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2007	2006
Cost of services	$339	$680
Cost of messaging	186	—
Sales and marketing	1,266	996
Product development and engineering	686	593
General and administrative	3,273	3,156

Stock-based compensation expense included in total costs and expenses	5,750	5,425
Tax benefit related to stock-based compensation expense	(1,415)	(1,595)

Stock-based compensation expense included in net income	$4,335	$3,830

Reduction of net income per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
As of March 31, 2007, there was $45.8 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.4 years.

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Net income	$15,148	$17,252

Basic net income per share	$0.17	$0.19

Shares used in computing basic net income per share	91,149	89,637

Diluted net income per share	$0.16	$0.19

Shares used in computing basic net income per share	91,149	89,637
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,460	2,404

Shares used in computing diluted net income per share	93,609	92,041

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 2.8 million and 5.6 million for the three month periods ended March 31, 2007 and 2006, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive. Shares that may be issued to holders of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price generally would be included in periods in which the average price of the Company’s common stock exceeds $25.22 per share, the initial conversion price. The computation of diluted net income per share excludes the impact of a conversion value excess as the conversion requirements have not yet been met. See Note 10 — Convertible Subordinated Notes.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Net income	$15,148	$17,252
Foreign currency translation gains	3,077	1,982
Unrealized gains/(losses) on marketable securities	144	(373)

Comprehensive income	$18,369	$18,861

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
5. Segment Information. Through the third quarter of 2006, the Company was organized into two separate reportable business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; and iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions. On November 8, 2006, the Company acquired Mobile 365, Inc. which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS and multimedia messaging services or MMS. Beginning in the fourth quarter of 2006, the results of Mobile 365, Inc. were included in the Company’s new reportable business segment Sybase 365 (SY365). There were no changes to the IPG and iAS segments.
Sybase’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Sybase business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses, primarily stock based compensation expense. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses or savings; interest income, interest expense and other, net; the provision for income taxes, and minority interests are not broken out by segment. Sybase does not account for, or report to the CEO, assets or capital expenditures by segment.
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three month periods ended March 31, 2007 and 2006 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the three months ended March 31, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$48,315	$21	$14	—	$48,350
Mobile and Embedded	6,639	14,376	—	—	21,015

Subtotal license fees	54,954	14,397	14	—	69,365
Intersegment license revenues	32	5,536	—	(5,568)	—

Total license fees	54,986	19,933	14	(5,568)	69,365
Services
Direct service revenue	118,383	11,268	—	—	129,651
Intersegment service revenues	27	6,783	—	(6,810)	—

Total services	118,410	18,051	—	(6,810)	129,651
Messaging	—	—	31,021	—	31,021

Total revenues	173,396	37,984	31,035	(12,378)	230,037
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	144,118	34,110	29,977	(12,378)	195,827

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	29,278	3,874	1,058	—	34,210
Amortization of other purchased intangibles	527	1,046	1,837	—	3,410
Amortization of purchased technology	402	2,003	916	—	3,321

Operating income (loss) before cost of restructure and unallocated costs	28,349	825	(1,695)	—	27,479
Cost of restructure – 2007 Activity	4	—	—	—	4

Operating income (loss) before unallocated costs	28,345	825	(1,695)	—	27,475
Unallocated costs					6,060

Operating income					21,415
Interest income, interest expense and other, net					5,005
Minority interest					(20)

Income before income taxes					$26,400
A summary of the segment financial information reported to the CEO for the three months ended March 31, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$44,175	$39	—	$44,214
Mobile and Embedded	5,253	17,421	—	22,674

Subtotal license fees	49,428	17,460	—	66,888
Intersegment license revenues	22	4,348	(4,370)	—

Total license fees	49,450	21,808	(4,370)	66,888
Services
Direct service revenue	116,837	11,283	—	128,120
Intersegment service revenues	49	6,137	(6,186)	—

Total services	116,886	17,420	(6,186)	128,120

Total revenues	166,336	39,228	(10,556)	195,008
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	143,712	34,135	(10,556)	167,291

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	22,624	5,093	—	27,717
Amortization of other purchased intangibles	500	1,046	—	1,546
Amortization of purchased technology	483	1,964	—	2,447

Operating income before cost of restructure and unallocated costs	21,641	2,083	—	23,724
Cost of restructure – 2006 Activity	34	—	—	34

Operating income before unallocated costs	21,607	2,083	—	23,690
Unallocated costs				4,745

Operating income				18,945
Interest income, interest expense and other, net				6,058

Income before income taxes				$25,003

6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2007	$96,186	$110,408	$333,709	$540,303
Reduction in goodwill recorded on Mobile 365 acquisition	—	—	(767)	(767)
Foreign currency translation adjustments & other	139	5	—	144

Balance at March 31,2007	$96,325	$110,413	$332,942	$539,680

On November 8, 2006, the Company completed its acquisition of Mobile 365, Inc, a privately held mobile messaging and content delivery company for approximately $416.0 million in cash and $2.3 million in additional purchase related costs.
The estimated excess of the purchase price over the fair value of the net tangible assets acquired is approximately $411.0 million. Of the estimated $411.0 million excess, $25.2 million was allocated to developed existing technology, $50.7 million was allocated to customer contracts and relationships, and $335.1 million was initially allocated to goodwill. These amounts are subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent on the filing of Mobile 365’s final tax returns.
The following table reflects the carrying amount and accumulated amortization of intangible assets:

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$164,064	$(98,528)	$65,536	$163,333	$(95,193)	$68,140
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(85)	234	319	(59)	260
Customer lists	99,495	(27,545)	71,950	98,289	(24,141)	74,148

Totals	$270,978	$(126,158)	$144,820	$269,041	$(119,393)	$149,648

The amortization expense on these intangible assets for the three months ended March 31, 2007 was $6.7 million, of which $2.4 million was included within “cost of license fees” and $0.9 million was included within “cost of messaging” on the Company’s income statement for the three months ended March 31, 2007. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2007	$26,780
2008	26,663
2009	26,271
2010	23,836
2011	18,326
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
For a discussion of risks related to intellectual property rights and certain pending intellectual property litigation, see “Future Operating Results – If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete,” Part II, Item 1(A).
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
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. During the first three months of 2007, the Company repurchased 0.7 million shares at a cost of approximately $18.6 million under the stock repurchase program. From the program’s inception through March 31, 2007, the Company has used an aggregate total of $618.8 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 36.7 million shares.
9. Restructuring.
The Company embarked on restructuring activities in 2004, 2003, 2002 and 2001 (the 2004, 2003, 2002 and 2001 Plans, respectively) as a means of managing its operating expenses. In addition, the company recognized certain restructuring liabilities as part of its Mobile 365 acquisition in 2006 and its AvantGo acquisition in 2003. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which information is incorporated here by reference.
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in millions)	Lease Cancellations / Commitments and Other
Restructuring plan	2004	2003	2002	2001	Mobile 365	AvantGo
Accrued liabilities at December 31, 2006	$4.2	$0.2	$8.3	$2.0	$1.3	$0.9
Amounts paid	(0.3)	(0.1)	(0.8)	(0.3)	—	(0.2)

Accrued liabilities at March 31, 2007	$3.9	$0.1	$7.5	$1.7	$1.3	$0.7

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
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million for the three months ended March 31, 2007 and 2006, excluding amortization of debt issuance costs totaling $0.5 million for the three months ended March 31, 2007 and 2006.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at March 31, 2007. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. Unamortized offering fees and expenses were $5.6 million and $6.1 million at March 31, 2007 and December 31, 2006, respectively.
11. Income Taxes. The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As of that date, the Company had $44 million of unrecognized tax benefits, $43 million of which, if recognized, would affect the Company’s effective tax rate if the tax benefits are subsequently realized. As of January 1, 2007, the Company had $3 million of accrued interest included in the $44 million of unrecognized tax benefits.
Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, the Company believes none have a reasonable possibility of significantly increasing or decreasing the total amount of unrecognized tax benefits during 2007 or for the next 12 month period.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2002. The Company is no longer subject to Canadian income tax examination for years before 1999. Income tax returns filed in certain state and foreign jurisdictions are under examination.
12. Recent Accounting Pronouncements.
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
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” FAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of FAS 159 will have on our financial position, results of operations or cash flows.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Significant changes since our most recent Annual Report on Form 10-K in the Critical Accounting Policies and Estimates as we believe it is important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that begins with an overview followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see Item 1A in Part II of this Quarterly Report on Form 10-Q for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Item 1 and our Annual Report on Form 10-K for the year ended December 31, 2006.
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365, Inc.), a privately held mobile messaging and content delivery company for approximately $418.3 million. Total revenues and operating loss of Mobile 365 for the three month period ended March 31, 2007, were $31.0 million and $1.7 million, respectively.
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
During the fourth quarter of 2006 we expanded our reach by acquiring Mobile 365, a privately-held global provider of mobile messaging and premium content delivery and value added services. Mobile 365 extends our Unwired Enterprise strategy with the addition of two new enterprise channels—leading mobile operators and content providers—and an extensive, operator-grade network with connections to approximately 700 mobile operators around the world. Through Mobile 365’s global footprint, Sybase enables enterprises to deliver data and applications to over 70% of the world’s mobile subscriber population. Mobile 365 operates as a separate business unit, renamed Sybase 365.
Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and Sybase 365, which provides global services for mobile messaging interoperability and the management and distribution of mobile content. For further discussion of our business segments, see Condensed Consolidated Financial Statements, Note Five — Segment Information, Part I, Item 1.

Our Results
We reported total revenues of $230.0 million for the three months ended March 31, 2007, which represented a $35.0 million (18 percent) increase from total revenues of $195.0 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to the mobile messaging services of Sybase 365 which contributed revenue of $31.0 million in the quarter. A $7.1 million (4 percent) increase in IPG revenues also contributed to this increase offset by a $1.2 million (3 percent) decline to total iAS revenues.
The IPG revenue increase was largely attributable to an 11 percent increase in license revenue. The majority of the increase was related to a 17 percent increase in license revenues from our enterprise database products. We expect this segment to continue to grow for the remainder of the year aided by the momentum from our IQ analytics server and ongoing adoption of our latest Enterprise Server product by new and existing customers.
The iAS revenue decline was due to a $1.9 million (9 percent) decrease in license revenue offset somewhat by a $0.7 million (4 percent) increase in service revenue. The decline in iAS license revenues was largely attributable to a 7 percent decrease in revenues associated with our SQL Anywhere product. Going forward, however, we believe our iAS revenues will meet or exceed market growth rates this year as our Unwired Enterprise initiative continues to gain momentum.
With respect to Sybase 365, we expect that the increase in messaging volume including triple digit percentage increases in multi-media messaging traffic, will continue to drive Sybase 365 messaging revenues upward.
We reported net income of $15.1 million for the first quarter of 2007, compared to net income of $17.3 million for the same period last year. The decline in net income was associated with a reduction in interest income attributable to the cash used in the purchase of Mobile 365 and an increase in the income tax provision offsetting an increase in operating income. Our operating margin for the first quarter of 2007 was 9.3 percent compared to 9.7 percent for the same period in 2006. Before inclusion of the results of Sybase 365 our operating margin for the first quarter of 2007 was 11.6 percent compared to 9.7 percent for the same period in 2006.
Our overall financial position remains strong. During the first quarter we generated net cash from operating activities of $69.6 million, and had $698.7 million in cash, cash equivalents and cash investments (including restricted cash) at March 31, 2007. Our days sales outstanding in accounts receivable was 75 days for the quarter ended March 31, 2007 compared to 68 days for the quarter ended March 31, 2006. The increase in days sales outstanding at March 31, 2007 was attributable to the Mobile 365 business purchased in the fourth quarter of 2006. Due to the nature of its business and certain net revenue models under which receivable balances are generated without corresponding revenue, the Sybase 365 segment has, and is expected to retain, a higher DSO than those of the historical Sybase business.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results,” above.
Business Trends
Overall, the IT spending patterns we are witnessing support our view that fiscally cautious customers generally are continuing to purchase products and services based more on present need and less on fulfilling anticipated future needs. We do, however, see a growing pipeline associated with extending enterprise level data to handheld devices. We believe this development supports and validates our Unwired Enterprise initiative, and that our execution around these opportunities will drive short and long term revenue growth.
The environment for new sales of enterprise infrastructure software primarily sold by our IPG segment is limited by a maturing enterprise infrastructure software market which moderates the growth potential for this segment. We have noted, however, an improving pipeline for enterprise infrastructure products especially continued high demand for our Adaptive Server® Enterprise (ASE) 15.0, which was released in the third quarter of 2005. During the quarter we added 235 new ASE customers.
We continue to see greater customer willingness to invest resources on new data integration initiatives and analytic solutions. These solutions contributed to a year over year increases of 42 percent in license revenue from these products during the first quarter. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.

We are also very encouraged by the progress we have made with our IBM relationships. For all of 2006 and thus far for 2007, our fastest-growing platform was Linux on the IBM p-Series. The growth of Sybase database revenues on the IBM platform are running at approximately two times the six percent industry growth rate. Additionally, we were recently named IBM’s outstanding ISV Innovation Partner for 2006 and the joint Sybase/IBM business intelligence campaign was rated by IBM as their number-one business campaign.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. We continue to note a slowdown in the mobile middleware market consistent with broader market trends for these products. We believe some of the slowdown resulted from recent product cycle introductions which in our case included shipping our OneBridge® 5.5, Afaria® 5.5 and Information Anywhere® Suite Products in late November or early December of 2006. We believe that for the remainder of 2007 we are beginning a strong product cycle with our refreshed iAnywhere product platform that will lead to future growth in the iAS segment at or above market rates.
With respect to the market for messaging services sold by our Sybase 365 segment, we believe that our inter-carrier messaging business will see further increases in revenue driven by continuing growth in Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and the acquisition of new carriers, especially in new territories. We also believe that enterprises, brands and content providers will focus more of their business towards mobile messaging as an inexpensive means of interacting with their customers on a real time basis. This in turn will drive further growth in our application messaging business. To handle this demand, we plan to expand our data center capacity and disaster-recovery capabilities, add connectors from our new customers to our network and develop new services. In the second quarter this may result in a decline in Sybase 365’s operating margin, although we believe operating margins will increase in the later half of the year.
Moving forward we will continue to manage our operating margin, pursue synergies between our software and messaging businesses, and aggressively pursue our Unwired Enterprise initiative and strategic alliances with key partners.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Accounting for Income Taxes” below, we believe that during the first three months of 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
•	Accounting for Income Taxes
As discussed in Note 11 “Income Taxes”, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Prior to January 1, 2007, we followed the guidance of FAS No. 5 in assessing uncertain tax positions. Under FAS No. 5, we accrued for uncertain tax positions based on whether an assessment was probable and also estimable. Both before and after the adoption of FIN 48, we classify any interest and penalties associated with these tax positions as income taxes. As a result of adopting FIN 48, we did not record any cumulative effect adjustment to the opening balance of retained earnings and additional paid-in-capital. As of January 1, 2007 we had $44 million of unrecognized tax benefits, $43 million of which, if recognized, would affect our effective tax rate if the tax benefits are subsequently realized. As of January 1, 2007, we had $3 million of accrued interest included in the $44 million of unrecognized tax benefits.
Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, we believe none have a reasonable possibility of significantly increasing or decreasing the total amount of unrecognized tax benefits during 2007 or for the next 12 months.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
SFAS 157, “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning June 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS 157, “Fair Value Measurements,” and FAS 107, “Disclosures about Fair Value of Financial Instruments.” FAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of FAS 159 will have on our financial position, results of operations or cash flows.

Results of Operations
Revenues
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2007	2006	Change
License fees by segment:
IPG	$55.0	$49.5	11%
IAS	19.9	21.8	(9%)
SY365	0.0	—	*
Eliminations	(5.5)	(4.4)	25%

Total license fees	$69.4	$66.9	4%

Percentage of total revenues	30%	34%
Services by segment:
IPG	$118.4	$116.9	1%
IAS	18.0	17.4	3%
Eliminations	(6.8)	(6.2)	10%

Total services	$129.6	$128.1	1%

Percentage of total revenues	56%	66%
Messaging by segment:
SY365	$31.0	—	*

Total messaging	$31.0	—	*

Percentage of total revenues	14%	—	*
Total revenues	$230.0	$195.0	18%

*	Not meaningful
License revenues increased 4 percent for the three months ended March 31, 2007 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to a $5.5 million (11 percent) increase in IPG license revenues offset by a $1.9 million (9 percent) decrease in iAS license revenues. The increase in IPG license revenues was driven by a 94 percent increase in the IQ datawarehouse and a 5 percent increase in revenues from our Adaptive Server Enterprise product line. The decrease in iAS license revenues was largely attributable to a 7 percent decrease in revenue associated with our SQL Anywhere® product.
Segment license and service revenues include transactions between the segments. The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction. iAS then records intercompany revenue and continues to bear the cost of providing the product or service. The excess of the revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. The total transfers between the segments are captured in “Eliminations.”
Total services revenues (which include technical support, professional services and education) increased $1.5 million (1 percent) for the three months ended March 31, 2007 compared to the same period in 2006. For the first quarter of 2007 the increase in services revenues was primarily due to a $0.6 million (7 percent) increase in iAS service revenues and a $1.5 million (1 percent) increase in IPG service revenues, primarily technical support revenues. These increases were partially offset by declines in professional services revenues.
Total technical support revenues increased $2.3 million (2 percent) for the three months ended March 31, 2007, compared to the same period in 2006. Technical support revenues comprised approximately 79 percent of total services revenues for the three months ended March 31, 2007, compared to 78 percent of total service revenues for the three months ended 2006. Deferred revenues relate principally to technical support revenues and increased $4.5 million (2 percent) for the three months ended March 31, 2007, compared to the same period in 2006.
Professional services and education revenues decreased 3 percent the three month period ended March 31, 2007 compared to the same period in 2006. This decrease was primarily attributable to a $0.5 million (36 percent) decline in iAS professional services revenues and a $0.4 million (2 percent) decrease in IPG professional services.
Messaging revenues earned in the three months ended March 31, 2007 were $31.0 million resulting from the acquisition of Mobile 365 in November 2006. Messaging fees consist primarily of revenues earned from the provision of inter-carrier messaging (SMS and MMS), premium content delivery and settlement, and enterprise messaging services to wireless operators, brands, content providers and enterprises.

Geographical Revenues
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2007	2006	Change
North American	$124.0	$113.2	10%
Percentage of total revenues	54%	58%
Total Outside North America	$106.0	$81.8	30%
Percentage of total revenues	46%	42%
International: EMEA (Europe, Middle East and Africa)	$71.8	$55.2	30%
Percentage of total revenues	31%	28%
Intercontinental: (Asia Pacific and Latin America)	$34.2	$26.6	29%
Percentage of total revenues	15%	14%
Total revenues	$230.0	$195.0	18%
North American revenues (United States, Canada and Mexico) increased $10.8 million (10 percent) for the three months ended March 31, 2007 compared to the same period last year. The increase was primarily due to the $11.1 million inclusion of Sybase 365’s messaging revenues partially offset by a $1.2 million (4 percent) decrease in license revenues from products included in the IPG segment. The messaging revenues are attributable to our November 2006 acquisition of Mobile 365.
International revenues comprised 46 percent and 42 percent of total revenues for the three months ended March 31, 2007 and 2006, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended March 31, 2007 increased $16.6 million (30 percent) compared to the three months ended March 31, 2006. The increase was primarily due to the $15.7 million inclusion of Sybase 365’s messaging revenues and a $2.1 million (6 percent) increase in service revenues. Messaging revenues in France, UK and Germany and IPG license revenue increases in Germany and UK contributed most to the overall increase in the first quarter of 2007.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended March 31, 2007 increased $7.6 million (29 percent) compared to the three months ended March 31, 2006. The increase was primarily attributable to the $4.2 million inclusion of Sybase 365’s messaging revenues and a $4.2 million increase in license revenues from IPG products, partially offset by a $0.6 million decrease in mobility products. IPG license revenue increases in India and Brazil and messaging revenues in Singapore and Australia contributed most to the overall increase in the first quarter of 2007.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended March 31, 2007, foreign currency exchange rate changes from the same period last year resulted in a $5.4 million (3 percent) increase in our revenues and a $3.6 million (2 percent) increase in our operating expenses. The change for the comparable periods was primarily due to the weakness in the U.S. dollar against certain European and Intercontinental currencies
Our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Additionally, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets could result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see “Quantitative and Qualitative Disclosures of Market Risk,” Part I, Item 3 and “Future Operating Results,” Part II, Item 1(A).

Costs and Expenses
(Dollars in millions)

	Three Months ended March 31,
					Percent
	2007		2006		Change
Cost of license fees		$12.8		$12.8	*
Percentage of license fees revenues		18%		19%
Cost of services		$38.7		$38.4	1%
Percentage of services revenues		30%		30%
Cost of messaging		$18.9		—	*
Percentage of messaging revenues		61%		—
Sales and marketing		$64.6		$61.4	5%
Percentage of total revenues		28%		31%
Product development and engineering		$38.8		$37.0	5%
Percentage of total revenues		17%		19%
General and administrative		$31.5		$25.0	26%
Percentage of total revenues		14%		13%
Amortization of other purchased intangibles		$3.4		$1.5	127%
Percentage of total revenues		1%		1%
Cost of restructure	$	*	$	*	*
Percentage of total revenues		*		*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $12.8 million for the three months ended March 31, 2007 and March 31, 2006. Such costs were 18 percent and 19 percent of license revenues for the three months ended March 31, 2007 and 2006, respectively. The amortization of capitalized software costs was $8.2 million and $7.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase in capitalized software amortization for the three months ended March 31, 2007 was due to SQL Anywhere 10.0 and ASE 15.0.1. The amortization of purchased technology was $2.4 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in amortization of purchased technology for the three months ended march 31, 2007 was not significant.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs were $38.4 million for the three months ended March 31, 2007 as compared to $38.7 million for the same period in 2006. These costs were 30 percent of services revenues for both the three months ended March 31, 2007 and 2006. The increase in cost of services in absolute dollars for the three months ended March 31, 2007 compared to the same period in 2006 is 1 percent.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks and amounts payable to content providers; (2) fully burdened cost of personnel who manage and monitor network datacenters; and (3) depreciation, fees and other costs associated with the network datacenters. Costs of messaging for the three months ended March 31, 2007 totaled $18.9 million.
Sales and Marketing. Sales and marketing expenses increased to $64.6 million for the three months ended March 31, 2007 as compared to $61.4 million for the same period last year. These costs were 28 percent of total revenues for the three month period ended March 31, 2007 and 31 percent of total revenues for the same period in 2006. The increase in sales and marketing expenses in absolute dollars and the decrease in costs as a percentage of revenues for the three months ended March 31, 2007 was primarily due the Mobile 365 acquisition in November of 2006.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) increased to $38.8 million for the three months ended March 31, 2007 compared to $37.0 million for the same period last year. These costs were 17 percent of total revenues for the three months ended March 31, 2007 as compared to 19 percent for the three month period ended March 31, 2006. The increase in product development and engineering costs in absolute dollars for the three months ended March 31, 2007 is primarily due to a decrease in capitalized software costs. The capitalized software costs decreased due to the completion of the SQL Anywhere 10.0 project in iAS during the third quarter of 2006. An increase in payroll and related costs associated with increases in headcount and the acquisition of Mobile 365 also contributed to the increase spending. The decrease in costs as a percentage of revenues was primarily due to the inclusion of Mobile 365, revenues and product development expenses.
We capitalized approximately $8.3 million of software development costs for the three months ended March 31, 2007 compared to

$10.3 million for the three and months ended March 31, 2006. For the three months ended March 31, 2007, capitalized software costs included costs incurred for the development of the Adaptive Server Enterprise 15.0.2 and 15.1, PowerBuilder® 11.0, PowerDesigner® 12.5 and Workspace 1.7. For the three months ended March 31, 2006 capitalized software costs included costs incurred for the development of Workspace 1.X, ASE 15.0.1, SQL Anywhere 10.0, ASE 15.1, PowerBuilder 11.0 and Unwired Accelerator 8.0.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses include IT, legal, business operations, finance, human resources and administrative functions, and were $31.5 million for the three months ended March 31, 2007 compared to $25.0 million for the three months ended March 31, 2006. These costs represented 14 and 13 percent of total revenues for the three months ended March 31, 2007 and 2006, respectively. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues for the three months ended March 31, 2007 was primarily attributable to the purchase of Mobile 365 in November of 2006.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer list associated with the acquisition in 2000 of Home Financial Network, Inc, the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, the amortization of the established customer list and other intangible assets associated with our acquisition of Extended Systems in 2005 and Mobile 365 in November of 2006.
Cost of Restructure. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses, and recorded acquisition related liabilities when we acquired Mobile 365 and AvantGo. See Note 9 to Condensed Consolidated Financial Statements
Operating Income
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2007	2006	Change
Operating income by segment:
IPG	$28.3	$21.6	31%
IAS	0.8	2.1	(62%)
SY365	(1.7)	—	*
Unallocated costs	(6.0)	(4.8)	25%

Total operating income:	$21.4	$18.9	13%

Percentage of total revenues	9%	10%

*	Not meaningful
Operating income was $21.4 million for the three months ended March 31, 2007 compared to operating income of $18.9 million for the three months ended March 31, 2006. The increase in operating income for the three months ended March 31, 2007 is primarily due to the various factors discussed under “Revenues,” “Geographical Revenues” and “Costs and Expenses,” above.
Operating margin was 9 percent for the three months ended march 31, 2007 compared to 10 percent for the three months ended March 31, 2006. The decrease in operating margin relates to the net change in operating margins for the IPG and iAS segments together with the inclusion of the new Sybase 365 segment. Before inclusion of the results of Sybase 365 our operating margin for the first quarter of 2007 was 11.6 percent compare to 9.7 percent for the same period in 2006. The operating margin for the IPG segment was 16.3 percent for the three months ended March 31, 2007 compared to 13.0 percent for the three months ended March 31, 2006. The increase in operating income in the IPG segment for the three months ended March 31, 2007 was primarily due to the increase in revenues, while operating expenses remained relatively unchanged. The IPG revenue increase was largely attributable to an 11 percent increase in license revenues, primarily a 17 percent increase in license revenues from our enterprise database products.. The operating margin for the iAS segment was 2.2 percent for the three months ended March 31, 2007 compared to 5.3 percent for the same period in 2006. The decrease in operating income for the iAS segment was primarily due to a decrease in license revenues of 9 percent. The operating loss for the Sybase 365 segment of $1.7 million is associated with our acquisition of Mobile 365 in November 2006.
During the three months ended March 31, 2007, foreign currency exchange rate changes from the same period last year resulted in a $5.4 million (3 percent) increase in our revenues and a $3.6 million (2 percent) increase in our operating expenses.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three month period ended March 31, 2007 consisted primarily of stock-based compensation expenses.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2007	2006	Change
Interest income	$7.4	$8.6	(14%)
Percentage of total revenues	3%	4%
Interest expense and other, net	$(2.4)	$(2.5)	(4%)
Percentage of total revenues	(1%)	(1%)
Minority interest	*	—	*
Percentage of total revenues	*	—

*	Not meaningful
Interest income decreased to $7.4 million for the three months ended March 31, 2007 compared to $8.6 million for the same period last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three month period in 2007 is primarily due to the decrease in the cash balances invested partially offset by an increase in the effective interest rates. During the three month period ended March 31, 2007, our invested cash balances decreased as a result of cash used in our purchase of Mobile 365 in November of 2006.
Interest expense and other, net, primarily includes: interest expense on convertible subordinated notes which bear interest at 1.75 percent; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. Interest expense and other, net was an expense of $2.4 million for the three months ended March 31, 2007 compared to an expense of $2.5 million for the three months ended March 31, 2006.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2007	2006	Change
Provision for income taxes	$11.3	$7.8	45%
For the three months ended March 31, 2007, the income tax provision was recorded at a rate of approximately 42.6 percent of income before taxes. Our effective tax rate differed from the statutory rate of 35 percent primarily due to the impact of state taxes, the inclusion of additional tax reserves relating mainly to the deductibility of certain expenses and foreign transfer pricing exposures, offset somewhat by the deferral of certain low-taxed foreign source income and expected utilization of research credits and foreign tax credits which previously carried a valuation allowance. The tax reserve for the deductibility of certain expenses resulting from liquidating several foreign subsidiaries was the primary difference between the 42.6 percent tax rate for the three months ending March 31, 2007 and the 31 percent tax rate for the period ending March 31, 2006.
In the same period a year ago, the income tax provision was recorded at a rate of 31 percent of income before taxes. Our effective tax rate differed from the statutory tax rate primarily due to the expected utilization of foreign tax credits which previously carried a full valuation allowance, and the deferral of certain low-tax foreign source earnings offset somewhat by the impact of state taxes and the addition of additional tax reserves relating mainly to foreign transfer pricing exposures. See Condensed Consolidated Financial Statements, Note 11 – Income Taxes.

Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three Months ended March 31,
			Percent
	2007	2006	Change
Net income	$15.1	$17.3	(13%)
Percentage of total revenues	7%	9%
Basic net income per share	$0.17	$0.19	(12%)
Diluted net income per share	$0.16	$0.19	(16%)
Shares used in computing basic net income per share	91.1	89.6	1%
Shares used in computing diluted net income per share	93.6	92.0	2%
We reported net income of $15.1 million for the three months ended March 31, 2007 compared to net income of $17.3 million for the same period last year. The decrease in net income for the three months ended March 31, 2007 is due to the various factors discussed above.
Basic net income per share was $0.17 for the three months ended March 31, 2007 as compared to $0.19 for the same period in 2006. Diluted net income per share was $0.16 for the three months ended March 31, 2007 as compared to $0.19 for the same period in 2006.
Shares used in computing basic and diluted net income per share increased 1 percent and 2 percent, respectively, for the three months ended March 31, 2007 as compared to the same period in 2006. The increases were due primarily to the exercises of employee stock options offset by shares repurchased under our stock repurchase program.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $25.22 per share, the initial conversion price. For the three month periods ended March 31, 2006 and 2007 our average share price did not exceed $25.22 and accordingly such shares are not included in the calculation of diluted earnings per share. If such shares were dilutive and included in the shares used in computing the dilutive earnings per share, our diluted shares would be greater and our earnings per share amounts could be less. For example, if during the three month period ended March 31, 2007 our average share price was $26.22, or $1.00 greater than the $25.22 initial conversion amount, our diluted shares outstanding would have increased by .7 million which would not have caused a change in our reported diluted earnings per share for the three months ended March 31, 2007. See Condensed Consolidated Financial Statements, Note 10 — Convertible Subordinated Notes.
Liquidity and Capital Resources
(Dollars in millions)

	Three Months Ended
	March 31,
			Percent
	2007	2006	Change
Working capital	$486.9	$614.3	(21%)
Cash, cash equivalents and cash investments	$692.8	$902.5	(23%)
Net cash provided by operating activities	$69.6	$73.4	(5%)
Net cash provided by (used for) investing activities	$(10.8)	$51.3	*
Net cash used for financing activities	$4.1	$19.1	(79%)

*	Not meaningful
At March 31, 2007 our cash, cash equivalents and cash investments, excluding restricted cash totaled $692.8 million, a $55 million increase from December 31, 2006. We generated $69.6 million in cash from operations during that period. Our days sales outstanding in accounts receivable was 75 days for the quarter ended March 31, 2007 compared to 63 days for the quarter ended March 31, 2006. The increase in days sales outstanding was primarily attributable to the Mobile 365 business purchased in the fourth quarter of 2006. We expect the Mobile 365 business to continue to cause increases in our days sales outstanding in the future largely due to the recognition of certain revenues on a net basis and the nature of their business.
Net cash used for investing activities was $10.8 million for the three months ended March 31, 2007 compared to a $51.3 million source of cash for the three months ended March 31, 2006. The shift from net cash provided by investing activities to net cash used for investing activities is primarily due to lower maturities and sales of cash investments during the three months ended March 31, 2007.
Net cash used for financing activities decreased to $4.1 million for the three months ended March 31, 2007 compared to $19.1 million for the three months ended March 31, 2006. The decrease in cash used for financing activities is primarily due to a $7.0 million increase in the net proceeds from the issuance of common stock related to the exercise of employee stock options and a decrease in the purchase of treasury stock to $18.6 million in the first quarter of 2007 compared to $24.7 million in the first quarter of 2006.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through March 31, 2007, aggregate amounts purchased under the Stock Repurchase Program totaled $743.8 million. During the three months ended March 31, 2007, we repurchased 0.7 million shares at a cost of $18.6 million compared to 1.1 million shares at a cost of $24.7 million during the three months ended March 31, 2006
On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $231.2 million remained available in the Stock Repurchase Program at March 31, 2007.
Liabilities for uncertain tax positions totaled $25.8 million at March 31, 2006. These liabilities have been classified as non-current as we do not reasonably estimate payment of these liabilities, if at all, within one year. Other than this one year period, however, we cannot make reasonably reliable estimates of the period of payment if any.
There have been no significant changes to the other contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
At March 31, 2007 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and investments to fund such activities in the future.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2007, we had identifiable net assets totaling $198.8 million associated with our European operations and $87.6 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as more fully described on Page 2 of this Report.
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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. We do not currently enter into forward contracts or other similar instruments to hedge against foreign exchange exposures created by intercompany messaging revenues and expenses associated with the business of Mobile 365. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2007 was immaterial to our consolidated financial statements. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our intercompany messaging revenues and expenses and other activities will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at March 31, 2007 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at March 31, 2007 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For example, on November 8, 2006 we acquired Mobile 365, Inc., a Delaware company, in an all cash transaction. The purchase price of $418.3 million is comprised of $416.0 million in cash and $2.3 million in additional purchase related costs and is subject to adjustment based on Mobile 365’s final working capital as of the closing date. Net of acquired cash, the transaction is valued at approximately $394.9 million.
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
We may not achieve the desired benefits of our Mobile 365 or other acquisitions and investments. Acquisitions may not further our business strategy or we may pay more for acquired companies or assets than they are worth. Further, such companies may have limited infrastructure and systems of internal controls. In addition, for portions of the first year after acquisition, acquired companies may not be subject to our established system of internal control or subject to internal control testing by internal and external auditors.
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
Under Statement of Financial Accounting Standard No. 142 we no longer amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of March 31, 2007, we had approximately $539.7 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
Our revenues and operating results depend on the overall demand for our products and services. In part due to improvements in the worldwide economy, our revenues for the quarter ending March 31, 2007 exceeded revenues for the quarter ending March 31, 2006. If the U.S. and worldwide economies do not continue their growth patterns, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.

We currently derive a significant portion of our license revenues from sales of our IPG and iAS products and services through non-exclusive distribution channels, including strategic partners, systems integrators (SIs), original equipment manufacturers (OEMs) and value-added resellers (VARs). We generally anticipate that sales of our products through these channels will account for a substantial portion of our software license revenues in the foreseeable future. Because most of our channel relationships are non-exclusive, there is a risk that some or all of them could promote or sell our competitors’ products instead of ours, or that they will be unwilling or unable to effectively sell new products that we may introduce. Additionally, if we are unable to expand our indirect channels, or these indirect channels fail to generate significant revenues in the future, our business could be harmed.
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

Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $119 million through March 31, 2007. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first quarter of 2007, revenues outside North America represented 46 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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
As of March 31, 2007, we had identified net assets totaling $198.8 million associated with our EMEA operations, and $87.6 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
We adopted Share-Based Payment Statement 123(R), or SFAS 123 (R) requiring companies to measure compensation cost for all share-based payments at fair value beginning January 1, 2006. This resulted in $9.8 million of share-based compensation expense net of income tax benefit for stock options and stock appreciation rights recorded during 2006. The actual effects of SFAS 123(R) depend on numerous factors including the assumptions used for the Black Scholes value model including expected volatility, term, and forfeiture rates, and the timing and amount of future share-based payments to employees.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2007, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2006)	Purchased (#)	($)	Programs (#)	or Programs ($)
January 1 - 31	—	—	—	—
February 1 – 28	558,336	$25.61	558,336	$235,498,000
March 1 – 31	171,300	25.05	171,300	231,207,000

Total	729,636	$25.48	729,636	$231,207,000

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5: OTHER INFORMATION
On May 9, 2007, the Company’s Board of Directors approved an increase in the additional annual retainer for the Compensation Committee chairperson from $8,500 annually to $10,000 annually. This increase will effective on July 1, 2007. Other than this change, the compensation paid to the Company’s non-employee directors remains at the levels disclosed under “Non-Employee Director Compensation” in the Company’s Proxy Statement, which was mailed to the Company’s stockholders on April 30, 2007.
On May 9, 2007, the Compensation Committee of the Company’s Board of Directors amended the tax advisory services benefit for the Company’s executive officers (other than the CEO). Effective for tax services provided for the 2007 tax year, the Compensation Committee placed a $10,000 annual cap on this benefit and determined that this benefit will not be grossed up for tax purposes. Previously this benefit was uncapped and was grossed up for tax purposes.
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

May 9, 2007	SYBASE, INC.
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