Form 10-Q
period 2007-06-30
SYBASE INC
filed 2007-08-09
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-16493
SYBASE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-2951005

(State of Incorporation)	(I.R.S. Employer Identification No.)
One Sybase Drive, Dublin, California 94568

(Address of principal executive offices)(Zip Code)
(925) 236-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.        Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On July 31, 2007, 90,119,191 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include the performance of the global economy and growth in software industry sales; market acceptance of the Company’s products and services; customer and industry analyst perception of the Company and its technology vision and future prospects; shifts in our business strategy; interoperability of our products with other software products; the success of certain business combinations engaged in by us or by competitors; political unrest or acts of war; possible disruptive effects of organizational or personnel changes; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Overview,” and “MD&A — Future Operating Results,” Part I, Item 2 of this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
(In thousands, except share and per share data)	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$436,803	$355,303
Short-term cash investments	220,955	269,612

Total cash, cash equivalents and short-term cash investments	657,758	624,915
Restricted cash	6,024	6,014
Accounts receivable, net	196,704	218,016
Deferred income taxes	6,242	6,224
Prepaid expenses and other current assets	32,857	16,392

Total current assets	899,585	871,561
Long-term cash investments	45,303	12,781
Property, equipment and improvements, net	64,639	66,458
Deferred income taxes	38,083	36,069
Capitalized software, net	72,006	71,179
Goodwill	540,709	540,303
Other purchased intangibles, net	138,538	149,648
Other assets	36,615	39,551

Total assets	$1,835,478	$1,787,550

Current liabilities:
Accounts payable	$22,735	$23,439
Accrued compensation and related expenses	50,403	59,748
Accrued income taxes	14,156	31,364
Other accrued liabilities	110,913	108,436
Deferred revenue	213,792	193,431

Total current liabilities	411,999	416,418
Other liabilities	44,082	44,428
Deferred income taxes	14,186	14,448
Long-term tax liability	25,797	—
Long-term deferred revenue	5,506	3,965
Minority interest	5,179	5,160
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 90,048,943 outstanding (2006—105,337,362 shares issued and 91,281,805 outstanding)	105	105
Additional paid-in capital	990,046	977,672
Accumulated earnings	133,655	92,817
Accumulated other comprehensive income	53,418	40,850
Cost of 15,288,419 shares of treasury stock (2006—14,055,557 shares)	(308,495)	(268,313)

Total stockholders’ equity	868,729	843,131

Total liabilities and stockholders’ equity	$1,835,478	$1,787,550

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Revenues:
License fees	$77,435	$83,141	$146,800	$150,029
Services	135,230	132,418	264,881	260,538
Messaging	32,358	—	63,379	—

Total revenues	245,023	215,559	475,060	410,567

Costs and expenses:
Cost of license fees	13,083	11,930	25,836	24,722
Cost of services	39,539	38,338	78,281	76,690
Cost of messaging	18,906	—	37,795	—
Sales and marketing	64,916	67,833	129,491	129,188
Product development and engineering	36,920	37,543	75,673	74,540
General and administrative	32,680	25,947	64,176	50,934
Amortization of other purchased intangibles	3,436	1,552	6,846	3,098
Cost (Reversal) of restructure	(51)	66	(47)	100

Total costs and expenses	209,429	183,209	418,051	359,272

Operating income	35,594	32,350	57,009	51,295
Interest income	8,526	10,190	15,909	18,792
Interest expense and other, net	(3,384)	(2,973)	(5,783)	(5,517)

Income before income taxes	40,736	39,567	67,135	64,570
Provision for income taxes	14,708	13,234	25,959	20,985

Net income	$26,028	$26,333	$41,176	$43,585

Basic net income per share	$0.29	$0.30	$0.45	$0.49

Shares used in computing basic net income per share	90,891	89,113	91,020	89,375

Diluted net income per share	$0.28	$0.29	$0.44	$0.48

Shares used in computing diluted net income per share	92,972	91,402	93,294	91,716

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	41,176	43,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,238	34,895
Loss on disposal of assets	65	1,038
Deferred income taxes	(2,262)	(7,682)
Stock-based compensation — restricted stock	4,185	4,264
Stock-based compensation — all other	7,048	6,724
Excess tax benefit from stock-based compensation plans	(2,855)	—
Amortization of note issuance costs	985	984
Changes in assets and liabilities:
Accounts receivable	22,522	33,431
Other current assets	(5,258)	(2,787)
Other assets — operating	2,572	(2,457)
Accounts payable	(669)	699
Accrued compensation and related expenses	(9,360)	(5,317)
Accrued income taxes	8,510	11,005
Other accrued liabilities	(7,786)	(14,906)
Deferred revenues	21,902	20,563
Other liabilities	(552)	934

Net cash provided by operating activities	123,461	124,973

Cash flows from investing activities:
Increase in restricted cash	(10)	(127)
Purchases of available-for-sale cash investments	(165,136)	(346,539)
Maturities of available-for-sale cash investments	99,487	179,160
Sales of available-for-sale cash investments	81,984	160,571
Business combinations, net of cash acquired	(1,531)	(3,794)
Purchases of property, equipment and improvements	(11,225)	(7,847)
Proceeds from sale of property, equipment, and improvements	40	2
Capitalized software development costs	(17,228)	(18,923)
Increase in other assets — investing	(61)	(7)

Net cash used for investing activities	(13,680)	(37,504)

Cash flows from financing activities:
Repayments of long-term obligations	(33)	(29)
Payments on capital lease	(879)	(159)
Net proceeds from the issuance of common stock and reissuance of treasury stock	19,221	12,225
Purchases of treasury stock	(58,600)	(45,280)
Excess tax benefit from stock-based compensation plans	2,855	—

Net cash used for financing activities	(37,436)	(33,243)

Effect of exchange rate changes on cash	9,155	9,840

Net increase in cash and cash equivalents	81,500	64,066

Cash and cash equivalents, beginning of year	$355,303	$398,741
Cash and cash equivalents, end of period	$436,803	$462,807

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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for three and six months ended June 30, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.
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
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At June 30, 2007, an aggregate of 12,132,574 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded on the Company’s results of operations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Cost of services	$376	$681	$715	$1,361
Cost of messaging	124	—	310	—
Sales and marketing	1,206	1,051	2,472	2,047
Product development and engineering	656	679	1,342	1,272
General and administrative	3,121	3,151	6,394	6,307

Stock-based compensation expense included in total costs and expenses	5,483	5,562	11,233	10,987
Tax benefit related to stock-based compensation expense	(1,572)	(1,619)	(3,037)	(3,214)

Stock-based compensation expense included in net income	$3,911	$3,943	$8,196	$7,773

Reduction of net income per share:
Basic	$0.04	$0.04	$0.09	$0.09
Diluted	$0.04	$0.04	$0.09	$0.08
As of June 30, 2007, there was $41.2 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.3 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net income	$26,028	$26,333	$41,176	$43,585

Basic net income per share	$0.29	$0.30	$0.45	$0.49

Shares used in computing basic net income per share	90,891	89,113	91,020	89,375

Diluted net income per share	$0.28	$0.29	$0.44	$0.48

Shares used in computing basic net income per share	90,891	89,113	91,020	89,375
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,081	2,289	2,274	2,341

Shares used in computing diluted net income per share	92,972	91,402	93,294	91,716

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 3.8 million and 6.2 million for the three month periods ended June 30, 2007 and 2006, respectively, and were 3.7 million and 5.9 million for the six months ended June 30, 2007 and 2006, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive. Shares that may be issued to holders of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price generally would be included in periods in which the average price of the Company’s common stock exceeds $25.22 per share, the initial conversion price. The computation of diluted net income per share excludes the impact of a conversion value excess as the conversion requirements have not yet been met. See Note 10 — Convertible Subordinated Notes.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Net income	$26,028	$26,333	$41,176	$43,585
Foreign currency translation gains	9,372	8,790	12,449	10,772
Unrealized gains/(losses) on marketable securities	(26)	(215)	118	(588)

Comprehensive income	$35,374	$34,908	$53,743	$53,769

The Company’s foreign currency translation gains(losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. The Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized.
5. Segment Information. Through the third quarter of 2006, the Company was organized into two separate reportable business segments each of which focused on one of two key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; and iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions. On November 8, 2006, the Company acquired Mobile 365, Inc. which provides mobile messaging and content delivery services, including short message services or SMS and multimedia messaging services or MMS. Beginning in the fourth quarter of 2006, the results of Mobile 365, Inc. were included in the Company’s new reportable business segment Sybase 365 (SY365). There were no changes to the IPG and iAS segments.
The Company’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses, primarily stock based compensation expense. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses or savings; interest income, interest expense and other, net; and the provision for income taxes are not broken out by segment. The Company does not account for, or report to the CEO, assets or capital expenditures by segment.
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and six month periods ended June 30, 2007 and 2006 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the three months ended June 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$52,572	$346	$3	—	$52,921
Mobile and Embedded	7,789	16,725	—	—	24,514

Subtotal license fees	60,361	17,071	3	—	77,435
Intersegment license revenues	207	6,495	—	$(6,702)	—

Total license fees	60,568	23,566	3	(6,702)	77,435
Services
Direct service revenue	123,446	11,784	—	—	135,230
Intersegment service revenues	147	7,275	—	(7,422)	—

Total services	123,593	19,059	—	(7,422)	135,230
Messaging	—	—	32,358	—	32,358

Total revenues	184,161	42,625	32,361	(14,124)	245,023
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	146,545	34,402	29,718	(14,124)	196,541

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	37,616	8,223	2,643	—	48,482
Amortization of other purchased intangibles	527	1,046	1,863	—	3,436
Amortization of purchased technology	403	2,003	931	—	3,337

Operating income (loss) before cost of restructure and unallocated costs	36,686	5,174	(151)	—	41,709
Reversal of restructure — 2007 Activity	(51)	—	—	—	(51)

Operating income (loss) before unallocated costs	36,737	5,174	(151)	—	41,760
Unallocated costs					6,166

Operating income					35,594
Interest income, interest expense and other, net					5,142

Income before income taxes					$40,736
A summary of the segment financial information reported to the CEO for the three months ended June 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$59,105	$26	—	$59,131
Mobile and Embedded	7,605	16,405	—	24,010

Subtotal license fees	66,710	16,431	—	83,141
Intersegment license revenues	22	6,338	$(6,360)	—

Total license fees	66,732	22,769	(6,360)	83,141
Services
Direct service revenue	121,183	11,235	—	132,418
Intersegment service revenues	52	6,055	(6,107)	—

Total services	121,235	17,290	(6,107)	132,418

Total revenues	187,967	40,059	(12,467)	215,559
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	151,248	34,445	(12,467)	173,226

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	36,719	5,614	—	42,333
Amortization of other purchased intangibles	506	1,046	—	1,552
Amortization of purchased technology	339	1,964	—	2,303

Operating income before cost of restructure and unallocated costs	35,874	2,604	—	38,478
Cost of restructure — 2006 Activity	66	—	—	66

Operating income before unallocated costs	35,808	2,604	—	38,412
Unallocated costs				6,062

Operating income				32,350
Interest income, interest expense and other, net				7,217

Income before income taxes				$39,567

A summary of the segment financial information reported to the CEO for the six months ended June 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$100,887	$367	$17	—	$101,271
Mobile and Embedded	14,428	31,101	—	—	45,529

Subtotal license fees	115,315	31,468	17	—	146,800
Intersegment license revenues	239	12,031	—	$(12,270)	—

Total license fees	115,554	43,499	17	(12,270)	146,800
Services
Direct service revenue	241,829	23,052	—	—	264,881
Intersegment service revenues	174	14,058	—	(14,232)	—

Total services	242,003	37,110	—	(14,232)	264,881
Messaging	—	—	63,379	—	63,379

Total revenues	357,557	80,609	63,396	(26,502)	475,060
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	290,663	68,512	59,695	(26,502)	392,368

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	66,894	12,097	3,701	—	82,692
Amortization of other purchased intangibles	1,054	2,092	3,700	—	6,846
Amortization of purchased technology	805	4,006	1,847	—	6,658

Operating income (loss) before cost of restructure and unallocated costs	65,035	5,999	(1,846)	—	69,188
Reversal of restructure — 2007 Activity	(47)	—	—	—	(47)

Operating income (loss) before unallocated costs	65,082	5,999	(1,846)	—	69,235
Unallocated costs					12,226

Operating income					57,009
Interest income, interest expense and other, net					10,126

Income before income taxes					$67,135
A summary of the segment financial information reported to the CEO for the six months ended June 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$103,280	$66	—	$103,346
Mobile and Embedded	12,858	33,825	—	46,683

Subtotal license fees	116,138	33,891	—	150,029
Intersegment license revenues	43	10,686	$(10,729)	—

Total license fees	116,181	44,577	(10,729)	150,029
Services
Direct service revenue	238,020	22,518	—	260,538
Intersegment service revenues	102	12,192	(12,294)	—

Total services	238,122	34,710	(12,294)	260,538

Total revenues	354,303	79,287	(23,023)	410,567
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	294,960	68,580	(23,023)	340,517

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	59,343	10,707	—	70,050
Amortization of other purchased intangibles	1,006	2,092	—	3,098
Amortization of purchased technology	822	3,928	—	4,750

Operating income before cost of restructure and unallocated cost savings	57,515	4,687	—	62,202
Cost of restructure — 2006 Activity	100	—	—	100

Operating income before unallocated costs	57,415	4,687	—	62,102
Unallocated costs				10,807

Operating income				51,295
Interest income, interest expense and other, net				13,275

Income before income taxes				$64,570

6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2007	$96,186	$110,408	$333,709	$540,303
Addition in goodwill recorded on Mobile 365 acquisition	—	—	106	106
Foreign currency translation adjustments & other	299	1	—	300

Balance at June 30, 2007	$96,485	$110,409	$333,815	$540,709

On November 8, 2006, the Company completed its acquisition of Mobile 365, Inc, a privately held mobile messaging and content delivery company for $416.0 million in cash and $2.3 million in additional purchase related costs.
The estimated excess of the purchase price over the fair value of the net tangible assets acquired was $411.1 million. Of the estimated $411.1 million excess, $25.2 million was allocated to developed existing technology, $50.7 million was allocated to customer contracts and relationships, and $335.2 million was initially allocated to goodwill. These amounts are subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent on the filing of Mobile 365’s pre-acquisition tax returns and the resolution of on going legal matters (see Note 7, Litigation).
The following table reflects the carrying amount and accumulated amortization of intangible assets:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$164,256	$(101,877)	$62,379	$163,333	$(95,193)	$68,140
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(112)	207	319	(59)	260
Customer lists	99,828	(30,976)	68,852	98,289	(24,141)	74,148

Totals	$271,503	$(132,965)	$138,538	$269,041	$(119,393)	$149,648

The amortization expense on these intangible assets for the three months ended June 30, 2007 was $6.8 million, of which $2.4 million was included within “cost of license fees” and $0.9 million was included within “cost of messaging” on the Company’s income statement for the three months ended June 30, 2007. The amortization expense on these intangible assets for the six months ended June 30, 2007 was $13.5 million, of which $4.8 million was included within “cost of license fees” and $1.8 million was included within “cost of messaging” on the Company’s income statement for the six months ended June 30, 2007. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2007	$26,865
2008	26,663
2009	26,271
2010	23,836
2011	18,326
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill. At June 30, 2007 the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.1 years. At June 30, 2007 the weighted average amortization period of the gross carrying value of purchased technology and customer lists were 6.6 years and 7.5 years, respectively.

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
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “'748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the “'748 patent, and awarded TCS a total amount of $12.1 million. TCS has filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it has requested that any injunction be stayed pending the outcome on appeal). Sybase 365 has filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has not yet ruled on these post-trial motions. If the jury verdict stands after the court rules on the post-trial motions and enters judgment, Sybase 365 intends to appeal.
The November 2006 merger agreement between Sybase and Mobile 365 established an escrow which provides for indemnification of Sybase by Mobile 365’s former stockholders for certain losses related to the TCS litigation. Of the $12.1 million awarded by the jury, should judgment be entered at that amount and should Sybase 365’s post trial motions and appeal not prevail, it is expected that Sybase would bear responsibility for approximately $1.5 million after reflecting the merger indemnification rights. Sybase believes that the escrow established by the merger agreement will be adequate to address the substantial majority of losses, if any, related to this litigation.
Since the jury’s verdict, Sybase 365 has developed a design-around so that its service for intercarrier wireless text messaging can operate in a way that avoids the infringement as found by the jury. Sybase 365 is in the process of implementing the design-around.
For a discussion of risks related to intellectual property rights and certain pending intellectual property disputes, see “Future Operating Results — If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete,” Part II, Item 1(A).
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at June 30, 2007. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. During the first six months of 2007, the Company repurchased 2.4 million shares at a cost of approximately $58.6 million under the stock repurchase program. From the program’s inception through June 30, 2007, the Company has used an aggregate total of $658.8 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 38.4 million shares.
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

The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in millions)	Lease Cancellations / Commitments and Other
Restructuring plan	2004	2003	2002	2001	AvantGo	Mobile 365
Accrued liabilities at December 31, 2006	$4.2	$0.2	$8.3	$2.0	$0.9	$1.3
Amounts paid	(0.6)	(0.1)	(1.6)	(0.4)	(0.5)	(0.1)
Amounts reversed		(0.1)

Accrued liabilities at June 30, 2007	$3.6	$—	$6.7	$1.6	$0.4	$1.2

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
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million for the three months ended June 30, 2007 and 2006, excluding amortization of debt issuance costs totaling $0.5 million for the three months ended June 30, 2007 and 2006. The Company recognized interest expense of $4.0 million for the six months ended June 30, 2007 and 2006, excluding amortization of debt issuance costs totaling $1.0 million for the six months ended June 30, 2007 and 2006.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at June 30, 2007. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. Unamortized offering fees and expenses were $5.2 million and $6.1 million at June 30, 2007 and December 31, 2006, respectively.
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
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365, Inc.), a privately held mobile messaging and content delivery company for approximately $418.3 million. Total revenues of Sybase 365 for the three and six month periods ended June 30, 2007, were $32.3 million and $63.4 million, respectively. Operating loss for this business segment during the three and six month periods ended June 30, 2007 was $0.2 million and $1.8 million, respectively.
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
During the fourth quarter of 2006 we expanded our reach by acquiring Mobile 365, a privately-held global provider of mobile messaging services and premium content delivery. Mobile 365 extends our Unwired Enterprise strategy with the addition of two new enterprise channels—leading mobile operators and content providers—and an extensive, operator-grade network with connections to approximately 700 mobile operators around the world. Through Mobile 365’s global footprint, Sybase enables enterprises to deliver data and applications to over 70% of the world’s mobile subscriber population. Mobile 365 operates as a separate business unit, renamed Sybase 365.
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
Our Results
We reported total revenues of $245.0 million for the three months ended June 30, 2007, which represented a $29.5 million (14 percent) increase from total revenues of $215.6 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to the mobile messaging services of Sybase 365 which contributed revenue of $32.4 million in the quarter. A $2.6 million (6 percent) increase in iAS revenues also contributed to the overall increase offset by a $3.8 million (2 percent) decline to total IPG revenues.
The increase in iAS revenues was attributable to a 10 percent increase in service revenue and a 4 percent increase in license revenue. The increase in service revenue was primarily attributable to an increase in technical services revenue, while the increase in license revenue was primarily attributed to a 19 percent increase in license revenues from our mobile and embedded database product. Going forward, we believe our iAS revenues will be aided by momentum from our Unwired Enterprise initiative.
The decline in IPG revenue was largely attributable to a 9 percent decline in license revenue offset somewhat by a 2 percent increase in services revenue. The overall decline in license revenue was primarily attributable to an 11 percent decline in license revenues from our enterprise database products. Our license revenues from enterprise database products were especially strong during the second quarter of 2006 and overall we expect this segment to be aided by the momentum from our IQ analytics server.
With respect to Sybase 365, we continue to see strong growth in messaging volume including triple digit percentage increases in multi-media messaging traffic, and we believe this growth in messaging traffic will continue to benefit our Sybase 365 messaging segment.
For the first six months of fiscal 2007, our total revenues were $475.1 million compared to $410.6 million for the same six month period in 2006. This overall increase was attributable to revenues from our Sybase 365 segment.
We reported net income of $26.0 million for the second quarter of 2007, compared to net income of $26.3 million for the same period last year. The decline in net income was associated with a reduction in interest income attributable to the cash used in the purchase of Mobile 365 and an increase in the income tax provision offsetting a 10 percent increase in operating income. Our operating margin for the second quarter of 2007 was 14.5 percent compared to 15.0 percent for the same period in 2006. Before inclusion of the results of Sybase 365 our operating margin for the second quarter of 2007 was 15.8 percent compared to 15.0 percent for the same period in 2006.
Our overall financial position remains strong. During the first quarter we generated net cash from operating activities of $53.8 million, and had $709.1 million in cash, cash equivalents and cash investments (including restricted cash) at June 30, 2007. Our days sales outstanding in accounts receivable was 72 days for the quarter ended June 30, 2007 compared to 56 days for the quarter ended June 30, 2006. The increase in days sales outstanding at June 30, 2007 was attributable to the Mobile 365 business purchased in the fourth quarter of 2006. Due to the nature of its business and certain net revenue models under which receivable balances are generated without corresponding revenue, the Sybase 365 segment has, and is expected to retain, a higher DSO than those of the historical Sybase business. Before consideration of the Sybase 365 business, DSO would have been 57 days.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results,”.
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
The environment for new sales of enterprise infrastructure software primarily sold by our IPG segment is limited by a maturing enterprise infrastructure software market which moderates the growth potential for this segment. We have noted, however, an improving pipeline for enterprise infrastructure products especially continued high demand for our Adaptive Server® Enterprise (ASE) 15.0, which was released in the third quarter of 2005. During the quarter we added 272 new ASE customers.
We continue to see greater customer willingness to invest resources on new data integration initiatives and analytic solutions. These solutions contributed to a year over year increases of 35 percent in license revenue from these products during the second quarter. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. We believe that for the remainder of 2007 we are beginning a strong product cycle with our refreshed iAnywhere product platform that will lead to future growth in the iAS segment.

With respect to the market for messaging services sold by our Sybase 365 segment, we believe that our inter-carrier messaging business will see revenue driven by continuing growth in Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and the acquisition of new carriers, especially in new territories. We also believe that enterprises, brands and content providers will focus more of their business towards mobile messaging as an inexpensive means of interacting with their customers on a real time basis. This in turn will drive further growth in the application messaging industry. To handle this demand, we plan to expand our data center capacity and disaster-recovery capabilities, add connectors from our new customers to our network and develop new services.
Moving forward we will continue to manage our operating margin, pursue synergies between our software and messaging businesses, and aggressively pursue our Unwired Enterprise initiative and strategic alliances with key partners.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Accounting for Income Taxes” below, we believe that during the first six months of 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
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

Results of Operations
Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
License fees by segment:
IPG	$60.6	$66.7	(9%)	$115.6	$116.2	(1%)
IAS	23.5	22.8	3%	43.5	44.5	(2%)
SY365	0.0	—	*	0.0	—	*
Eliminations	(6.7)	(6.4)	5%	(12.3)	(10.7)	15%

Total license fees	$77.4	$83.1	(7%)	$146.8	$150.0	(2%)

Percentage of total revenues	32%	39%		31%	37%
Services by segment:
IPG	$123.6	$121.3	2%	$242.0	$238.2	2%
IAS	19.0	17.3	10%	37.1	34.7	7%
Eliminations	(7.4)	(6.1)	21%	(14.2)	(12.3)	15%

Total services	$135.2	$132.5	2%	$264.9	$260.6	2%

Percentage of total revenues	55%	61%		56%	63%
Messaging by segment:
SY365	$32.4	—	*	$63.4	—	*

Total messaging	$32.4	—	*	$63.4	—	*

Percentage of total revenues	13%	—	*	13%	—	*
Total revenues	$245.0	$215.6	14%	$475.1	$410.6	16%

*	Not meaningful
License revenues decreased 7 percent for the three months ended June 30, 2007 compared to the same period last year. The decrease in license revenues during the quarter was primarily attributable to a $6.1 million (9 percent) decrease in IPG license revenues offset by a $0.7 million (3 percent) increase in iAS license revenues. The decrease in IPG license revenues was driven by a 25 percent decrease in revenues from our Adaptive Server Enterprise product line offset by an 80 percent increase in the IQ datawarehouse. The increase in iAS license revenues was largely attributable to a 25 percent increase in revenue associated with our SQL Anywhere® product.
License revenues declined 2 percent for the six months ended June 30, 2007 compared to the same period last year. The decrease in license revenues was primarily attributable to a $0.6 million (1 percent) decrease in IPG license revenues along with a $1.1 million (2 percent) decrease in iAS license revenues. The decrease in IPG license fees was driven by a 10 percent decrease in revenues from our Adaptive Server Enterprise product line, offset by an increase of 86 percent in our IQ analytic server product. The decline in iAS license revenues was largely attributable to the decrease in revenue from mobility solutions including a 16 percent decrease in revenue from our Afaria product, offset by increases in our mobile database products.
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
Total services revenues (which include technical support, professional services and education) increased $2.7 million (2 percent) and $4.3 million (2 percent) for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. For the three months ended June 30 2007 the increase in services revenues was primarily due to a $2.3 million (2 percent) increase in IPG service revenues and a $1.7 million (10 percent) increase in iAS service revenues, primarily technical support revenues. These increases were partially offset by declines in professional services revenues. For the six months ended June 30, 2007 the increase in service revenues was primarily due to a $3.8 million (2 percent) increase in IPG service revenues and a $2.4 million (7 percent) increase in iAS service revenues. These increases were primarily in technical support revenues, offset by declines in professional services revenues.
Total technical support revenues increased $4.0 million (4 percent) and $6.3 million (3 percent) for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Technical support revenues comprised approximately 78 and 79 percent of total services revenues for the three and six months ended June 30, 2007, respectively compared to 77 percent of total service revenues for both the three and six months ended June 30, 2006. Deferred revenues relate principally to technical support revenues and declined $16.9 million (7 percent) from March 31 to June 30, 2007 and increased $21.9 (11 percent) from December 31, 2006 to June 30, 2007. This is comparable to a $16.6 million (7 percent) decline and a $20.6 million (11 percent) increase for the same three and six month periods in 2006 and follows seasonal patterns.
Professional services and education revenues decreased 2 percent during the three and six month periods ended June 30, 2007 compared to the same period in 2006. This decrease was primarily attributable to a $0.7 (3 percent) and $1.1 million (2 percent) decline in IPG professional services revenues for the three and six month periods ended June 30, 2007, respectively.
Messaging revenues earned in the three and six months ended June 30, 2007 were $32.4 and $63.4 million resulting from the acquisition of Mobile 365 in November 2006. Messaging fees consist primarily of revenues earned from the provision of inter-carrier messaging (SMS and MMS), premium content delivery and settlement, and enterprise messaging services to wireless operators, brands, content providers and enterprises.
Geographical Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
North American	$130.8	$118.4	10%	$254.9	$231.6	10%
Percentage of total revenues	53%	55%		54%	56%
Total Outside North America	$114.2	$97.2	17%	$220.2	$179.0	23%
Percentage of total revenues	47%	45%		46%	44%
International: EMEA (Europe, Middle East and Africa)	$77.6	$66.7	16%	$149.5	$121.9	23%
Percentage of total revenues	32%	31%		31%	30%
Intercontinental: (Asia Pacific and Latin America)	$36.6	$30.5	20%	$70.7	$57.1	24%
Percentage of total revenues	15%	14%		15%	14%
Total revenues	$245.0	$215.6	14%	$475.1	$410.6	16%
North American revenues (United States, Canada and Mexico) increased $12.4 million (10 percent) for the three months ended June 30, 2007 compared to the same period last year. The increase was primarily due to the $10.5 million inclusion of Sybase 365’s messaging revenues and a $2.0 million (20 percent) increase in license revenues from products in the iAS segment. For the six months ended June 30, 2006, North American revenues increased $20.9 million (9 percent) compared to the same period last year. This was primarily due to the $21.6 million inclusion of Sybase 365’s messaging revenues.
International revenues comprised 47 percent and 45 percent of total revenues for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 international revenues comprised 46 percent and 44 percent of total revenues compared to the same period last year.
EMEA (Europe, Middle East and Africa) revenues for the three months ended June 30, 2007 increased $10.9 million (16 percent) compared to the three months ended March 31, 2006. The increase was primarily due to the $17.7 million inclusion of Sybase 365’s messaging revenues and a $2.4 million (7 percent) increase in service revenues. Messaging revenues in France, Spain and UK and service revenue increases in France contributed most to the overall increase in the second quarter of 2007. This was partially offset by declines in license revenues in Germany and the UK. Revenues for the six months ended June 30, 2007 increased $27.6 million (23 percent) compared to the six months ended June 30, 2007. The increase was primarily due to the inclusion of Sybase 365’s messaging revenues of $33.4 million and a $4.5 million (6 percent) increase in service revenues. Messaging revenues in France, Spain and UK contributed most to this increase. This was partially offset by declines in license revenues in the UK, France and Italy
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended June 30, 2007 increased $6.1 million (20 percent) compared to the three months ended June 30, 2006. The increase was primarily attributable to the $4.2 million inclusion of Sybase 365’s messaging revenues, a $1.3 million (8 percent) increase in service revenues and a $0.7 million (4 percent) increase in license revenues. IPG license revenue increases in China and Korea and messaging revenues in Singapore and Australia contributed most to the overall increase in the first quarter of 2007. For the six months ended June 30, 2007, intercontinental revenues increased $13.6 million (24 percent) compared to the same period in 2006. Messaging revenues of $8.4 million contributed most to the increase, in addition, license revenues increased $4.3 million (13 percent) and service revenues increased $1.1 million (4 percent). Messaging revenues in Singapore and Australia and IPG license revenue increases in India and Brazil contributed most to the overall increase in the six months ended June 30, 2007.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended June 30, 2007, foreign currency exchange rate changes from the same period last year resulted in a $4.9 million (2 percent)

increase in our revenues and a $3.4 million (2 percent) increase in our operating expenses. During the six months ended June 30, 2007, foreign currency exchange rate changes from the same period last year resulted in a $10.4 million (3 percent) increase in our revenues and a $6.9 million (2 percent) increase in our operating expenses. The change for the comparable periods was primarily due to the weakness in the U.S. dollar against certain European and Intercontinental currencies.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Cost of license fees	$13.1	$11.9	10%	$25.8	$24.7	4%
Percentage of license fees revenues	17%	14%		18%	16%
Cost of services	$39.5	$38.3	3%	$78.3	$76.7	2%
Percentage of services revenues	29%	29%		30%	29%
Cost of messaging	$18.9	—	*	$37.8	—	*
Percentage of messaging revenues	58%	—		60%	—
Sales and marketing	$64.9	$67.8	(4%)	$129.5	$129.2	*
Percentage of total revenues	26%	31%		27%	31%
Product development and engineering	$36.9	$37.5	(2%)	$75.7	$74.5	2%
Percentage of total revenues	15%	17%		16%	18%
General and administrative	$32.7	$25.9	26%	$64.2	$50.9	26%
Percentage of total revenues	13%	12%		14%	12%
Amortization of other purchased intangibles	$3.4	$1.6	113%	$6.8	$3.1	119%
Percentage of total revenues	1%	1%		1%	1%
Cost of restructure	$(0.1)	$0.1	*	$(0.0)	$0.1	*
Percentage of total revenues	*	*		*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $13.1 million and $25.8 million for the three and six months ended June 30, 2007, up from $11.9 million and $24.7 million for the three and six months ended June 30, 2006, respectively. Such costs were 17 percent and 18 percent of license revenues for the three and six months ended June 30, 2007, respectively, as compared to 14 percent and 16 percent for the same periods in 2006. The increase in the cost of license fees for the three and six months ended June 30, 2007 was primarily due to an increase in amortization of capitalized software development costs and increases in third party royalty expenses. The amortization of capitalized software costs was $8.1 million and $16.3 million for the three and six months ended June 30, 2007, respectively, compared to $7.4 million and $15.7 million for the three and six month periods ended June 30, 2006. The increase in capitalized software amortization for the three and six months ended June 30, 2007 was due to SQL Anywhere 10.0, Workspace and ASE 15.0.1. The amortization of purchased technology was $2.4 million and $4.8 million for the three and six months ended June 30, 2007, respectively, compared to $2.3 million and $4.7 million for the three and six months ended June 30, 2006, respectively. The increase in amortization of purchased technology for the three and six months ended June 30, 2007 was not significant.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs were $39.5 million and $78.3 million for the three and six months ended June 30, 2007, respectively, as compared to $38.3 million and $76.7 million for the same periods in 2006. These costs were 29 percent and 30 percent of services revenues for the three and six months ended June 30, 2007, respectively, as compared to 29 percent of service revenues for same periods in 2006. The increase in cost of services in absolute dollars for the three and six months ended June 30, 2007 is primarily due to an increase in payroll and related costs associated with increases in technical support and professional services headcount. The headcount reflected in this expense category was approximately 4 percent higher at June 30, 2007 compared to June 30, 2006. This was partially offset by a decrease in stock compensation expense for the three and six month periods ended June 31, 2007 of $0.3 million and $0.6 million, respectively compared to the same periods in the prior year.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three and six months ended June 30, 2007 totaled $18.9 million and $37.8 million, respectively. The amortization of purchased technology was $0.9 million and $1.8 million for the three and six months ended June 30, 2007, respectively,
Sales and Marketing. Sales and marketing expenses were $64.9 million and $129.5 million for the three and six months ended June 30, 2007, respectively, as compared to $67.8 million and $129.2 million for the same periods last year. These costs were 26 percent and 27 percent of total revenues for the three and six month periods ended June 30, 2007 as compared to 31 percent of total revenues for the three and six month periods ended June 30, 2006. The decrease in sales and marketing expenses in absolute dollars and the decrease in costs as a percentage of revenues for the three months ended June 30, 2007 were primarily due a decrease in allocated costs along with a decline in payroll and related costs associated with decreases in sales and marketing headcount. The headcount in this category was 2 percent lower at June 30, 2007 compared to June 30, 2006.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $36.9 million and $75.7 million for the three and six months ended June 30, 2007, respectively, as compared to $37.5 million and $74.5 million for the same periods last year. These costs were 15 percent and 16 percent of total revenues for the three and six months ended June 30, 2007, respectively, as compared to 17 percent and 18 percent for the three and six month periods ended June 30, 2006. The decrease in product development and engineering costs in absolute dollars for the three months ended June 30, 2007 is primarily due to a decrease in allocated costs partially offset by a decrease in capitalized software costs and an increase in payroll and related costs associated with increases in engineering headcount. The increase in product development and engineering costs in absolute dollars for the six months ended June 30, 2007 is primarily due to a decrease in capitalized software costs and an increase in payroll and related costs associated with increases in engineering headcount, partially offset by a decrease in allocated costs. The capitalized software costs decreased in both the three and six month periods due to the completion of the SQL Anywhere 10.0 project during the third quarter of 2006. An increase in payroll and related costs associated with headcount from the acquisition of Mobile 365 also contributed to the increase spending. The decrease in costs as a percentage of revenues was primarily due to the inclusion of Mobile 365 revenues and product development expenses.
We capitalized approximately $8.8 million and $17.1 million of software development costs for the three and six months ended June 30, 2007 compared to $10.3 million and $18.8 million for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2007, capitalized software costs included costs incurred for efforts associated with Adaptive Server Enterprise 15.0.2 and 15.1, SQL Anywhere 10.0, and PowerDesigner® 12.5, DIS 1.1.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $32.7 million and $64.2 million for the three and six months ended June 30, 2007, respectively, as compared to $25.9 million and $50.9 million for the three and six months ended June 30, 2006. These costs represented 13 percent and 14 percent for the three and six months ended June 30, 2007 as compared to 12 percent for the three and six months ended June 30, 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2007 was primarily attributable to our acquisition of Mobile 365.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, the amortization of the established customer lists and other intangible assets associated with our acquisition of Extended Systems in 2005 and the amortization of the established customer lists associated with our acquisition of Mobile 365 in 2006. The increases in amortization of other purchased intangibles for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year are primarily due to the inclusion of amortization related to the intangible assets recognized as part of the acquisition of Mobile 365.
Cost of Restructure. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses, and recorded acquisition related liabilities when we acquired Mobile 365 and AvantGo. See Note 9 to Condensed Consolidated Financial Statements
Operating Income
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Operating income by segment:
IPG	$36.7	$35.8	3%	$65.1	$57.4	13%
IAS	5.2	2.6	100%	6.0	4.7	28%
SY365	(0.1)	—	*	(1.9)	—	*
Unallocated costs	(6.2)	(6.0)	3%	(12.2)	(10.8)	13%

Total operating income:	$35.6	$32.4	10%	$57.0	$51.3	11%

Percentage of total revenues	15%	15%		12%	12%

*	Not meaningful
Operating income was $35.6 million and $57.0 million for the three and six months ended June 30, 2007, respectively, compared to operating income of $32.4 million and $51.3 million for the three and six months ended June 30, 2006, respectively. The increase in operating income for the three and six months ended June 30, 2007 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses,” above.
Consolidated operating margins, when compared to comparable periods in the prior year, remained constant. For the three month periods ended June 30, 2007 and 2006 the consolidated operating margin was 15 percent. For the six month periods ended June 30, 2007 and 2006 the consolidated operating margin was 12 percent. The consolidated operating margin reflects the net change in operating margins for the IPG and iAS segments together with the inclusion of the new Sybase 365 segment. The inclusion of the Sybase 365 segment decreased overall operating margins 100 basis points for both the three and six month periods ended June 30, 2007. Before inclusion of the results of Sybase 365 our operating margin was 16 percent and 13 percent for the three and six months ended June 30, 2007, compared to 15 percent and 12 percent for the same periods in 2006.
The operating margin for the IPG segment was 20 percent and 18 percent for the three and six months ended June 30, 2007 compared to 19 percent and 16 percent for the three and six months ended June 30, 2006, computed on a before allocation of common costs basis. The increase in operating margin in the IPG segment for the three months ended June 30, 2007 was primarily due to a decrease in operating expenses partially offset by a decrease in revenues. Operating expense decreases were primarily related to declines in sales and marketing expenses. The decrease in revenue for the three and six months ended June 30, 2007 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses,” above. The increase in the IPG segment operating margin for the six months ended June 30, 2007 was primarily due to an increase in revenues combined with a decrease in operating expenses. Operating expense decreases for the three and six month periods were primarily related to declines in sales and marketing expenses. The changes in revenues for the three and six month periods were primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating margin for the iAS segment, computed on a before allocation of common costs basis, was 12 percent and 7 percent for the three and six months ended June 30, 2007 compared to 7 percent and 6 percent for the same period in 2006. The increase in the iAS segment operating margin was primarily due to an increase in total revenues of 6 percent and 2 percent for the three and six months periods ending June 30, 2007. The increases in revenues for the three and six month periods were primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating loss for the Sybase 365 segment for the three and six month periods was $0.2 million and $1.9 million, respectively.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three month period ended June 30, 2007 consisted primarily of stock-based compensation expenses
During the three and six months ended June 30, 2007, foreign currency exchange rate changes from the same period last year resulted in a $4.9 million (2 percent) increase and a $10.4 million (3 percent) increase in our revenues and a $3.4 million (2 percent) increase and $6.9 million (2 percent) increase in our operating expenses.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Interest income	$8.5	$10.2	(17%)	$15.9	$18.8	(15%)
Percentage of total revenues	3%	5%		3%	5%
Interest expense and other, net	$(3.4)	$(3.0)	13%	$(5.8)	$(5.5)	5%
Percentage of total revenues	(1%)	(1%)		(1%)	(1%)
Interest income decreased to $8.5 million and $15.9 million for the three and six months ended June 30, 2007, respectively, compared to $10.2 million and $18.8 million for the same period last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three and six month periods in 2007 is primarily due to the decrease in the cash balances invested partially offset by an increase in the effective interest rates. Our invested cash balances decreased as a result of cash used in our purchase of Mobile 365 in November of 2006.
Interest expense and other, net, primarily includes: interest expense on convertible subordinated notes which bear interest at 1.75 percent; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. Interest expense and other, net was an expense of $3.4 million and $5.8 million for the three and six months ended June 30, 2007, respectively, as compared to $3.0 million and $5.5 million or the three and six months ended June 30, 2006.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$14.7	$13.2	11%	$26.0	$21.0	24%
We recorded an income tax provision for the second quarter of 2007 equal to approximately 36 percent of pre-tax book income. Our rate for the six month period ended June 30, 2007 was 38.7 percent. The decrease in the tax rate for the second quarter was largely attributable to a tax reserve recorded in the first quarter relating to the deductibility of certain expenses resulting from liquidating several foreign subsidiaries. These rates compare to a tax rate of approximately 33.5 percent and 32.5 percent for the comparable three and six month periods in 2006, respectively.
Our effective tax rate for the quarter and year differs from the statutory rate of 35 percent primarily due to the impact of state taxes and the addition of tax reserves relating mainly to foreign transfer pricing exposures and the deductibility of certain expenses offset somewhat by the deferral of certain low-tax foreign source earnings and the expected utilization during 2007 of foreign tax credits and research credits which previously carried a valuation allowance. In 2006, our effective tax rate differed from the statutory rate of 35 percent primarily due to the utilization of foreign tax credits which previously carried a valuation allowance, and the deferral of certain low-tax foreign source earnings offset somewhat by the impact of state taxes and the addition of tax reserves relating mainly to foreign transfer pricing exposures. See Condensed Consolidated Financial Statements, Note 11 — Income Taxes.
Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Net income	$26.0	$26.3	(1%)	$41.2	$43.6	(6%)
Percentage of total revenues	11%	12%		9%	11%
Basic net income per share	$0.29	$0.30	(3%)	$0.45	$0.49	(8%)
Diluted net income per share	$0.28	$0.29	(3%)	$0.44	$0.48	(8%)
Shares used in computing basic net income per share	90.9	89.1	2%	91.0	89.4	2%
Shares used in computing diluted net income per share	93.0	91.4	2%	93.3	91.7	2%
We reported net income of $26.0 million and $41.2 million for the three and six months ended June 30, 2007, respectively, compared to net income of $26.3 million and $43.6 million for the same periods last year. The decrease in net income for the three and six months ended June 30, 2007 is due to the various factors discussed above.
Basic net income per share was $0.29 and $0.45 for the three and six months ended June 30, 2007, respectively, as compared to $0.30 and $0.49 for the same periods in 2006. Diluted net income per share was $0.28 and $0.44 for the three and six months ended June 30, 2007, respectively, as compared to $0.29 and $0.48 for the same periods in 2006.
Shares used in computing basic and diluted net income per share increased 2 percent for the three and six months ended June 30, 2007 as compared to the same period in 2006. The increases were due primarily to the exercises of employee stock options offset by shares repurchased under our stock repurchase program.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $25.22 per share, the initial conversion price. For the three and six month periods ended June 30, 2006 and 2007 our average share price did not exceed $25.22 and accordingly such shares are not included in the calculation of diluted earnings per share. If such shares were dilutive and included in the shares used in computing the dilutive earnings per share, our diluted shares would be greater and our earnings per share amounts could be less. For example, if during the three month period ended June 30, 2007 our average share price was $26.22, or $1.00 greater than the $25.22 initial conversion amount, our diluted shares outstanding would have increased by .7 million which would not have caused a change in our reported diluted earnings per share for the three months ended June 30, 2007. See Condensed Consolidated Financial Statements, Note 10 — Convertible Subordinated Notes.

Liquidity and Capital Resources
(Dollars in millions)

	Six Months Ended June 30,
			Percent
	2007	2006	Change
Working capital	$487.6	$635.2	(23%)
Cash and cash equivalents	$436.8	$462.8	(6%)
Net cash provided by operating activities	$123.5	$125.0	(1%)
Net cash used for investing activities	$13.7	$37.5	(63%)
Net cash used for financing activities	$37.4	$33.2	13%
At June 30, 2007 our cash, cash equivalents and cash investments, excluding restricted cash totaled $703.1 million, a $65 million increase from December 31, 2006. We generated $123.5 million in cash from operations during that period. Our days sales outstanding in accounts receivable was 72 days for the quarter ended June 30, 2007 compared to 56 days for the quarter ended June 30, 2006. The increase in days sales outstanding was primarily attributable to the Mobile 365 business purchased in the fourth quarter of 2006. We expect the Mobile 365 business to continue to cause increases in our days sales outstanding in the future largely due to the recognition of certain revenues on a net basis related to the delivery of third party content.
Net cash used for investing activities was $13.7 million for the three months ended June 30, 2007 compared to a $37.5 million use of cash for the six months ended June 30, 2006. The decrease in net cash used for investing activities is primarily due to lower purchases of cash investments during the six months ended June 30, 2007.
Net cash used for financing activities was to $37.4 million for the six months ended June 30, 2007 compared to $33.2 million for the six months ended June 30, 2006. The increase in cash used for financing activities is primarily due to a $13.3 million increase in the purchase of treasury stock to $58.6 million in the six month period ending June 30, 2007 compared to $45.3 million for the same period in 2006. This was partially offset by a $7.0 million increase in the net proceeds from the issuance of common stock related to the exercise of employee stock options.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through June 30, 2007, aggregate amounts purchased under the Stock Repurchase Program totaled $783.8 million. During the six months ended June 30, 2007, we repurchased 2.4 million shares at a cost of $58.6 million compared to 2.1 million shares at a cost of $45.3 million during the six months ended June 30, 2006.
On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $191.2 million remained available in the Stock Repurchase Program at June 30, 2007.
Liabilities for uncertain tax positions totaled $25.8 million at June 30, 2007. These liabilities have been classified as non-current as we do not reasonably estimate payment of these liabilities, if at all, within one year. Other than this one year period, however, we cannot make reasonably reliable estimates of the period of payment if any.
There have been no significant changes to the other contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
At June 30, 2007 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and investments to fund such activities in the future.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2007, we had identifiable net assets totaling $206.7 million associated with our European operations and $98.3 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as more fully described on Page 2 of this Report.
Foreign Exchange Risk
The functional currency of our international operating subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the period. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions in our statement of operations.
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. We do not currently enter into forward contracts or other similar instruments to hedge against foreign exchange exposures created by intercompany messaging revenues and expenses associated with the business of Mobile 365. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2007 was immaterial to our consolidated financial statements. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our intercompany messaging revenues and expenses and other activities will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at June 30, 2007 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at June 30, 2007 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For example, on November 8, 2006 we acquired Mobile 365, Inc., a Delaware company, in an all cash transaction. The purchase price of $418.3 million is comprised of $416.0 million in cash and $2.3 million in additional purchase related costs and is subject to adjustment based on Mobile 365’s final working capital as of the closing date. Net of acquired cash, the transaction was valued at approximately $394.9 million.
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
We may not achieve the desired benefits of our Mobile 365 or other acquisitions and investments. Acquisitions may not further our business strategy or we may pay more for acquired companies or assets than they may prove to be worth. Further, such companies may have limited infrastructure and systems of internal controls. In addition, for portions of the first year after acquisition, acquired companies may not be subject to our established system of internal control or subject to internal control testing by internal and external auditors.
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
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of June 30, 2007, we had approximately $540.7 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
Our revenues and operating results depend on the overall demand for our products and services. In part due to improvements in the worldwide economy, as well as our acquisition of Mobile 365, our revenues for the quarter ending June 30, 2007 exceeded revenues for the quarter ending June 30, 2006. If the U.S. and worldwide economies do not continue their growth patterns, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $119 million through June 30, 2007. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the second quarter of 2007, revenues outside North America represented 47 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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

As of June 30, 2007, we had identified net assets totaling $206.7 million associated with our EMEA operations, and $98.3 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Footnote 7 in the Notes to the Condensed Consolidated Financial Statements for a discussion of our patent litigation with Telecommunications Systems, Inc. Also, in May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere Mobile Edition infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent. No trial date has been set. Additionally, in February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing. The customers’ websites are based on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. We are currently involved in litigation in the U.S. Federal courts regarding infringement and validity of the patents. No trial date has been set. We believe that our positions in each of the matters noted above are meritorious and we intend to pursue our positions vigorously.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. We adopted FIN No. 48 on January 1, 2007. It had no material effect on our financial statements.
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
In July 2007 the FASB Staff discussed (1) issues regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement and (2) possible alternatives to address those issues through the issuance of an FASB Staff Position (FSP). Our current accounting and reporting related to our convertible debt instruments are in accordance with current accounting rules. If final interpretations of, or changes to, these rules necessitate a change in our current practices, our results of operations could be adversely affected.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2007, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2006)	Purchased (#)	($)	Programs (#)	or Programs ($)
April 1 — 30	233,200	$24.23	233,200	$225,556,000
May 1 — 31	1,467,791	23.41	1,467,791	191,195,000
June 1 — 30	—	—	—	—

Total	1,700,991	$23.52	1,700,991	$191,195,000

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 29, 2007. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:
1.	Election of three Class III directors, each to serve a three-year term expiring at the 2010 Annual Meeting of Stockholders or until a successor is duly elected and qualified. Cecilia Claudio, L. William Krause and Robert P. Wayman were the only nominees, and each was elected (79,879,578 votes were cast for the election of Ms. Claudio and 5,887,433 were withheld; 77,594,820 votes were cast for the election of Mr. Krause and 8,172,191 were withheld; and 83,293,570 votes were cast for the election of Mr. Wayman and 2,473,441 were withheld). There were no abstentions or broker non-votes. In addition to these directors, our board’s other incumbent directors (John Chen, Alan B. Salisbury, Richard C. Alberding, Jack E. Sum and Linda K. Yates) had terms that continued after the 2007 Annual Meeting. In June 2007 Michael Daniels was appointed to our Board of Directors to serve until the 2008 Annual Meeting.

2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2007 (82,927,625 for; 2,804,266 against; 57,464 abstentions and no broker non-votes).

3.	Approval of amendments to the Certificate of Incorporation to reorganize the Board of Directors into a single class (84,791,192 for; 897,517 against; 100,643 abstentions and no broker non-votes).

4.	Approval of amendments to the 2003 Stock Plan that among other matters increase the share reserve by 4,000,000 shares (60,019,618 for; 18,276,127 against; 115,008 abstentions and no broker non-votes).
ITEM 5: OTHER INFORMATION
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

August 9, 2007	SYBASE, INC.

	By	/s/ PIETER VAN DER VORST

Pieter Van der Vorst Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS

Jeffrey G. Ross Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restate Certificate of Incorporation of Sybase, Inc. and Amended and Restated Certificate of Designation, Rights, Preferences and Privileges of Series A Participating Preferred Stock of Sybase, Inc.
3.2	Bylaws of the Company, as amended and restated on June 11, 2007
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002