Form 10-Q
period 2007-09-30
SYBASE INC
filed 2007-11-09
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
On October 31, 2007, 89,669,737 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	December 31,
(In thousands, except share and per share data)	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$453,094	$355,303
Short-term cash investments	238,802	269,612

Total cash, cash equivalents and short-term cash investments	691,896	624,915
Restricted cash	6,109	6,014
Accounts receivable, net	211,398	218,016
Deferred income taxes	6,283	6,224
Prepaid expenses and other current assets	29,151	16,392

Total current assets	944,837	871,561
Long-term cash investments	19,253	12,781
Property, equipment and improvements, net	64,283	66,458
Deferred income taxes	39,502	36,069
Capitalized software, net	74,273	71,179
Goodwill	544,401	540,303
Other purchased intangibles, net	136,547	149,648
Other assets	36,172	39,551

Total assets	$1,859,268	$1,787,550

Current liabilities:
Accounts payable	$30,079	$23,439
Accrued compensation and related expenses	59,462	59,748
Accrued income taxes	19,543	31,364
Other accrued liabilities	103,415	108,436
Deferred revenue	194,427	193,431

Total current liabilities	406,926	416,418
Other liabilities	44,560	44,428
Deferred income taxes	14,368	14,448
Long-term tax liability	25,796	—
Long-term deferred revenue	4,826	3,965
Minority interest	5,179	5,160
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities Stockholders’ equity:
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 88,912,202 outstanding (2006-105,337,362 shares issued and 91,281,805 outstanding)	105	105
Additional paid-in capital	996,191	977,672
Accumulated earnings	167,785	92,817
Accumulated other comprehensive income	71,330	40,850
Cost of 16,425,160 shares of treasury stock (2006-14,055,557 shares)	(337,798)	(268,313)

Total stockholders’ equity	897,613	843,131

Total liabilities and stockholders’ equity	$1,859,268	$1,787,550

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Revenues:
License fees	$85,141	$76,338	$231,941	$226,367
Services	135,838	132,794	400,719	393,332
Messaging	34,287	—	97,666	—

Total revenues	255,266	209,132	730,326	619,699

Costs and expenses:
Cost of license fees	12,667	12,160	38,503	36,882
Cost of services	38,684	37,681	116,965	114,371
Cost of messaging	21,428	—	59,223
Sales and marketing	64,415	62,019	193,906	191,207
Product development and engineering	38,739	37,327	114,412	111,867
General and administrative	31,231	26,103	95,407	77,037
Amortization of other purchased intangibles	3,445	1,573	10,291	4,671
Cost (Reversal) of restructure	17	39	(30)	139

Total costs and expenses	210,626	176,902	628,677	536,174

Operating income	44,640	32,230	101,649	83,525
Interest income	9,041	10,910	24,951	29,702
Interest expense and other, net	(3,331)	(2,974)	(9,114)	(8,491)

Income before income taxes	50,350	40,166	117,486	104,736
Provision for income taxes	16,220	15,081	42,180	36,066

Net income	$34,130	$25,085	$75,306	$68,670

Basic net income per share	$0.38	$0.28	$0.83	$0.77

Shares used in computing basic net income per share	89,655	89,056	90,565	89,269

Diluted net income per share	$0.37	$0.27	$0.81	$0.75

Shares used in computing diluted net income per share	91,714	91,498	92,749	91,636

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	75,306	68,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,802	52,258
Minority interest in income of subsidiaries	20	—
Loss on disposal of assets	20	829
Deferred income taxes	(3,541)	(11,377)
Stock-based compensation — restricted stock	6,554	5,833
Stock-based compensation — all other	10,467	9,849
Excess tax benefit from stock-based compensation plans	(3,171)	—
Amortization of note issuance costs	1,477	1,477
Changes in assets and liabilities:
Accounts receivable	11,956	38,481
Other current assets	(3,846)	(2,055)
Other assets — operating	2,635	(2,600)
Accounts payable	6,573	3,806
Accrued compensation and related expenses	(301)	(1,203)
Accrued income taxes	13,313	20,219
Other accrued liabilities	(13,027)	(19,043)
Deferred revenues	1,857	(3,125)
Other liabilities	(541)	1,863

Net cash provided by operating activities	170,553	163,882

Cash flows from investing activities:
Increase in restricted cash	(95)	(193)
Purchases of available-for-sale cash investments	(231,304)	(364,397)
Maturities of available-for-sale cash investments	136,462	205,807
Sales of available-for-sale cash investments	119,735	237,255
Business combinations, net of cash acquired	(6,502)	(4,334)
Purchases of property, equipment and improvements	(16,533)	(13,162)
Proceeds from sale of property, equipment, and improvements	44	4
Capitalized software development costs	(27,474)	(29,171)
Increase in other assets — investing	(184)	(7)

Net cash provided by (used for) investing activities	(25,851)	31,802

Cash flows from financing activities:
Repayments of long-term obligations	(136)	(45)
Payments on capital lease	(1,276)	(243)
Net proceeds from the issuance of common stock and reissuance of treasury stock	23,096	32,675
Purchases of treasury stock	(91,421)	(45,280)
Excess tax benefit from stock-based compensation plans	3,171	—

Net cash used for financing activities	(66,566)	(12,893)

Effect of exchange rate changes on cash	19,655	9,085

Net increase in cash and cash equivalents	97,791	191,876

Cash and cash equivalents, beginning of year	$355,303	$398,741
Cash and cash equivalents, end of period	$453,094	$590,617

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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for three and nine months ended September 30, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.
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
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At September 30, 2007, an aggregate of 12,139,961 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded on the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Cost of services	$400	$(141)	$1,115	$1,220
Cost of messaging	121	—	431	—
Sales and marketing	1,346	1,111	3,818	3,158
Product development and engineering	763	693	2,105	1,965
General and administrative	3,158	3,031	9,552	9,338

Stock-based compensation expense included in total costs and expenses	5,788	4,694	17,021	15,681
Tax benefit related to stock-based compensation expense	(1,675)	(1,200)	(4,712)	(4,322)

Stock-based compensation expense included in net income	$4,113	$3,494	$12,309	$11,359

Reduction of net income per share:
Basic	$0.05	$0.04	$0.14	$0.13
Diluted	$0.04	$0.04	$0.13	$0.12
As of September 30, 2007, there was $48.3 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.4 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net income	$34,130	$25,085	$75,306	$68,670

Basic net income per share	$0.38	$0.28	$0.83	$0.77

Shares used in computing basic net income per share	89,655	89,056	90,565	89,269

Diluted net income per share	$0.37	$0.27	$0.81	$0.75

Shares used in computing basic net income per share	89,655	89,056	90,565	89,269
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,059	2,442	2,184	2,367

Shares used in computing diluted net income per share	91,714	91,498	92,749	91,636

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 5.2 million and 5.9 million for the three month periods ended September 30, 2007 and 2006, respectively, and were 3.9 million and 5.6 million for the nine months ended September 30, 2007 and 2006, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive. Shares that may be issued to holders of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price generally would be included in periods in which the average price of the Company’s common stock exceeds $25.22 per share, the initial conversion price. The computation of diluted net income per share excludes the impact of a conversion value excess as the conversion requirements have not yet been met. See Note 10 — Convertible Subordinated Notes.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net income	$34,130	$25,085	$75,306	$68,670
Foreign currency translation gains	17,719	1,891	30,168	12,663
Unrealized gains/(losses) on marketable securities	194	568	312	(20)

Comprehensive income	$52,043	$27,544	$105,786	$81,313

The Company’s foreign currency translation gains primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. The Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and nine month periods ended September 30, 2007 and 2006 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the three months ended September 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$58,096	$106	$—	—	$58,202
Mobile and Embedded	10,451	16,488	—	—	26,939

Subtotal license fees	68,547	16,594	—	—	85,141
Intersegment license revenues	44	8,709	—	$(8,753)	—

Total license fees	68,591	25,303	—	(8,753)	85,141
Services
Direct service revenue	123,985	11,853	—	—	135,838
Intersegment service revenues	44	7,222	—	(7,266)	—

Total services	124,029	19,075	—	(7,266)	135,838
Messaging	—	—	34,287	—	34,287

Total revenues	192,620	44,378	34,287	(16,019)	255,266
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	148,602	35,058	30,321	(16,019)	197,962

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	44,018	9,320	3,966	—	57,304
Amortization of other purchased intangibles	527	1,046	1,872	—	3,445
Amortization of purchased technology	403	2,074	937	—	3,414

Operating income before cost of restructure and unallocated costs	43,088	6,200	1,157	—	50,445
Cost of restructure - 2007 Activity	17	—	—	—	17

Operating income before unallocated costs	43,071	6,200	1,157	—	50,428
Unallocated costs					5,788

Operating income					44,640
Interest income, interest expense and other, net					5,710

Income before income taxes					$50,350
A summary of the segment financial information reported to the CEO for the three months ended September 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$53,205	$86	—	$53,291
Mobile and Embedded	8,256	14,791	—	23,047

Subtotal license fees	61,461	14,877	—	76,338
Intersegment license revenues	22	6,880	(6,902)	—

Total license fees	61,483	21,757	(6,902)	76,338
Services
Direct service revenue	120,808	11,986	—	132,794
Intersegment service revenues	109	6,690	(6,799)	—

Total services	120,917	18,676	(6,799)	132,794

Total revenues	182,400	40,433	(13,701)	209,132
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	148,209	32,934	(13,701)	167,442

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	34,191	7,499	—	41,690
Amortization of other purchased intangibles	527	1,046	—	1,573
Amortization of purchased technology	430	1,965	—	2,395

Operating income before cost of restructure and unallocated costs	33,234	4,488	—	37,722
Cost of restructure - 2006 Activity	45	—	—	45

Operating income before unallocated costs	33,189	4,488	—	37,677
Unallocated costs				5,447

Operating income				32,230
Interest income, interest expense and other, net				7,936

Income before income taxes				$40,166

A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$158,983	$473	$17	—	$159,473
Mobile and Embedded	24,879	47,589	—	—	72,468

Subtotal license fees	183,862	48,062	17	—	231,941
Intersegment license revenues	283	20,740	—	$(21,023)	—

Total license fees	184,145	68,802	17	(21,023)	231,941
Services
Direct service revenue	365,814	34,905	—	—	400,719
Intersegment service revenues	218	21,280	—	(21,498)	—

Total services	366,032	56,185	—	(21,498)	400,719
Messaging	—	—	97,666	—	97,666

Total revenues	550,177	124,987	97,683	(42,521)	730,326
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	439,265	103,570	90,016	(42,521)	590,330

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	110,912	21,417	7,667	—	139,996
Amortization of other purchased intangibles	1,581	3,138	5,572	—	10,291
Amortization of purchased technology	1,208	6,080	2,784	—	10,072

Operating income (loss) before cost of restructure and unallocated costs	108,123	12,199	(689)	—	119,633
Reversal of restructure - 2007 Activity	(30)	—	—	—	(30)

Operating income (loss) before unallocated costs	108,153	12,199	(689)	—	119,663
Unallocated costs					18,014

Operating income					101,649
Interest income, interest expense and other, net					15,837

Income before income taxes					$117,486
A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2006 is presented below:

				Consolidated
(In thousands)	IPG	iAS	Elimination	Total
Revenues:
License fees
Infrastructure	$156,486	$151	—	$156,637
Mobile and Embedded	21,115	48,615	—	69,730

Subtotal license fees	177,601	48,766	—	226,367
Intersegment license revenues	64	17,567	(17,631)	—

Total license fees	177,665	66,333	(17,631)	226,367
Services
Direct service revenue	358,827	34,505	—	393,332
Intersegment service revenues	211	18,882	(19,093)	—

Total services	359,038	53,387	(19,093)	393,332

Total revenues	536,703	119,720	(36,724)	619,699
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	443,169	101,514	(36,724)	507,959

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	93,534	18,206	—	111,740
Amortization of other purchased intangibles	1,533	3,138	—	4,671
Amortization of purchased technology	1,252	5,893	—	7,145

Operating income before cost of restructure and unallocated cost savings	90,749	9,175	—	99,924
Cost of restructure - 2006 Activity	145	—	—	145

Operating income before unallocated costs	90,604	9,175	—	99,779
Unallocated costs				16,254

Operating income				83,525
Interest income, interest expense and other, net				21,211

Income before income taxes				$104,736

6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2007	$96,186	$110,408	$333,709	$540,303
Goodwill recorded on Coboplan acquisition	—	3,510		3,510
Reduction in goodwill recorded on Mobile 365 acquisition	—	—	(293)	(293)
Foreign currency translation adjustments & other	820	61	—	881

Balance at September 30,2007	$97,006	$113,979	$333,416	$544,401

On November 8, 2006, the Company completed its acquisition of Mobile 365, Inc, a privately held mobile messaging and content delivery company for $416.2 million in cash and $2.3 million in additional purchase related costs.
The estimated excess of the purchase price over the fair value of the net tangible assets acquired was $410.7 million. Of the estimated $410.7 million excess, $25.2 million was allocated to developed existing technology, $50.7 million was allocated to customer contracts and relationships, and $334.8 million was initially allocated to goodwill. These amounts are subject to change pending the final analysis of the fair values of the assets acquired and the liabilities assumed, including the valuation of certain tax assets acquired that are dependent on the filing of Mobile 365’s pre-acquisition tax returns and the resolution of on going legal matters (see Note 7, Litigation).
On August 13, 2007, the Company acquired Japan-based Coboplan, a privately held provider of mapping software solutions, also known as Geographic Information System (GIS) software solutions, for approximately $6.4 million in cash. This purchase price exceeds the fair value of the net tangible assets acquired by $6.1 million. Of this excess, $2.6 million was allocated to developed technology with a useful life of five years, and $3.5 million was assigned to goodwill. The Company expects to use Coboplan’s technology to enhance its current offerings for mobile applications. The results of Coboplan are included in the Company’s IAS reporting segment from August 13, 2007 onward.
The following table reflects the carrying amount and accumulated amortization of intangible assets:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$167,910	$(105,407)	$62,503	$163,333	$(95,193)	$68,140
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(139)	180	319	(59)	260
Customer lists	101,346	(34,582)	66,764	98,289	(24,141)	74,148

Totals	$276,675	$(140,128)	$136,547	$269,041	$(119,393)	$149,648

The amortization expense on these intangible assets for the three months ended September 30, 2007 was $6.9 million, of which $2.5 million was included within “cost of license fees” and $0.9 million was included within “cost of messaging” on the Company’s income statement for the three months ended September 30, 2007. The amortization expense on these intangible assets for the nine months ended September 30, 2007 was $20.4 million, of which $7.3 million was included within “cost of license fees” and $2.8 million was included within “cost of messaging” on the Company’s income statement for the nine months ended September 30, 2007. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2007	$27,170
2008	27,204
2009	26,812
2010	24,377
2011	18,867
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill. At September 30, 2007 the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.1 years. At September 30, 2007 the weighted average amortization period of the gross carrying value of purchased technology and customer lists were 6.6 years and 7.5 years, respectively.
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
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS has filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it has requested that any injunction be stayed pending the outcome on appeal). Sybase 365 has filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, and for pre-judgment interest at the rate of prime plus 1%, compounded quarterly. The court has also partially granted Sybase’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million. The court has not yet ruled on the other outstanding motions. If the jury award stands after the court issues its rulings on the remaining motions, Sybase 365 intends to appeal.
The November 2006 merger agreement between Sybase and Mobile 365 established an escrow which provides for indemnification of Sybase by Mobile 365’s former stockholders for certain losses related to the TCS litigation. If both parties post trial motions do not prevail and if damages are limited to the adjusted jury verdict of $9.9 million, Sybase would bear responsibility for approximately $1 million of this amount after reflecting the merger indemnification rights. Sybase believes that the escrow established by the merger agreement will be adequate to address the substantial majority of losses, if any, related to this litigation.
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
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at September 30, 2007. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. During the first nine months of 2007, the Company repurchased 3.8 million shares at a cost of approximately $91.4 million under the stock repurchase program. From the program’s inception through September 30, 2007, the Company has used an aggregate total of $691.6 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 39.8 million shares.

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
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in millions)	Lease Cancellations / Commitments and Other
Restructuring plan	2004	2003	2002	2001	AvantGo	Mobile 365

Accrued liabilities at December 31, 2006	$4.2	$0.2	$8.3	$2.0	$0.9	$1.3
Amounts paid	(0.9)	(0.1)	(2.3)	(0.6)	(0.8)	(0.5)
Amounts reversed		(0.1)			(0.1)

Accrued liabilities at September 30, 2007	$3.3	$—	$6.0	$1.4	$—	$0.8

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
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million for the three months ended September 30, 2007 and 2006, excluding amortization of debt issuance costs totaling $0.5 million for the three months ended September 30, 2007 and 2006. The Company recognized interest expense of $6.0 million for the nine months ended September 30, 2007 and 2006, excluding amortization of debt issuance costs totaling $1.5 million for the nine months ended September 30, 2007 and 2006.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million. The unamortized balance is included in “other assets” in the Company’s consolidated Balance Sheets at September 30, 2007 and December 31, 2006. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. The remaining unamortized offering fees and expenses were $4.7 million and $6.1 million at September 30, 2007 and December 31, 2006, respectively.
11. Income Taxes. The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As of that date, the Company had $44 million of unrecognized tax benefits, $43 million of which, if recognized, would affect the Company’s effective tax rate if the tax benefits are subsequently realized. As of January 1, 2007, the Company had $3 million of accrued interest included in the $44 million of unrecognized tax benefits. Unrecognized tax benefits resulting from tax positions expected to be taken during the nine months ending September 30, 2007 increased by approximately $6.6 million.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2003. The Company is no longer subject to Canadian income tax examination for years before 2000. Income tax returns filed in certain state and foreign jurisdictions are under examination.

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
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365, Inc.), a privately held mobile messaging and content delivery company for approximately $418.5 million. Total revenues of Sybase 365 for the three and nine month periods ended September 30, 2007, were $34.3 million and $97.7 million, respectively. Operating income for this business segment during the three and nine month periods ended September 30, 2007 was $4.0 million and $7.7 million, respectively.
Executive Overview
Our Business
Sybase is a global enterprise software and services company exclusively focused on managing and mobilizing information from the data-center to the point of action. We provide open, cross-platform solutions that securely deliver information anytime, anywhere, enabling customers to create an information edge.
Our value proposition involves enabling the Unwired Enterprise through integrated applications, solutions designed to manage information across the enterprise, allowing customers to extract more value from their information technology (IT) investments. We deliver a full range of solutions to ensure that customer information is securely managed and mobilized to the point of action, including enterprise and mobile databases, middleware, synchronization, encryption and device management software, and mobile messaging services.
During the fourth quarter of 2006 we expanded our reach by acquiring Mobile 365, a privately-held global provider of mobile messaging services and premium content delivery and value added services. Mobile 365 extends our Unwired Enterprise strategy with the addition of two new enterprise channels—leading mobile operators and content providers—and an extensive, operator-grade network with connections to approximately 700 mobile operators around the world. Through Mobile 365’s global footprint, Sybase enables enterprises to deliver data and applications to over 70% of the world’s mobile subscriber population. Mobile 365 operates as a separate business unit, renamed Sybase 365.
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

Our Results
We reported total revenues of $255.3 million for the three months ended September 30, 2007, which represented a $46.1 million (22 percent) increase from total revenues of $209.1 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to the mobile messaging services of Sybase 365 which contributed revenue of $34.3 million in the quarter. A $3.5 million (10 percent) increase in iAS revenues and a $10.2 million (6 percent) in IPG revenues also contributed to the overall increase.
The increase in iAS revenues was attributable to a 16 percent increase in license revenue and a 2 percent increase in service revenue. The increase in license revenue was primarily attributed to a 31 percent increase in license revenues from our mobile and embedded database product, while the increase in service revenue was primarily attributable to an increase in technical services revenue. Going forward, we believe our iAS revenues will be aided by momentum from our Unwired Enterprise initiative. The increase in IPG revenue was largely attributable to a 12 percent increase in license revenue and a 3 percent increase in services revenue. The overall increase in IPG license revenue was attributable to an 18 percent increase in database license revenues which is largely fueled by the momentum from our IQ analytics server.
With respect to Sybase 365, we continue to see strong growth in messaging volume including triple digit percentage increases in multi-media messaging traffic, and greater adoption of messaging as an effective means for enterprises to reach their customers. We believe the growth in messaging traffic and adoption by the enterprise will continue to benefit our Sybase 365 messaging segment.
For the first nine months of fiscal 2007, our total revenues were $730.3 million compared to $619.7 million for the same nine month period in 2006. During this period, Sybase 365 contributed revenues of $97.7 million.
We reported net income of $34.1 million for the third quarter of 2007, compared to net income of $25.1 million for the same period last year. The increase in net income was driven by greater net income in each of our business segments, with the largest increase within IPG. This was partially offset by a reduction in interest income attributable to the cash used in the purchase of Mobile 365 during the fourth quarter of 2006, Our operating margin for the third quarter of 2007 was 17.5 percent compared to 15.4 percent for the same period in 2006. Before inclusion of the results of Sybase 365 our operating margin for the third quarter of 2007 was 22.3 percent compared to 15.4 percent for the same period in 2006.
Our overall financial position remains strong. During the third quarter we generated net cash from operating activities of $47.1 million, and had $717.3 million in cash, cash equivalents and cash investments (including restricted cash) at September 30, 2007. Our days sales outstanding in accounts receivable was 75 days for the quarter ended September 30, 2007 compared to 57 days for the quarter ended September 30, 2006. The increase in days sales outstanding at September 30, 2007 was attributable to Sybase 365 which has certain net revenue models under which receivable balances are generated without corresponding revenue. The Sybase 365 segment has, and is expected to retain, a higher DSO than those of the historical Sybase business. Before consideration of the Sybase 365 business, DSO would have been 57 days.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results”.
Business Trends
Overall, the IT spending patterns we are witnessing support our view that fiscally cautious customers generally are continuing to purchase products and services based on present needs as opposed to fulfilling anticipated future needs. We also see some indications that 2008 IT budgets may be constricted for certain companies in the financial services industry where we have a significant market share and presence. We have not noted a change in buying patterns to date for these customers and remain cautiously optimistic that our business with this sector will not be materially impacted.
Notwithstanding the above we continue to see a proliferation of enterprise data and greater customer willingness to invest resources on new data integration initiatives and analytic solutions. These solutions contributed to a year over year increases of 29 percent in license revenue from these products during the third quarter. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.
The overall environment for new sales of enterprise infrastructure software primarily sold by our IPG segment is limited by a maturing enterprise infrastructure software market which moderates the overall growth potential for this segment. We continue to maintain, however, a strong pipeline for enterprise infrastructure products especially continued high demand for our Adaptive Server® Enterprise (ASE) 15.0. During the quarter we added over 300 new ASE customers.

With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. We believe that for the remainder of 2007 we are supported by a strong product cycle with our refreshed iAnywhere product platform that will continue to drive growth in the iAS segment. We also see a growing pipeline associated with extending enterprise level data to handheld devices which we believe supports and validates our Unwired Enterprise initiative.
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
Moving forward we will continue to manage our operating margin, pursue synergies between our software and messaging businesses, and aggressively pursue our Unwired Enterprise initiative.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Accounting for Income Taxes” below, we believe that during the first nine months of 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
•	Accounting for Income Taxes
As discussed in Note 11 “Income Taxes”, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may recognize or continue to recognize only tax positions that meet a “more likely than not” threshold. Prior to January 1, 2007, we followed the guidance of FAS No. 5 in assessing uncertain tax positions. Under FAS No. 5, we accrued for uncertain tax positions based on whether an assessment was probable and also estimable. Both before and after the adoption of FIN 48, we classify any interest and penalties associated with these tax positions as income taxes. As a result of adopting FIN 48, we did not record any cumulative effect adjustment to the opening balance of retained earnings and additional paid-in-capital.
As of January 1, 2007 we had $44 million of unrecognized tax benefits, $43 million of which, if recognized, would affect our effective tax rate if the tax benefits are subsequently realized. As of January 1, 2007, we had $3 million of accrued interest included in the $44 million of unrecognized tax benefits. Unrecognized tax benefits resulting from tax positions expected to be taken during the nine months ending September 30, 2007 increased by approximately $6.6 million.
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
Results of Operations
Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
License fees by segment:
IPG	$68.6	$61.5	12%	$184.1	$177.7	4%
IAS	25.3	21.7	17%	68.8	66.3	4%
SY365	—	—	*	—	—	*
Eliminations	(8.8)	(6.9)	28%	(21.0)	(17.6)	19%

Total license fees	$85.1	$76.3	12%	$231.9	$226.4	2%

Percentage of total revenues	34%	36%		32%	37%
Services by segment:
IPG	$124.0	$120.9	3%	$366.0	$359.0	2%
IAS	19.1	18.7	2%	56.2	53.4	5%
Eliminations	(7.3)	(6.8)	7%	(21.5)	(19.1)	13%

Total services	$135.8	$132.8	2%	$400.7	$393.3	2%

Percentage of total revenues	53%	64%		55%	63%
Messaging by segment:
SY365	$34.3	—	*	$97.7	—	*

Total messaging	$34.3	—	*	$97.7	—	*

Percentage of total revenues	13%	—	*	13%	—	*
Total revenues	$255.2	$209.1	22%	$730.3	$619.7	18%

*	Not meaningful
License revenues increased 12 percent for the three months ended September 30, 2007 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to a $7.1 million (12 percent) increase in IPG license revenues and a $3.5million (17 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by an 18 percent increase in the database license revenues, namely our IQ and Adaptive Server Enterprise Products. The increase in iAS license revenues was largely attributable to a 31 percent increase in revenue associated with our SQL Anywhere® product.
License revenues increased 2 percent for the nine months ended September 30, 2007 compared to the same period last year. The increase in license revenues was primarily attributable to a $6.4 million (4 percent) increase in IPG license revenues along with a $2.5 million (4 percent) increase in iAS license revenues. The increase in IPG license fees was driven by an increase of 60 percent in our IQ analytic server product, partially offset by an 8 percent decrease in revenues from our Adaptive Server Enterprise product line. The increase in iAS license revenues was largely attributable to the 19 percent increase in revenue from our SQL Anywhere® product, partially offset by a 20 percent decrease in revenue from our Afaria product.
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
Total services revenues (which include technical support, professional services and education) increased $3.0 million (2 percent) and $7.4 million (2 percent) for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. For the three months ended September 30 2007 the increase in services revenues was primarily due to a $3.1 million (3 percent) increase in IPG service revenues and a $0.4 million (2 percent) increase in iAS service revenues. These increases were primarily in technical support revenues, partially offset by declines in professional services revenues. For the nine months ended September 30, 2007 the increase in service revenues was primarily due to a $7.0 million (2 percent) increase in IPG service revenues and a $2.8 million (5 percent) increase in iAS service revenues. These increases were primarily in technical support revenues, partially offset by declines in professional services revenues.
Total technical support revenues increased $4.3 million (4 percent) and $10.6 million (4 percent) for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Technical support revenues comprised approximately 80 and 79 percent of total services revenues for the three and nine months ended September 30, 2007, respectively compared to 78 percent of total service revenues for both the three and nine months ended September 30, 2006. Deferred revenues relate principally to technical support revenues and declined $20.0 million (9 percent) from June 30 to September 30, 2007 and increased $1.9 (1 percent) from December 31, 2006 to September 30, 2007. This is comparable to a $20.6 million (11 percent) decrease and a $3.1 million (2 percent) increase for the same three and nine month periods in 2006 and follows seasonal patterns.
Professional services and education revenues decreased 3 percent and 2 percent during the three and nine month periods ended September 30, 2007, respectively compared to the same periods in 2006. This decrease was primarily attributable to a $0.7 million (3 percent) and $1.8 million (3 percent) decline in IPG professional services revenues for the three and nine month periods ended September 30, 2007, respectively.
Messaging revenues earned in the three and nine months ended September 30, 2007 were $34.3 million and $97.7 million resulting from the acquisition of Mobile 365 in November 2006. Messaging fees consist primarily of revenues earned from the provision of inter-carrier messaging (SMS and MMS), premium content delivery and settlement, and enterprise messaging services to wireless operators, brands, content providers and enterprises.
Geographical Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
North American	$131.4	$115.1	14%	$386.3	$346.7	11%
Percentage of total revenues	51%	55%		53%	56%
Total Outside North America	$123.8	$94.0	32%	$344.0	$273.0	26%
Percentage of total revenues	49%	45%		47%	44%
International: EMEA (Europe, Middle East and Africa)	$86.4	$62.6	38%	$235.9	$184.5	28%
Percentage of total revenues	34%	30%		32%	30%
Intercontinental: (Asia Pacific and Latin America)	$37.4	$31.4	19%	$108.1	$88.5	22%
Percentage of total revenues	15%	15%		15%	14%
Total revenues	$255.2	$209.1	22%	$730.3	$619.7	18%
North American revenues (United States, Canada and Mexico) increased $16.3 million (14 percent) for the three months ended September 30, 2007 compared to the same period last year. The increase was primarily due to the $9.7 million inclusion of Sybase 365’s messaging revenues and a $3.7 million (35 percent) increase in license revenues from products in the iAS segment. For the nine months ended September 30, 2007, North American revenues increased $39.6 million (11 percent) compared to the same period last year. This was primarily due to the $31.3 million inclusion of Sybase 365’s messaging revenues and $5.1 million (16 percent) increase in license revenues from products in the iAS segment.
International revenues comprised 49 percent and 45 percent of total revenues for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 international revenues comprised 47 percent and 44 percent of total revenues compared to the same period last year.
EMEA (Europe, Middle East and Africa) revenues for the three months ended September 30, 2007 increased $23.8 million (38 percent) compared to the three months ended September 30, 2006. The increase was primarily due to the $19.7 million inclusion of Sybase 365’s messaging revenues and a $3.9 million (8 percent) increase in service revenues. Messaging revenues in France, Spain and UK and service revenue increases in the UK contributed most to the overall increase in the third quarter of 2007. Revenues for the nine months ended September 30, 2007 increased $51.4 million (28 percent) compared to the nine months ended September 30, 2007. The increase was primarily due to the inclusion of Sybase 365’s messaging revenues of $53.1 million and an $8.3 million (8 percent) increase in service revenues. This was partially offset by a $6.8 million (9 percent) decline in license revenues. Messaging revenues in France, Spain and UK and service revenues in France, Italy, Germany and the UK contributed most to this increase. This was partially offset by declines in license revenues in the UK.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended September 30, 2007 increased $6.0 million (19 percent) compared to the three months ended September 30, 2006. The increase was primarily attributable to the $4.8 million inclusion of Sybase 365’s messaging revenues, a $1.3 million (3 percent) increase in service revenues and a $0.9 million (5 percent) increase in license revenues. Messaging revenues in Singapore and Australia contributed most to the overall increase in the third quarter of 2007, offset by a decline in license revenues in India. For the nine months ended September 30, 2007, intercontinental revenues increased $19.6 million (22 percent) compared to the same period in 2006. Messaging revenues of $13.3 million contributed most to the increase, in addition, license revenues increased $5.2 million (11 percent) and service revenues increased $1.5 million (3 percent). Messaging revenues in Singapore and Australia contributed most to the overall increase in the nine months ended September 30, 2007. License revenues in Brazil and Japan contributed most to the overall increase for the nine months ended September 30, 2007.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended September 30, 2007, foreign currency exchange rate changes from the same period last year resulted in a $7.1 million (3 percent) increase in our revenues and a $3.6 million (2 percent) increase in our operating expenses. During the nine months ended September 30, 2007, foreign currency exchange rate changes from the same period last year resulted in a $17.5 million (3 percent) increase in our revenues and a $10.5 million (2 percent) increase in our operating expenses. The change for the comparable periods was primarily due to the weakness in the U.S. dollar against certain European and Intercontinental currencies.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Cost of license fees	$12.7	$12.2	4%	$38.5	$36.9	4%
Percentage of license fees revenues	15%	16%		17%	16%
Cost of services	$38.7	$37.7	3%	$117.0	$114.4	2%
Percentage of services revenues	28%	28%		29%	29%
Cost of messaging	$21.4	—	*	$59.2	—	*
Percentage of messaging revenues	62%	—		61%	—
Sales and marketing	$64.4	$62.0	4%	$193.9	$191.2	1%
Percentage of total revenues	25%	30%		27%	31%
Product development and engineering	$38.7	$37.3	4%	$114.4	$111.9	2%
Percentage of total revenues	15%	18%		16%	18%
General and administrative	$31.2	$26.1	20%	$95.4	$77.0	24%
Percentage of total revenues	12%	12%		13%	12%
Amortization of other purchased intangibles	$3.4	$1.6	113%	$10.3	$4.7	119%
Percentage of total revenues	1%	1%		1%	1%
Cost (Reversal) of restructure	$0.0	$0.0	*	$(0.0)	$0.1	*
Percentage of total revenues	*	*		*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $12.7 million and $38.5 million for the three and nine months ended September 30, 2007, up from $12.2 million and $36.97 million for the three and nine months ended September 30, 2006, respectively. Such costs were 15 percent and 17 percent of license revenues for the three and nine months ended September, 2007, respectively, as compared to 16 percent for the same periods in 2006. The increase in the cost of license fees for the three and nine months ended September 30, 2007 was primarily due to an increase in amortization of capitalized software development costs. The amortization of capitalized software costs was $7.9 million and $24.1 million for the three and nine months ended September 30, 2007, respectively, compared to $7.4 million and $23.1 million for the three and nine month periods ended September 30, 2006. The increase in capitalized software amortization for the three and nine months ended September 30, 2007 was due to SQL Anywhere 10.0 and ASE 15.0.1. The amortization of purchased technology included in cost of license fees was $2.5 million and $7.3 million for the three and nine months ended September 30, 2007, respectively, compared to $2.3 million and $7.1 million for the three and nine months ended September 30, 2006, respectively. The increase in amortization of purchased technology for the three and nine months ended September 30, 2007 was not significant.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs were $38.7 million and $117.0 million for the three and nine months ended September 30, 2007, respectively, as compared to $37.7 million and $114.4 million for the same periods in 2006. These costs were 28 percent and 29 percent of services revenues for the three and nine months ended September 30, 2007, respectively, as well as for same periods in 2006. The increase in cost of services in absolute dollars for the three and nine months ended September 30, 2007 is primarily due to an increase in payroll and related costs associated with increases in technical support and professional services headcount. The headcount reflected in this expense category was approximately 6 percent higher at September 30, 2007 compared to September 30, 2006. In addition, stock compensation expense for the three month period ended September 30, 2007 increased $0.5 million compared to the same period in the prior year.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three and nine months ended September 30, 2007 totaled $21.4 million and $59.2 million, respectively. Cost of messaging increases in absolute dollars as more messages are delivered and as a percentage of revenue as more messages are delivered internationally. The amortization of purchased technology was $0.9 million and $2.8 million for the three and nine months ended September 30, 2007, respectively,
Sales and Marketing. Sales and marketing expenses were $64.4 million and $193.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $62.0 million and $191.2 million for the same periods last year. These costs were 25 percent and 27 percent of total revenues for the three and nine month periods ended September 30, 2007 as compared to 30 percent and 31 percent of total revenues for the three and nine month periods ended September 30, 2006. The increase in sales and marketing expenses for the three and nine month periods ending September 30, 2007 in absolute dollars was due to increases in payroll and related costs compared to the same periods in 2006. The decrease in costs as a percentage of revenues for the three and nine months ended September 30, 2007 were primarily due a decrease in allocated costs along with a decline in payroll and related costs associated with decreases in sales and marketing headcount in earlier quarters. We allocate various common cost, primarily telecommunications, IT infrastructure, and facilities related expenses to sales and marketing, product development and engineering, and general and administrative expenses. The headcount in this category was flat with the headcount at September 30, 2007 compared to September 30, 2006.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $38.7 million and $114.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $37.3 million and $111.9 million for the same periods last year. These costs were 15 percent and 16 percent of total revenues for the three and nine months ended September 30, 2007, respectively, as compared to 18 percent for the three and nine month periods ended September 30, 2006. The increase in product development and engineering costs in absolute dollars for the three months ended September 30, 2007 is primarily due to an increase in payroll and related costs. The increase in product development and engineering costs in absolute dollars for the nine months ended September 30, 2007 is primarily due to a decrease in capitalized software costs and an increase in payroll and related costs associated with increases in engineering headcount, partially offset by a decrease in allocated costs. The capitalized software costs decreased in the nine month period due to the completion of the SQL Anywhere 10.0 project during the third quarter of 2006. An increase in payroll and related costs associated with headcount from the acquisition of Mobile 365 also contributed to the increase spending. The decrease in costs as a percentage of revenues was primarily due to the inclusion of Mobile 365 revenues and product development expenses, which are incurred at lower levels than those of IPG and iAS.
We capitalized approximately $10.2 million and $27.2 million of software development costs for the three and nine months ended September 30, 2007 compared to $10.3 million and $29.1 million for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, capitalized software costs included costs incurred for efforts associated with Adaptive Server Enterprise 15.0.2 and 15.1, SQL Anywhere 10.0, and PowerDesigner® 12.5, DIS 1.2.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $31.2 million and $95.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $26.1 million and $77.0 million for the three and nine months ended September 30, 2006. These costs represented 12 percent and 13 percent for the three and nine months ended September 30, 2007 as compared to 13 percent for the three and nine months ended September 30, 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues for the three and nine months ended September 30, 2007 was primarily attributable to our acquisition of Mobile 365 and related legal and personnel related expenses.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, the amortization of the established customer lists and other intangible assets associated with our acquisition of Extended Systems in 2005 and the amortization of the established customer lists associated with our acquisition of Mobile 365 in 2006. The increases in amortization of other purchased intangibles for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year are primarily due to the inclusion of amortization related to the intangible assets recognized as part of the acquisition of Mobile 365.
Cost of Restructure. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses, and recorded acquisition related liabilities when we acquired Mobile 365 and AvantGo. See Note 9 to Condensed Consolidated Financial Statements
Operating Income
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Operating income by segment:
IPG	$43.1	$33.2	30%	$108.1	$90.6	19%
IAS	6.2	4.5	38%	12.2	9.2	33%
SY365	1.1	—	*	(0.7)	—	*
Unallocated costs	(5.8)	(5.5)	5%	(18.0)	(16.3)	10%

Total operating income:	$44.6	$32.2	39%	$101.6	$83.5	22%

Percentage of total revenues	17%	15%		14%	13%

*	Not meaningful

Operating income was $44.6 million and $101.6 million for the three and nine months ended September 30, 2007, respectively, compared to operating income of $32.2 million and $83.5 million for the three and nine months ended September 30, 2006, respectively. The increase in operating income for the three and nine months ended September 30, 2007 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses,” above. Segment operating income includes the revenues and expenses described in Note 5 to the unaudited consolidated financial statements — Segment Information, Part I, Item I.
Consolidated operating margins, when compared to comparable periods in the prior year, improved for both the three and nine month periods. For the three month periods ended September 30, 2007 and 2006 the consolidated operating margin was 17 percent and 15 percent, respectively. For the nine month periods ended September 30, 2007 and 2006 the consolidated operating margin was 15 percent and 13 percent, respectively. The inclusion of the Sybase 365 segment decreased overall operating margins for both the three and nine month periods ended September 30, 2007. Before inclusion of the results of Sybase 365 our operating margin was 18 percent and 15 percent for the three and nine months ended September 30, 2007, compared to 14 percent and 13 percent for the same periods in 2006.
The operating margin for the IPG segment was 22 percent and 20 percent for the three and nine months ended September 30, 2007 compared to 18 percent and 17 percent for the three and nine months ended September 30, 2006. The increase in operating margin in the IPG segment for the three months ended September 30, 2007 was primarily due to an increase in revenues while operating expenses remained flat. The increase in revenue for the three months ended September 30, 2007 is primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above. The increase in the IPG segment operating margin for the nine months ended September 30, 2007 was primarily due to an increase in revenues combined with a decrease in operating expenses. The operating expense decrease for the nine month period was primarily related to declines in sales and marketing expenses. The changes in revenues for the nine month period was primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating margin for the iAS segment was 14 percent and 10 percent for the three and nine months ended September 30, 2007 compared to 11 percent and 8 percent for the same period in 2006. The increase in the iAS segment operating margin was primarily due to an increase in total revenues of 10 percent and 4 percent for the three and nine months periods ending September 30, 2007. The increases in revenues for the three and nine month periods were primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating income for the Sybase 365 segment for the three month period ended September 30, 2007 was $1.2 million and the operating loss for the nine months ended September 30, 2007 was $0.7 million.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three month period ended September 30, 2007 consisted primarily of stock-based compensation expenses
During the three and nine months ended September 30, 2007, foreign currency exchange rate changes from the same periods last year resulted in a $7.1 million (3 percent) increase and a $17.5 million (3 percent) increase in our revenues and a $3.6 million (2 percent) increase and $10.5 million (2 percent) increase in our operating expenses.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Interest income	$9.0	$10.9	(17%)	$25.0	$29.7	(16%)
Percentage of total revenues	4%	5%		3%	5%
Interest expense and other, net	$(3.3)	$(3.0)	10%	$(9.1)	$(8.5)	7%
Percentage of total revenues	(1%)	(1%)		(1%)	(1%)
Interest income decreased to $9.0 million and $25.0 million for the three and nine months ended September 30, 2007, respectively, compared to $10.9 million and $29.7 million for the same period last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three and nine month periods in 2007 is primarily due to the decrease in the cash balances invested. Our invested cash balances decreased as a result of cash used in our purchase of Mobile 365 in November of 2006.

Interest expense and other, net, primarily includes: interest expense on convertible subordinated notes which bear interest at 1.75 percent; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; and bank fees. Interest expense and other, net was an expense of $3.3 million and $9.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $3.0 million and $8.5 million or the three and nine months ended September 30, 2006.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$16.2	$15.1	7%	$42.2	$36.1	17%
We recorded an income tax provision for the third quarter of 2007 equal to approximately 32.2 percent of pre-tax book income. Our rate for the nine month period ended September 30, 2007 was 35.9 percent. The decrease in the tax rate for the third quarter was largely attributable to a reduction in tax reserves resulting from the expiration of certain statute of limitations. These rates compare to a tax rate of approximately 37.5 percent and 34.4 percent for the comparable three and nine month periods in 2006, respectively.
Our effective tax rate for the quarter and year differs from the statutory rate of 35 percent primarily due to the impact of state taxes, the impact of projected foreign tax losses for which no tax benefit is expected, and the addition of tax reserves relating mainly to foreign transfer pricing exposures and the deductibility of certain expenses, offset somewhat by the deferral of certain low-tax foreign source earnings, the domestic production activities tax deduction, and the expected utilization during 2007 of research credits which previously carried a valuation allowance. See Condensed Consolidated Financial Statements, Note 11 — Income Taxes.
Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Net income	$34.1	$25.1	36%	$75.3	$68.7	10%
Percentage of total revenues	13%	12%		10%	11%
Basic net income per share	$0.38	$0.28	36%	$0.83	$0.77	8%
Diluted net income per share	$0.37	$0.27	37%	$0.81	$0.75	8%
Shares used in computing basic net income per share	89.7	89.1	1%	90.6	89.3	1%
Shares used in computing diluted net income per share	91.7	91.5	*	92.7	91.6	1%

*	Not meaningful
We reported net income of $34.1 million and $75.3 million for the three and nine months ended September 30, 2007, respectively, compared to net income of $25.1 million and $68.7 million for the same periods last year. The increase in net income for the three and nine months ended September 30, 2007 is due to the various factors discussed above.
Basic net income per share was $0.38 and $0.83 for the three and nine months ended September 30, 2007, respectively, as compared to $0.28 and $0.77 for the same periods in 2006. Diluted net income per share was $0.37 and $0.81 for the three and nine months ended September 30, 2007, respectively, as compared to $0.27 and $0.75 for the same periods in 2006.
Shares used in computing basic and diluted net income per share were unchanged and increased 1 percent for the three and nine months ended September 30, 2007 as compared to the same period in 2006. The increases were due primarily to the exercises of employee stock options offset by shares repurchased under our stock repurchase program.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $25.22 per share, the initial conversion price. For the three and nine month periods ended September 30, 2006 and 2007 our average share price did not exceed $25.22 and accordingly such shares are not included in the calculation of diluted earnings per share. If such shares were dilutive and included in the shares used in computing the dilutive earnings per share, our diluted shares would be greater and our earnings per share amounts could be less. For example, if during the three month period ended September 30, 2007 our average share price was $27.22, or $2.00 greater than the $25.22 initial conversion amount, our diluted shares outstanding would have increased by 1.3 million which would not have caused a $0.01 decrease in our reported diluted earnings per share for the three months ended September 30, 2007. See Condensed Consolidated Financial Statements, Note 10 — Convertible Subordinated Notes.

Liquidity and Capital Resources
(Dollars in millions)

	Nine Months Ended
	September 30,
			Percent
	2007	2006	Change
Working capital	$537.9	$733.5	(27%)
Cash and cash equivalents	$453.1	$974.0	(53%)
Net cash provided by operating activities	$170.6	$163.9	4%
Net cash provided by (used for) investing activities	$(25.9)	$31.8	*
Net cash used for financing activities	$66.6	$12.9	416%

*	Not meaningful
At September 30, 2007 our cash, cash equivalents and long-term cash investments, excluding restricted cash totaled $711.2 million, a $73.5 million increase from December 31, 2006. We generated $170.6 million in cash from operations during that period. Our days sales outstanding in accounts receivable was 75 days for the quarter ended September 30, 2007 compared to 57 days for the quarter ended September 30, 2006. The increase in days sales outstanding was primarily attributable to the Mobile 365 business purchased in the fourth quarter of 2006. We expect the Mobile 365 business to continue to cause increases in our days sales outstanding in the future largely due to the recognition of certain revenues on a net basis on the premium application messaging business.
Net cash used for investing activities was $25.9 million for the nine months ended September 30, 2007 compared to a $31.8 million source of cash for the nine months ended September 30, 2006. The increase in net cash used for investing activities is primarily due to lower sales of cash investments during the nine months ended September 30, 2007.
Net cash used for financing activities was $66.6 million for the nine months ended September 30, 2007 compared to $12.9 million for the nine months ended September 30, 2006. The increase in cash used for financing activities is primarily due to a $46.1 million increase in the purchase of treasury stock to $91.4 million in the nine month period ending September 30, 2007 compared to $45.3 million for the same period in 2006. This was partially offset by a $9.6 million increase in the net proceeds from the issuance of common stock related to the exercise of employee stock options.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through September 30, 2007, aggregate amounts purchased under the Stock Repurchase Program totaled $816.6 million. During the nine months ended September 30, 2007, we repurchased 3.8 million shares at a cost of $91.4 million compared to 2.1 million shares at a cost of $45.3 million during the nine months ended September 30, 2006.
On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $158.4 million remained available in the Stock Repurchase Program at September 30, 2007.
Liabilities for uncertain tax positions totaled $25.8 million at September 30, 2007. These liabilities have been classified as non-current as we do not reasonably estimate payment of these liabilities, if at all, within one year. Other than this one year period, however, we cannot make reasonably reliable estimates of the period of payment if any.
There have been no significant changes to the other contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
At September 30, 2007 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and investments or incur additional debt to fund such activities in the future.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2007, we had identifiable net assets totaling $232.1 million associated with our European operations and $113.8 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. We do not currently enter into forward contracts or other similar instruments to hedge against foreign exchange exposures created by intercompany messaging revenues and expenses associated with the business of Mobile 365. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2007 was immaterial to our consolidated financial statements. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our intercompany messaging revenues and expenses and other activities will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at September 30, 2007 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at September 30, 2007 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For example, on November 8, 2006 we acquired Mobile 365, Inc., a Delaware company, in an all cash transaction. The purchase price of $418.5 million is comprised of $416.2 million in cash and $2.3 million in additional purchase related costs. Net of acquired cash, the transaction was valued at approximately $395.2 million.

In addition, we acquired AvantGo in 2003 and XcelleNet® and certain assets of Dejima in April 2004. In April 2005 we acquired ISDD and the assets of Avaki Corporation, both privately-held companies. In October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. In June 2006 we acquired Solonde AG, a privately-held company and in October 2006 we acquired certain assets of iFoundry, a privately-held company. In August 2007 we acquired Coboplan, a privately-held Japanese company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
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
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of September 30, 2007, we had approximately $544.4 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
Our revenues and operating results depend on the overall demand for our products and services. In part due to strength in the worldwide economy, as well as our acquisition of Mobile 365, our revenues for the quarter ending September 30, 2007 exceeded revenues for the quarter ending September 30, 2006 by 22%. If the U.S. and worldwide economies do not continue their growth patterns, or if these economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $119 million through September 30, 2007. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the third quarter of 2007, revenues outside North America represented 49 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending generally, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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
As of September 30, 2007, we had identified net assets totaling $232.1 million associated with our EMEA operations, and $113.3 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Footnote 7 in the Notes to the Condensed Consolidated Financial Statements for a discussion of our patent litigation with Telecommunications Systems, Inc. Also, in May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere Mobile Edition infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent. No trial date has been set. Additionally, in February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing. The customers’ websites are based on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. In August 2007 Sybase (along with 20 other defendants, including Microsoft and IBM) were sued by JuxtaComm Technologies, a Canadian company, for infringement of its US patent 6,195,662

(“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). We are in the process of assessing the claims and potential defenses for this matter. We are currently involved in litigation in the U.S. Federal courts regarding infringement and validity of the patents. No trial date has been set. We believe that our positions in each of the matters noted above are meritorious and we intend to pursue our positions vigorously.
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
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in August 2006, Thomas Volk, our Executive Vice President of International Field Operations, left us to pursue an opportunity in Germany and Steve Capelli, formerly Senior Vice President and General Manager North America Operations, was named President of Worldwide Field Operations. In connection with our acquisition of Mobile 365, Marty Beard was appointed to be the President of Sybase 365 in November 2006. In January 2007, Raj Nathan, formerly the head of IPG was named our Chief Marketing Officer, Billy Ho was promoted to head IPG’s technology operations and Mark Westover was promoted to head Corporate Development. In October 2007 we announced that, upon the filing of this Form 10-Q, Pieter Van der Vorst, our Chief Financial Officer would relocate to London to be our Senior Vice President and General Manager for the EMEA region and that Jeff Ross, our Corporate Controller would become our Chief Financial Officer. Additionally, Keith Jensen, our current senior director will become our Corporate Controller following the filing of this Form 10-Q. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
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
In July 2007 the FASB Staff discussed (1) issues regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement and (2) possible alternatives to address those issues through the issuance of an FASB Staff Position (FSP). Subsequently, the FASB Staff issued for public comment a proposed FASB Staff Position (FSP APB 14a) would clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this proposed FSP would require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The proposed FSP indicates that convertible debt instruments such as those issued by the Company would be required to comply with the new accounting standard during 2008 and would require retrospective application to all periods presented.
Our current accounting and reporting related to our convertible debt instruments are in accordance with current accounting rules. If final interpretations of, or changes to, these rules necessitate a change in our current practices, our previously reported and future results of operations could be adversely affected.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2007, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2006)	Purchased (#)	($)	Programs (#)	or Programs ($)
July 1 — 31	—	—	—	—
August 1 — 31	1,383,800	$23.72	1,383,800	$158,374,000
September 1 — 30	—	—	—	—

Total	1,383,800	$23.72	1,383,800	$158,374,000

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
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

November 8, 2007	SYBASE, INC.
	By	/s/ PIETER VAN DER VORST
Pieter Van der Vorst
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002