Form 10-K
period 2007-12-31
SYBASE INC
filed 2008-02-29
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-16493
SYBASE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2951005
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Sybase Drive, Dublin, California	94568
(Address of principal executive offices)	(Zip Code)
(925) 236-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Preferred Share Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,116,092,489 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008

Common Stock, $.001 par value per share	89,180,118 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2007 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2008 (Proxy Statement)	Part III

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
Sybase, Adaptive Server Enterprise, Advantage Database Server, Afaria, Avaki, AvantGo, DataWindow. Net, Dejima, Extended Systems, Financial Fusion, iAnywhere, iAnywhere Solutions, Information Anywhere, Information Anywhere Suite, M-Business Anywhere, mFolio, Mirror Activator, Mobile 365, New Era of Networks, OneBridge, PocketBuilder, PowerBuilder, PowerDesigner, Replication Server, RFID Anywhere, SQL Anywhere, Sybase 365 and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I
ITEM 1. BUSINESS
Founded in 1984 and with 2007 annual revenue exceeding one billion dollars, Sybase is a global enterprise software and services company exclusively focused on managing and mobilizing information from the data-center to the point of action. We are a leader in the large and growing Unwired Enterprise market, which combines software and services to enable the end-to-end distribution, analysis and management of enterprise information on any platform, device or network, anytime, anywhere. Sybase solutions combined with our global access and network, allow enterprises unparalleled reach to the broadest base of users and subscribers.
Sybase data management and mobility solutions and services are widely recognized for their superior reliability, security and scalability, enabling easy and effective development in heterogeneous environments. Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991.
Our business is organized into three principal operating segments, Infrastructure Platform Group (IPG), iAnywhere Solutions (iAS) and Sybase 365 (Sybase 365). We acquired Sybase 365® (formerly known as Mobile 365, Inc.) in November 2006 for approximately $418.5 million. Below is a brief description of the business of each division:
     • Infrastructure Platform Group (IPG) focuses on information management by helping customers build a trusted data infrastructure and create a more intelligent enterprise. IPG offers two lines of enterprise class data servers: Adaptive Server® Enterprise (ASE) a relational database management system for mission-critical transactions and Sybase IQ, a specialized column-based analytics server, for business intelligence applications such as accelerated reporting, advanced analytics and analytics services. IPG also produces solutions for business continuity including the Sybase Replication Server and the Sybase Mirror Activator™ for very high availability data environments. To help customers integrate data from a variety of sources, IPG offers the Data Integration Suite which combines popular data integration techniques with common development and administration. Data Integration Suite components include replication, data federation, real time events and search. IPG offers integrated tooling to design, analyze and develop these environments. Products include PowerDesigner®, a leading modeling tool, PowerBuilder®, a leading Rapid Application Development (RAD) tool, and WorkSpace for integrated development environments. IPG also offers vertical information management solutions for financial services. The Sybase Risk Analytics Platform (RAP) is optimized for the market data needs of capital market institutions by providing multi-year storage and low latency utilization of real-time and historical market data and events. The Sybase Financial Fusion® product line enables banks to provide account access and payment initiation on behalf of their consumer, small business and corporate clients. During 2007, the products of IPG accounted for approximately 69 percent of our license revenue.
     • iAnywhere Solutions (iAS) enables success at the front lines of business. iAS holds worldwide market leadership positions in mobile and embedded databases, mobile management and security, mobile middleware and synchronization, and Bluetooth and infrared protocol technologies. Tens of millions of mobile devices, millions of subscribers, and 20,000 customers and partners rely on iAS’s “Always Available” technologies, including SQL Anywhere® and Information Anywhere™ Suite. The products of iAS accounted for approximately 31 percent of our license revenue in 2007.
     • Sybase 365, provides mobile messaging interoperability, the delivery and settlement of SMS and MMS content, mobile commerce and enterprise-class messaging services. Sybase 365 enables wireless operators, brands, content providers and enterprises to deliver advanced mobile services to subscribers by addressing the inherent complexities of the wireless ecosystem: incompatible networks, messaging protocols, handsets, and billing systems. Sybase 365 holds worldwide market leadership positions in inter-operator messaging, premium content delivery and settlement, and enterprise messaging. In order to deliver services, Sybase 365 utilizes an operator-grade, secure messaging platform connected via a global private network of IP and SS7 connections to more than 700 mobile operators worldwide. Sybase 365 offers customers unparalleled subscriber reach (approximately 2.4 billion mobile subscribers) supported by high quality of service and worldwide message delivery, billing, and settlement capabilities. In 2007, Sybase 365 processed more than 89 billion messages.
A summary of financial results for these divisions is found in Note Ten to Consolidated Financial Statements, Part II, Item 8.
UNWIRED ENTERPRISE
We define the Unwired Enterprise as an enterprise that uses information technology to create the seamless flow of information from the data center to any device. An Unwired Enterprise breaks down information technology barriers and delivers critical information and applications to employees, partners, and customers, to any platform, device or network, anytime, anywhere. The benefits for enterprises becoming an Unwired Enterprise are substantial. An Unwired Enterprise is more efficient, more productive, and better able to capitalize on new opportunities because information is moved to the point of action, increasing its relevance and enhancing the power of decisions and transactions.
To enable the Unwired Enterprise, Sybase offers a cohesive platform that leverages our core strength in data management, market leading mobile solutions and operator-grade network infrastructure. This platform provides unique opportunities for Sybase to deliver ongoing value to the enterprise market, while at the same time dominating emerging high-growth markets, such as mobile banking and mobile commerce leveraging Sybase’s global enterprise reach and mobile messaging capabilities.
CUSTOMERS
Our customers are primarily Fortune 1000 companies in North America and their equivalents around the globe. No single customer accounted for more than 10 percent of total revenues during 2007, 2006 or 2005. In 2007 our customers included:
•	A hedge fund uses Sybase IQ’s column-based database technology to deliver meaningful information from trade, bond and market data. Developing a customized, in-house analytics solution based on Sybase IQ, the hedge fund increased the ability to customize data for users and the company’s overall data agility. This private investment firm, like many financial service customers, uses Sybase IQ to deliver high speed analytics across large data sets.

•	A global leader in medical technology uses Sybase iAnywhere Information Anywhere Suite and SQL Anywhere to support its field sales and marketing team with a mobile solution. The mobile solution is powered by SQL Anywhere’s mobile database and synchronization software, while Information Anywhere’s frontline management software provides the ability to centrally manage and secure these applications.

•	One of India’s largest banks recently migrated 200 applications onto Sybase Adaptive Server Enterprise (ASE) in order to reduce their operational costs and improve performance. The bank utilizes Sybase IQ for fast reporting and query performance in their data warehouse applications. In addition, the bank employs Sybase replication technology to implement a reliable disaster recovery solution to ensure high availability. In choosing Sybase, the bank was able to address its strategic data management pain points while ensuring support for a heterogeneous data center environment.

•	One of the world’s largest airlines uses Sybase Information Anywhere Suite to support a remote team of field engineers who install, maintain and repair on-site computer equipment and infrastructure across 321 cities in 58 countries and five continents. By using the Suite’s comprehensive mobile platform, field engineers are now able to receive, resolve and report on technology incidents more accurately, efficiently and quickly than ever before.

•	A large, prestigious university’s medical system uses Sybase iAnywhere Information Anywhere Suite to manage the use of mobile computing and storage devices while ensuring the confidentiality, integrity, and accessibility of information accessed and stored. Leveraging the Information Anywhere’s frontline management capabilities, the university enforces and ensures compliance with standards governing the use, management, and configuration of all mobile computing and storage devices.

•	One of the leading international banks uses Sybase 365 to enhance its Internet banking security and to strengthen online verification procedures through a two-factor authentication at login for all types of Internet banking systems. Sybase 365 provides the SMS connectivity so each time a customer conducts transactions on the bank’s Internet banking platform, a login PIN is required, in addition to a user ID and password. After the customer logs in with their user ID and password, Sybase 365 sends the PIN (a unique number) via SMS to the customer’s registered mobile phone.
PRODUCTS AND SERVICES
Depending on the product, Sybase offers products on an on-premise license model or as hosted services. On-premise license products are available on hardware platforms manufactured by Dell, Hewlett-Packard, IBM, Sun Microsystems, and others. We also make products that connect these platforms to other hardware platforms with large installed bases. These products are also available for a wide range of operating systems including various UNIX environments, Windows, Windows NT, and Linux. Sybase 365 offerings are available as hosted services. A description of our principal products and service offerings follows:
Infrastructure Platform Group (IPG)
Sybase Adaptive Server Enterprise (ASE) is a powerful data management platform for high performance business applications especially in large database, high-transaction, mission-critical environments. ASE combines a low total cost of ownership with excellent reliability, security, and scalability. Sybase ASE 15 key features include patented encryption, partitioning for scalability and new patent-pending query technology for “smarter” transactions, increased performance and enhanced support for unstructured data management.
Sybase IQ is a column-oriented analytics server optimized for outstanding query performance for high volumes of both structured and unstructured data in business intelligence applications such as accelerated reporting, advanced analytics and analytics services. Sybase IQ, which holds the record for the world’s largest data warehouse at one Petabyte of data, improves analytic performance by up to 10 — 100x over traditional solutions while lowering storage and maintenance costs.
Sybase Risk Analytics Platform (RAP) offers the most comprehensive, resilient platform for real-time and historical market data for the capital markets industry. It supports and integrates trade processing applications, such as risk management and algorithmic trading, throughout the trade life-cycle. Sybase RAP enables customers to respond more quickly to market events and increases real-time decision making capability.
Sybase Replication Server® increases the flexibility and lowers the cost of managing multiple data management platforms including Sybase ASE, Oracle, Microsoft, IBM DB2 and mainframes. It provides bi-directional, heterogeneous replication and synchronization across enterprise, client/server, desktop, and mobile systems.
Sybase Data Integration Suite streamlines data integration techniques into a single, out-of-the-box solution. Customers can choose the technology that best meets their needs — extract, transform and load (ETL) replication, federation or event-based integration — to build flexible data flows. With the modular suite, customers can start with today’s projects and scale to address the most serious integration challenge. Using smart, easy-to-use tools Sybase Data Integration Suite accelerates the design, development, delivery, and management of seamless data flows. Common modeling, metadata management, development tooling, and administration form the smart “glue” that enables the holistic, controlled method for achieving agility.
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
iAnywhere Solutions (iAS)
SQL Anywhere is an industry leading mobile and embedded database providing data management and data synchronization technologies that operate in frontline environments without onsite IT support. It offers enterprise-caliber features in a database that is easily embedded and widely deployed in server, desktop, remote office and mobile application environments. In addition, our Advantage Database Server™ provides both ISAM table-based and SQL-based data access, enabling application developers to easily chart a growth path for legacy database applications to today’s modern techniques.
Information Anywhere Suite is a secure, scalable mobile software portfolio of products that address the converging IT requirements of enterprises today. By combining email, messaging, mobile device management, enterprise-to-edge security and back-office application extension capabilities, Information Anywhere enables organizations to empower employees to do the work they need to do anywhere, at anytime, on any device. Information Anywhere Suite leverages leading Sybase iAnywhere technologies including Afaria for managing and securing mobile devices, data and applications; OneBridge, which provides a flexible, powerful and secure way to extend email and applications to mobile workers; Information Anywhere Mobile IM, an easy-to-use, secure solution for extending instant messaging (IM) and presence to mobile devices; M-Business Anywhere, which leverages Web technologies to develop mobile applications; and SQL Anywhere, which provides mobile data management and synchronization.
RemoteWare® is an industry leader in polling, file transfer, and content distribution, RemoteWare supports a broad range of frontline systems and networking options, and supports both classic POS devices and contemporary software environments.
RFID Anywhere™ is designed to automate the process of developing and deploying RFID applications, RFID Anywhere is a middleware platform that addresses the physical requirements of the technology, and even provides the ability to simulate and troubleshoot production RFID environments. This frees developers from getting bogged down in the code-level complexities of evolving devices and standards, differing topologies and far-flung reader locations, allowing them to quickly focus their efforts on applying their knowledge of the business to the task at hand.

Standards-based SDKs iAS provides standards-based software development kits (SDKs) for implementing protocol stack technologies for infrared, Bluetooth, data synchronization and device management. In addition, XTNDConnect® PC is a software application that allows users to synchronize contacts, calendar, tasks, email and notes between mobile devices and popular PC applications such as Microsoft Outlook and ACT! Over the past 10 years, iAS embedded SDKs have been used in hundreds of product designs resulting in tens of millions of iAS-enabled products deployed into the market.
AvantGo® is a free, ad-supported service that delivers rich, personalized mobile websites to smartphones, PDAs, and mobile browsers. Today, hundreds of major brands and media publishers, including Dell, CNET, Rolling Stone and The New York Times, leverage AvantGo to target a highly desirable demographic of millions of registered users with mobile content and mobile advertising. AvantGo offers the convenience of anywhere, anytime access, seamlessly supporting both wireless and “sync and go” connectivity. Until December 31, 2007, AvantGo results were reported as part of iAnywhere. Commencing on January 1, 2008, AvantGo is a part of Sybase 365.
Sybase 365
Operator Services are focused on Short Message Service (SMS) and Multimedia Messaging Service (MMS) messaging interoperability between mobile operators worldwide. Sybase 365 is a global leader in interoperability services. Messages are delivered through a secure operator-grade messaging platform, with advanced protocol conversion, routing, queuing, and transcoding capabilities. Sybase 365 interoperability service reaches over 700 mobile operators, with over 300 direct two-way SMS destinations — greatly simplifying the deployment and delivery of inter-operator messaging over incompatible networks, protocol stacks, and handsets. Services include robust traffic analysis and detailed reporting and statistics.
Brand and Content Provider Services. Sybase 365 is the premier provider of mobile services for media and entertainment brands, content providers, mobile marketers and agencies, enabling customers to monetize premium mobile content and deliver interactive services and mobile marketing campaigns to subscribers globally through SMS, MMS and Wireless Application Protocol (WAP). Services include MMS 365, content delivery gateway to send and receive MMS from multiple sources; application management, content management, global billing, settlement, reporting and analysis.
Enterprise Messaging Services provide secure global messaging services to enterprises across our operator grade network resulting in superior protection, service and support. Enterprise customers include financial corporations, such as Citibank, Standard Chartered, Banco Bilbao Vizcaya Agentina and MasterCard; and directory assistance services and airlines who rely on Sybase 365 to deliver mission critical mobile messaging services over SMS and MMS.
WORLDWIDE SERVICES
Technical Support. Our Customer Service and Support organization offers technical support for our family of IPG and iAS products. We currently maintain regional support centers in North America, South America, Europe, and Asia Pacific that can provide 24 x 7 technical services in all time zones around the world. Our end users and partners have access to technical information sources and newsgroups on our support website, including a “solved cases” database, and software fixes that can be downloaded. Generally, customers can choose technical support programs that best suit their business needs. All of the following support programs are priced on a percentage of net license fee basis and include updates and new version releases that become available during the support period.
     • Standard Support is designed for high quality around the clock support for critical issues, access to new releases and online support services.

     • Enterprise Support offers personalized high-availability support for companies with mission-critical projects. Services include priority access to the Enterprise Technical Team, proactive services, and other specialized options. Enterprise Support provides the highest priority of response times.
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
Sybase 365 operates two 24x7 Network Operations Centers in Singapore and the Mid-Atlantic to monitor our messaging service infrastructure, direct and monitor global maintenance and repair activities, and provide direct technical support to our customers. Additionally, Sybase 365 maintains a 24x7 customer care facility in Dublin, Ireland that supports customer requests and services inquiries in 13 languages.
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
Distribution Method. Sybase products and services are sold through our direct sales organizations and our indirect IPG and iAS sales channels. “Indirect sales channels” include value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and international distributors and resellers. Our ability to utilize these channels is demonstrated in our license revenue from indirect sales channels which increased 11 percent in 2007 versus 2006.
International Business. In 2007, 48 percent of our total revenues were from operations outside North America, with operations in EMEA (Europe, Middle East and Africa) accounting for 33 percent, and operations in our Intercontinental region (Asia Pacific and Latin America) accounting for 15 percent. Most of our international sales are made by our foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our IPG and iAS products through distributors and other resellers throughout the world. A summary of our geographical revenues is set forth in “MD&A — Geographical Revenues,” Part II, Item 7, and Note Ten to Consolidated Financial Statements, Part II, Item 8. For a discussion of the risks associated with our foreign operations, see “Risk Factors — Future Operating Results — We are subject to risks arising from our international operations,” Part I, Item 1 (A).

INTELLECTUAL PROPERTY RIGHTS
We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of February 1, 2008, we had 160 issued patents (128 U.S. and 32 non-U.S.) that expire approximately 20 years from the date they were filed. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide us with significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “Risk Factors — Future Operating Results — Insufficient protection for our intellectual property rights may have a material adverse affect on our results of operations or our ability to compete” and “If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete,” Part I, Item 1(A).
RESEARCH AND DEVELOPMENT
Since inception, we have made substantial investments in software research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2007, our investment in research and product development generated expenses of $152.6 million, or 15 percent of our total revenue. These amounts compared to $149.5 million and 17 percent in 2006, and $139.0 million and 17 percent in 2005. In addition, our capitalized software costs were $36.2 million and $37.5 million in 2007 and 2006, respectively. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “Risk Factors — Future Operating Results — The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position” and “We may not receive significant revenues from our current research and development efforts for several years, if at all,” Part I, Item 1(A).
COMPETITION
The market for our products and services is extremely competitive due to various factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and the trend toward consolidation of companies within the telecommunications and software industries.
Principal competitors to IPG vary by product type.
     Information Management Products. Principal competitors to our Information Management Products include Oracle, IBM and Microsoft. We also compete with specialized vendors such as Teradata and Netezza in data warehousing; Informatica, GoldenGate Software, RedHat and Composite Software in data integration; and CA in modeling.
     Financial Fusion Products: Principal competitors for our banking solutions include FiServ, S1, and Intuit.
Principal competitors to iAS vary by product type.
     Mobile and Embedded Database Products. Principal competitors to our mobile and embedded database products include Pervasive Software, Progress Software, Intersystems, MySQL, IBM and Oracle.
     Mobile Middleware and Device Management Products. Principal competitors to our mobile middleware products include IBM, Nokia’s Intellisync and host of numerous small vendors. For mobile device management and security products, we compete with Microsoft, Symantec, iPass, Check Point and Credant.
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
     Brand and Content Provider Services. Principal competitors to our content aggregation services include mBlox, NetSize, VeriSign via its mQube and 3 United acquisitions and Amdocs through its OperMarket division.
     Enterprise Messaging Services. Principal competitors to our enterprise messaging services include NetSize, Clikatel, Air 2 Web and operators who already have a sales force or relationships with large enterprises.
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
EMPLOYEES
As of February 1, 2008, Sybase and its subsidiaries had approximately 3,996 regular employees. For information regarding our executive officers, see “Directors, Executive Officers of Registrant and Corporate Governance,” Part III, Item 10.
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
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and quarterly license revenues for our IPG and iAS businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the second quarter of 2007 we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, but resulted in better terms for the Company.
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
Economic and credit market conditions in the U.S. and worldwide could adversely affect our revenues.
Our revenues and operating results depend on the overall demand for our products and services. In part due to strength in the worldwide economy, as well as our acquisition of Mobile 365, our revenues for the quarter ending December 31, 2007 exceeded revenues for the quarter ending December 31, 2006 by 15%. If the U.S. and worldwide economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth. Continued weakness in the credit markets and financial services industry may also impact our revenues. While we have not noted a change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry would adversely affect our revenues and operating results.
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
The success of Sybase 365 is highly dependent on its ability to provide reliable services to customers. These operations could be interrupted by any damage to or failure of our customers, or suppliers, computer software, hardware or networks, and our connections and outsourced service arrangements with third parties.
Sybase 365’s systems and operations may also be vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, natural disasters, interruption of service due to potential facility migrations, computer viruses or software defects, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events and errors by our employees or third-party service providers.
Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including that of our customers and vendors, could disrupt the operation of our network and the provision of our services, result in the loss of current and potential customers and expose us to potential contractual performance and other liabilities.
Industry consolidation and other competitive pressures could affect prices or demand for our products and services, and our business may be adversely affected.
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market and changes in customer IT spending habits. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger technology companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Continued consolidation activity could pose a significant competitive disadvantage to us.
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
We may encounter difficulties in completing the integration of our Mobile 365 acquisition, other acquisitions or strategic relationships and we may incur acquisition-related charges that could adversely affect our operating results.
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired a number of companies.
For example, in November 2006 we acquired Mobile 365, Inc in an all cash transaction with a purchase price of $418 million. In addition, in October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. In June 2006 we acquired Solonde AG, a privately-held company and in October 2006 we acquired certain assets of iFoundry, a privately-held company. In August 2007 we acquired Coboplan, a privately-held Japanese company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
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
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of December 31, 2007, we had approximately $533.3 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products, either internally developed or resulting from acquisitions, are not widely adopted and successful, our competitive position and our operating results could be adversely affected.
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
The length of our sales cycles varies significantly from product to product. The sales cycle for some of our IPG and iAS products can take up to 18 months to complete. Any delay or unanticipated acceleration in the closing of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. For example, in the second quarter of 2007 we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, but resulted in better terms for the Company. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sales cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $119 million through December 31, 2007. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2007, revenues outside North America represented 48 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our international operations also require that we comply with, any could have liabilities due to, US laws that may not apply to companies that operate only in the United States, including the Foreign Corrupt Practices Act and export control laws. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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
As of December 31, 2007, we had identified net assets totaling $272.5 million associated with our EMEA operations, and $115.0 million associated with our Asia Pacific and Latin America operations.

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
We attempt to protect our intellectual property rights in the United States and in selected foreign countries through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) and registrations of selected patent, trademark and copyright rights in selected jurisdictions, as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent third parties from copying or reverse engineering our products, from engaging in other unauthorized use of our technology, or from independently developing and marketing products or services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. We may elect or be unable to obtain or maintain certain protections for certain of our intellectual property in certain jurisdictions, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign laws concerning intellectual property rights. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. As an example, Sybase filed a complaint against Vertica Systems, Inc., on January 30, 2008 in the Eastern District of Texas, alleging infringement of Sybase’s patent #5,794,229 (“Database System with Methodology for Storing a Database Table by Vertically Partitioning All Columns of the Table). Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.
If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete.

Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Footnote 12 in the Notes to the Condensed Consolidated Financial Statements for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere Mobile Edition infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent. No trial date has been set. Additionally, in February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing. Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. In August 2007 Sybase (along with 20 other defendants, including Microsoft and IBM) was sued by JuxtaComm Technologies, a Canadian company, for infringement of its US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). We are in the process of assessing the claims and potential defenses for this matter. We believe that our positions in each of the matters noted above are meritorious and we intend to pursue our positions vigorously.
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
When Sybase 365 delivers mobile messages on behalf of content owners into our network of wireless carriers, we are subject to legal, regulatory and wireless carrier requirements governing, among other things, the nature of content delivered, as well as necessary notice and disclosure to, and consent from, consumers receiving mobile messages. If we are unable to effectively prevent or detect violations of legal, regulatory or wireless carrier requirements, or otherwise unable to mitigate the effect of these violations, we may be subject to fines or the suspension or termination of some or all of our wireless carrier connections or telecommunications licenses in one or more territories which could materially and adversely affect our business and results of operation. Such suspension or termination may also result in loss of current and potential customers and expose us to potential customer liability. Also, we cannot predict when, or upon what terms and conditions, future regulation might occur or the effect regulation may have on our business or our markets.

Our key personnel are critical to our business, and we cannot assure that they will remain with us.
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in connection with our acquisition of Mobile 365, Marty Beard was appointed to be the President of Sybase 365 in November 2006. In January 2007, Raj Nathan, formerly the head of IPG was named our Chief Marketing Officer, Billy Ho was promoted to head IPG’s technology operations and Mark Westover was promoted to head Corporate Development. In November 2007, Pieter Van der Vorst, our Chief Financial Officer relocated to London to be our Senior Vice President and General Manager for the EMEA region and Jeff Ross, our Corporate Controller became our Chief Financial Officer. Additionally, Keith Jensen, our current senior director became our Corporate Controller at that time. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
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
In August 2007 the FASB Staff issued for public comment FASB Staff Position 14-a (FSP 14-a), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This proposed FSP would require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The proposed FSP indicated that convertible debt instruments such as those issued by the Company would be required to comply with the new accounting standard during 2008 and would require retrospective application to all periods presented. Subsequent to the end of the comment period, in December 2007 the FASB Staff decided to redeliberate FSP 14-a, Our current accounting and reporting related to our convertible debt instruments are in accordance with current accounting rules. If final interpretations of, or changes to, these rules necessitate a change in our current practices, our previously reported and future results of operations could be adversely affected.
In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of FAS 141(R) are effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of the provisions of FAS 141(R).
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
Our headquarters, some of our offices, and some of our major customers’ facilities are located near major earthquake faults. We have not been able to maintain earthquake insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative safety measures. We currently ship most of our products from our Dublin, California corporate headquarters. If a major earthquake or other natural disaster occurs, disruption of operations at that facility could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.
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
ITEM 1 (B): UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2007, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 94 separate locations throughout North America, Latin America, Europe and the Asia Pacific region (including Australia and New Zealand), aggregating approximately 1.7 million square feet.
On January 28, 2000, we entered into a 15-year non-cancelable lease of our corporate headquarters facility in Dublin, California. The lease commenced with occupancy of the building in January 2002 with a lease expiration date of January 31, 2017. The property consists of approximately 406,000 square feet of administrative and product development facilities. We have the option to renew our Dublin lease for up to two five-year periods, generally at then-fair market value, subject to certain conditions.
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
In connection with our Mobile 365 acquisition, we acquired Mobile 365’s 16 leased facilities sites totaling approximately 68,000 square feet. As of December 31, 2007, we continue to hold leases for 9 of those offices totaling approximately 53,000 square feet. In January 2008 we signed a new lease to relocate the Sybase 365 Chantilly office to Reston, VA. The new space will consist of approximately 25,250 square feet.
For a further discussion of our leases, see Note Six to Consolidated Financial Statements, Part II, Item 8.
We continue to lease space at other locations around the world that serve a variety of functions, including professional services, sales, engineering, technical support, and general administration. These include significant facilities in the United States, including New York City, New York; Boulder and Englewood, Colorado; Alpharetta, Georgia and Boise, Idaho; Maidenhead, England; Düsseldorf, Germany, Paris, France, Singapore, Hong Kong, Beijing China and Utrecht, Netherlands. In addition to the facilities noted above, we maintain engineering centers in Englewood, Colorado; Pune, India, and Shanghai and Xian, China.
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
A former employee, who was terminated as part of position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Additional awards for legal fees and costs amounted to $750,000. Sybase filed a notice of appeal of the $1,345,000 jury verdict, as well as the fee and cost awards. Sybase filed its opening brief in the appeal on January 27, 2006. Plaintiff filed their reply brief in April 2006, responding to Sybase’s appeal and appealing the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award. All briefs have been filed in the appeal and oral arguments have occurred. The parties are awaiting a ruling from the court of appeal.
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
No matters were submitted to a stockholder vote in the quarter ended December 31, 2007.
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

	High	Low
Fiscal 2006

Quarter ended March 31, 2006	$22.76	$20.89
Quarter ended June 30, 2006	$22.14	$19.40
Quarter ended September 30, 2006	$24.77	$19.60
Quarter ended December 31, 2006	$26.00	$23.41

Fiscal 2007

Quarter ended March 31, 2007	$26.28	$24.01
Quarter ended June 30, 2007	$26.19	$22.64
Quarter ended September 30, 2007	$25.08	$22.07
Quarter ended December 31, 2007	$28.60	$23.50
We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our Common Stock on the NYSE on February 15, 2008 was $26.99. The number of stockholders of record on that date was 1,407, according to American Stock Transfer and Trust, our transfer agent.
The information required by this item regarding our securities authorized for issuance under equity compensation plans is provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Part III, Item 12, which incorporates information to be disclosed in our 2008 Proxy Statement.
Issuer Purchases of Equity Securities
During the fourth quarter of 2007 we conducted the following repurchases of our common stock pursuant to our publicly announced repurchase program:

		Avg. Price
	Number of shares	Paid Per
Period	purchased	Share
October 2007	572,500	$28.21
November 2007	2,198,700	$26.91
December 2007	0	0

Total for Fourth Quarter 2007	2,771,200	$27.18
Beginning in 1998 our Board of Directors implemented our stock repurchase program and has authorized an aggregate of $850 million for stock repurchases. After completing the repurchases noted above, $83.1 million remained authorized for repurchase pursuant to our publicly announced repurchase program. For additional information about our historical stock repurchase activities see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
On February 25, 2008 the Company agreed to conduct a self-tender offer for $300 million of the Company’s common stock at a price between $28 and $30 in a modified Dutch auction. The Company also agreed to use its best efforts to complete approximately $82.9 million in additional open market repurchases prior to the Company’s 2009 Annual Meeting, this amount represents the remaining authorization in the Company’s Stock Repurchase Program. See Note Sixteen to the Consolidated Financial Statements — Subsequent Events, Part II, Item 8.
PERFORMANCE GRAPH
The graph and table below compare the cumulative total return on a $100 investment in our Common Stock on December 31, 2002, with the cumulative total return on a $100 investment (assuming reinvestment of all dividends) in the indices noted. The six companies comprising the S&P Systems Software index are BMC Software Inc., CA Inc., Microsoft Corporation, Novell, Inc., Oracle Corporation and Symantec Corporation.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Sybase Inc.	$100	$154	$149	$163	$184	$195
S&P © 500	$100	$129	$143	$150	$173	$183
S&P © Systems Software	$100	$117	$126	$121	$143	$171
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
We adopted Statement of Financial Accounting (SFAS) 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Operating income from continuing operations for 2006 included a $13.6 million increase in pre-tax share-based compensation expense for stock options and stock appreciation rights that we recorded as a result of adopting SFAS 123(R). Operating income from continuing operations for 2007 included $13.9 million in pre-tax share-based compensation expense for stock options and stock appreciation rights. Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation for options, and stock appreciation rights. For a further discussion of SFAS 123 (R), see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
We undertook restructuring activities in 2004 and 2003 as a means of managing our operating expenses, assumed certain restructuring program liabilities as part of our AvantGo acquisition in 2003 and undertook restructuring activities as part of our acquisition of Mobile 365 in 2006. For descriptions of each restructuring plan, see Note Thirteen to the Consolidated Financial Statements — Restructuring Costs, Part II Item 8.
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365, Inc.), a privately held mobile messaging and content delivery company for approximately $418.5 million, comprised of $416.2 million in cash and additional purchase related costs of approximately $2.3 million. Sybase 365 delivers mobile data and messaging, premium content, and value-added services for leading mobile operators, content providers, global brands, media companies, and financial institutions worldwide. Total revenues and operating income of Sybase 365 were $136.5 million and $1.8 million, respectively for the year ended December 31, 2007. Total revenues and operating loss of Sybase 365 were $18.2 million and $1.0 million, respectively for period from November 8, 2006 through December 31, 2006.
This data should be read in conjunction the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Report on Form 10-K.

Consolidated Statements of Operations Data

(In thousands, except per share data)	2007	2006	2005	2004	2003
Revenues:
License fees	$344,807	$326,751	$291,695	$275,872	$274,817
Services	544,209	531,172	527,000	512,664	503,245
Messaging	136,514	18,240	—	—	—

Total revenues	1,025,530	876,163	818,695	788,536	778,062

Costs and expenses:
Cost of license fees	53,114	50,540	51,556	60,795	60,711
Cost of services	157,790	152,962	156,325	162,016	162,703
Cost of messaging	82,598	11,097	—	—	—
Sales and marketing	266,995	263,281	250,003	242,778	239,173
Product development and engineering	152,571	149,510	139,011	119,959	116,967
General and administrative	129,319	106,025	92,106	91,117	84,750
Amortization of other purchased intangibles	13,783	7,331	6,639	5,139	2,000
Reversal of AvantGo restructuring accrual	—	—	—	(2,677)	—
Cost of restructuring	797	1,653	1,115	20,017	7,429

Total costs and expenses	856,967	742,399	696,755	699,144	673,733

Operating income	168,563	133,764	121,940	89,392	104,329

Interest income and expense, net	21,377	27,634	14,824	11,574	13,766
Minority interest	12	(81)	(49)	—	—

Income before income taxes	189,952	161,317	136,715	100,966	118,095
Provision for income taxes	41,102	66,253	51,132	33,016	30,829

Net income	$148,850	$95,064	$85,583	$67,950	$87,266

Basic net income per share	$1.65	$1.06	$0.95	$0.71	$0.92

Shares used in computing basic net income per share	90,019	89,557	90,307	95,550	94,833

Diluted net income per share	$1.61	$1.03	$0.92	$0.69	$0.89

Shares used in computing diluted net income per share	92,598	92,251	93,257	98,001	97,582

Consolidated Balance Sheet Data

(In thousands)	2007	2006	2005	2004	2003
Cash, cash equivalents and cash investments	$734,907	$637,696	$859,936	$513,632	$573,793
Working capital	604,728	455,143	573,247	290,237	261,023
Total assets	1,913,483	1,787,550	1,570,614	1,183,522	1,151,356
Long-term obligations	549,591	518,876	500,339	33,121	15,129
Stockholders’ equity	930,810	843,131	698,830	756,556	741,469

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that begins with an overview followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
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
We adopted Statement of Financial Accounting (SFAS) 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Operating income for 2007 and 2006 included increases in pre-tax share-based compensation expense for stock options and stock appreciation rights that we recorded as a result of adopting SFAS 123(R) $13.9 million and $13.6 million, respectively). Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation for options and stock appreciation rights. For a further discussion of SFAS 123 (R), see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365, Inc) for approximately $418.5 million. Sybase 365 delivers mobile data and messaging, premium content, and value-added services for leading mobile operators, content providers, global brands, media companies, and financial institutions worldwide. Total revenues and operating income of Sybase 365 were $136.5 million and $1.8 million, respectively for the year ended December 31, 2007. Total revenues and operating loss of Mobile 365 for period from November 8, 2006 through December 31, 2006, were $18.2 million and $1.0 million, respectively.

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
Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and Sybase 365, which provides global services for mobile messaging interoperability and the management and distribution of mobile content. For further discussion of our business segments, see Consolidated Financial Statements, Note Ten — Segment and Geographical Information, Part II, Item 8.
Our Results
We recorded all time highs in revenue, operating income and net income for the three month and full year period ended December 31, 2007.
Total revenues were $1,026 million for 2007, compared to $876 million for 2006, and $819 million for 2005. The increase in total revenues from 2006 to 2007 was primarily due to the full year operations of Sybase 365 which added an incremental $118 million in messaging revenue to the yearly results, along with an increase of $26 million (3 percent) in IPG revenues and an increase of $13 million (8 percent) in iAS revenues.
The increase in iAS revenues from 2007 to 2006 was primarily driven by a 9 percent increase in license revenue and a 7 percent increase in service revenue. The growth in iAS license revenues was primarily attributed to a 16 percent increase in license revenues from our mobile and embedded database product, while the increase in service revenue was primarily attributable to an increase in technical support services revenue. Going forward, we believe our iAS revenues will be aided by momentum from our Unwired Enterprise initiative.
The increase in IPG revenues from 2007 to 2006 was primarily attributable to a 6 percent increase in license revenues and a 2 percent increase in service revenues. The overall increase in IPG license revenue was attributable to a 9 percent increase in database license revenues which is largely fueled by the momentum from our IQ analytics server.
We reported net income of $149 million for 2007, compared to net income of $95 million for 2006, and $86 million in 2005. Our 2007 operating income was $169 million (16 percent operating margin)

compared to $134 million (15 percent operating margin) in 2006. The increase in operating income was attributable to a $149 million increase in revenues partially offset by a $115 million increase in expenses. The overall increase in operating expenses was attributable to an increase of $116 million associated with the full year operation of the Sybase 365 business which was acquired in the fourth quarter of 2006.
Our overall financial position is strong. During 2007 we generated net cash from operating activities of $254 million, and had $735 million in cash, cash equivalents and cash investments at December 31, 2007. Our net cash flows from operations were the highest yearly amount in our history. Our days sales outstanding in accounts receivable was 75 days for the quarter ended December 31, 2007 compared to 77 days for the quarter ended December 31, 2006.
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
Notwithstanding the above we continue to see a proliferation of enterprise data and greater customer willingness to invest resources on new data integration initiatives and analytic solutions. These solutions contributed to a year over year increases of 56 percent in license revenue from these products during 2007 compared to 2006. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.
The overall environment for new sales of enterprise infrastructure software primarily sold by our IPG segment is limited by a maturing enterprise infrastructure software market which moderates the overall growth potential for this segment. We continue to maintain, however, a strong pipeline for enterprise infrastructure products especially continued high demand for our Adaptive Server® Enterprise (ASE) 15.0. During 2007 we added over 1200 new ASE customers.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. We believe that in 2008 we are supported by a strong product cycle with our refreshed iAnywhere product platform that will continue to drive growth in the iAS segment. We also see a growing pipeline associated with extending enterprise level data to handheld devices which we believe supports and validates our Unwired Enterprise initiative.
With respect to the market for messaging services sold by our Sybase 365 segment, we believe that our inter-carrier messaging business will see revenue growth driven by continuing growth in Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and the acquisition of new carriers, especially in new territories. We also believe that enterprises, brands and content providers will focus more of their business towards mobile messaging as an inexpensive means of interacting with their customers on a real time basis. This in turn will drive further growth in the application messaging industry. To handle this demand, we plan to expand our data center capacity and disaster-recovery capabilities, add connectors from our new customers to our network and develop new services.

Moving forward we will continue to manage our operating margin, pursue synergies between our software and messaging businesses, and aggressively pursue our Unwired Enterprise initiative.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to software and mobile messaging revenue recognition, impairment of goodwill and intangible assets, valuation of investments without readily available markets and the classification of related impairments, the allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, purchase accounting, restructuring, and contingencies and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Risk Factors — Future Operating Results,” above). Our critical accounting policies include: software and mobile messaging revenue recognition, impairment of goodwill and other intangible assets, valuation of investments without readily available markets and classification of related impairments, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, purchase accounting, restructuring and contingencies and liabilities, each of which are discussed below.
•	Revenue Recognition

Revenue recognition rules for software and message services companies are very complex. We follow specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments would include, for example, the determination of a customer’s creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, reporting certain third party content delivery revenues gross as a principal versus net as an agent, or whether included software services are essential to the functionality of a product.

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
     Residual Method Accounting. In software arrangements that include multiple elements (e.g., license rights and technical support services), we allocate the total fees among each of the elements using the “residual” method of accounting. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. We may modify our pricing practices in the future, which could result in changes to our vendor specific objective evidence of fair value for such undelivered elements. As a result, the timing of revenue recognition associated with multiple element arrangements could differ significantly from our historical results.
     Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) above are met, (ii) payment of the license fee is not dependent upon performance of the consulting services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of accounting. We use labor hours to estimate the progress to completion. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues are recognized based on the percentage of total contract hours as they are completed while costs are recognized as incurred. Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed. Historically, these revisions have not been material.
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
     Service Revenues. Technical support revenues are recognized ratably over the term of the related support agreement, which in most cases is one year. Revenues from consulting services under time and materials contracts, and for education, are recognized as services are performed. Revenues from fixed price consulting agreements are generally recognized based on the proportional performance of the project, with performance measured based on hours of work performed.
Message Revenues
We recognize message revenue in accordance with SAB No. 104, Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and where applicable in accordance with EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). We recognize revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d) the collection of the fees is reasonable assured.

Our agreements with mobile operators and application providers to provide messaging data delivery and settlement services generally have an initial term of one year. We generate a significant portion of our message revenue from per message transaction fees and to a lesser extent, from revenue share agreements related to the delivery of third party content. We recognize revenue from transaction fees based upon the number of messages successfully processed by our platforms and delivered in accordance with the terms of our arrangements.

In some instances third party content providers, and other enterprises enter into revenue sharing arrangements with us. Under a standard revenue sharing transaction we deliver content from a third party provider to the cell phone of a mobile operatior’s subscriber. Third party content includes, among other, ringtones, wallpapers, interactive games, competitions, directory inquiry services, and information services. The subscriber is invoiced by their mobile operator, who upon receipt of payment, remits a portion of the charge to us. Upon payment from the mobile operator, we remit payment to the third party content provider. In accordance with EITF 99-19, we have determined that we act as an agent under these revenue sharing arrangements and accordingly, record as revenue the net amount retained by us. The net amount retained by us reflects the gross amount billed to the operator less amounts due to the content provider.

•	Impairment of Goodwill, Non-amortizable Intangible Assets and Other Purchased Intangible Assets

Goodwill and other non-amortizable intangible assets, such as tradenames, have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or other non-amortizable intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates, using a discounted cash flow model, to determine the fair values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other purchased intangible assets with determinate and indeterminate useful lives including in-process research and development, and developed technology. We performed our annual impairment analysis for each of our historical operating units (IPG, iAS, and SY365) and for each indeterminate lived intangible asset as of December 31, 2007. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2007. As of December 31, 2007, our goodwill balance totaled $533.3 million and our other purchased intangibles totaled $7.1 million. Changes in our internal business structure, increases in the applicable discount rate, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.

We also continue to separately review our other intangible assets (e.g., purchased technology, customer lists and covenants not to compete) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates, technology obsolescence, customer terminations including message customers due to technology interoperability and other factors could result in impairment losses associated with other intangible assets. There were no indicators of impairment during 2007.

•	Valuation of Investments

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2007, we have classified all debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are determined on the specific identification method and are reflected in income.

On January 1, 2006 we adopted the FASB Staff positions FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the FSPs). The FSPs were issued on November 3, 2005 and nullified certain provisions of EITF No. 03-01 related to evaluating an other-than temporary impairment and clarified the accounting policies set forth in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

During 2006, we did not recognize impairment losses related to unrealized losses on debt securities as a charge to income as we believed that the decline in market value was due to changes in interest rates and not due to increased credit risk and we had the ability and intent to hold the securities until a recovery of fair value, which may be maturity.

As of December 31, 2007, long-term cash investments totaling $36.6 million include six auction rate securities (ARS) with an aggregate par value of $28.9 million. As of December 31, 2007, the temporary impairment associated with three of these ARS representing an aggregate par value of $14.9 million and the other-than-temporary impairment associated with the remaining three ARS representing an aggregate par value of $14.0 million were not material.

Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist. Based on our cash, cash equivalents and cash investment balances of $734.9 million and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS to adversely affect our ability to conduct business and believe we have the ability and intent to hold the temporarily impaired securities through the currently estimated recovery period. The fair values of the ARS as of December 31, 2007 are based on an estimation using a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The determination if the security is other then temporarily impaired is based on a variety of factors including (i) the quality of the investments held by the trust/issuer; (ii) the financial condition of the credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in assumptions and other factors could result in additional realized and unrealized impairment losses.

These securities are being analyzed each reporting period for changes in estimated fair values and temporary and other-than-temporary impairment factors. We expect additional impairment amounts may be recorded in future periods.

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable. In determining the amount of the allowance we consider our historical level of credit losses; judgments about the creditworthiness of significant customers; an assessment current economic and industry trends that might impact the level of credit losses in the future; and other factors. Our allowances have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be adequate. For example, our allowance for doubtful accounts totaled $3.7 million at December 31, 2007. If our allowance for doubtful accounts, including identified specific customer matters, changed by 10% our allowance for doubtful accounts and operating results would change by $0.4 million.

•	Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Our net capitalized software totaled $74.3 million at December 31, 2007. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Quarterly, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. See Note One to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine in any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset and record a corresponding reduction to our income tax expense for the period. For example, during the quarter ending December 31 2007, management reduced its estimate of foreign subsidiaries’ earnings permanently reinvested. As a result of this change and other projected changes in the Company’s future US taxable income, management re-evaluated the need for valuation allowances for the Company’s US deferred tax assets. As a result of this re-evaluation, during the quarter ending December 31, 2007, the Company released approximately $27.6 million of valuation allowances relating to federal research tax credit and foreign tax credit carryforwards, of which $26.4 million reduced tax expense and approximately $1.2 million reduced goodwill.

Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset and record a charge to income tax expense for the period. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations between the actual outcomes of these future tax consequences (e.g., the income we earn within the United States) could materially impact our financial position or results of operations. See Note Eight to the Consolidated Financial Statements — Income Taxes, Part II, Item 8.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position.

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

At December 31, 2007, there was $43.4 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.2 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note Seven to the Consolidated Financial Statements — Stockholders’ Equity , Part II, Item 8. We estimated the expected term of options granted based on historical exercise patterns. Beginning in the second quarter of 2005 we estimated the volatility of our options and stock appreciation rights considering both the historical volatility of our stock over the average expected life of our options and the prices of publicly traded options, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to that, we estimated the volatility factors for stock options and stock appreciation rights considering the historical volatility of our stock over the most recent four year period which was approximately equal to the average expected life of our options. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the average of the 3 and 5 year treasury rates as published by the Federal Reserve. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to 2006, we accounted for forfeitures as they occurred. We amortize the fair value on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods.

Changes in the subjective input assumptions can materially affect the fair value estimates determined under the Black-Scholes option valuation model. In the future, changes in the assumptions under the Black-Scholes valuation model or our election to use a different valuation model, could result in a significantly different impact on our net income or loss.

•	Purchase Accounting

We have made estimates of the fair values of purchased intangible and other assets acquired in conjunction with our purchase of Mobile 365, Inc. as of November 8, 2006, and other acquired companies based primarily on appraisals from third parties and certain internally generated information.

Purchased intangible assets, excluding goodwill, totaled $130.6 million at December 31, 2007. If the subsequent actual and updated projections of the underlying business activity are less as compared to the underlying assumptions and projections used to develop these values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. Historically, we have not made any changes in these areas. If the estimates of the economic lives of the definite-lived intangible assets acquired as part of our acquisition of Mobile 365 were reduced by one year, our 2007 amortization expense would increase by approximately $1.7 million.

•	Restructuring

Historically, we have recorded significant accruals in connection with various restructuring activities. Our remaining restructuring accruals primarily relate to the estimated net costs to settle certain lease obligations based on analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring or goodwill. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates See Note Thirteen to Consolidated Financial Statements —Restructuring Costs, Part II, Item 8.

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
Results of Operations
Revenues (Dollars in millions)

	2007	Change	2006	Change	2005
License fees by segment:
IPG	$275.5	6%	$261.1	10%	$237.2
iAS	100.3	9%	92.1	13%	81.4
SY365	—	*	—	*	—
Eliminations	(31.0)	17%	(26.4)	(2%)	(26.9)

Total license fees	$344.8	6%	$326.8	12%	$291.7
Percentage of total revenues	34%		37%		36%

Services by segment:
IPG	$496.6	2%	$485.4	(1%)	$488.1
iAS	77.0	7%	72.1	9%	65.9
SY365	—	*	—	*	—
Eliminations	(29.4)	12%	(26.3)	(3%)	(27.0)

Total services	$544.2	2%	$531.2	1%	$527.0
Percentage of total revenues	53%		61%		64%

Messaging by segment:
SY365	$136.5	650%	$18.2	*	—

Total messaging	$136.5	650%	$18.2	*	—
Percentage of total revenues	13%		2%		—
Total revenues	$1,025.5	17%	$876.2	7%	$818.7

*	Not meaningful

Total license fees for 2007 increased $18.0 million (6 percent) from total license fees in 2006 (which had increased $35.1 million (12 percent) from 2005. The increase in license fees during 2007 was primarily attributable to a $8.2 million (9 percent) increase in iAS license fees and to a $14.4 million (6 percent) increase in IPG license fees. The increase in license fees during 2006 was primarily attributable to IPG license revenues.
The increase in iAS license fees during 2007 was primarily attributable to a $10.7 million (16 percent) increase in revenues from our mobile and embedded database products. The increase in iAS license fees during 2006 was related to device management and ESI’s mobile mail products.
The increase in IPG license fees was primarily attributable to a $17.2 million (71 percent) increase in our IQ analytics server product. The increase in IPG license fees during 2006 was primarily attributable to increases in license revenues associated with our Adaptive Server products and our ASE15.0 product released in the third quarter of 2005. We believe that the increasing acceptance of our IQ product and the Data Integration Suite will drive future revenue growth.
Segment license and service revenues include transactions between iAS and IPG, The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction. iAS then records intercompany revenue and continues to bear the costs of providing the product or service. The excess of revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. Total transactions between the segments (i.e., intercompany revenue and inter-company expense) are offset in “Eliminations.”
Total service revenues for 2007 (which include revenues from technical support, professional services, and education) increased $13.0 million (2 percent) from total service revenues in 2006. This increase was due to a $4.9 million (7 percent) increase in iAS services and a $11.3 million (2 percent) increase in IPG services. This increase is offset by a $2.0 million (2 percent) decline in consulting revenues and a $1.5 million decline in advertising revenues. The increase in iAS service revenues was primarily due to a $3.4 million (10 percent) increase in iAS technical support revenues, largely related to the technical support revenues associated with device management products and mobile and embedded databases. The increase in IPG service revenues was primarily due to a $12.8 million (3 percent) increase in technical support revenues offset by a $2.0 million (2 percent) decline in professional services revenues.
Technical support revenues comprised 79 percent of total services revenues for 2007 and 78 percent in 2006. Total technical support revenue for 2007 increased $16.2 million (4 percent) from the 2006 total. The deferred revenue balance related to technical support contracts at the end of 2007 increased $16.2 million (9 percent) from 2006.
Services revenues other than technical support decreased 3 percent in 2007 from 2006. The decrease was primarily related to decreases in consulting services performed by IPG for the financial services industry offset by increased consulting services performed by iAS consulting related to unwired enterprise initiatives.
Messaging fees earned in 2007 were $136.5 million resulting from the acquisition of Mobile 365 in November 2006.  Messaging fees consist primarily of revenues earned from the provision of inter-carrier messaging (SMS and MMS), premium content delivery and settlement, and enterprise messaging services to wireless operators, brands, content providers and enterprises.
For a description of our technical support, consulting and education services, see “Business – Worldwide Services,” Part I, Item 1.

Geographical Revenues
(Dollars in millions)

	2007	Change	2006	Change	2005
North America	$532.0	12%	$474.0	2%	$464.9
Percentage of total revenues	52%		54%		57%

International:
EMEA (Europe, Middle East and Africa)	$342.0	22%	$279.3	20%	$233.5
Percentage of total revenues	33%		32%		28%

Intercontinental (Asia Pacific and Latin America)	$151.5	23%	$122.9	2%	$120.3
Percentage of total revenues	15%		14%		15%

Total Outside North America	$493.5	23%	$402.2	14%	$353.8
Percentage of total revenues	48%		46%		43%

Total revenues	$1,025.5	17%	$876.2	7%	$818.7
North American revenues (United States, Canada and Mexico) for 2007 increased $58.0 million (12 percent) from 2006. The increase from 2006 was primarily due to a $38.9 million increase in messaging revenues, a $10.7 million (11 percent) increase in license revenues from products in the IPG segment and $9.0 million (20 percent) increase in license revenues from the iAS segment, offset by a $3.8 million (5 percent) decrease in consulting services. In 2006, the increase in North America revenues was primarily due to license revenues from products in the IPG segment offset by a decrease in consulting services.
EMEA (Europe, Middle East and Africa) revenues for 2007 increased $62.7 million (22 percent) from 2006. The increase was primarily due to an $63.8 million increase in messaging revenues and a $12.4 million (11 percent) increase in technical support fees, offset by an $10.5 million (13 percent) decline in license fees from our enterprise database products. The messaging revenues are attributable to our purchase of Mobile 365 in the fourth quarter of 2006. Increased revenues in France, Spain and Germany contributed most to the overall increase for 2007 and were primarily attributable to messaging revenues and growth in services in Germany and France. The increase in 2006 revenues compared to 2005 was due to an increase in license fees revenues from products in the IPG segment, the inclusion of our messaging revenues as a result of our fourth quarter purchase of Mobile 365 and an increase in technical support revenues.
Intercontinental (Asia Pacific and Latin America) revenues for 2007 increased $28.6 million (23 percent) from 2006. The increase was primarily due to a $15.6 million increase in messaging revenues, a $10.0 million (16 percent) increase in license revenues primarily from our IPG products and a $3.0 million (5 percent) increase in service revenues. The results of our operations in Asia Pacific contributed most significantly to the increased revenue. The increase in 2006 Intercontinental revenues compared to 2005 was due to an increase in license fees revenues from products in the IPG segment, the inclusion of our messaging revenues as a result of our fourth quarter purchase of Mobile 365, partially offset by a slight decline in license revenues from our iAS products.
In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. The cumulative impact of changes in foreign currency exchange rates from 2006 to 2007 resulted in a 3 percent increase in our revenues and a 2 percent increase in our operating expenses. The cumulative impact of changes in foreign currency exchange rates from 2005 to 2006 resulted in a 1 percent increase in our total revenues and a 1 percent increase in our total operating expenses. The change for both comparable periods was primarily due to the weakness of the U.S. dollar against certain European and Intercontinental currencies.

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
Cost and Expenses
(Dollars in millions)

	2007	Change	2006	Change	2005
Cost of license fees	$53.1	5%	$50.5	(2%)	$51.6
Percentage of license fee revenues	15%		15%		18%

Cost of services	$157.8	3%	$153.0	(2%)	$156.3
Percentage of services revenues	29%		29%		30%

Cost of messaging	$82.6	644%	$11.1	*	—
Percentage of messaging revenues	61%		61%		—

Sales and marketing	$267.0	1%	$263.3	5%	$250.0
Percentage of total revenues	26%		30%		31%

Product development and engineering	$152.6	2%	$149.5	8%	$139.0
Percentage of total revenues	15%		17%		17%

General and administrative	$129.3	22%	$106.0	15%	$92.1
Percentage of total revenues	13%		12%		11%

Amortization of other purchased intangibles	$13.8	89%	$7.3	11%	$6.6
Percentage of total revenues	1%		1%		1%

Cost of restructuring	$0.8	(53%)	$1.7	55%	$1.1
Percentage of total revenues	*		*		*

*	Not meaningful
Cost of license fees
Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees increased $2.6 million (15 percent) in 2007 over 2006, and decreased $1.1 million (15 percent) in 2006 over 2005. The 2007 increase was primarily due to a $1.9 million increase in the amortization of capitalized software development costs and a $1.1 million increase in royalties. The increase in the amortization of capitalized software development costs was primarily related to the development of ASE 15.0.2. The 2006 decrease was primarily due to a $1.8 million decrease in the amortization of purchased technology and other product cost declines partially offset by $1.4 million increase in the amortization of capitalized software development costs. The decline in amortization of purchased technology was due to a $2.8 million decrease in the amortization of purchased technology acquired in the 2000 Home Financial Network acquisition partially offset by increases due to the full year amortization of intangible developed technology assets related to the October 2005 Extended Systems purchase.
The amortization of purchased technology was $9.8 million, $10.1 million and $11.9 million in 2007, 2006 and 2005, respectively.
Amortization of capitalized software costs was $33.1 million, $31.2 million and $29.7 million in 2007, 2006 and 2005, respectively. In 2007, the increase in the amortization of capitalized software costs was primarily related to the ASE 15.0.2 product that began fully amortizing in the fourth quarter of 2006. In 2006, the increase in amortization of capitalized software costs was primarily related to certain products in the IPG segment that began fully amortizing in the last two quarters of 2005. See Note One to the Consolidated Financial Statements — Capitalized Software, Part II, Item 8.

Cost of services
Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, education and professional services and, to a lesser degree, services-related product costs (media and documentation). These costs increased $4.8 million (4 percent) in 2007 compared to 2006 and remained at 29 percent as a percentage of service in both 2007 and 2006. The increase was primarily due to a 4 percent increase in payroll and related costs associated with headcount increases offset by a slight decline in media costs. Cost of services decreased approximately 2 percent in 2006 from 2005.
Cost of messaging
Costs of messaging in 2007 were $82.6 million resulting from the acquisition of Mobile 365 in November 2006. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor messaging network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Cost of messaging increases as more messages are delivered internationally. The amortization of purchased technology was $3.8 million for the year ended December 31, 2007.
Sales and marketing
Sales and marketing expenses increased $3.7 million (1 percent) in 2007 from 2006 and were 26 percent and 30 percent of total revenues in 2007 and 2006, respectively. The increased expenses in 2007 were primarily due to the addition of Mobile 365 and sales commissions on higher revenues, partially offset by a reduction in payroll and related costs caused by a decrease in headcount and a decrease in certain allocated costs and a decrease in advertising costs. The decrease in sales and marketing expenses as a percentage of revenue was due to improved sales productivity and the inclusion of SY365 activities which generally have a lower sales and marketing cost structure. The 5 percent increase in sales and marketing expenses in 2006 compared to 2005 was primarily due to an increase in stock compensation expense as a result of the adoption of FAS123R in 2006, sales commissions on higher revenues and marketing programs.
Product development and engineering
Product development and engineering expenses (net of capitalized software development costs – see discussion below) increased $3.1 million (2 percent) in 2007 from 2006 and as a percentage of total revenue decreased to 15 percent in 2007 from 17 percent 2006. The increase in absolute dollars was primarily due to a $6.4 million increase in payroll and related expenses, partially offset by a $1.4 million increase in capitalized software costs related to labor costs and a $2.0 million decrease in certain allocated common expenses. We allocate various common costs, primarily certain telecommunications, IT infrastructure, and facilities related expenses to sales and marketing, product development and engineering and general and administrative expenses. The increase in payroll and related expenses was primarily due to the Mobile 365 acquisition completed in the fourth quarter of 2006.
The 8 percent increase in product development and engineering expenses in 2006 over 2005 was primarily due to an increase in payroll and related expenses due to headcount increases, an increase in stock compensation expenses related to the adoption of FAS123R in 2006, partially offset by a decrease in capitalized software.
We capitalize product development and engineering costs during the period between a product’s achievement of technological feasibility and its general availability. Our capitalized software costs in 2007 of $36.2 million included costs incurred for the development of the Adaptive Server Enterprise, IQ, Data Integration Suite, Workspace and eBanking. In 2006, our capitalized software costs of $37.5 million included costs incurred for the development of Adaptive Server Enterprise, SQL Anywhere 10.0, EAS, Powerbuilder and Workspace.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and administrative
General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, increased $23.2 million (22 percent) in 2007 compared to 2006 and increased as a percentage of total revenue to 13 percent in 2007 from 12 percent in 2006. The cause of the increase in absolute dollars was primarily due to the acquisition of Mobile 365 in the fourth quarter of 2006 and a slight increase in stock compensation expense. General and administrative expenses included stock-based compensation expense of $13.7 million and $12.9 million in 2007 and 2006, respectively.
The 5 percent increase in 2006 compared to 2005 was primarily due to an increase in stock-based compensation, the acquisition of Mobile 365 in the fourth quarter of 2006 and an increase in third party services.
Stock-based compensation expense
Stock-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights granted to certain Sybase executives. Stock-based compensation expense in 2007 and 2006 also reflects employee stock options and stock appreciation rights accounted for under SFAS123R. (See Note Seven to the Consolidated Financial Statements – Stockholders’ Equity, Part II, Item 8). Stock-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2007	2006	2005
Costs of services	1,544	1,629	380
Costs of messaging	544	124	0
Sales and marketing	5,304	4,432	302
Product development and engineering	2,982	2,679	38
General and administrative	13,670	12,861	6,586

	24,044	21,725	7,306

The increase in stock-based compensation expenses in 2006 resulted from the adoption of FAS123R in 2006. The increase in stock-based compensation expenses in 2007 and 2006 also resulted from the grant of certain performance-based restricted stock described more fully in Note Seven to the Consolidated Financial Statements and the assumption of stock options related to the Mobile 365 acquisition. If the performance targets, which relate to a combination of the growth of our revenues, cash flows, earnings and shareholder return over one to three year periods, are not met, the restricted stock will not vest, and all or a portion of the stock compensation expense related to these instruments will be reversed through the same expense categories detailed above. We currently anticipate that all criteria for vesting will be substantially accomplished.
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
For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements – Restructuring Costs, Part II, Item 8.
In connection with the 2002 and 2004 restructuring plans, we assumed certain liabilities related to excess space at facilities in the United States. During the quarter ended December 31, 2007, we recorded additional liabilities related to the expected costs of these facilities.
Operating income

(Dollars in millions)	2007	Change	2006	Change	2005
Operating income by segment:
IPG	$167.9	17%	$142.9	40%	$101.9
IAS	24.7	58%	15.6	(28%)	21.6
SY365	1.8	*	(1.0)	*	—
Unallocated (costs) savings	(25.8)	9%	(23.7)	1381%	(1.6)

Total operating income	$168.6	26%	$133.8	10%	$121.9
Percentage of total revenues	16%		15%		15%

*	Not meaningful
Operating income in 2007 was $168.6 million compared to operating income of $133.8 million in 2006 and $121.9 million in 2005. The increase in the operating margin to 16 percent in 2007 compared to 15 percent in 2006 was primarily the result of the various factors discussed under “Revenues” and “Costs and Expenses” above.
The operating margin for the IPG segment was 22 percent for 2007 compared to 19 percent for 2006. The increase in operating income and margin in the IPG segment for 2007 compared to 2006 was primarily due to a 6 percent increase in license fees, a 3 percent increase in maintenance fees, a 2 percent decrease in lower margin consulting fees and reduced payroll and related costs associate with a 6 percent decrease in total IPG headcount.
The increase in operating income and margin in the IPG segment for 2006 compared to 2005 was primarily due to a 10 percent increase in license revenues and a decrease in the amortization of purchased technology partially offset by a slight increase in lower margin services.
The operating income for the iAS segment was 14 percent for 2007 compared to 10 percent for 2006. The increase in operating margin was to due a 9 percent increase in license fees, a 10 percent increase in maintenance fees and a lower increase in total expenses.
The decrease in operating income and margin for the iAS segment in 2006 compared to 2005 was primarily due to an increase in operating expenses and an increased amortization of purchased technologies and other intangibles, both related to the October 2005 acquisition of Extended Systems, offset by an increase in license fee technical support revenues.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses include stock-based compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003.

Other income (expense), net

(Dollars in millions)	2007	Change	2006	Change	2005
Interest income	$33.5	(13%)	$38.7	51%	$25.7
Percentage of total revenues	3%		4%		3%

Interest expense and other, net	$(12.1)	10%	$(11.0)	1%	$(10.9)
Percentage of total revenues	(1%)		(1%)		(1%)

Minority interest	*	*	$(0.1)	*	*
Percentage of total revenues	*		*		*

*	Not meaningful
In 2007, interest income decreased $5.2 million from 2006. Interest income consists primarily of interest earned on our investments. The decrease is primarily due to lower cash balances due to the acquisition of Mobile 365 in the fourth quarter of 2006. The $13.0 million increase in interest income for 2006 compared to 2005 is due to the increase in the average cash balances invested and investment yields. Our invested cash balances increased primarily due to the full year investment of the net proceeds from our private offering of convertible subordinated notes in the first quarter of 2005 together with investing cash generated from operations during 2005 and 2006 offset by cash balance declines as a result of cash used in our stock repurchase program and for acquisitions. See “Consolidated Statements of Cash Flows,” Part II, Item 8.
Interest expense and other, net, primarily includes: interest expense on the convertible subordinated notes; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; bank fees; and gains from the disposition of certain real estate and investments. The increase in interest expense and other, net from 2007 compared to 2006 was primarily due to a decline in gains on disposition of cash investments in 2007.
The increase from 2006 compared to 2005 was primarily the result of the full year interest expense incurred on the convertible subordinated notes which bear an interest rate of 1.75 percent and the full year’s amortization of capitalized offering fees and expenses associated with the convertible subordinated notes.
Provision for Income Taxes

(Dollars in millions)	2007	Change	2006	Change	2005
Provision for income taxes	$41.1	(38%)	$66.3	30%	$51.1
In 2007 a provision for income taxes was recorded at a rate of approximately 22 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the release of valuation allowances on deferred tax assets, the effect of lower effective foreign tax rates, the release of tax reserves upon the expiration of the statute of limitation relating to various exposure items; offset somewhat by the impact of state taxes, the addition of tax reserves relating primarily to foreign transfer pricing exposures and the increase in deferred taxes on foreign earnings permanently reinvested.
The Company records a deferred tax liability for US taxes expected to be incurred on its foreign subsidiaries’ earnings that are not considered to be permanently reinvested overseas. Prior to the quarter ending December 31, 2007, the Company had anticipated a certain amount of foreign earnings to not be permanently reinvested. During the quarter ending December 31, 2007, due to possible share repurchases or acquisitions, management concluded that a total of approximately $60 million of earnings of a foreign subsidiary were not considered permanently reinvested. This change had the effect of increasing full year tax expense by approximately $13 million.
As discussed above, during the quarter ending December 31 2007, management increased its estimated US cash needs and reduced its estimate of foreign subsidiaries’ earnings permanently reinvested. As a result of this change and other projected changes in the Company’s future US taxable income, management re-evaluated the need for valuation allowances for the Company’s US deferred tax assets. As a result of this re-evaluation, during the quarter ending December 31, 2007, the Company released approximately $27.6 million of valuation allowances relating to federal research tax credit and foreign tax credit carryforwards, of which $26.4 million reduced tax expense and approximately $1.2 million reduced goodwill.
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
We had a net deferred tax asset of $34 million at December 31, 2007. This deferred tax asset included a valuation allowance of $92 million. In order to realize our net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions to obtain the recorded benefit from the reversal of temporary differences (i.e., between book and tax basis), and from tax credit carryforwards. Based on the plans and estimates we are using to manage the underlying business we believe that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made. See Note Eight to the Consolidated Financial Statements — Income Taxes, Part II, Item 8.
Net income per share

(Dollars and shares in millions)	2007	Change	2006	Change	2005
Net income	$148.9	57%	$95.1	11%	$85.6
Percentage of total revenues	15%		11%		10%

Basic:
Net income per share	$1.65	56%	$1.06	12%	$0.95

Shares used in computing basic net income per share	90.0	*	89.6	(1%)	90.3

Diluted:
Net income per share	$1.61	56%	$1.03	12%	$0.92

Shares used in computing diluted net income per share	92.6	*	92.3	(1%)	93.3

*	Not meaningful
In 2007 the increase in net income compared to 2006 was due to the various factors discussed above, primarily an increase in revenues, partially offset by an increase in both operating expenses and taxes.
In 2007, the slight increase in shares used for computing basic and diluted net income per share was primarily due to increases in shares re issued under employee stock option plans mostly offset by shares repurchased under our ongoing share repurchase program. During 2007 the shares acquired under our ongoing share repurchase plan exceeded the number of shares reissued under employee stock option plans by 4.1 million shares. The largest portion of which were repurchased in the fourth quarter. In 2006, the decrease in shares used for computing basic and diluted net income per share was due primarily to 2.7 million shares repurchased under our ongoing share repurchase program, partially offset by exercises of employee stock options. (Described in “Liquidity and Capital Resources,” below). See Consolidated Statements of Stockholders’ Equity, Part II, Item 8.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $25.22 per share, the initial conversion price. If some or all of such shares were included in our dilutive earnings per share calculation our diluted earnings per share amounts would be less. In the fourth quarter of 2007, the average of the high closing prices during a specified number of trading days exceeded the $25.22 threshold. As a result, approximately 0.5 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding. This had less than a one penny impact on the diluted earnings per share. See Note Fifteen to Consolidated Financial Statements — Convertible Subordinated Notes, Part II, Item 8.
The 2007 diluted earnings per share calculation also includes 0.4 million shares of performance based restricted Common Stock granted to certain executives and employees. This had less than a one penny impact on the diluted earnings per share.
Liquidity and capital resources

(Dollars in millions)	2007	Change	2006	Change	2005
Working capital	$604.7	33%	$455.1	(20%)	$573.2
Cash and cash equivalents	$604.8	70%	$355.3	(11%)	$398.7
Net cash provided by operating activities	$254.0	18%	$214.6	26%	$170.0
Net cash provided by (used for) investing activities	$86.7	*	$(276.3)	(29%)	$(389.4)
Net cash provided by (used for) financing activities	$(112.6)	*	$(0.1)	*	$328.5

*	Not meaningful
Working Capital
The increase in working capital during 2007 was primarily due to cash flows from operations and investing activities of $254.0 million and $86.7 million respectively, offset by net cash flows used for financing activities of $112.6 million, including $166.7 million used to repurchase common stock and the reclassification of auction-rate securities with a par value of $28.9 million from current assets to long-term assets The decrease in working capital during 2006 is primarily due to the net cash payments for the Mobile 365 acquisition.

Cash Flow
Net cash provided by operating activities increased 18 percent in 2007 compared to 2006 primarily due to a $53.8 million increase in net income. This was partially offset by changes in non-cash expenses related to stock compensation expense, accounts receivable and prepaid taxes. Our days sales outstanding in accounts receivable was 75 days for the quarter ended December 31, 2007 compared to 77 days for the quarter ended December 31, 2006. During 2006 and to a lesser extent 2007, our days sales outstanding encountered upward pressure due to the nature of the Mobile 365 business including the recognition of certain revenues on a net basis, while the related amounts due to and due from wireless operators and content providers appear on the balance sheet on a gross basis We expect the Mobile 365 business to continue to cause such upward pressure on our days sales outstanding in the future. (See Note One to the Consolidated Financial Statements – Summary of Significant Accounting Policies, Message Revenues, Part II, Item 8).
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
Net cash provided by investing activities increased $363.0 million from 2006 to 2007. The increase in net cash used for investing activities is primarily due to the liquidation of marketable securities to fund our acquisition of Mobile 365 in 2006. In 2006, $399.7 million was used in business combinations related primarily to the Mobile 365 acquisition as compared to $6.8 million used in business combinations related to the acquisition of CoboPlan in 2007.
Net cash used for financing activities increased $112.6 million in 2007 compared to a $328.6 million decrease in 2006. The increase in cash used for financing activities in 2007 in primarily due to purchases of treasury stock which increased $106.9 million in 2007 from 2006. In 2007, we repurchased $166.7 million under our Stock Repurchase Program compared to $59.8 million repurchased in 2006.
Our Board of Directors has authorized the repurchase of our outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2007, aggregate amounts authorized under the Stock Repurchase Program totaled $850 million. During 2007, we repurchased 6.6 million shares at a cost of $166.7 million. In 2006, we repurchased 2.7 million shares at a cost of $59.8 million and in 2005 we repurchased 2.0 million shares at a cost of $44.1 million.
Approximately $83.1 million remained in the Stock Repurchase Program at December 31, 2007. The average price per share of the shares repurchased under the Stock Repurchase Program during 2007 was $25.32, compared to $22.21 in 2006 and $21.54 in 2005.
The repurchase of the shares in conjunction with our convertible debt offering was not part of the Stock Repurchase Program.
We expect to fund expenditures for future capital requirements, liquidity and strategic operating programs, stock repurchases and semi-annual interest payments from a combination of available cash balances and internally generated funds.
We engage in global business operations and are therefore exposed to foreign currency fluctuations that can affect the overall value of the assets (including cash) and liabilities reflected on our balance sheet. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management – Foreign Exchange Risk,” below.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with maturities of three months or less at the time of purchase and demand deposits with financial institutions. The increase in cash and cash equivalents together with cash investments during 2007 is due to increases in cash from operations partially offset by stock repurchases. Approximately 50 percent of the Company’s cash is held outside the U.S. by 39 different foreign entities controlled by the Company.  Most of this foreign cash either cannot be repatriated to the U.S. due to foreign governmental and regulatory controls and/or dividend restrictions based on local earnings and profits or would be subject to additional U.S. or foreign taxes when repatriated.
Short-term and Long-term Cash Investments and Auction-Rate Securities
Short-term and long-term cash investments consist principally of commercial paper, corporate bonds, U.S. and Canadian government obligations, and U.S. government sponsored enterprise obligations with maturities between 90 days and up to three years.
As of December 31, 2007, long-term cash investments totaling $36.6 million include six auction rate securities (ARS) with an aggregate par value of $28.9 million. As of December 31, 2007, the temporary impairment associated with three of these ARS representing an aggregate par value of $14.9 million and the other-than-temporary impairment associated with the remaining three ARS representing an aggregate par value of $14.0 million were not material.
Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist. Based on our cash, cash equivalents and cash investment balances of $734.9 million and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS to adversely affect our ability to conduct business and believe we have the ability and intent to hold the temporarily impaired securities through the currently estimated recovery period. The fair values of the ARS as of December 31, 2007 are based on an estimation using a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs.
Historically, given the liquidity created by the auctions, ARS were presented as current assets under marketable securities on the company’s balance sheet. Given the failed auctions, the ARS are illiquid until there is a successful auction for them or a secondary market develops. Accordingly, the entire ARS related balance has been reclassified from current to non-current assets.
If uncertainties in the credit and capital markets continue, these markets deteriorate further or the debt insurers experience additional ratings downgrades we may incur additional unrealized losses in or impairments to (realized losses in) our investment portfolio, which could negatively affect our reported earnings. We expect that additional impairments may be recorded in future periods. We believe that based on our cash, cash equivalents and investment balances of $735 million at December 31, 2007 along with our expected future operating cash flows, that we have the ability and intent to hold the securities to estimated recovery.

Contractual Obligations
Our contractual obligations at December 31, 2007 are summarized as follows:

	Payments Due by Period
(Dollars in Millions)		2008	2009-2010	2011-2012
Contractual Obligations	Total	Commitments	Commitments	Commitments	After 2012

Operating leases	$246.1	$44.9	$75.7	$49.2	$76.3
Capital lease	14.0	1.3	2.4	2.3	8.0
Debt obligations:
Sale-and-leaseback	2.5	0.4	0.9	0.9	0.3
Note(s) payable	2.9	0.6	0.4	0.4	1.5
Convertible subordinated notes	480.1	8.0	472.1	—	—
Purchase Obligations	20.8	15.1	5.7		—

Total commitments	$766.4	$70.3	$557.2	$52.8	$86.1

Upon completion of our acquisition of Extended Systems Incorporated (ESI) in October 2005, we assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters building and land in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement we have an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on our balance sheet at December 31, 2007.
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
As part of the 15-year capital lease agreement entered into for our Waterloo, Canada facility (see Note Six to Consolidated Financial Statements, Part II, Item 8), we entered into an agreement with the landlord to finance approximately $1.6 million of tenant improvements at an annual interest rate of 8.76%. The loan requires monthly payments of $18,496, which includes both principal and interest commencing October 2004 through October 2019.
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

New Accounting Pronouncements
SFAS 157, “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 157 will have material impact on our financial position, results of operations or cash flows.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158, requires the recognition of the overfunded or underfunded status of certain plans in the statement of financial position, recognition of changes in the funded status through other comprehensive income and requires the measurement of the funded status of a plan as of the date of the year-end financial statements. The recognition of the funded status of a plan is effective for our fiscal year ended December 31, 2006 and the required measurement date of the funded status is effective for our fiscal year ended December 31, 2008. The recognition of the funded status provision of FAS 158 had no material impact on our financial position, results of operations or cash flows. We do not expect the adoption of the measurement date provisions of FAS 158 will have material impact on our financial position, results of operations or cash flows.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS 157, “Fair Value Measurements,” and FAS 107, “Disclosures about Fair Value of Financial Instruments.” FAS 159 is effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of FAS 159 will have material impact on our financial position, results of operations or cash flows.
SFAS 160, “NonControlling Interests in Consolidated Financial Statements”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “NonControlling Interests in Consolidated Financial Statements” FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. The provisions of FAS 160 are effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of the provisions of FAS 160.
SFAS 141(R), “Business Combinations” In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of FAS 141(R) are effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of the provisions of FAS 141(R).
See Note One to Consolidated Financial Statements – Recent Accounting Pronouncements, Part II, Item 8.
Financial Risk Management
Foreign Exchange Risk
The functional currency of our international operating subsidiaries is generally the local currency. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses from translating these amounts into U.S. dollars for subsidiaries that conduct their business in a currency other than the U.S. dollar, are reflected in “Accumulated other comprehensive income” under “Stockholders’ equity” on the balance sheet. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations. As of December 31, 2007, we had identifiable net assets totaling $272.5 million associated with our EMEA operations and $115.0 million associated with our other operations.
As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have material adverse or beneficial impacts on our financial position and results of operations. Historically, our primary exposures have been related to sales and expenses in EMEA, Asia Pacific, and Latin America; intercompany sublicense fess, intercompany messaging revenues and expenses and other intercompany transactions which are denominated in a currency other than the functional currency of the subsidiary recording the transaction. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are meant to mitigate the gains and losses on these outstanding foreign currency transactions. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our intercompany messaging revenues and expenses and other activities will not be material in the future.
We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were $0.3 million, $0.3 million and ($1.0) million in 2007, 2006 and 2005, respectively. The unrealized gain (loss) on our outstanding forward contracts as of December 31, 2007 was immaterial to our consolidated financial statements. The tables below provide information about our forward contracts as of December 31, 2007 and 2006.

(Amounts in thousands except exchange rates)	US $	Average
Forward Contracts - As of December 31, 2007	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$18,438	1.0130
Euro	$15,056	1.4618
Singapore Dollars	$2,018	0.6957

Contracts for the sale of GBP and purchase of:
South African Rand	$1,299	13.7194

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$16,899	111.8400
British Pound	$5,544	0.5051
Korean Won	$1,814	937.2000

Contracts for the purchase of Euros and sale of:
Swedish Krona	$524	9.4842
Swiss Franc	$2,292	1.6572
UK Pound	$19,585	0.7384
Norwegian Krone	$3,388	7.9763
Australian Dollars	$2,621	1.6718
Hong Kong Dollars	$1,667	11.3904
South African Rand	$2,466	10.1288
Malaysian Ringits	$908	4.8268

Total	$94,519

(Amounts in thousands except exchange rates)	US $	Average
Forward Contracts - As of December 31, 2006	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$4,293	0.8585
Euro	$19,545	1.3206
Singapore Dollars	$3,206	0.6543
Mexican Pesos	$954	0.0926
Indian Rupee	$2,966	0.0226

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$1,604	118.45
Swiss Franc	$1,801	1.22
Korean Won	$667	930.60

Contracts for the purchase of Euros and sale of:
Swedish Krona	$293	8.9966
Swiss Franc	$4,005	1.6131
UK Pound	$9,375	0.6751
Norwegian Krone	$1,197	8.2643

Total	$49,906

Interest Income Rate and Investment Level Risk
Our investments consist primarily of taxable short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. Based on our intentions regarding investments, we classify our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are reported on the balance sheet at amortized cost. Available-for-sale securities are reported at market value.
As a majority of our investments are classified as available-for-sale such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Declines in fair value judged to be other than temporary are reflected in earnings. Declines in fair value recorded as impairment losses in earnings have not been material in any reporting period. Realized gains and losses are determined on the specific identification method and are reflected in income.
Changes in the overall level of interest rates and investment levels affect our interest income that is generated from our investments. For 2007 total interest income was $33.5 million with investments yielding 4.80% on a worldwide basis on an investment portfolio that totaled $702.4 million on average. This interest rate level was up approximately 0.39 percent from 4.41 % for 2006. If interest rates fell by a similar amount (0.39 Percent) in 2008, our interest income would decline approximately $2.5 million assuming consistent investment levels.
The table below presents the cash, cash equivalents and cash investments and the related weighted average interest rates for our investment portfolio at December 31, 2007. The cash, cash equivalents and cash investments balances approximate fair value at December 31, 2007.

	Amortized	Weighted Average
(Dollars in Thousands)	Principal Amount	Interest Rate
Cash and cash equivalents	$604,808
Cash investments	130,099

Total Cash, cash equivalents and cash investments	$734,907	4.60%
Default Risk
We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure with any one issuer. We mitigate default risk by investing in safe, high investment grade securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, with the exception of failed auction securities described elsewhere. We have no cash flow exposure due to rate changes for our investment portfolio, since all investments are made in securities with fixed interest rates.
Failed Auction Securities
A small proportion of our investment portfolio is held in Auction Rate Securities with credit ratings ranging from AA to AAA at the time of purchase. ARS are floating rate securities with long-term nominal maturities of 25 to 30 years which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. Beginning in August and September 2007 each of the ARS auctions related to our investments began to fail. At December 31, 2007 we held approximately $28.9 million in ARS at cost for which the reset auctions have failed. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or we sell the securities in a secondary market. Therefore, we have moved the balance sheet classification of these investments from short term to long term. Any future evaluations by the credit agencies could result in downgrades to the credit ratings of the ARS we hold. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of short-term liquidity for the ARS to adversely affect our ability to conduct business. See Note Two to Consolidated Financial Statements, Part II, Item 8.
Interest Expense Rate Risk
Borrowings, which were at fixed rates, as of December 31, 2007 were $460 million. Interest expense was $11.6 million for 2007. Based on effective interest rates at December 31, 2007, a 50 basis point increase in interest rates of our borrowings subject to variable interest rate fluctuations would increase our interest expense by $2.3 million annually.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is presented under “MD&A – Financial Risk Management,” Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion on the effectiveness of internal control over financial reporting as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Sybase, Inc.
We have audited Sybase, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sybase, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
In our opinion, Sybase, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sybase, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Francisco, California
February 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sybase, Inc.
We have audited the accompanying consolidated balance sheets of Sybase, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sybase, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.
As discussed in Note One to the Notes to Consolidated Financial Statements, in fiscal 2006 Sybase, Inc. changed its method of accounting for stock-based compensation.
/s/ ERNST & YOUNG LLP
San Francisco, California
February 27, 2008

Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share and per share data)	2007	2006
Assets Current assets:
Cash and cash equivalents	$604,808	$355,303
Short-term cash investments	93,462	269,612

Total cash, cash equivalents and short-term cash investments	698,270	624,915
Restricted cash	3,424	6,014
Accounts receivable, less allowance for doubtful accounts of $3,735 (2006 - $3,998)	245,267	218,016
Deferred income taxes	37,979	6,224
Prepaid income taxes	17,604	—
Prepaid expenses and other current assets	25,182	16,392

Total current assets	1,027,726	871,561
Long-term cash investments	36,637	12,781
Property, equipment and improvements, net	64,841	66,458
Deferred income taxes	10,038	36,069
Capitalized software, net	74,278	71,179
Goodwill	533,339	540,303
Other purchased intangibles, less accumulated amortization of $147,311 (2006 – $119,393)	130,608	149,648
Other assets	36,016	39,551

Total assets	$1,913,483	$1,787,550

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$30,290	$23,439
Accrued compensation and related expenses	63,852	59,748
Accrued income taxes	273	31,364
Other accrued liabilities	124,849	108,436
Deferred revenue	203,734	193,431

Total current liabilities	422,998	416,418

Other liabilities	44,669	44,428
Deferred income taxes	14,115	14,448
Long-term tax liability	30,807	—
Long-term deferred revenue	4,937	3,965
Minority interest	5,147	5,160
Convertible subordinated notes	460,000	460,000

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none Issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 87,210,339 shares outstanding (2006 – 105,337,362 shares issued and 91,281,805 shares outstanding)	105	105
Additional paid-in capital	1,019,930	977,672
Accumulated earnings	241,329	92,817
Accumulated other comprehensive income	66,954	40,850
Cost of 18,127,023 shares of treasury stock (2006 – 14,055,557 shares)	(397,508)	(268,313)

Total stockholders’ equity	930,810	843,131

Total liabilities and stockholders’ equity	$1,913,483	$1,787,550

See accompanying notes.

Consolidated Statements of Operations

	For the years ended December 31
(In thousands, except per share data)	2007	2006	2005
Revenues:
License fees	$344,807	$326,751	$291,695
Services	544,209	531,172	527,000
Messaging	136,514	18,240	—

Total revenues	1,025,530	876,163	818,695

Costs and expenses:
Cost of license fees	53,114	50,540	51,556
Cost of services	157,790	152,962	156,325
Cost of messaging	82,598	11,097	—
Sales and marketing	266,995	263,281	250,003
Product development and engineering	152,571	149,510	139,011
General and administrative	129,319	106,025	92,106
Amortization of other purchased intangibles	13,783	7,331	6,639
Cost of restructuring	797	1,653	1,115

Total costs and expenses	856,967	742,399	696,755

Operating income	168,563	133,764	121,940
Interest income	33,521	38,662	25,707
Interest expense and other income, net	(12,144)	(11,028)	(10,883)
Minority interest	12	(81)	(49)

Income before income taxes	189,952	161,317	136,715
Provision for income taxes	41,102	66,253	51,132

Net income	$148,850	$95,064	$85,583

Basic net income per share	$1.65	$1.06	$0.95

Shares used in computing basic net income per share	90,019	89,557	90,307

Diluted net income per share	$1.61	$1.03	$0.92

Shares used in computing diluted net income per share	92,598	92,251	93,257

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

				Three years ended December 31, 2007
					Accumulated
	Common stock		Additional	Accumulated	Other		Unearned
	Outstanding	Par	paid-in	Earnings/	Comprehensive	Treasury	Stock
(Dollars and shares in thousands)	Shares	Value	capital	(Deficit)	Income/(Loss)	Stock	Compensation	Total
Balances at December 31, 2004	95,519	$105	$940,806	$(66,690)	$49,356	$(159,617)	$(7,404)	$756,556

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,764	—	101	(2,913)	—	51,375	—	48,563
Treasury stock repurchased due to
Forfeiture in restricted stock option plan	(15)		(267)	215	—	(216)	267	(1)
Acquisition of treasury stock	(8,737)	—	—	—	—	(169,052)	—	(169,052)
Restricted stock	—	—	13,131	—	—	—	(13,131)	—
Amortization of unearned stock compensation	—	—	—	—	—		7,306	7,306

Subtotal	90,531	105	953,771	(69,388)	49,356	(277,510)	(12,962)	643,372
Net income	—	—	—	85,583	—	—	—	85,583
Foreign currency translation adjustments	—	—	—	—	(29,840)	—	—	(29,840)
Unrealized gains/(losses) on marketable securities	—	—	—	—	(285)	—	—	(285)

Comprehensive income								55,458

Balances at December 31, 2005	90,531	$105	$953,771	$16,195	$19,231	$(277,510)	$(12,962)	$698,830

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,467	—	—	(18,744)	—	69,317	—	50,573
Treasury stock repurchased due to
Forfeiture in restricted stock option plan	(23)			302	—	(305)	—	(3)
Acquisition of treasury stock	(2,693)	—	—	—	—	(59,815)	—	(59,815)
Reclassification of unearned stock compensation balance upon adoption of SFAS 123(R)	—	—	(12,962)	—	—	—	12,962	—
Stock-based compensation – restricted stock	—	—	8,141	—	—	—	—	8,141
Stock-based compensation – all other	—	—	13,585	—	—	—	—	13,585
Tax benefit from stock-based compensation plans	—	—	15,137	—	—	—	—	15,137

Subtotal	91,282	105	977,672	(2,247)	19,231	(268,313)	—	726,448
Net income	—	—	—	95,064	—	—	—	95,064
Foreign currency translation adjustments	—	—	—	—	21,521	—	—	21,521
Unrealized gains on marketable securities	—	—	—	—	98	—	—	98

Comprehensive income								116,683

Balances at December 31, 2006	91,282	$105	$977,672	$92,817	$40,850	$(268,313)	$—	$843,131

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	2,514	—	3,985	(338)	—	37,543	—	41,190
Acquisition of treasury stock	(6,586)	—	—	—	—	(166,738)	—	(166,738)
Stock-based compensation – restricted stock	—	—	10,155	—	—	—	—	10,155
Stock-based compensation – all other	—	—	13,889	—	—	—	—	13,889
Tax benefit from stock-based compensation plans	—	—	14,229	—	—	—	—	14,229

Subtotal	87,210	105	1,019,930	92,479	40,850	(397,508)	—	755,856
Net income	—	—	—	148,850	—	—	—	148,850
Foreign currency translation adjustments	—	—	—	—	26,881	—	—	26,881
Unrealized losses on marketable securities	—	—	—	—	(540)	—	—	(540)
Adjustment to apply FASB Statement No. 158	—	—	—	—	(237)	—	—	(237)

Comprehensive income								174,954

Balances at December 31, 2007	87,210	$105	$1,019,930	$241,329	$66,954	$(397,508)	$—	$930,810

See accompanying notes.

Consolidated Statements of Cash Flows

	For the years ended December 31
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$148,850	$95,064	$85,583
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	87,923	72,803	73,600
Minority interest in income of subsidiaries	(12)	81	49
Loss on disposal of assets	37	811	528
Deferred income taxes	(14,008)	(1,306)	8,928
Stock-based compensation – restricted stock	10,155	8,141	7,306
Stock-based compensation – all other	13,889	13,585	—
Tax benefit from stock-based compensation plans	14,229	15,137	—
Excess tax benefit from stock-based compensation plans	(14,485)	(9,569)	—
Amortization of note issuance costs	1,969	1,969	1,671
Changes in assets and liabilities:
Accounts receivable	(23,232)	6,005	(1,914)
Prepaid income taxes	(17,604)	—	—
Other current assets	372	3,552	(1,298)
Other assets – operating	2,202	(2,406)	651
Accounts payable	6,784	(7,838)	(2,410)
Accrued compensation and related expenses	3,708	2,427	7,072
Accrued income taxes	12,852	13,237	24,724
Other accrued liabilities	9,617	(828)	(10,570)
Deferred revenues	11,288	928	(26,436)
Other liabilities	(520)	2,817	2,508

Net cash provided by operating activities	254,014	214,610	169,992

Cash flows from investing activities:
(Increase) Decrease in restricted cash	2,590	(641)	2,583
Purchases of available-for-sale cash investments	(280,632)	(468,518)	(837,237)

Maturities of available-for-sale cash investments	241,292	282,403	439,737
Sales of available-for-sale cash investments	190,778	365,962	127,648
Business combinations, net of cash acquired	(6,848)	(399,676)	(71,890)
Purchases of property, equipment and improvements	(23,883)	(18,356)	(16,366)
Proceeds from sale of fixed assets	44	9	25
Capitalized software development costs	(36,431)	(37,531)	(33,906)
Decrease in other assets – investing	(188)	13	2

Net cash provided by (used for) investing activities	86,722	(276,335)	(389,404)

Cash flows from financing activities:
Proceeds from the issuance of convertible subordinated notes, net of issuance costs	—	—	450,234
Repayments of long-term obligations	(193)	(60)	(1,012)
Payments on capital lease	(1,389)	(343)	(274)
Net proceeds from the issuance of common stock and reissuance of treasury stock	41,190	50,570	48,564
Purchases of treasury stock	(166,738)	(59,815)	(169,053)
Excess tax benefit from stock-based compensation plans	14,485	9,569	—

Net cash provided by (used for) financing activities	(112,645)	(79)	328,459

Effect of exchange rate changes on cash	21,414	18,366	(31,723)

Net increase (decrease) in cash and cash equivalents	249,505	(43,438)	77,324
Cash and cash equivalents, beginning of year	355,303	398,741	321,417

Cash and cash equivalents, end of year	$604,808	$355,303	$398,741

Supplemental disclosures:
Interest paid	$9,663	$9,516	$5,265
Income taxes paid, net of refunds	$43,345	$34,442	$15,997

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
In 2007, the Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products, iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions, and Sybase 365 (SY365), which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS and multimedia messaging services or MMS.
Principles of Consolidation
The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
As discussed later in this Note One, Sybase adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s operating income from continuing operations for the years ended December 31, 2007 and 2006 includes approximately $13.9 million and $13.6 million, respectively, in pre-tax stock-based employee compensation expense for stock options and stock appreciation rights that was recorded as a result of adopting SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to revenue recognition, impairments of investments, goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, income taxes, restructuring, stock-based compensation, litigation and other contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. The Company’s management has discussed these estimates with the Audit Committee of Sybase’s Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
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
Concentration of Credit Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Investment policies have been implemented that limit investments to high quality credit instrument issuers at the time of purchase. As of December 31, 2007, investments classified as long-term cash investments includes six Auction Rate Securities (ARS) with a par value of $28.9 million at the time of purchase. ARS are floating rate securities with long-term nominal maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. Beginning in August 2007 and into September 2007, each of ARS auctions began to fail. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. See Note Two – Financial Instruments. The Company does not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base.
Capitalized Software
The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $359.1 million and $322.6 million, at December 31, 2007 and 2006, respectively, and related accumulated amortization was $284.8 million, and $251.4 million, respectively. Software amortization charges included in cost of license fees were $33.1 million, $31.2 million and $29.7 million for 2007, 2006 and 2005, respectively.
SFAS 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimated future gross revenues reduced by estimated future costs of completing and disposing of the product, the excess is written off. If the estimated future gross revenue associated with certain of the Company’s software products were to be reduced, write-offs of capitalized software costs might be required. There were no significant write-offs in 2007, 2006 or 2005.
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
Goodwill and Other Purchased Intangible Assets
The Company accounts for goodwill and other purchased intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The Company conducted the annual impairment testing required by SFAS 142 of the IPG and iAS Operating units as of December 31, 2007, 2006, and 2005 and for the SY365 Operating Unit as of December 31, 2007. The analysis for these years did not indicate an impairment for any of the Company’s reporting units. Therefore, no impairment loss was recognized for these years. In future years, a reduction of the Company’s estimated future economic benefits to be generated by certain reporting units could result in an impairment loss associated with various intangible assets.
Other purchased intangible assets have generally resulted from business combinations accounted for as purchases (see Note Eleven below). Other purchased intangibles with determinate lives are amortized using the straight-line method over periods of 3 to 10 years. Other purchased intangibles with indeterminate lives (e.g., trade names) are not amortized.
Impairment of Long-Lived Property, Equipment and Improvements
The Company complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and other purchased intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. There were no such impairment losses in 2007, 2006 or 2005.
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

Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software; payment of the license fees are dependent upon the performance of the services; the arrangement includes milestones or customer specific acceptance criteria; or the services include significant modification or customization of the software both the software license and consulting fees are recognized under the “percentage of completion” method of accounting. The Company uses labor hours to estimate the progress to completion. In order to apply the “percentage of completion” method, management is required to estimate the number of hours needed to complete a particular project and revenues are recognized based on the percentage of total contract hours as they are completed while costs are recognized as incurred. As a result, recognized revenues and profits are subject to revisions as the project progresses to completion. When the total cost estimate associated with a contract accounted for under the percentage of completion method exceeds revenues, the Company accrues for the estimated loss based on the amount its estimated cost of completing the contract exceeds the applicable revenues.
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
Message Revenues
The Company recognizes messaging revenue in accordance with SAB No. 104, Emerging Issues Task Force, No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). The Company recognizes revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d)) the collection of the fees is reasonable assured.
The Company’s agreements with mobile operators and application providers to provide messaging data delivery and settlement services generally have an initial term of one year. The Company generates a significant portion of its messaging revenue from per message transaction fees and, to a lesser extent, from revenue share agreements related to third party content. Assuming all other criteria have been met the Company recognizes revenue from transaction fees based upon the number of messages successfully processed by its platforms and delivered in accordance with the terms of its arrangements.
In some instances mobile operators, content providers, and other enterprises enter into revenue sharing arrangements with the Company. In some instances third party content providers, and other enterprises enter into revenue sharing arrangements with us. Under a standard revenue sharing transaction the Company delivers content from a third party provider to the cell phone of a mobile operator’s subscriber. Third party content includes, among other, ringtones, wallpapers, interactive games, competitions, directory inquiry services, and information services. The subscriber is invoiced by their mobile operator, who upon receipt of payment, remits a portion of the charge to the Company. Upon payment from the mobile operator, the Company remits payment to the third party content provider. In accordance with EITF 99-19, the Company has determined that we act as an agent under these revenue sharing arrangements and accordingly, record as revenue the net amount retained by the Company. The net amount retained by the Company reflects the gross amount billed the operator less amounts due to the third party content provider.

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
In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of inter-company balances between Sybase entities resulting from software license royalties, intercompany messaging revenues and expenses, and certain management, research, and administrative services. These exposures are denominated in Canadian, European and Asia Pacific currencies, primarily the Canadian dollar, the UK pound, the Euro, Singapore dollar. These forward exchange contracts are recorded at fair value and the resulting gains and the losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses on hedged balances. All foreign exchange contracts have a life of approximately 30 days. The Company does not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were $0.3 million, $0.3 million and ($1.0) million in 2007, 2006 and 2005, respectively. The unrealized gain (loss) on outstanding forward contracts as of December 31, 2007 was immaterial to the consolidated financial statements.
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
Net Income Per Share
Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options and vested restricted stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options, restricted stock, and stock appreciation rights using the treasury stock method. The 2007 dilutive effect of stock options, restricted stock, and stock appreciation rights includes 0.4 million shares of performance based restricted Common Stock granted to certain executives and employees. In 2007, the computation of diluted earnings per share includes the dilutive effects of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price in which the average price of the Company’s common stock exceeded $25.22 per share, the initial conversion price. See Note Fifteen – Convertible Subordinated Notes.
The following shows the computation of basic and diluted net income per share at December 31:

(In thousands, except per share data)	2007	2006	2005
Net income	$148,850	$95,064	$85,583

Shares used in computing basic net income per share	90,019	89,557	90,307

Dilutive effect of stock options, restricted stock, and stock appreciation rights	2,109	2,694	2,950

Dilutive effect of convertible subordinated debt	470	—	—

Shares used in computing diluted net income per share	92,598	92,251	93,257

Basic net income per share	$1.65	$1.06	$0.95

Diluted net income per share	$1.61	$1.03	$0.92
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share, were 3.1 million, 5.2 million and 3.7 million in 2007, 2006 and 2005, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

Comprehensive Income
Comprehensive income includes net earnings and other changes to stockholders’ equity not reflected in net income. The Company’s components of other comprehensive income consist of foreign currency translation adjustments, unrealized gain/loss on available-for-sale securities, and adjustment to apply FASB Statement No. 158.
Advertising
The Company expenses its advertising costs as they are incurred. The Company’s advertising expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $6.7 million, $11.1 million and $6.6 million, respectively.
Recent Accounting Pronouncements
SFAS 157, “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. The provisions of FAS 157 are effective for the fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 157 will have material impact on its financial position, results of operations or cash flows.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158, requires the recognition of the overfunded or underfunded status of certain plans in the statement of financial position, recognition of changes in the funded status through other comprehensive income and requires the measurement of the funded status of a plan as of the date of the year-end financial statements. The recognition of the funded status of a plan is effective for our fiscal year ended December 31, 2006 and the required measurement date of the funded status is effective for the Company’s fiscal year beginning January 1, 2008. The recognition of the funded status provision of FAS 158 had no material impact on our financial position, results of operations or cash flows. The Company does not expect the adoption of the measurement date provisions of FAS 158 will have material impact on its financial position, results of operations or cash flows.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” FAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 will have material impact on its financial position, results of operations or cash flows.

SFAS 160, “NonControlling Interests in Consolidated Financial Statements”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “NonControlling Interests in Consolidated Financial Statements” FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. The provisions of FAS 160 are effective for the fiscal year beginning January 1, 2009. The company is currently evaluating the impact of the provisions of FAS 160.
SFAS 141(R), “Business Combinations”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations.” FAS 141(R) establishes principles and requirements for how an acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of FAS 141(R) are effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of FAS 141(R).
Note Two: Financial Instruments
Cash, Cash Equivalents and Cash Investments
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2007, the Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are determined on the specific identification method and are reflected in income.
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
Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of the short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. Current and long-term cash investments consist principally of commercial paper, corporate bonds, U.S. and Canadian government obligations and U.S. government sponsored enterprise obligations with stated maturities between 90 days and up to three years and are recorded at amounts that approximate fair value. With the exception of certain auction-rate securities, fair value estimates are based on quoted market prices. No individual investment security equaled or exceeded two percent of total assets.

At December 31, 2007 cash equivalents, short term and long term cash investments and their amortized costs, unrealized gains and losses and approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	Fair Market
(In thousands)	Cost	Gains	Losses	Value

December 31, 2007:
Cash and cash equivalents	$604,808	$—	$—	$604,808
Short-term corporate notes and bonds (maturities of one year or less)	42,201	69	(17)	42,253
Short-term government obligations (maturities of one year or less)	26,468	8	(6)	26,470
Short-term government sponsored enterprise obligations (maturities of one year or less)	24,696	43	—	24,739
Long-term corporate notes and bonds (maturities over one year)	33,064	50	(1,536)	31,578
Long-term government obligations (maturities over one year)	5,063	—	(4)	5,059

	$736,300	$170	$(1,563)	$734,907

December 31, 2006:
Cash and cash equivalents	$355,304	$1	$(2)	$355,303
Short-term corporate notes and bonds (maturities of one year or less)	166,241	19	(306)	165,954
Short-term government obligations (maturities of one year or less)	68,050	—	(120)	67,930
Short-term government sponsored enterprise obligations (maturities of one year or less)	35,785	—	(57)	35,728
Long-term corporate notes and bonds (maturities over one year)	4,958	—	(6)	4,952
Long-term government sponsored enterprise obligations (maturities over one year)	7,849	—	(20)	7,829

	$638,187	$20	$(511)	$637,696

During 2006, the Company did not recognize impairment losses related to unrealized losses on debt securities as a charge to income as the Company believed that the decline in market value was due to changes in interest rates and not due to increased credit risk and it had the ability and intent to hold the securities until a recovery of fair value, which may be maturity.
As of December 31, 2007, long-term cash investments totaling $36.6 million include six auction rate securities (ARS) with an aggregate par value of $28.9 million. As of December 31, 2007, the temporary impairment associated with three of these ARS representing an aggregate par value of $14.9 million and the other-than-temporary impairment associated with the remaining three ARS representing an aggregate par value of $14.0 million were not material.

ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by the Company consists primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until the Company sells the securities in a secondary market which currently does not exist. Based on the Company’s cash, cash equivalents and cash investment balances of $734.9 million and expected operating cash flows, the Company does not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business and it has the ability and intent to hold the temporarily impaired securities through the currently estimated recovery period. The fair values of the ARS as of December 31, 2007 are based on an estimation using a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The determination if the security is other then temporarily impaired is based on a variety of factors including (i) the quality of the investments held by the trust/issuer; (ii) the financial condition of the credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these assumptions and other factors could result in additional realized and unrealized impairment losses.
The following table summarizes the fair value and gross unrealized losses related to 14 available for sale marketable securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total In a Loss Position
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes and bonds	31,323	(1,546)	1,956	(7)	33,279	(1,553)

Government obligations	25,183	(10)	—	—	25,183	(10)

Totals	$56,506	$(1,556)	$1,956	$(7)	$58,462	$(1,563)

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

Restricted Cash
At December 31, 2007, the Company had approximately $3.4 million in restricted cash set aside for a guarantee against certain payroll and lease obligations in France, United Kingdom, Sweden, Norway, Denmark, and Australia.
Foreign Currency Forward Exchange Contracts
At December 31, 2007, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $24.3 million and $33.5 million, respectively, to exchange U.S. dollars into various foreign currencies in the amount of $35.5 million, and to exchange British Pounds for South African Rand in the amount of $1.3 million. At December 31, 2006, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $4.1 million and $14.9 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amount of $31.0 million. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income. Neither the cost nor the fair value of these foreign currency forward contracts was material at December 31, 2007 or 2006. A major U.S. based multinational bank was counter party to all of these contracts during both 2007 and 2006.

Note Three: Property, Equipment and Improvements

			Estimated useful
(In thousands)	2007	2006	lives
Computer equipment and software	$228,474	$282,278	3 to 5 years
Furniture and fixtures	62,185	60,319	5 to 10 years
Leasehold improvements and real property	78,578	70,907	Improvements
			over shorter of 5
			years or lease
			term; property
			over 7 to 40
			years

	369,237	413,504
Less accumulated depreciation	(304,396)	(347,046)

Net property, equipment and improvements	$64,841	$66,458

Depreciation expense amounted to $27.5 million, $24.2 million and $25.4 million in 2007, 2006 and 2005, respectively.
Note Four: Goodwill and Other Purchased Intangibles
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	IPG	iAS	SY365	Consolidated Total
Balance at January 1, 2006	$116,184	$122,680	$—	$238,864
Addition in goodwill recorded on Extended Systems acquisition	—	500	—	500

Goodwill recorded on Mobile 365 acquisition	—	—	335,088	335,088

Goodwill recorded on Solonde acquisition	2,065	—	—	2,065

Goodwill recorded on iFoundry acquisition	—	490	—	490

Reduction for utilization of acquired tax assets	(22,600)	(13,273)	(1,379)	(37,252)
Foreign currency translation adjustments and other	537	11	—	548

Balance at December 31, 2006	$96,186	$110,408	$333,709	$540,303

Goodwill recorded on CoboPlan acquisition	—	3,510	—	3,510

Addition in goodwill recorded on Mobile 365 acquisition	—	—	2,829	2,829

Reduction for utilization of acquired tax assets	(4,901)	(3,699)	(5,783)	(14,383)
Foreign currency translation adjustments and other	907	173	—	1,080

Balance at December 31, 2007	$92,192	$110,392	$330,755	$533,339

The following table reflects the carrying amounts and accumulated amortization of other purchased intangible assets:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/31/07	12/31/07	12/31/07	12/31/06	12/31/06	12/31/06
Purchased technology	$168,436	$(108,997)	$59,439	$163,333	$(95,193)	$68,140

AvantGo tradenames	3,100	—	3,100	3,100	—	3,100

XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000

Covenant not to compete	319	(165)	154	319	(59)	260

Customer lists	102,064	(38,149)	63,915	98,289	(24,141)	74,148

Totals	$277,919	$(147,311)	$130,608	$269,041	$(119,393)	$149,648

Purchased technology is amortized over a period of 4 to 7 years; covenant not to compete is amortized over a period of 3 years; customer lists are amortized over a period of 6 to 10 years. The AvantGo and XcelleNet tradenames are assigned an indeterminate life and are not amortized but instead tested for impairment in the same manner as goodwill. At December 31, 2007, the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.1 years. At December 31, 2007, the weighted average amortization period of the gross carrying value of purchased technology and customer lists were 6.6 years and 7.5 years, respectively. Amortization expense for other purchased intangibles totaled $27.4 million, $17.4 million and $18.5 million in 2007, 2006 and 2005, respectively.
Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (in thousands):

2008	27,204
2009	26,812
2010	24,377
2011	18,867
2012	11,691
Note Five: Other Assets
Other assets consist of the following (in thousands):

	2007	2006
Deposits	$28,021	$30,655
Other	7,995	8,896

	$36,016	$39,551

Deposits include an $13.9 million security deposit on a 15-year non-cancelable lease for the Company’s Dublin, California facility. Other includes $4.2 million of capitalized note issuance costs related to the Company’s issuance of convertible subordinated notes in 2005. See Note Fifteen to Consolidated Financial Statements.

Note Six: Lease Obligations, Other Liabilities and Commitments
Capital Lease
The Company leases office space and equipment under non-cancelable capital leases that expire through October 2019.
In May of 2003, the Company entered into a 15-year capital lease for a new facility in Waterloo, Canada. The lease requires monthly payments of approximately $97,913, which includes both principal and interest commencing October 2004 through October 2019. Gross assets of approximately $9.8 million and accumulated depreciation of $2.1 million have been recorded in relation to this capital lease as of December 31, 2007. This capital lease asset is captured on the Company’s balance sheet within property, equipment and improvements, net. The corresponding liability is captured within other liabilities.
Future minimum lease payments under capital lease obligations at December 31, 2007 are as follows (dollars in thousands):

2008	$1,251
2009	1,225
2010	1,175
2011	1,175
2012	1,175
Thereafter	7,978

Sub-total	13,979
Less amount representing interest	5,233

Total minimum lease payments	$8,746

Sale-and-Leaseback
Upon completion of the Company’s acquisition of Extended Systems Incorporated (ESI) in October 2005, the Company assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement the Company has an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on the balance sheet at December 31, 2007.
As part of the agreement, ESI entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2 percent of the sale price, or approximately $442,000. The Company is also obligated to pay all expenses associated with the building during the lease, including the costs of property taxes, insurance, operating expenses and repairs.
Leasehold Improvements Note
As part of the 15-year capital lease agreement entered into for the Company’s Waterloo, Canada facility, the Company entered into an agreement with the landlord to finance approximately $1.8 million of leasehold improvements at an annual interest rate of 8.76%. The loan requires monthly principal and interest payments of $18,496, commencing October 2004 through October 2019. The corresponding liabilities of $0.1 million and $1.5 million at December 31, 2007 have been recorded in the current and long-term portions of other liabilities, respectively.
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
Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2007 (including those provided for in the Company’s restructuring accrual) are as follows (dollars in thousands):

2008	$44,928
2009	41,803
2010	33,869
2011	25,607
2012	23,646
Thereafter	76,284

Total minimum lease payments*	$246,137

*	Minimum payments have not been reduced by minimum sublease rentals of $7.5 million due in the future under non-cancelable subleases.
The following schedule shows the composition of total rent expenses for all operating leases:

	Year ending December 31,
	2007	2006	2005
Rent expense	$47,913	$46,051	$45,990
Less: sublease rentals	4,011	4,289	4,339

	$43,902	$41,762	$41,651

Letters of Credit
At December 31, 2007, the Company had outstanding letters of credit in the amount of $0.3 million. These letters of credit have never been accessed, and related to lease obligations of the Company.
Note Seven: Stockholders’ Equity
Preferred Stock Rights
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
Restricted Stock Grants
During 2007, 2006, and 2005, the Company issued service-based restricted Common Stock under the 2003 Stock Plan to certain senior executives and employees totaling 129,000, 92,786, and 60,000 shares, respectively. The service-based restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three year period. As of December 31, 2007, 30,675 of these service-based restricted shares have been returned to the Company. The Company has amortized the fair market value of the underlying shares on the date the service-based restricted shares were granted pro rata over the term of the applicable return right period.
During 2007, 2006, and 2005 the Company issued performance-based restricted Common Stock under the 2003 Stock Plan to certain executives and employees totaling 422,437, 335,264, and 582,000 shares, respectively. The performance-based restricted shares are subject to be returned to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three year period. As of December 31, 2007, performance-based restricted shares returned to the Company due to terminations were 12,800, 37,686, and 35,000 respectively. In addition, the percentage of shares, if any, that will vest will be determined based on the Company’s percentage achievement of certain specified one to three year performance targets. Up to 125% of the shares issued in 2007 and 2006 can vest if the performance achievement exceeds the performance targets. The Company has estimated that vested shares related to the 2007, 2006 and 2005 issuances were 409,637, 297,578, and 547,000 respectively. The Company has amortized the current fair market value of the underlying shares expected to vest pro rata over the term of the applicable return right period. The fair value amortization is adjusted periodically for any changes to the amount of performance-based restricted shares expected to vest as a result of the Company’s return right triggers.
Stock Repurchase Program
Beginning in 1998, the Company’s Board of Directors authorized the repurchase of Sybase outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2007, aggregate amounts authorized under the Stock Repurchase Program totaled $850.0 million. During 2007, 2006, and 2005 the Company repurchased 6.6 million shares, 2.7 million shares and 2.0 million shares, respectively at costs of $166.7 million, $59.8 million, and $44.1 million, respectively.
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
On February 25, 2008 the Company agreed to conduct a self-tender offer for $300 million of the Company’s common stock at a price between $28 and $30 in a modified Dutch auction. The Company also agreed to use its best efforts to complete approximately $82.9 million in additional open market repurchases prior to the Company’s 2009 Annual Meeting, this amount represents the remaining authorization in the Company’s Stock Repurchase Program (See Note Sixteen – Subsequent Events).
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

As of December 31, 2007, an aggregate of 13,400,000 shares of Common Stock had been reserved under the ESPP, of which 1,169,978 shares remained available for issuance. Employees purchased 129,591 shares, 165,554 shares and 300,616 shares in 2007, 2006, 2005, respectively.
Stock Option Plans
An aggregate of 700,000 and 300,000 shares of Common Stock have been issued or reserved for issuance under the 1992 Director Option Plan, as amended (the 1992 Director Plan), and the 2001 Director Option Plan, respectively as of December 31, 2007. Options expire ten years from the date of grant and vest ratably over four years from the grant date. The 1992 Director Plan expired in February 2002, and no further options are available for grant under the 1992 Director Plan, but optionees are able to exercise their vested options before those options expire. As of December 31, 2007, 280,000 unexercised options remain outstanding under the 1992 Director Plan.
An aggregate of 12,141,893 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees, directors and consultants of the Company pursuant to the 2003 Stock Plan (2003 Stock Plan) at December 31, 2007. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. Options expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date), three months after termination of employment, two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods, but generally vest over four years.
On May 27, 2004, the Company’s stockholders approved the transfer of all shares available for grant pursuant to the Company’s 1996 Stock Plan and the Company’s 1999 Stock Plan to the 2003 Stock Plan along with all remaining shares represented by grants that are cancelled or forfeited without exercise under these plans and the 1992 Director Plan and the 2001 Director Option Plan. The Company’s 1988 Stock Plan terminated in June 1998 in accordance with its terms, at that time no further grants were made under the 1998 Stock Plan, but optionees may exercise vested options prior to their expiration. As of December 31, 2007, 301,492 unexercised options remain outstanding under the 1988 Stock Plan.
FFI Stock Option Plans
In February of 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). At December 31, 2007, an aggregate of 7,088,870 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by the Company and supported by a valuation prepared by an independent valuation expert. All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. Options expire ten years from the grant date. In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. As of December 31, 2007, there were 853,724 unexercised options outstanding under the 2000 Plan.
In March 2001, FFI established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2007, an aggregate of 6,175,360 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of FFI, and certain employees of Sybase, Inc. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by the Company and supported by a valuation prepared by an independent valuation expert. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. No options were issued during 2007. Options expire ten years from the grant date. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.

iAS Stock Option Plan
In March 2001, iAS established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 15,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS’s Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. Because iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS’s Board of Directors and supported by a valuation prepared by the Company. No options were issued during 2007. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted.
Impact of the Adoption of SFAS 123(R)
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded on the Company’s results of operations in accordance with SFAS 123(R).

	Year Ended
	December 31,
In thousands, except per share data	2007	2006
Cost of services	$1,544	$1,629
Cost of messaging	544	124
Sales and marketing	5,304	4,432
Product development and engineering	2,982	2,679
General and administrative	13,670	12,861

Stock-based compensation expense included in total costs and expenses	24,044	21,725
Tax benefit related to stock-based compensation expense	(6,775)	(5,730)

Stock-based compensation expense included in net income	$17,269	$15,995

Reduction of net income per share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.17
Prior to the adoption of SFAS 123(R), the Company presented unearned stock compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006 the Company reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for stock-based compensation (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified $14.5 million and $9.6 million in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for 2007 and 2006, respectively.
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
Expected Volatility. Prior to the second quarter of 2005, the Company estimated the volatility factors for stock options and stock appreciation rights considering the historical volatility of its stock over the most recent four year period, which was approximately equal to the average expected life of its options. Beginning in the second quarter of 2005 the Company estimated the volatility of its options and stock appreciation rights considering both the historical volatility of its stock over periods that were equal to the expected term of our options and the prices of its publicly traded options, which the Company believes provides a more accurate estimate of expected volatility factors over the life of the options.
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
The Company used the following assumptions to estimate the fair value of options and stock appreciation rights granted for the periods indicated:

	2007	2006	2005

Expected volatility	25.84%	27.73%	36.93%
Risk-free interest rates	4.51%	4.71%	3.81%
Expected lives (years)	4.52	3.98	4.24
Expected dividend yield	—	—	—

Equity Compensation Plans
Price data and activity for the Company’s equity compensation plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

	Outstanding Options,
	Stock Appreciation
	Rights and Restricted	Weighted Average
	Stock	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2004	16,928,217	$15.15
Granted	2,329,981	14.45
Exercised	(3,640,478)	12.15
Forfeited or expired	(855,106)	18.95

Balance at December 31, 2005	14,762,614	$15.59
Granted	3,413,093	17.15
Exercised	(3,380,478)	13.92
Forfeited or expired	(794,710)	17.26

Balance at December 31, 2006	14,000,519	$16.26
Granted	2,268,607	18.60
Exercised	(2,952,576)	12.94
Forfeited or expired	(630,646)	17.13

Balance at December 31, 2007	12,685,904	$17.41

The total number of shares granted in 2006 includes 549,728 options assumed by the Company due to its acquisition of Mobile 365, Inc. The weighted average fair value of options, restricted stock, and stock appreciation rights granted in 2007, 2006 and 2005 was $11.68, $10.00, and $9.83 per share, respectively.
At December 31, 2007, options and stock appreciation rights to purchase 7,648,485 shares were exercisable at prices ranging from $0.00 to $28.13. All 5,225,964 shares available for grant at December 31, 2007 were available under the 2003 Stock Plan.

Equity compensation plans outstanding and exercisable at December 31, 2007 were as follows:

	Options, Restricted Stock, & Stock Appreciation Rights
	Outstanding				Options & Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Ranges of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercisable Prices	Shares	Life	Price	Value	Shares	Life	Price	Value

$0.00 to $9.93	2,294,347	5.69	$2.90	$53,212,397	680,734	3.90	$8.86	$11,730,049
$10.10 to $18.09	2,214,311	4.41	$13.81	27,195,153	2,188,205	4.39	$13.79	26,907,119
$18.24 to $20.72	2,158,184	4.92	$19.65	13,895,407	1,675,022	4.86	$19.67	10,750,612
$20.77 to $22.56	2,372,933	4.76	$21.63	10,575,015	1,223,728	4.20	$21.81	5,240,107
$22.63 to $24.44	2,124,738	5.09	$24.06	4,320,757	787,460	2.77	$23.90	1,725,196
$24.50 to $28.13	1,521,391	4.10	$25.50	1,062,404	1,093,336	3.25	$25.39	907,094

$0.00 to $28.13	12,685,904	4.87	$17.41	$110,261,133	7,648,485	4.09	$18.62	$57,260,177

The Company defines in-the-money options at December 31, 2007 as options that had exercise prices that were lower than the $26.09 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 12.3 million shares that were in-the-money at that date. There were 7.4 million in-the-money options exercisable at December 31, 2007. The total intrinsic value of options exercised during 2007 was $38.1 million and during 2006 was $30.8 million, determined as of the date of exercise.
Nonvested restricted stock grants as of December 31, 2007 and changes during 2007 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
Nonvested at December 31, 2006	1,557,689	$19.02
Granted	551,437	24.97
Vested	(561,700)	17.59
Forfeited	(42,100)	22.43

Nonvested at December 31, 2007	1,505,326	$21.64

Price data and activity for the FFI stock option plans and the iAS Plan are summarized as follows:

	FFI Stock Plans		iAS Plan
	Outstanding	Weighted	Outstanding	Weighted
	options	average	options	average
	number of	Exercise price	number of	Exercise price
	shares	Per share	shares	Per share
Balance at December 31, 2004	7,865,456	$3.37	11,527,354	$2,51
Granted	—	—	46,750	2.51
Forfeited or expired	(112,950)	3.33	(57,405)	2.51

Balance at December 31, 2005	7,752,506	$3.37	11,516,699	$2.51
Forfeited or expired	(4,574,138)	3.51	(1,283,359)	2.51

Balance at December 31, 2006	3,178,368	$3.22	10,233,340	$2.51
Forfeited or expired	(876,078)	1.98	(1,079,021)	2.51

Balance at December 31, 2007	2,302,290	$2.83	9,154,319	$2.51

No FFI options were granted in 2007, 2006, and 2005. Forfeitures in 2006 include 1,650,008 returned by senior executives of the Company. The weighted average fair value of the iAS options granted in 2005 was $1.06. No iAS options were granted in 2007 and 2006.
The following table summarizes information about the FFI stock options outstanding at December 31, 2007:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Ranges of		Contractual	Exercise		Exercise
Exercisable prices	Shares	Life	Price	Shares	Price

$0.75	558,500	4.90	$0.75	558,500	$0.75
$0.78	620,500	5.46	$0.78	616,020	$0.78
$5.00	1,123,290	2.64	$5.00	1,123,290	$5.00

$0.75 to $5.00	2,302,290	3.95	$2.83	2,297,810	$2.84

There are no intrinsic values for FFI stock options as of December 31, 2007
At December 31, 2007, there were 9,063,856 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding at December 31, 2007 was 4.00 years. The weighted average remaining contractual life of the options exercisable at December 31, 2007 was 3.97 years. There are no intrinsic values for iAS stock options as of December 31, 2007.
The Company recorded $13.9 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $10.2 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2007. The total tax benefit related to this stock-based compensation was $6.8 million. The Company recorded $13.6 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $8.1 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2006. The total tax benefit related to this stock-based compensation was $5.7 million. As of December 31, 2007, there was $43.4 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.2 years.
The Company received $41.2 million and $50.6 million in cash from option exercises and its Employee Stock Purchase Plan in 2007 and 2006, respectively. The actual tax benefits that the Company realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all stock-based payment arrangements totaled $7.3 million during 2007 and $12.0 million during 2006.
Due primarily to the Company’s ongoing program of repurchasing its common stock on the open market, at December 31, 2007 the Company had 18.1 million treasury shares. The Company satisfies option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed above, the Company accounted for stock-based employee compensation under SFAS 123(R)’s fair value method during 2006. Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25. Accordingly, the Company had recorded no stock-based compensation expense for the Company’s fixed stock option plans (including the FFI and iAS stock plans) and the Company’s employee stock purchase plan for 2005. The following table illustrates the effect on the Company’s net income and net income per share for 2005 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model.

(Dollars in thousands, except per share data)	2005
As reported net income — stock-based employee compensation determined using the intrinsic value method	$85,583

Add: Stock-based employee compensation cost, net of tax, Included in net income as reported	7,306

Less: Pro-forma stock-based employee compensation cost, net of tax, determined under the fair value method	(18,848)

Pro-forma net income – stock-based employee Compensation determined under the fair value method	$74,041

Basic net income per share
As reported	$0.95
Pro forma	0.82

Diluted net income per share
As reported	$0.92
Pro forma	0.79

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
The following is a geographical breakdown of consolidated income (loss) before the cumulative effect of an accounting change and income taxes (In thousands):

	2007	2006	2005
United States	$118,655	$51,110	$24,755
Foreign	71,297	110,207	111,960

Total	$189,952	$161,317	$136,715

The provisions (credits) for income taxes consist of the following (In thousands):

	2007	2006	2005
Federal
Current	$5,005	$20,840	$16,595
Deferred	11,366	4,171	7,199

	16,371	25,011	23,794

State
Current	$2,572	$2,323	$2,413
Deferred	3,659	2,696	2,002

	6,231	5,019	4,415

Foreign
Current	$21,417	$41,910	$21,952
Deferred	(2,917)	(5,687)	971

	18,500	36,223	22,923

Total	$41,102	$66,253	$51,132

During the quarter ending December 31 2007, due to possible share repurchases or acquisitions, management reduced its estimate of foreign subsidiaries’ earnings permanently reinvested. This change could have the effect of increasing the Company’s future dividends from its foreign subsidiaries and thus its future US taxable income. As a result of this change and other projected changes in the Company’s future US taxable income, management re-evaluated the need for valuation allowances for the Company’s US deferred tax assets. As a result of this re-evaluation, during the quarter ending December 31, 2007, the Company released approximately $27.6 million of valuation allowances relating to federal research tax credit and foreign tax credit carryforwards, of which $26.4 million reduced tax expense and approximately $1.2 million reduced goodwill.
The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In 2005 the Company distributed cash from certain foreign subsidiaries and reported an extraordinary dividend (as defined in the Jobs Creation Act) of approximately $94 million. This extraordinary dividend generated an income tax expense of approximately $3.1 million relating to the Company’s 2005 results. This tax incentive did not apply in 2007 or in 2006.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (In thousands):

	2007	2006	2005
Tax (credit) at U.S. statutory rate	$66,483	$56,461	$47,850
State tax, net of federal benefit	11,453	5,019	4,415
Operating tax losses and credits used	(10,461)	0	(275)
Valuation allowances released	(26,428)	0	0
Domestic production activities deduction	(1,848)	0	0
Difference between estimated amounts recorded and actual liabilities resulting from the filing of prior year’s tax return	(804)	(2,806)	(2,646)
Expired federal research credits	0	854	0
Effect of foreign operations	(18,567)	(2,683)	410
Amortization/impairment of intangible assets	0	0	1,054
Stock-based compensation	2,660	3,012	2,570
Increase (decrease) of deferred tax liability associated with certain foreign earnings	15,480	1,464	(1,174)
Reserve for tax contingencies, net	3,674	4,889	(2,056)
Other	(540)	43	984

Total	$41,102	$66,253	$51,132

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s net deferred tax assets were as follows at December 31 (In thousands):

	2007	2006
Depreciation	$9,960	$6,725
Deferred revenue	1,865	1,023
Accrued expenses	28,039	26,890
Allowance for doubtful accounts	504	667
Net operating loss carryovers and tax credits carryforwards	127,168	168,236
Intangible assets	46,357	53,887
Stock-based compensation	11,450	6,563
Capital loss carryforward	1,203	11,453
Other assets	2,119	8,558

Gross deferred tax asset	228,665	284,002

Unremitted foreign earnings	(29,701)	(5,759)
Acquired Intangibles	(43,590)	(50,663)
Capitalized Software	(29,711)	(29,613)

Gross deferred tax liability	(103,002)	(86,035)

Total before valuation allowance	125,663	197,967
Valuation allowance	(91,761)	(170,122)

Net deferred tax assets	$33,902	$27,845

Recorded as:
Current deferred tax assets	$37,979	$6,224
Noncurrent deferred tax assets	10,038	36,069
Noncurrent deferred tax liabilities	(14,115)	(14,448)

	$33,902	$27,845

The valuation allowance decreased by $78.4 million in 2007 and increased by $37.4 million and $36.4 million in 2006 and 2005, respectively. This valuation allowance primarily relates to the deferred tax assets that the Company believes are unlikely to be realized. These deferred tax assets include net operating loss carryforwards, capital loss carryforwards, State research and development tax credits. In addition, a valuation allowance is maintained for deferred tax assets associated with stock option activity until such time as the tax assets reduce current tax payable. The movement was primarily related to the following items (In thousands):

Valuation allowance reclassified to Uncertain Tax Position under FIN 48 adopted on January 1, 2007	$(18,687)
Valuation allowance associated with tax loss carryforwards and tax credits used during the year	(25,156)
Valuation allowance reduced for tax credit carryforwards expected to be realized	(27,637)
Valuation allowance associated with deferred tax assets adjusted to tax return amounts	(292)
Valuation allowance attributable to capital loss that expired in 2007	(9,884)
Valuation allowance attributable to foreign tax credits relating to Uncertain Tax Position	1,795
Valuation allowance attributable to State research tax credits earned during 2007	1,500

$(78,361)

Approximately $48 million of the valuation allowance relates to deferred tax assets associated with net operating losses acquired in, or attributable to, acquisitions. If the associated deferred tax assets are realized, the benefit from their realization will reduce goodwill carried on the Company’s books associated with these acquisitions rather than future income tax expense. The valuation allowance also includes approximately $16 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity. The remaining valuation allowance relates primarily to State net operating loss and tax credit carryforwards.
As of December 31, 2007, the Company had federal research and development tax credits of approximately $28 million, which expire in years from 2009 through 2027, foreign tax credits of approximately $26 million expiring primarily in year 2015, minimum tax credits of approximately $6 million currently not subject to expiration dates, and approximately $126 million of net operating losses which expire in years from 2019 through 2025. As of December 31, 2007, the Company had State net operating losses of $89 million expiring in years 2012 through 2027 and $35 million of State research credits, a portion of which expire in 2012 and a portion of which currently have no expiration period.
No provision has been made for income taxes and foreign withholding taxes on approximately $91 million of undistributed earnings from non-US operations as of December 31, 2007 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $19 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of adopting FIN 48, the Company did not record any cumulative effect adjustment to the opening balance of retained earnings and additional paid-in-capital. Under FIN 48, the Company recognizes the tax benefit of a tax position that the Company takes or expects to take in a tax return, when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For these positions, the Company recognizes an amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority. Tax benefits for tax positions that are not more likely than not of being sustained upon examination are recognized, generally, when the tax position is resolved through examination or upon the expiration of the statute of limitations. The difference between the tax benefit of tax positions taken in tax returns and the amount of tax benefit recognized in our financial statements represents unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In thousands):

Unrecognized tax benefits balance at January 1, 2007	$44,447
Gross increases for tax positions of prior years	1,678
Gross increases for tax positions of the current year	9,608
Settlements	0
Reductions as a result of a lapse of the applicable statute of limitations	(5,551)

Unrecognized tax benefits balance at December 31, 2007	$50,182

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $45 million as of December 31, 2007 and $39 million as of January 1, 2007.
We recognize interest and penalties related to uncertain tax positions in income tax expense. The liability for unrecognized tax benefits included accrued interest of $3.5 million and $3 million and no penalties at December 31, 2007 and January 1, 2007, respectively. Tax expense for the year ending December 31, 2007 includes approximately $960 thousand of interest and no penalties.
The Company believes that it has provided adequate accruals for all anticipated tax audit adjustments in the U.S., State and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate that payment of these amounts are unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease during the next 12 months.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2004. The Company is no longer subject to Canadian income tax examination for years before 2000. Income tax returns filed in certain state and foreign jurisdictions are under examination.
Note Nine: Retirement Plan
401(k) Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. In 2007 and 2006, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $5,000. In 2007, 2006 and 2005, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $4,000 of salary contributed by the employee, with a maximum employer match of $2,000 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2007, 2006 or 2005.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate transactions/activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for 2007 and 2006 consisted primarily of stock-based compensation expenses.
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
A summary of the segment financial information reported to the CEO for the year ended December 31, 2007 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$238,336	$511	$22	$—	$238,869
Mobile and Embedded	36,744	69,194	—	—	105,938

Subtotal license fees	275,080	69,705	22	—	344,807
Intersegment license revenues	384	30,627	—	(31,011)	—

Total license fees	275,464	100,332	22	(31,011)	344,807

Services
Direct service revenue	496,198	48,007	4	—	544,209
Intersegment service revenues	445	29,002	—	(29,447)	—

Total services	496,643	77,009	4	(29,447)	544,209

Messaging	—	—	136,514	—	136,514

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Total revenues	772,107	177,341	136,540	(60,458)	1,025,530

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	600,462	140,301	123,454	(60,458)	803,759

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	171,645	37,040	13,086	—	221,771

Amortization of other purchased intangibles	2,108	4,168	7,507	—	13,783

Amortization of purchased technology	1,611	8,222	3,758	—	13,591

Operating income before cost of restructure and unallocated costs	167,926	24,650	1,821	—	194,397

Cost of restructure – 2007 Activity	(13)	—	—	—	(13)

Operating income before unallocated costs	167,939	24,650	1,821	—	194,410

Unallocated costs					25,847

Operating income					168,563

Interest income, interest expense and other, net					21,377

Minority interest					12

Income before income taxes					$189,952

A summary of the segment financial information reported to the CEO for the year ended December 31, 2006 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$229,376	$235	$—	$—	$229,611
Mobile and Embedded	31,621	65,519	—	—	97,140

Subtotal license fees	260,997	65,754	—	—	326,751
Intersegment license revenues	86	26,333	—	(26,419)	—

Total license fees	261,083	92,087	—	(26,419)	326,751

Services
Direct service revenue	485,016	46,156	—	—	531,172
Intersegment service revenues	367	25,905	—	(26,272)	—

Total services	485,383	72,061	—	(26,272)	531,172
Messaging	—	—	18,240	—	18,240

Total revenues	746,466	164,148	18,240	(52,691)	876,163

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	598,864	136,500	17,596	(52,691)	700,269

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	147,602	27,648	644	—	175,894

Amortization of other purchased intangibles	2,060	4,184	1,087	—	7,331

Amortization of purchased technology	1,654	7,883	543	—	10,080

Operating income (loss) before cost of restructure and unallocated costs	143,888	15,581	(986)	—	158,483

Cost of restructure – 2006 Activity	961	—	—	—	961

Operating income (loss) before unallocated costs	142,927	15,581	(986)	—	157,522

Unallocated costs					23,758

Operating income					133,764

Interest income, interest expense and other, net					27,634

Minority interest					(81)

Income before income taxes					$161,317

A summary of the segment financial information for the year ended December 31, 2005 based on the Company’s 2007 and 2006 segments is presented below (in thousands):

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

Geographic Information
The Company has historically operated in one industry (the development and marketing of computer software and related services). With the acquisition of Mobile 365 in 2006, the Company has begun operations in the mobile messaging services industry. The company markets its products and services internationally through both foreign subsidiaries and distributors located in the United States, Europe, Asia, Australia, Canada, New Zealand and Latin America. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America. The following table presents a summary of annual revenues and net long-lived assets excluding deferred tax assets by geographic region (in thousands):

	2007	2006	2005
Revenues:
Unaffiliated customers:
United States	$499,815	$442,432	$441,809
Europe	342,029	279,306	233,524
Other	183,686	154,425	143,362

Total	$1,025,530	$876,163	$818,695

Long-lived assets, net:
United States	$770,210	$788,052	$571,976
Europe	59,380	60,086	13,572
Other	46,129	31,782	26,237

Total	$875,719	$879,920	$611,785

Note Eleven: Business Combinations
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
On November 8, 2006, the Company completed its acquisition of Mobile 365 Inc, a privately held mobile messaging and content delivery company for approximately $418.5 million comprised of $416.2 million in cash and additional purchase related costs of approximately $2.3 million. As a result of the acquisition, the Company expects to extend its Unwired Enterprise vision with the addition of two new enterprise channels, wireless carriers and global content providers. This acquisition provides Sybase with an extensive carrier channel of approximately 700 operators, a portfolio of financial, media and entertainment customers, and new opportunities to leverage its AvantGo mobile Internet service, mFolio™ Web content mobilization service, and data analytics capabilities. The results of Mobile 365 are included in the Company’s Sybase 365 reporting segment from November 8, 2006 onward.
The estimated excess of the purchase price over the fair value of the net tangible assets acquired is approximately $413.8 million. Of the estimated $413.8 million excess, $25.2 million was allocated to developed existing technology, $50.7 million was allocated to customer contracts and relationships, and $337.9 million was allocated to goodwill. The developed existing technology and customer contracts and relationships were assigned useful lives of seven years. The Company’s basis for determining its allocation included consideration of a valuation prepared by an independent third-party appraiser. This independent appraiser also assisted the Company in determining the appropriate useful life with the intangible assets acquired. Included in goodwill is approximately $28.3 million which has an offsetting amount allocated to long-term deferred tax liability for the amortization of the developed technology, and customer lists, which is not deductible for tax purposes.
In connection with Mobile 365, included in other current accrued liabilities are accrued operating costs due to mobile operators and content providers totaling $37.6 million and $34.3 million at December 31, 2007 and 2006, respectively.
Note Twelve: Litigation
A former employee, who was terminated as part of position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to $1,345,000. Additional awards for legal fees and costs amounted to $750,000. Sybase filed a notice of appeal of the $1,345,000 jury verdict, as well as the fee and cost awards. Sybase filed its opening brief in the appeal on January 27, 2006. Plaintiff filed their reply brief in April 2006, responding to Sybase’s appeal and appealing the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award. All briefs have been filed in the appeal and oral arguments have occurred. The parties are awaiting a ruling from the court of appeal.
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

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at December 31, 2007. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
Note Thirteen: Restructuring Costs
In 2004, 2003, 2002 and 2001 the Company embarked on restructuring aimed at reducing its annual expenses. The Company recorded restructuring charges to reflect these activities including future lease costs, reduced by estimated sublease payments. In connection with the 2003 acquisition of AvantGo, the Company assumed certain liabilities associated with AvantGo’s 2001 and 2002 restructuring programs and accrued additional amounts primarily related to excess space at AvantGo’s facilities, net of expected sublease revenues.
In connection with the acquisition of Mobile 365 the Company recorded restructuring obligations totaling $1.3 million primarily related to the closure or consolidation of several existing Mobile 365 facilities, net of expected sublease revenue, the termination of a small number of Mobile 365 employees and costs associated with the liquidation of Mobile 365 subsidiaries.
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the plans through December 31, 2007 (Dollars in millions):

	Accrued			Accrued
	Liabilities		Amounts	Liabilities
	at	Amounts	Accrued	at
	12/31/06	Paid	(Reversed)	12/31/07
2004 Plan	4.2	(1.2)	0.1	3.1

2003 Plan	0.2	(0.1)	(0.1)	—

2002 Plan	8.3	(3.1)	0.8	6.0

2001 Plan	2.0	(0.7)	—	1.3

AvantGo	0.9	(0.8)	(0.1)	—

Mobile 365	1.3	(0.5)	—	0.8

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
These payments will be made over various remaining lease terms over a shorter period as the Company may negotiate with its lessors. Such lease terms under the 2004 Plan, 2002 Plan and 2001 Plan generally expire through October 2012, May 2010 and September 2010, respectively.
During 2007, 2006 and 2005, the Company recognized additional restructuring charges under the plans related to revisions to expected sublease and amounts reflect the difference between the discounted amounts accrued and the actual payments.
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
Note Fifteen: Convertible Subordinated Notes
On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. In 2007 and 2006, the Company recognized interest expense of $8.0 million, excluding amortization of debt issuance costs totaling $2.0 million. In 2005, the Company recognized interest expense of $6.9 million, excluding amortization of debt issuance costs totaling $1.7 million.
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
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated Balance Sheets at December 31, 2007. This asset will be amortized into interest expenses on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. Unamortized offering fees and expenses were $4.2 million and $6.1 million at December 31, 2007 and 2006, respectively.
Note Sixteen: Subsequent Events
On February 25, 2008 the Company entered into an agreement with one of its stockholders, Sandell Asset Management Corp. (Sandell) pursuant to which, subject to certain conditions, (i) the Company agreed to undertake a self-tender offer to purchase $300 million worth of its common stock at a price between $28 and $30 per share in a modified Dutch auction and to complete such tender offer by April 15, 2008, and the Company agreed to use its best efforts to complete approximately $82.9 million in additional open market repurchases prior to the Company’s 2009 Annual Meeting; and (ii) Sandell agreed to withdraw its nominees to the Company’s Board, to terminate its current proxy solicitation, and to vote in favor of the Company’s nominees for directors, at the 2008 Annual Meeting and the 2009 Annual Meeting, and agreed to certain other restrictions on the future acquisition of Company shares, participation in proxy contests involving the Company, public announcements concerning the Company and certain other restrictions until the Company’s 2009 Annual Meeting.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2007	2007	2007	2007	2007
Revenues:
License fees	$69,365	$77,435	$85,141	$112,866	$344,807
Services	129,651	135,230	135,838	143,490	544,209
Messaging	31,021	32,358	34,287	38,848	136,514

Total revenues:	230,037	245,023	255,266	295,204	1,025,530
Costs and expenses:
Cost of license fees	12,753	13,083	12,667	14,611	53,114
Cost of services	38,742	39,539	38,684	40,825	157,790
Cost of messaging	18,889	18,906	21,428	23,375	82,598
Sales and marketing	64,575	64,916	64,415	73,089	266,995
Product development and engineering	38,753	36,920	38,739	38,159	152,571
General and administrative	31,496	32,680	31,231	33,912	129,319
Amortization of other purchased intangibles	3,410	3,436	3,445	3,492	13,783
Cost (reversal) of restructure	4	(51)	17	827	797

Total costs and expenses	208,622	209,429	210,626	228,290	856,967

Operating income	21,415	35,594	44,640	66,914	168,563
Interest income, expense, and other, net	5,005	5,142	5,710	5,520	21,377
Minority interest	(20)	—	—	32	12

Income before income taxes	26,400	40,736	50,350	72,466	189,952
Provision for income taxes	11,252	14,708	16,220	(1,078)	41,102

Net income	$15,148	$26,028	$34,130	$73,544	$148,850

Basic net income per share	$0.17	$0.29	$0.38	$0.83	$1.65
Diluted net income per share	$0.16	$0.28	$0.37	$0.81	$1.61

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2006	2006	2006	2006	2006
Revenues:
License fees	$66,888	$83,141	$76,338	$100,384	$326,751
Services	128,120	132,418	132,794	137,840	531,172
Messaging	—	—	—	18,240	18,240

Total revenues:	195,008	215,559	209,132	256,464	876,163
Costs and expenses:
Cost of license fees	12,792	11,930	12,160	13,658	50,540
Cost of services	38,352	38,338	37,681	38,591	152,962
Cost of messaging	—	—	—	11,097	11,097
Sales and marketing	61,355	67,833	62,019	72,074	263,281
Product development and engineering	36,997	37,543	37,327	37,643	149,510
General and administrative	24,987	25,947	26,103	28,988	106,025
Amortization of other purchased intangibles	1,546	1,552	1,573	2,660	7,331
Cost of restructure	34	66	39	1,514	1,653

Total costs and expenses	176,063	183,209	176,902	206,225	742,399

Operating income	18,945	32,350	32,230	50,239	133,764
Interest income, expense, and other, net	6,058	7,217	7,936	6,423	27,634
Minority interest	—	—	—	(81)	(81)

Income before income taxes	25,003	39,567	40,166	56,581	161,317
Provision for income taxes	7,751	13,234	15,081	30,187	66,253

Net income	$17,252	$26,333	$25,085	$26,394	$95,064

Basic net income per share	$0.19	$0.30	$0.28	$0.29	$1.06
Diluted net income per share	$0.19	$0.29	$0.27	$0.28	$1.03

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Report of Management on Internal Controls over Financial Reporting
See Financial Statements and Supplementary Data — Report of Management on Internal Controls over Financial Reporting. Part II, Item 8.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures at December 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
Current Executive Officers
Our executive officers are identified in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2008 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2007.

Identification of Directors
Our directors are identified under the section entitled “Election of Directors” in our Proxy Statement.
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
Information required under Item 201(d) of Regulation S-K regarding our equity compensation plans (both stockholder and non-stockholder approved plans) is set forth in the following table with aggregated information regarding our equity compensation plans as of December 31, 2007.
At December 31, 2007, the Company had a total of 11,197,350 options and SARs outstanding with a weighted average exercise price of $18.6188. As of December 31, 2007 the outstanding options and SARs had an average remaining contractual life of 4.71 years. At December 31, 2007 the Company had a total of 1,505,326 shares of outstanding and unvested restricted stock (including performance-based and service-based restricted stock).

		Weighted average	Number of Securities remaining
	Number of Securities to be	exercise price of	available for future issuance under
	issued upon exercise of	outstanding	equity compensation plans
	outstanding options, warrants	options, warrants	(excluding securities reflected in
	and rights (#)	and rights ($/sh.)	column (a)) (#)
Plan category (1)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	11,242,515	$15.64	5,225,214

Equity compensation plans not approved by security holders (2)	1,460,161	13.69	0

Total	12,702,676	15.42	5,225,214

(1)	Includes all equity compensation plans in each category that were assumed by the Company in connection with merger, consolidation and acquisition transactions pursuant to which the Company may make subsequent grants or awards of Company securities in the appropriate category.

(2)	A description of the Company’s equity compensation plans, including the 1999 Plan, the Company’s only non-stockholder approved equity plan, is set forth in Note Seven to the Company’s Consolidated Financial Statements, Part II, Item 8. The Company has not made grants under the 1999 Plan since April 2, 2004 and no shares remain available for grant in the 1999 Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to “Employment and Change of Control Agreements” and “Policies and Procedures for Related Party Transactions” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report on Form 10-K:
          1. Financial Statements. See financial statements listed in the table of contents at the beginning of Part II, Item 8.
          2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2007, 2006, and 2005 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and related notes in Part II, Item 8.
          3. Exhibits. See the response under Item 15(c) below. All management contracts and compensatory plans filed as exhibits are indicated as such in Item 15(c).
(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K.
(c) Schedules.

Form 10-K
Page
II Valuation and Qualifying Accounts	105
Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
SYBASE, INC.

				Translation
	Beginning	Charged to		Adjustments and	Ending
(Dollars in thousands)	Balance	perations (A)	Write-offs (B)	Other	Balance
Year ended December 31, 2007:
Allowance for doubtful accounts	$3,998	$1,343	$(1,951)	$345	$3,735

Year ended December 31, 2006:
Allowance for doubtful accounts	$2,651	$2,330	$(1,277)	$294	$3,998

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,852	$2,263	$(1,480)	$16	$2,651

A	Sales returns and credit memos allowances

B	Uncollectible accounts written off and recoveries
The required information regarding the valuation allowance for deferred tax assets is included in Note Eight to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

SYBASE, INC.

	By:	/S/ JOHN S. CHEN
February 29, 2008		John S. Chen
Chairman of the Board, Chief
Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John S. Chen, Charles Chen and Daniel Cohen, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/S/ JOHN S. CHEN	Chairman of the Board, Chief Executive Officer	February 29, 2008
(John S. Chen)	(Principal Executive Officer), President and Director

/S/ JEFFREY G ROSS	Senior Vice President and Chief Financial	February 29, 2008
(Jeffrey G. Ross)	Officer (Principal Financial Officer)

/S/ KEITH JENSEN	Vice President and Corporate	February 29, 2008
(Keith Jensen)	Controller (Principal Accounting Officer)

/S/ RICHARD C. ALBERDING	Director	February 29, 2008
(Richard C. Alberding)

/S/ CECILIA CLAUDIO	Director	February 29, 2008
(Cecilia Claudio)

/S/ MICHAEL A. DANIELS	Director	February 29, 2008
(Michael A. Daniels)

/S/ L. WILLIAM KRAUSE	Director	February 29, 2008
(L. William Krause)

/S/ ALAN B. SALISBURY	Director	February 29, 2008
(Alan B. Salisbury)

/S/ JACK E. SUM	Director	February 29, 2008
(Jack E. Sum)

/S/ ROBERT P. WAYMAN	Director	February 29, 2008
(Robert P. Wayman)

/S/ LINDA K. YATES	Director	February 29, 2008
(Linda K. Yates)

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Reorganization dated as of November 29, 1999, among the Company, On-Line Financial Services, Inc., and Home Financial Network, Inc.

2.2 (2)	Agreement and Plan of Merger dated as of February 20, 2001, among the Company, New Era of Networks, Inc., and Neel Acquisition Corp.

2.3 (3)	Agreement and Plan of Merger dated as of December 19, 2002, by and among the Company, Seurat Acquisition Corporation and AvantGo, Inc.

2.4 (12)	Agreement and Plan of Merger dated as of July 28, 2005, by and among the Company, Ernst Acquisition Corporation and Extended Systems Incorporated.

2.5 (19)	Agreement and Plan of Merger dated as of September 5, 2006, by and among Sybase, Inc., Monaco Acquisition Corporation, Mobile 365, Inc., and with respect to Section 6.16(e), Article VIII and Article X only, John Backus.

3.1 (4)	Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Certificate of Rights, Preferences & Privileges of Series A Participating Preferred Stock of Sybase, Inc.

3.2 (4)	Amended and Restated Bylaws of the Company as of June 11, 2007.

4.1 (6)	Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.2 (7)	Amendment No. 1 dated as of February 14, 2005 to the Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.3 (8)	Indenture dated as of February 22, 2005 between the Company and U.S. Bank National Association, as Trustee (including form of 1.75% Convertible Subordinated Notes due 2025).

4.4 (8)	Registration Rights Agreement dated as of February 22, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.1 (9)*	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan.

10.2 (9)*	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan.

10.3 (9)*	Convoy Corporation 1997 Stock Option Plan.

10.4 (9)*	Microscript, Inc. 1997 Stock Option Plan.

10.5 (10)*	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.6 (11)*	1991 Employee Stock Purchase Plan and 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended.

10.7 (22)*	Sybase, Inc. 401(k) Plan, as amended.

10.8 (22)*	Amendment No. 2 to the Sybase, Inc. 401(k) Plan dated December 22, 2005.

Exhibit No.	Description

10.9 (14)*	Sybase, Inc. 1992 Director Stock Option Plan, as amended.

10.10 (9)*	Sybase, Inc. 2001 Director Stock Option Plan.

10.11 (5)*	Executive Deferred Compensation Plan, as amended December 5, 2003.

10.12 (22)*	Amendment No. 1 to the Executive Deferred Compensation Plan, dated November 3, 2005.

10.13 (9)*	Sybase, Inc. 1996 Stock Plan, as amended.

10.14 (21) *	Form of Indemnification Agreement

10.15 (13)*	Form of Amended and Restated Change of Control Agreement (standard version).

10.16 (13)*	Form of Amended and Restated Change of Control Agreement (enhanced version).

10. 17(20) *	Amended and Restated 1991 Employee Stock Purchase Plan, as amended February 2, 2005 and Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended February 2, 2005.

10.18 (13)*	Second Amended and Restated Employment Agreement between the Company and John S. Chen dated as of December 18, 2007.

10.19 (13)*	Amended and Restated Change of Control Agreement between the Company and John Chen dated December 18, 2007.

10.20 (18)*	Amended and Restated Sybase, Inc. 1999 Nonstatutory Stock Plan.

10.21 (16)*	InphoMatch, Inc. 2000 Equity Incentive Plan, Mobile 365, Inc. 2004 Equity Incentive Plan and MobileWay, Inc. 2000 Stock Option Plan.

10.22 (17)	Corporate Headquarters Lease, dated January 28, 2000, between the Company and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.23 (14)	Amendment to Corporate Headquarters Lease, dated December 13, 2001, between the Company and WDS-Dublin, LLC.

10.24 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of the Sybase Executive Deferred Compensation Plan.

10.25 (5)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan.

Exhibit No.	Description

10.26 (22)	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan, dated as of February 11, 2005.

10.27 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan.

10.28 (17)*	Financial Fusion, Inc. 2000 Stock Option Plan.

10.29 (14)*	Financial Fusion, Inc. 2001 Stock Option Plan.

10.30 (14)*	iAnywhere Solutions, Inc. Stock Option Plan.

10.31 (14)*	Form of Notice of Grant and Restricted Stock Purchase Agreement.

10.32 (23)*	Letter dated February 5, 2008 to John S. Chen regarding 2008 compensation.

10.33 (5)*	Executive Financial Planning and Services Program for Section 16 Officers, effective as of February 5, 2003.

10.34 (5)*	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc., as Amended and Restated as of May 1, 2003.

10.35 (16)*	Amended and Restated Sybase, Inc. 2003 Stock Plan.

10.36 (23)*	Letter dated February 5, 2008 to Jeffrey Ross regarding 2008 compensation.

10.37 (23)*	Letter dated February 5, 2008 to Marty Beard regarding 2008 compensation.

10.38 (23)*	Letter dated February 5, 2008 to Raj Nathan regarding 2008 compensation.

10.39 (23)*	Letter dated February 5, 2008 to Steve Capelli regarding 2008 compensation.

10.40 (23)*	Summary of Vesting Terms for 2008 Grants to Chen, Ross, Beard, Nathan and Capelli.

10.41 (21)	Purchase Agreement, dated February 15, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.42 (25)	Agreement, dated February 25, 2008, between the Company and Sandell Asset Management Corp. and its affiliated entities.

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24 (24)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management Contract or Compensatory Plan.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed on January 31, 2000.

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-4 filed March 15, 2001.

(3)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(4)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on February 17, 2005.

(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(10)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (file no. 333-83271) filed July 20, 1999.

(12)	Incorporated by reference to the Exhibits filed with the Schedule 13D the Company filed August 8, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on December 20, 2007.

(14)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 20, 1999.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 9, 2007.

(17)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on August 25, 2004.

(19)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on September 9, 2006.

(20)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on July 29, 2005.

(21)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(22)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(23)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 8, 2008.

(24)	Incorporated by reference to the signature page of this Report on Form 10-K.

(25)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 26, 2008.