Form 10-Q
period 2008-03-31
SYBASE INC
filed 2008-05-09
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On April 30, 2008, 79,275,703 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31,
(In thousands, except share and per share data)	(Unaudited)	2007
Current assets:
Cash and cash equivalents	$804,402	$604,808
Short-term cash investments	9,292	93,462

Total cash, cash equivalents and short-term cash investments	813,694	698,270
Restricted cash	3,682	3,424
Accounts receivable, net	220,689	245,267
Deferred income taxes	37,971	37,979
Prepaid income taxes	2,837	17,604
Prepaid expenses and other current assets	33,135	25,182

Total current assets	1,112,008	1,027,726
Long-term cash investments	23,947	36,637
Property, equipment and improvements, net	63,861	64,841
Deferred income taxes	11,338	10,038
Capitalized software, net	77,292	74,278
Goodwill	534,374	533,339
Other purchased intangibles, net	127,018	130,608
Other assets	35,431	36,016

Total assets	$1,985,269	$1,913,483

Current liabilities:
Accounts payable	$34,109	$30,290
Accrued compensation and related expenses	48,757	63,852
Accrued income taxes	—	273
Other accrued liabilities	108,375	124,849
Deferred revenue	246,395	203,734

Total current liabilities	437,636	422,998
Other liabilities	44,061	44,669
Deferred income taxes	14,598	14,115
Long-term tax liability	30,807	30,807
Long-term deferred revenue	4,110	4,937
Minority interest	5,156	5,147
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 88,339,321 outstanding (2007-105,337,362 shares issued and 87,210,339 outstanding)	105	105
Additional paid-in capital	1,025,641	1,019,930
Accumulated earnings	252,991	241,329
Accumulated other comprehensive income	86,659	66,954
Cost of 16,998,041 shares of treasury stock (2007-18,127,023 shares)	(376,495)	(397,508)

Total stockholders’ equity	988,901	930,810

Total liabilities and stockholders’ equity	$1,985,269	$1,913,483

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2008	2007
Revenues:
License fees	$78,124	$69,365
Services	139,397	129,651
Messaging	42,627	31,021

Total revenues	260,148	230,037
Costs and expenses:
Cost of license fees	14,537	12,753
Cost of services	40,880	38,742
Cost of messaging	25,108	18,889
Sales and marketing	68,293	64,575
Product development and engineering	35,562	38,753
General and administrative	36,061	31,496
Amortization of other purchased intangibles	3,516	3,410
Cost of restructure	27	4

Total costs and expenses	223,984	208,622

Operating income	36,164	21,415
Interest income	7,913	7,383
Interest expense and other, net	(4,398)	(2,378)
Minority interest	(9)	(20)

Income before income taxes	39,670	26,400
Provision for income taxes	15,480	11,252

Net income	$24,190	$15,148

Basic net income per share	$0.28	$0.17

Shares used in computing basic net income per share	87,672	91,149

Diluted net income per share	$0.27	$0.16

Shares used in computing diluted net income per share	90,778	93,609

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$24,190	$15,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,289	21,810
Minority interest in income of subsidiaries	9	20
Gain on disposal of assets	(28)	(11)
Impairment of investment in auction rate securities	3,270	—
Deferred income taxes	(809)	(1,682)
Stock-based compensation	5,712	5,750
Excess tax benefit from stock-based compensation plans	(3,296)	(2,201)
Amortization of note issuance costs	492	492
Changes in assets and liabilities:
Accounts receivable	19,611	24,331
Prepaid income taxes	14,767	—
Other current assets	(7,950)	(7,700)
Other assets — operating	50	(919)
Accounts payable	3,819	1,212
Accrued compensation and related expenses	(15,094)	(15,033)
Accrued income taxes	(158)	2,183
Other accrued liabilities	(16,049)	(12,007)
Deferred revenues	41,834	38,799
Other liabilities	(90)	(551)

Net cash provided by operating activities	94,569	69,641

Cash flows from investing activities:
(Increase) Decrease in restricted cash	(258)	56
Purchases of available-for-sale cash investments	(9,455)	(120,761)
Maturities of available-for-sale cash investments	22,238	48,400
Sales of available-for-sale cash investments	80,982	75,894
Business combinations, net of cash acquired	—	(1,501)
Purchases of property, equipment and improvements	(6,414)	(4,466)
Proceeds from sale of property, equipment, and improvements	7	34
Capitalized software development costs	(12,877)	(8,438)
(Increase) Decrease in other assets — investing	32	(18)

Net cash provided by (used for) investing activities	74,255	(10,800)

Cash flows from financing activities:
Repayments of long-term obligations	(276)	(15)
Payments on capital lease	(113)	(392)
Net proceeds from the issuance of common stock and reissuance of treasury stock	8,758	12,716
Purchases of treasury stock	(273)	(18,588)
Excess tax benefit from stock-based compensation plans	3,296	2,201

Net cash provided by (used for) financing activities	11,392	(4,078)

Effect of exchange rate changes on cash	19,378	3,598

Net increase in cash and cash equivalents	199,594	58,361
Cash and cash equivalents, beginning of year	604,808	355,303

Cash and cash equivalents, end of period	$804,402	$413,664

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as described below) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2007 has been prepared from the Company’s audited consolidated financial statements.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for three months ended March 31, 2008 are not necessarily indicative of results for the entire fiscal year ending December 31, 2008.
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 13 “Adoption of SFAS 157 — Fair Value Measurements” for additional disclosure on the fair values of available-for-sale securities.
Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At March 31, 2008, an aggregate of 12,141,589 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded on the Company’s results of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Cost of services	$359	$339
Cost of messaging	91	186
Sales and marketing	1,356	1,266
Product development and engineering	664	686
General and administrative	3,241	3,273

Stock-based compensation expense included in total costs and expenses	5,711	5,750
Tax benefit related to stock-based compensation expense	(1,625)	(1,415)

Stock-based compensation expense included in net income	$4,086	$4,335

Reduction of net income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
As of March 31, 2008, there was $53.9 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.7 years.
3. Net income per share. Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options and vested restricted stock. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options, restricted stock, and stock appreciation rights using the treasury stock method. In the first quarter of 2008, the computation of diluted earnings per share includes the dilutive effects of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price in which the average price of the Company’s common stock exceeded $25.22 per share, the initial conversion price. See Note 10 — Convertible Subordinated Notes. The following table shows the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Net income	$24,190	$15,148

Basic net income per share	$0.28	$0.17

Shares used in computing basic net income per share	87,672	91,149

Diluted net income per share	$0.27	$0.16

Shares used in computing basic net income per share	87,672	91,149
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,156	2,460
Dilutive effect of convertible subordinated debt	950	—

Shares used in computing diluted net income per share	90,778	93,609

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 2.7 million and 2.8 million for the three month periods ended March 31, 2008 and 2007, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net income	$24,190	$15,148
Foreign currency translation gains	19,881	3,077
Unrealized gains/(losses) on marketable securities	(176)	144

Comprehensive income	$43,895	$18,369

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
5. Segment Information. The Company was organized into three separate reportable business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions; and Sybase 365 (SY365), which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS and multimedia messaging services or MMS. Until December 31, 2007, AvantGo results were reported as part of the iAS segment. Commencing on January 1, 2008, AvantGo is a part of the SY365 segment. The Company has restated all earlier periods reported to reflect this segment change.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three month periods ended March 31, 2008 and 2007 consisted primarily of stock-based compensation expenses.
Segment license and service revenues include transactions between iAS and IPG. The most common instance relates to the sale of iAS products and services to third parties by IPG. In the case of such a transaction, IPG records the revenue on the sale with a corresponding inter-company expense on the transaction, with corresponding inter-company revenue recorded by iAS together with costs of providing the product or service. The excess of revenues over inter-company expense recognized by IPG is intended to reflect the costs incurred by IPG to complete the sales transaction. Total transactions between the segments are captured in “Eliminations.”

A summary of the segment financial information reported to the CEO for the three months ended March 31, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$56,379	$59	$12	—	$56,450
Mobile and Embedded	6,237	15,437	—	—	21,674

Subtotal license fees	62,616	15,496	12	—	78,124
Intersegment license revenues	62	5,198	—	$(5,260)	—

Total license fees	62,678	20,694	12	(5,260)	78,124
Services
Direct service revenue	128,134	10,692	571	—	139,397
Intersegment service revenues	5	8,125	—	(8,130)	—

Total services	128,139	18,817	571	(8,130)	139,397
Messaging	8	—	42,619	—	42,627

Total revenues	190,825	39,511	43,202	(13,390)	260,148
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	150,864	34,646	39,063	(13,390)	211,183

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	39,961	4,865	4,139	—	48,965
Amortization of other purchased intangibles	527	1,023	1,966	—	3,516
Amortization of purchased technology	403	2,151	993	—	3,547

Operating income before cost of restructure and unallocated costs	39,031	1,691	1,180	—	41,902
Cost of restructure - 2008 Activity	27	—	—	—	27

Operating income before unallocated costs	39,004	1,691	1,180	—	41,875
Unallocated costs					5,711

Operating income					36,164
Interest income, interest expense and other, net					3,515
Minority interest					(9)

Income before income taxes					$39,670
A summary of the segment financial information reported to the CEO for the three months ended March 31, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$48,315	$21	$14	—	$48,350
Mobile and Embedded	6,639	14,376	—	—	21,015

Subtotal license fees	54,954	14,397	14	—	69,365
Intersegment license revenues	32	5,536	—	$(5,568)	—

Total license fees	54,986	19,933	14	(5,568)	69,365
Services
Direct service revenue	118,383	9,919	1,349	—	129,651
Intersegment service revenues	27	6,783	—	(6,810)	—

Total services	118,410	16,702	1,349	(6,810)	129,651
Messaging	—	—	31,021	—	31,021

Total revenues	173,396	36,635	32,384	(12,378)	230,037
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	144,118	32,540	31,547	(12,378)	195,827

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	29,278	4,095	837	—	34,210
Amortization of other purchased intangibles	527	1,046	1,837	—	3,410
Amortization of purchased technology	402	2,003	916	—	3,321

Operating income (loss) before cost of restructure and unallocated costs	28,349	1,046	(1,916)	—	27,479
Cost of restructure - 2007 Activity	4	—	—	—	4

Operating income (loss) before unallocated costs	28,345	1,046	(1,916)	—	27,475
Unallocated costs					6,060

Operating income					21,415
Interest income, interest expense and other, net					5,005
Minority interest					(20)

Income before income taxes					$26,400

6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2008	$92,192	$110,392	$330,755	$533,339
Reduction in goodwill recorded on Mobile 365 acquisition	—	—	(155)	(155)
Foreign currency translation adjustments & other	695	495	—	1,190

Balance at March 31, 2008	$92,887	$110,887	$330,600	$534,374

The following table reflects the carrying amount and accumulated amortization of intangible assets:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$170,274	$(113,401)	$56,873	$168,436	$(108,997)	$59,439
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(192)	127	319	(165)	154
Customer lists	104,488	(41,570)	62,918	102,064	(38,149)	63,915

Totals	$282,181	$(155,163)	$127,018	$277,919	$(147,311)	$130,608

The amortization expense on these intangible assets for the three months ended March 31, 2008 was $7.1 million, of which $2.6 million was included within “cost of license fees” and $1.0 million was included within “cost of messaging” on the Company’s income statement for the three months ended March 31, 2008. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2008	$27,466
2009	26,812
2010	24,377
2011	18,867
2012	11,691
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill. At March 31, 2008 the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.1 years.
7. Litigation
A former employee, who was terminated as part of position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter, and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her approximately $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to approximately $1,345,000. Additional awards for legal fees and costs amounted to approximately $725,000. All amounts are accruing interest at 10% per annum. Sybase appealed the jury verdict, as well as the fee and cost awards. Plaintiff appealed the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award. The California Court of Appeal issued its opinion on April 18, 2008, in which it reversed the trial judge’s setting aside of the punitive damages, and it remanded the case back to the trial court for the limited purpose of adjusting the attorneys fees award owing to plaintiff in order to take into account time spent by them on the punitive damages issue. In all other aspects, the trial court’s judgment was affirmed by the Court of Appeal. Sybase is evaluating whether to seek review by the California Supreme Court of the Court of Appeal’s opinion.
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it requested that any injunction be stayed pending the outcome on appeal), but subsequently withdrew its request for enhanced damages for the time period prior to the verdict. Sybase 365 filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, and for pre-judgment interest at the rate of prime plus 1%, compounded quarterly. The court has also partially granted Sybase’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million. The court has not yet ruled on the other outstanding motions. If the jury award stands after the court issues its rulings on the remaining motions, Sybase 365 intends to appeal.
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
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at March 31, 2008. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. From the program’s inception through March 31, 2008, the Company has used an aggregate total of $767.1 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 42.6 million shares. See Note 14 — Subsequent Events.

9. Restructuring.
The Company embarked on restructuring activities in 2004, 2002 and 2001 (the 2004, 2002 and 2001 Plans, respectively) as a means of managing its operating expenses. In addition, the company recognized certain restructuring liabilities as part of its Mobile 365 acquisition in 2006. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which information is incorporated here by reference.
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:
(Dollars in thousands)
Restructuring plan

	2004	2002	2001	Mobile 365
Accrued liabilities at December 31, 2007	$3,069	$5,972	$1,313	$837
Amounts paid	(282)	(708)	(117)	(327)
Amounts added/(reversed)	27			(106)

Accrued liabilities at March 31, 2008	$2,814	$5,264	$1,196	$404

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
The holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $25.22 per share initial conversion price for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended March 31, 2008, the Company’s stock price did not exceed 130% of the $25.22 per share initial conversion price. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 39.6511 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election. See additional discussion related to changes in the conversion value in Note 14 — - Subsequent Events.
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million for the three months ended March 31, 2008 and 2007, excluding amortization of debt issuance costs totaling $0.5 million for the three months ended March 31, 2008 and 2007.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million. The unamortized balance is included in “other assets” in the Company’s consolidated Balance Sheets at March 31, 2008 and December 31, 2007. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. The remaining unamortized offering fees and expenses were $3.7 million and $4.2 million at March 31, 2008 and December 31, 2007, respectively.
11. Income Taxes. The effective tax rates were 39.0 percent and 42.6 percent for the three months ended March 31, 2008 and 2007, respectively. The tax rates for both years differed from the statutory rate of 35.0 percent primarily due to the impact of state taxes, the increase in additional unrecognized tax benefits, and for 2008, the expected non-deductibility of a securities impairment loss due to capital loss limitations. These increases were partially offset by earnings in lower tax jurisdictions. A non-recurring tax charge recorded in 2007 is the primary difference between the 39.0 percent tax rate for the three months ending March 31, 2008 and the 42.6 percent tax rate for the period ending March 31, 2007.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2004. The Company is under Canadian tax examination for the years 2002 through 2006. Income tax returns filed in certain other foreign jurisdictions and states are under examination. The Company believes that there are no tax return positions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease or increase within the next 12 months.

12. Recent Accounting Pronouncements.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” FAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company opted not to report selected financial assets and liabilities at fair value in accordance with FAS 159.
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
SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of FAS 161 are effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of FAS 161.
13. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$401,449	—	—	$401,449
Available-for-sale cash investments	311,600	—	$23,947	335,547

Total	$713,049	—	$23,947	$736,996

Money market funds are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet. Level 1 available-for-sale cash investments consist of short-term bank deposits with maturities less than one year. These cash investments are included in cash and cash equivalents and short-term cash investments on the Company’s condensed consolidated balance sheet. Level 3 assets consist of six auction rate securities (ARS). ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by the Company consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until the Company sells the securities in a secondary market which currently does not exist. Based on the Company’s cash, cash equivalents and cash investment balances of $837.6 million as of March 31, 2008 and expected operating cash flows, the Company does not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business and it has the ability and intent to hold the temporarily impaired securities through the currently estimated recovery period. The fair values of the ARS as of March 31, 2008 are based on an estimation using a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The determination if the security is other than temporarily impaired is based on a variety of factors including (i) the quality of the investments held by the trust/issuer; (ii) the financial condition of the credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these assumptions and other factors could result in additional realized and unrealized impairment losses. In the quarter ended March 31, 2008, the Company concluded that three of the six ARS are other than temporarily impaired and has recorded an impairment loss of $3.3 million in its consolidated statement of operations. The Company has classified ARS as long-term cash investments on its balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$27,364
Unrealized loss included in accumulated other comprehensive income	(147)
Impairment loss included in interest expense and other, net	(3,270)

Balance at March 31, 2008	$23,947

14. Subsequent Events. On February 25, 2008 the Company agreed to undertake a self-tender offer to purchase $300 million worth of its common stock at a price between $28 and $30 per share in a modified Dutch auction. On April 15, 2008, the Company completed the self-tender offer and purchased 10.7 million shares of its common stock at a total cost of $300 million.
As a result of the completion of the self tender, effective as of April 8, 2008, the Conversion Rate for the Notes has been adjusted from 39.6511 shares of the Company’s Common Stock per $1,000 principal amount of Notes to 40.02 shares of the Company’s Common Stock per $1,000 principal amount of Notes.

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
You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Item 1 and our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Our Results
We reported total revenues of $260.1 million for the three months ended March 31, 2008, which represented a $30.1 million (13 percent) increase from revenues of $230.0 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $17.4 million (10 percent) increase in the IPG segment and a $11.6 million (37 percent) increase the mobile messaging services of Sybase 365. A $2.9 million (8 percent) increase in iAS revenues also contributed to the overall increase.
We reported net income of $24.2 million for the first quarter of 2008, compared to net income of $15.1 million for the same period last year. The increase in net income was driven by greater net income in each of our business segments, with the largest increase attributable to our IPG segment. Our operating margin for the first quarter of 2008 was 13.9 percent compared to 9.3 percent for the same period in 2007. Our growth of 12.6 percent in license revenue and 8.5 percent in technical support services revenue contributed most to both the increase in net income and increase in operating margin.

The increase in IPG revenue was attributable to a 14 percent increase in license revenue and an 8 percent increase in services revenue. The overall increase in IPG license revenue was attributable to a 19 percent increase in database license revenues, largely fueled by strong growth from our IQ analytics server. Our Sybase 365 segment continued to see strong growth in messaging volume and greater adoption of messaging as an effective means for enterprises to reach their customers. We believe the growth in messaging traffic and adoption by the enterprise will continue to benefit our Sybase 365 messaging segment..
The increase in iAS revenues was attributable to a 4 percent increase in license revenue and a 13 percent increase in service revenue. The increase in service revenue was primarily attributable to an increase in technical services revenue.
Our overall financial position remains strong. During the first quarter we generated net cash from operating activities of $94.6 million, and had $841.3 million in cash, cash equivalents and cash investments (including restricted cash) at March 31, 2008. Our days sales outstanding in accounts receivable was 76 days for the quarter ended March 31, 2008 compared to 75 days for the quarter ended March 31, 2007.
During the three months ended March 31, 2008, foreign currency exchange rate changes from the same period last year resulted in approximately a $15 million (6 percent) increase in our revenues and a $9.5 million (4 percent) increase in our operating expenses.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results”.
Business Trends
Our business activity and pipeline was strong in the first quarter of 2008. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful impact on our business. We see some indications that 2008 IT budgets may be constricted for certain companies in the financial services industry where we have a significant market share and presence. We have not noted a change in buying patterns to date for these customers and remain cautiously optimistic that our business with this sector will not be materially impacted.
We continue to see a proliferation of enterprise data and greater customer willingness to invest resources on new data integration initiatives and analytic solutions. These solutions contributed to a year over year increases of 74 percent in license revenue from these products during the first quarter. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions.
The overall environment for new sales of enterprise infrastructure software primarily sold by our IPG segment is limited by a maturing enterprise infrastructure software market which moderates the overall growth potential for this segment. We continue to maintain, however, a strong pipeline for enterprise infrastructure products especially continued high demand for our Adaptive Server® Enterprise (ASE) 15.0. During the quarter we added over 200 new ASE customers.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products are gaining market acceptance and will provide us with growth opportunities in the future. For the remainder of 2008 we believe we are supported by a strong product cycle with our refreshed iAnywhere product platform that will continue to drive growth in the iAS segment. We also see a growing pipeline of OEM opportunities for our embedded database, and increasing interest in extending enterprise level data to handheld devices which we believe supports and validates our Unwired Enterprise initiative.
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

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that during the first three months of 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS 157, “Fair Value Measurements,” and FAS 107, “Disclosures about Fair Value of Financial Instruments.” FAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company opted not to report selected financial assets and liabilities at fair value in accordance with FAS 159.
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
SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of FAS 161 are effective for the fiscal year beginning January 1, 2009. We are currently evaluating the impact of the provisions of FAS 161.
Results of Operations
Revenues
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2008	2007	Change
License fees by segment:
IPG	$62.7	$55.0	14%
IAS	20.7	19.9	4%
SY365	0.0	0.0	*
Eliminations	(5.3)	(5.5)	(4%)

Total license fees	$78.1	$69.4	13%

Percentage of total revenues	30%	30%
Services by segment:
IPG	$128.1	$118.4	8%
IAS	18.8	16.7	13%
SY365	0.6	1.3	(54%)
Eliminations	(8.1)	(6.8)	19%

Total services	$139.4	$129.6	8%

Percentage of total revenues	54%	56%
Messaging by segment:
SY365	$42.6	$31.0	37%

Total messaging	$42.6	31.0	37%

Percentage of total revenues	16%	14%
Total revenues	$260.1	$230.0	13%

*	Not meaningful

License revenues increased $8.7 million (13 percent) for the three months ended March 31, 2008 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to a $7.7 million (14 percent) increase in IPG license revenues and a $0.8 million (4 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by a 19 percent increase in the database license revenues, namely our IQ and Adaptive Server Enterprise Products, and an 84 percent increase in revenues from our Replication Server. The increase in iAS license revenues was largely attributable to a 31 percent increase in revenue associated with our SQL NT product.
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
Total services revenues (which include technical support, professional services and education) increased $9.8 million (8 percent) for the three months ended March 31, 2008 compared to the same period in 2007. For the three months ended March 31, 2008 the increase in services revenues was primarily due to a $9.7 million (8 percent) increase in IPG service revenues and a $3.1 million (13 percent) increase in iAS service revenues. These increases were primarily in technical support revenues.
Total technical support revenues increased $8.7 million (9 percent) for the three months ended March 31, 2008 compared to the same period in 2007. Technical support revenues comprised approximately 79 percent of total services revenues for both the three month periods ended March 31, 2008 and 2007. Deferred revenue balances relate principally to technical support contracts increased $41.8 million (20 percent) from December 31, 2007 to March 31, 2008. This is comparable to a $38.8 million (20 percent) increase from December 31, 2006 to March 31, 2007 and follows seasonal patterns.
Professional services increased $2.3 million (10 percent) and education revenues decreased $0.4 million (15 percent) during the three month period ended March 31, 2008 compared to the same period in 2007. The increase in professional services was primarily attributable to a $1.6 million (7 percent) increase in IPG professional services revenues for the three month period ended March 31, 2008 compared to the same period in 2007. The decrease in education revenues was primarily attributable to a $0.4 million (14 percent) decline in IPG education revenues for the same period.
Messaging revenues increased $11.6 million (37 percent) for the three months ended March 31, 2008 compared to the same period in 2007. We have experienced a significant increase in the volume of messaging traffic that we deliver. The increase relates to expansion of SMS and MMS messaging by our enterprise customers and subscribers of our domestic and international mobile carriers.
Geographical Revenues
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2008	2007	Change
North American	$132.0	$124.0	6%
Percentage of total revenues	51%	54%
Total Outside North America	$128.1	$106.0	21%
Percentage of total revenues	49%	46%
International: EMEA (Europe, Middle East and Africa)	$91.9	$71.8	28%
Percentage of total revenues	35%	31%
Intercontinental: (Asia Pacific and Latin America)	$36.2	$34.2	6%
Percentage of total revenues	14%	15%
Total revenues	$260.1	$230.0	13%

North American revenues (United States, Canada and Mexico) increased $8.0 million (6 percent) for the three months ended March 31, 2008 compared to the same period last year. The increase was primarily due to the $5.9 million (19 percent) increase in license revenues from products in the IPG segment. Messaging revenue also increased $2.9 million (26 percent) compared to the same period in 2007.
International revenues comprised 49 percent and 46 percent of total revenues for the three months ended March 31, 2008 and 2007, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended March 31, 2008 increased $20.1 million (21 percent) compared to the three months ended March 31, 2007. The increase was primarily due to a $8.1 million (52 percent) increase in messaging revenues and a $4.3 million (20 percent) increase in license revenues. Messaging revenues in France, UK and Germany and license revenue increases in the Netheralnds, Turkey and France contributed most to the overall increase in the first quarter of 2008.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended March 31, 2008 increased $2.0 million (6 percent) compared to the three months ended March 31, 2007. The increase was primarily attributable to the $3.0 million (22 percent) increase in services revenues and a $0.6 million (14 percent) increase in messaging revenues, offset by a $1.4 million (9 percent) decline in license revenues. Service revenues in Australia and Brazil and messaging revenues in Australia contributed most to the increases, offset by declines in India and Brazil license revenues in the first quarter of 2008.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended March 31, 2008, foreign currency exchange rate changes from the same period last year resulted in approximately a $15 million (6 percent) increase in our revenues and a $9.5 million (4 percent) increase in our operating expenses.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended March 31,
					Percent
	2008		2007		Change
Cost of license fees		$14.5		$12.8	13%
Percentage of license fees revenues		19%		18%
Cost of services		$40.9		$38.7	6%
Percentage of services revenues		29%		30%
Cost of messaging		$25.1		$18.9	33%
Percentage of messaging revenues		59%		61%
Sales and marketing		$68.3		$64.6	6%
Percentage of total revenues		26%		28%
Product development and engineering		$35.6		$38.8	(8%)
Percentage of total revenues		14%		17%
General and administrative		$36.1		$31.5	15%
Percentage of total revenues		14%		14%
Amortization of other purchased intangibles		$3.5		$3.4	3%
Percentage of total revenues		1%		1%
Cost of restructure	$	*	$	*	*
Percentage of total revenues		*		*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $14.5 million for the three months ended March 31, 2008, up from $12.8 million for the three ended March 31, 2007. Such costs were 19 percent of license revenues for the three months ended March 31, 2008 as compared to 18 percent for the same period in 2007. The increase in the cost of license fees was primarily due to an increase in amortization of capitalized software development costs. The amortization of capitalized software development costs was $9.9 million for the three months ended March 31, 2008 compared to $8.2 million for the three months ended March 31, 2007. The increase in capitalized software amortization for the three months ended March 31, 2008 was due to capitalized costs associated with certain data management products including ASE 15.1. The amortization of purchased technology included in cost of license fees was $2.5 million for the three months ended March 31, 2008 compared to $2.4 million for the three months ended March 31, 2007. The increase in amortization of purchased technology for the three months ended March 31, 2008 was not significant.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs were $40.9 million for the three months ended March 31, 2008 as compared to $38.7 million for the same period in 2007. These costs were 29 percent and 30 percent of services revenues for the three months ended March 31, 2008 and 2007, respectively. The increase in cost of services in absolute dollars for the three months ended March 31, 2008 is primarily due to an increase in payroll and related costs associated with increases in technical support and professional services headcount.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three months ended March 31, 2008 totaled $25.1 million compared to $18.9 million for the same period in 2007. Cost of messaging has increased in absolute dollars as a result of the increased volume of messages delivered. Cost of messaging has decreased as a percentage of revenue primarily because our infrastructure costs for delivering messages have increased more slowly than the revenue from messaging. The amortization of purchased technology was $0.9 million for the three months ended March 31, 2008
Sales and Marketing. Sales and marketing expenses were $68.3 million for the three months ended March 31, 2008 as compared to $64.6 million for the same period last year. These costs were 26 percent and 28 percent of total revenues for the three month periods ended March 31, 2008 and 2007, respectively. The increase in sales and marketing expenses for the three month period ending March 31, 2008 in absolute dollars was due to increases in commissions compared to the same period in 2007. The decrease in costs as a percentage of revenues for the three months ended March 31, 2008 were primarily due a decrease in payroll and related costs associated with decreases in sales and marketing headcount compared to the first quarter of 2007. The headcount in this category was down 3 percent at March 31, 2008 compared with the headcount at March 31, 2007.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $35.6 million for the three months ended March 31, 2008 as compared to $38.8 million for the same period last year. These costs were 14 percent and 17 percent of total revenues for the three months ended March 31, 2008 and 2007, respectively. The decrease in product development and engineering costs in absolute dollars for the three months ended March 31, 2008 is primarily due to an increase in capitalized software costs. The capitalized software costs were consistent with our expectations and increased in the three month period due to the capitalization of the Adaptive Server Enterprise 15.0.1, UEP Phase 1, IQ Atomic and SQL Anywhere 11.0 projects during the first quarter of 2008 compared to the same period in 2007. The decrease in costs as a percentage of revenues was also due to the increase in capitalized software costs combined with an increase in revenue compared to the first quarter of 2007.
We capitalized approximately $12.9 million of software development costs for the three months ended March 31, 2008 compared to $8.3 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, capitalized software costs included costs incurred for efforts associated with Adaptive Server Enterprise 15.0.1, SQL Anywhere 10.0.1, UEP Phase I and IQ Atomic.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $36.1 million for the three months March 31, 2008 as compared to $31.5 million for the three months ended March 31, 2007. These costs represented 14 percent for the three months ended March 31 2008 and 2007, respectively. The increase in general and administrative expenses in absolute dollars for the three months ended March 31, 2008 was primarily attributable to additional legal and other professional fees.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, the amortization of the established customer lists and other intangible assets associated with our acquisition of Extended Systems in 2005 and the amortization of the established customer lists associated with our acquisition of Mobile 365 in 2006. The increases in amortization of other purchased intangibles for the three month period ended March 31, 2008 compared to the same period in the prior year is insignificant.
Cost of Restructure. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses, and recorded acquisition related liabilities when we acquired Mobile 365 and AvantGo. See Note 9 to Condensed Consolidated Financial Statements — Segment Information, Part I, Item I.
Operating Income
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2008	2007	Change
Operating income by segment:
IPG	$39.0	$28.3	38%
IAS	1.7	1.0	70%
SY365	1.2	(1.9)	*
Unallocated costs	(5.7)	(6.0)	(5%)

Total operating income:	$36.2	$21.4	69%

Percentage of total revenues	14%	9%

*	Not meaningful
Operating income was $36.2 million for the three months March 31, 2008 compared to operating income of $21.4 million for the three months March 31, 2007. The increase in operating income for the three months ended March 31, 2008 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note 5 to the Condensed Consolidated Financial Statements — Segment Information, Part I, Item I.
Consolidated operating margins improved to 14 percent for the three month period ended March 31, 2008 from 9 percent for the same period in the prior year. The increase in operating margin is also primarily due to the various factors discussed under “Revenues”, “Geographical Revenues”, and “Costs and Expenses” above.
The operating margin for the IPG segment was 20 percent for the three months ended March 31, 2008 compared to 16 percent for the three months ended March 31, 2007. The increase in operating margin in the IPG segment for the three months ended March 31, 2008 was primarily due to an increase in revenues while operating expenses remained relatively flat. The increase in revenue for the three months ended March 31, 2008 is primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.

The operating margin for the iAS segment was 4 percent for the three months ended March 31, 2008 compared to 2 percent for the same period in 2007. The increase in the iAS segment operating margin was primarily due to the increase in total revenue for the three month period ending March 31, 2008. The increases in revenues for the three month period were primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above. Until December 31, 2007, AvantGo results were reported as part of the iAS segment. Commencing on January 1, 2008, AvantGo is a part of the SY365 segment. We have restated all earlier periods reported to reflect this segment change. AvantGo revenue in the three month period ended March 31, 2008 was $0.6 million while corresponding operating expenses were $1.3 million
The operating margin for the Sybase 365 segment for the three month period ended March 31, 2008 was 3 percent compared to a negative 5 percent for the same period in 2007.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three month period ended March 31, 2008 consisted primarily of stock-based compensation expenses
During the three months ended March 31, 2008, foreign currency exchange rate changes from the same periods last year resulted in a $5.5 million improvement in operating profits. The improvement in operating profits related to foreign exchange rate changes is the result of approximately a $15 million (6 percent) increase in our revenues off set by a $9.5 million (4 percent) increase in our operating expenses.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2008	2007	Change
Interest income	$7.9	$7.4	7%
Percentage of total revenues	3%	3%
Interest expense and other, net	$(4.4)	$(2.4)	83%
Percentage of total revenues	(2%)	(1%)
Minority interest	*	*	*
Percentage of total revenues	*	*

*	Not meaningful
Interest income increased to $7.9 million for the three months ended March 31, 2008 compared to $7.4 million for the same period last year. Interest income consists primarily of interest earned on our investments. The increase in interest income in the three month period in 2008 is primarily due to the increase in the cash balances invested. Our invested cash balances increased as a result of cash provided from operations.
Interest expense and other, net, primarily includes: impairment charges related to investments in auction-rate securities (ARS) of $3.3 million; interest expense on convertible subordinated notes which bear interest at 1.75 percent; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; and bank fees. Interest expense and other, net was an expense of $4.4 million for the three months ended March 31, 2008 as compared to $2.4 million for the three months ended March 31, 2007. The increase in interest expense and other, net in the first quarter of 2008 compared to the same quarter in 2007 is primarily due to the impairment loss associated with investment in auction rate securities.
In the quarter ended March 31, 2008, we concluded that three of the six ARS held by us are other than temporarily impaired and recorded an impairment loss of $3.3 million in the consolidated statement of operations. ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist. Based on our cash, cash equivalents and cash investment balances of $837.6 million as of March 31, 2008 and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS will adversely affect our ability to conduct business and it has the ability and intent to hold the temporarily impaired securities through the currently estimated recovery period. The fair values of the ARS as of March 31, 2008 are based on an estimation using a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The determination if the security is other than temporarily impaired is based on a variety of factors including (i) the quality of the investments held by the trust/issuer; (ii) the financial condition of the credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these assumptions and other factors could result in additional realized and unrealized impairment losses. We have classified ARS as long-term cash investments on our balance sheet.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2008	2007	Change
Provision for income taxes	$15.5	$11.3	37%
The effective tax rates were 39.0 percent and 42.6 percent for the three months ended March 31, 2008 and 2007. The tax rates for both years differed from the statutory rate of 35.0 percent primarily due to the impact of state taxes, an increase in additional unrecognized tax benefits, and for 2008, the expected non-deductibility of a securities impairment loss due to capital loss limitations. These increases were partially offset by earnings in lower tax jurisdictions. A non-recurring tax charge recorded in 2007 is the primary difference between the 39.0 percent tax rate for the three months ending March 31, 2008 and the 42.6 percent tax rate for the period ending March 31, 2007.
Net Income Per Share (Dollars and shares in millions, except per share data)

	Three Months ended March 31,
			Percent
	2008	2007	Change
Net income	$24.2	$15.1	60%
Percentage of total revenues	9%	7%
Basic net income per share	$0.28	$0.17	65%
Diluted net income per share	$0.27	$0.16	69%
Shares used in computing basic net income per share	87.7	91.1	(4%)
Shares used in computing diluted net income per share	90.8	93.6	(3%)

*	Not meaningful
We reported net income of $24.2 million for the three months ended March 31, 2008 compared to net income of $15.1 million for the same period last year. The increase in net income for the three months ended March 31, 2008 is due to the various factors discussed above.
Basic net income per share was $0.28 for the three months ended March 31, 2008 as compared to $0.17 for the same periods in 2007. Diluted net income per share was $0.27 for the three months ended March 31, 2008 as compared to $0.16 for the same periods in 2007.
Shares used in computing basic and diluted net income per share decreased 4 percent and 3 percent, respectively, for the three months ended March 31, 2008 as compared to the same period in 2007. The decreases were due primarily to shares repurchased under our stock repurchase program offset by the exercises of employee stock options.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share using the if converted method, if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $25.22 per share, the initial conversion price. If some or all of such shares were included in our dilutive earnings per share calculation our diluted earnings per share amounts would be less. In the first quarter of 2008, the average of the high closing prices during a specified number of trading days exceeded the $25.22 threshold. As a result, approximately 1.0 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding. This had less than a one penny impact on the diluted earnings per share. See Note 10 to Condensed Consolidated Financial Statements — Convertible Subordinated Notes; Part I, Item I.

Liquidity and Capital Resources
(Dollars in millions)

	Three Months Ended
	March 31,		Percent
	2008	2007	Change
Working capital	$674.4	$486.9	39%
Cash and cash equivalents	$804.4	$413.7	94%
Net cash provided by operating activities	$94.6	$69.6	36%
Net cash provided by (used for) investing activities	$74.3	$(10.8)	*
Net cash provided by (used for) financing activities	$11.4	$(4.1)

*	Not meaningful
At March 31, 2008 our cash, cash equivalents and long-term cash investments, excluding restricted cash totaled $837.6 million, a $102.7 million increase from December 31, 2007. We generated $94.6 million in cash from operations during that period. Our days sales outstanding in accounts receivable was 76 days for the quarter ended March 31, 2008 compared to 75 days for the quarter ended March 31, 2007.
Net cash provided by investing activities was $74.3 million for the three months ended March 31, 2008 compared to a $10.8 million use of cash for the three months ended March 31, 2007. The increase in net cash provided by investing activities is primarily due to a decline in purchases of cash investments during the three months ended March 31, 2008.
Net cash provided by financing activities was $11.4 million for the three months ended March 31, 2008 compared to a $4.1 million use of cash for the three months ended March 31, 2007.. The increase in cash provided by financing activities is primarily due to a $18.3 million decrease in the repurchase of our common stock during the three months ended March 31, 2008.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through March 31, 2008, aggregate amounts purchased under the Stock Repurchase Program totaled $767.1 million. In addition to shares repurchased under our Stock Repurchase Program, in connection with the issuance of our Convertible Subordinated Notes in February 2005 we repurchased $125 million of our common stock. During the three months ended March 31, 2008, we repurchased 6,000 shares at a cost of $0.1 million compared to 729,636 shares at a cost of $18.6 million during the three months ended March 31, 2007.
On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $82.9 million remained available in the Stock Repurchase Program at March 31, 2008.
On February 25, 2008 we entered into an agreement with one of our stockholders, Sandell Asset Management Corp. (Sandell) pursuant to which, subject to certain conditions, (i) we agreed to undertake a self-tender offer to purchase $300 million worth of our common stock at a price between $28 and $30 per share in a modified Dutch auction and to complete such tender offer by April 15, 2008, and we agreed to use our best efforts to complete approximately $82.9 million in additional open market repurchases prior to our 2009 Annual Meeting; and (ii) Sandell agreed to withdraw its nominees to our Board, to terminate its current proxy solicitation, and to vote in favor of our nominees for directors, at the 2008 Annual Meeting and the 2009 Annual Meeting, and agreed to certain other restrictions on the future acquisition of our shares, participation in proxy contests involving us, public announcements concerning us and certain other restrictions until our 2009 Annual Meeting. On April 15, 2008, we completed the self-tender offer and purchased 10.7 million shares of our common stock for $28 per share at a total cost of $300 million.
As a result of the completion of the self tender, effective as of April 8, 2008, the Conversion Rate for the Notes has been adjusted from 39.6511 shares of our common stock per $1,000 principal amount of Notes to 40.02 shares of our common stock per $1,000 principal amount of Notes.
Liabilities for uncertain tax positions totaled $30.8 million at March 31, 2008. These liabilities have been classified as non-current as we do not reasonably estimate payment of these liabilities, if at all, within one year. Other than this one year period, however, we cannot make reasonably reliable estimates of the period of payment if any.
There have been no significant changes to the other contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

At March 31 2008 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and investments or incur additional debt to fund such activities in the future.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2008, we had identifiable net assets totaling $310.6 million associated with our European operations and $100.3 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).
Short-term and Long-term Cash Investments and Auction-Rate Securities
Short-term and long-term cash investments consist principally of commercial paper, corporate bonds, U.S. and Canadian government obligations, and U.S. government sponsored enterprise obligations with maturities between 90 days and up to three years.
As of March 31, 2008, long-term cash investments totaling $23.9 million include six auction rate securities (ARS) with an aggregate par value of $28.9 million. As of March 31, 2008, the temporary impairment associated with three of these ARS representing an aggregate par value of $14.9 million totaled $1.6 million and the other-than-temporary impairment associated with the remaining three ARS representing an aggregate par value of $14.0 million totaled $3.2 million.
ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist. Based on our cash, cash equivalents and cash investment balances of $837.6 million as of March 31, 2008 and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS will adversely affect our ability to conduct business and it has the ability and intent to hold the temporarily impaired securities through the currently estimated recovery period. The fair values of the ARS as of March 31, 2008 are based on an estimation using a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The determination if the security is other than temporarily impaired is based on a variety of factors including (i) the quality of the investments held by the trust/issuer; (ii) the financial condition of the credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these assumptions and other factors could result in additional realized and unrealized impairment losses. We have classified ARS as long-term cash investments on our balance sheet.

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of March 31, 2008 was immaterial to our consolidated financial statements. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at March 31, 2008 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at March 31, 2008 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Form 10-Q is incorporated herein by reference.
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
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and quarterly license revenues for our IPG and iAS businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the second quarter of 2007 when we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, but resulted in better terms for the Company.
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
Our revenues and operating results depend on the overall demand for our products and services. In part due to strength in the worldwide economy, as well as our acquisition of Mobile 365, our revenues for the quarter ending March 31, 2008 exceeded revenues for the quarter ending March 31, 2007 by 13 percent. If the U.S. and worldwide economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth. Continued weakness in the credit markets and financial services industry may also impact our revenues. While we have not noted a change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry would adversely affect our revenues and operating results.

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
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of March 31, 2008, we had approximately $534.4 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
Impairments in our investment portfolio may result in temporary and/or realized losses.
As of March 31, 2008 we had an aggregate par value of $28.9 million invested in six auction rate securities (ARS). The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. As of March 31, 2008, the temporary impairment associated with three of these ARS representing an aggregate par value of $14.9 million totaled $1.6 million and the other-than-temporary impairment associated with the remaining three ARS representing an aggregate par value of $14.0 million totaled $3.2 million.
The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.
Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $119 million through March 31, 2008. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.

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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first quarter of 2008, revenues outside North America represented 49 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our international operations also require that we comply with, any could have liabilities due to, US laws that may not apply to companies that operate only in the United States, including the Foreign Corrupt Practices Act and export control laws. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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
As of March 31, 2008, we had identified net assets totaling $310.6 million associated with our EMEA operations, and $100.3 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
We attempt to protect our intellectual property rights in the United States and in selected foreign countries through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) and registrations of selected patent, trademark and copyright rights in selected jurisdictions, as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent third parties from copying or reverse engineering our products, from engaging in other unauthorized use of our technology, or from independently developing and marketing products or services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. We may elect or be unable to obtain or maintain certain protections for certain of our intellectual property in certain jurisdictions, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign laws concerning intellectual property rights. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. As an example, Sybase filed a complaint against Vertica Systems, Inc., on January 30, 2008 in the Eastern District of Texas, alleging infringement of Sybase’s patent #5,794,229 (“Database System with Methodology for Storing a Database Table by Vertically Partitioning All Columns of the Table”). Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.

If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete.
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Footnote 7 in the Notes to the Condensed Consolidated Financial Statements for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere Mobile Edition infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent. No trial date has been set. Additionally, in February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing (although Ablaise later withdrew that charge as to one of the two). Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are or were based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. In August 2007 Sybase (along with 20 other defendants, including Microsoft and IBM) was sued by JuxtaComm Technologies, a Canadian company, for infringement of its US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). We are in the process of assessing the claims and potential defenses for this matter. We believe that our positions in each of the matters noted above are meritorious and we intend to pursue our positions vigorously.
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
In August 2007 the FASB Staff issued for public comment FASB Staff Position 14-a (FSP 14-a), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This proposed FSP would require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The proposed FSP indicated that convertible debt instruments such as those issued by the Company would be required to comply with the new accounting standard during 2008 and would require retrospective application to all periods presented. Subsequent to the end of the comment period, in December 2007 the FASB Staff decided to redeliberate FSP 14-a. In the first part of 2008 the FASB reissued FSP 14-a generally without significant changes from the August 2007 proposal. Our current accounting and reporting related to our convertible debt instruments are in accordance with current accounting rules. If final interpretations of, or changes to, these rules necessitate a change in our current practices, our previously reported and future results of operations could be adversely affected.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2008, the Company made the following repurchases of its Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2006)	Purchased (#)	($)	Programs (#)	or Programs ($)
January 1 — 31	6,000	$24.02	6,000	$82,913,000
February 1 — 29	—	—	—	—
March 1 — 31	—	—	—	—

Total	6,000	$24.02	6,000	$82,913,000

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on April 15, 2008. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:
1.	Election of three directors, each to serve a one-year terms expiring at the 2009 Annual Meeting of Stockholders or until a successor is duly elected and qualified. John S. Chen, Alan B. Salisbury and Michael A. Daniels were the only nominees, and each was elected (76,591,626 votes were cast for the election of Mr. Chen and 1,542,628 were withheld; 75,881,578 votes were cast for the election of Mr. Salisbury and 2,252,676 were withheld; and 77,488,325 votes were cast for the election of Mr. Daniels and 645,929 were withheld). There were no abstentions or broker non-votes. In addition to these directors, our board’s other incumbent directors (Richard C. Alberding, Jack E. Sum, Linda K. Yates, Cecilia Claudio, L. William Krause and Robert P. Wayman) had terms that continued after the 2008 Annual Meeting.

2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2008 (75,753,518 for; 2,325,509 against; 55,226 abstentions and no broker non-votes).
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

May 9, 2008	SYBASE, INC.
	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ KEITH JENSEN
Keith Jensen
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

10.1	Form of Notice of Grant and Restricted Stock Agreement

10.2	Form of Notice of Stock Option Grant and Agreement

10.3	Sybase, Inc. Executive Tax Preparation, Financial Planning and Legal Services Reimbursement Policy

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002