Form 10-Q
period 2008-06-30
SYBASE INC
filed 2008-08-08
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
On July 31, 2008, 80,477,436 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
(In thousands, except share and per share data)	(Unaudited)	2007
Current assets:
Cash and cash equivalents	$575,148	$604,808
Short-term cash investments	4,815	93,462

Total cash, cash equivalents and short-term cash investments	579,963	698,270
Restricted cash	3,733	3,424
Accounts receivable, net	234,447	245,267
Deferred income taxes	42,088	37,979
Prepaid income taxes	—	17,604
Prepaid expenses and other current assets	32,145	25,182

Total current assets	892,376	1,027,726
Long-term cash investments	22,674	36,637
Property, equipment and improvements, net	66,186	64,841
Deferred income taxes	5,475	10,038
Capitalized software, net	81,496	74,278
Goodwill	534,110	533,339
Other purchased intangibles, net	119,606	130,608
Other assets	35,648	36,016

Total assets	$1,757,571	$1,913,483

Current liabilities:
Accounts payable	$33,947	$30,290
Accrued compensation and related expenses	58,338	63,852
Accrued income taxes	7,284	273
Other accrued liabilities	118,654	124,849
Deferred revenue	225,944	203,734

Total current liabilities	444,167	422,998
Other liabilities	46,471	44,669
Deferred income taxes	13,920	14,115
Long-term tax liability	30,807	30,807
Long-term deferred revenue	4,716	4,937
Minority interest	5,119	5,147
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 78,931,870 outstanding (2007-105,337,362 shares issued and 87,210,339 outstanding)	105	105
Additional paid-in capital	1,031,132	1,019,930
Accumulated earnings	285,346	241,329
Accumulated other comprehensive income	88,199	66,954
Cost of 26,405,492 shares of treasury stock (2007-18,127,023 shares)	(652,411)	(397,508)

Total stockholders’ equity	752,371	930,810

Total liabilities and stockholders’ equity	$1,757,571	$1,913,483

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Revenues:
License fees	$90,515	$77,435	$168,639	$146,800
Services	146,594	135,230	285,991	264,881
Messaging	45,604	32,358	88,231	63,379

Total revenues	282,713	245,023	542,861	475,060

Costs and expenses:
Cost of license fees	15,129	13,083	29,666	25,836
Cost of services	41,080	39,539	81,960	78,281
Cost of messaging	27,403	18,906	52,511	37,795
Sales and marketing	74,272	64,916	142,565	129,491
Product development and engineering	36,046	36,920	71,608	75,673
General and administrative	34,077	32,680	70,138	64,176
Amortization of other purchased intangibles	3,573	3,436	7,089	6,846
Cost (Reversal) of restructure	(8)	(51)	19	(47)

Total costs and expenses	231,572	209,429	455,556	418,051

Operating income	51,141	35,594	87,305	57,009
Interest income	6,165	8,526	14,077	15,909
Interest expense and other, net	(7,041)	(3,384)	(11,438)	(5,763)
Minority interest	37	—	28	(20)

Income before income taxes	50,302	40,736	89,972	67,135
Provision for income taxes	17,948	14,708	33,427	25,959

Net income	$32,354	$26,028	$56,545	$41,176

Basic net income per share	$0.40	$0.29	$0.67	$0.45

Shares used in computing basic net income per share	81,688	90,891	84,680	91,020

Diluted net income per share	$0.37	$0.28	$0.62	$0.44

Shares used in computing diluted net income per share	88,033	92,972	90,977	93,294

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$56,545	$41,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,859	43,238
Minority interest in income of subsidiaries	(28)	20
(Gain) Loss on disposal of assets	(18)	45
Impairment of investment in auction rate securities	6,285	—
Deferred income taxes	259	(2,262)
Stock-based compensation — restricted stock	4,835	4,185
Stock-based compensation — all other	6,258	7,048
Excess tax benefit from stock-based compensation plans	(6,233)	(2,855)
Amortization of note issuance costs	985	985
Changes in assets and liabilities:
Accounts receivable	6,315	22,522
Prepaid income taxes	17,604	—
Other current assets	(6,960)	(5,258)
Other assets — operating	(696)	2,572
Accounts payable	3,657	(669)
Accrued compensation and related expenses	(5,514)	(9,360)
Accrued income taxes	6,429	8,510
Other accrued liabilities	(5,704)	(7,786)
Deferred revenues	21,989	21,902
Other liabilities	2,385	(552)

Net cash provided by operating activities	157,252	123,461

Cash flows from investing activities:
Increase in restricted cash	(309)	(10)
Purchases of available-for-sale cash investments	(14,767)	(165,136)
Maturities of available-for-sale cash investments	32,027	99,487
Sales of available-for-sale cash investments	80,982	81,984
Business combinations, net of cash acquired	—	(1,531)
Purchases of property, equipment and improvements	(16,123)	(11,225)
Proceeds from sale of property, equipment, and improvements	7	40
Capitalized software development costs	(27,219)	(17,228)
(Increase) Decrease in other assets — investing	75	(61)

Net cash provided by (used for) investing activities	54,673	(13,680)

Cash flows from financing activities:
Repayments of long-term obligations	(378)	(33)
Payments on capital lease	(220)	(879)
Net proceeds from the issuance of common stock and reissuance of treasury stock	33,279	19,221
Purchases of treasury stock	(300,601)	(58,600)
Excess tax benefit from stock-based compensation plans	6,233	2,855

Net cash used for financing activities	(261,687)	(37,436)

Effect of exchange rate changes on cash	20,102	9,155

Net increase (decrease) in cash and cash equivalents	(29,660)	81,500
Cash and cash equivalents, beginning of year	604,808	355,303

Cash and cash equivalents, end of period	$575,148	$436,803

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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for three and six months ended June 30, 2008 are not necessarily indicative of results for the entire fiscal year ending December 31, 2008.
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
The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 13 “Adoption of SFAS 157 – Fair Value Measurements” for additional disclosure on the fair values of available-for-sale securities.
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
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At June 30, 2008, an aggregate of 12,142,375 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded in the Company’s results of operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Cost of services	$306	$376	$665	$715
Cost of messaging	127	124	218	310
Sales and marketing	1,360	1,206	2,716	2,472
Product development and engineering	733	656	1,397	1,342
General and administrative	2,856	3,121	6,097	6,394

Stock-based compensation expense included in total costs and expenses	5,382	5,483	11,093	11,233
Tax benefit related to stock-based compensation expense	(1,480)	(1,572)	(3,105)	(3,037)

Stock-based compensation expense included in net income	$3,902	$3,911	$7,988	$8,196

Reduction of net income per share:
Basic	$0.05	$0.04	$0.09	$0.09
Diluted	$0.04	$0.04	$0.09	$0.09
As of June 30, 2008, there was $48.4 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.5 years.
3. Net income per share. Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options, vested restricted stock, stock appreciation rights. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options, restricted stock, and stock appreciation rights using the treasury stock method. The computation of diluted earnings per share includes the dilutive effects of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price, if any. Such computation includes a comparison of the excess, if any, of the average price of the Company’s common stock over the conversion price of $24.99 per share. The Company calculates the average stock price in accordance with the terms of the debt agreement, which states that the debt becomes convertible if the Company’s stock price exceeds 130% of the conversion price for 20 of the last 30 consecutive trading days during a quarter. The Company has consistently applied this policy to all periods in which the convertible debt had a dilutive effect on earnings per share. See Note 10 — Convertible Subordinated Notes. The following table shows the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net income	$32,354	$26,028	$56,545	$41,176

Basic net income per share	$0.40	$0.29	$0.67	$0.45

Shares used in computing basic net income per share	81,688	90,891	84,680	91,020

Diluted net income per share	$0.37	$0.28	$0.62	$0.44

Shares used in computing basic net income per share	81,688	90,891	84,680	91,020
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,295	2,081	2,247	2,274
Dilutive effect of convertible subordinated debt	4,050	—	4,050	—

Shares used in computing diluted net income per share	88,033	92,972	90,977	93,294

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 1.4 million and 3.8 million for the three month periods ended June 30, 2008 and 2007, respectively, and were 2.3 million and 3.7 million for the six months ended June 30, 2008 and 2007, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net income	$32,354	$26,028	$56,545	$41,176
Foreign currency translation gains	494	9,372	20,375	12,449
Change in unrealized gains/(losses) on marketable securities	1,046	(26)	870	118

Comprehensive income	$33,894	$35,374	$77,790	$53,743

The Company’s foreign currency translation gains primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. The Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. See Note 13 – Fair Value Measurements.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and six month periods ended June 30, 2008 and 2007 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the three months ended June 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$64,228	$53	$54	—	$64,335
Mobile and Embedded	7,920	18,260	—	—	26,180

Subtotal license fees	72,148	18,313	54	—	90,515
Intersegment license revenues	103	6,600	—	$(6,703)	—

Total license fees	72,251	24,913	54	(6,703)	90,515
Services
Direct service revenue	135,469	10,619	506	—	146,594
Intersegment service revenues	58	8,600	—	(8,658)	—

Total services	135,527	19,219	506	(8,658)	146,594
Messaging
Direct messaging revenue	6	—	45,598	—	45,604
Intersegment messaging revenues	—	—	12	(12)	—

Total messaging	6	—	45,610	(12)	45,604

Total revenues	207,784	44,132	46,170	(15,373)	282,713
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	158,429	34,634	41,346	(15,373)	219,036

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	49,355	9,498	4,824	—	63,677
Amortization of other purchased intangibles	527	1,023	2,023	—	3,573
Amortization of purchased technology	403	2,159	1,027	—	3,589

Operating income before cost of restructure and unallocated costs	48,425	6,316	1,774	—	56,515
Cost of restructure - 2008 Activity	33	—	—	—	33

Operating income before unallocated costs	48,392	6,316	1,774	—	56,482
Unallocated costs					5,341

Operating income					51,141
Interest income, interest expense and other, net					(876)
Minority interest					37

Income before income taxes					$50,302
A summary of the segment financial information reported to the CEO for the three months ended June 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$52,572	$346	$3	—	$52,921
Mobile and Embedded	7,789	16,725	—	—	24,514

Subtotal license fees	60,361	17,071	3	—	77,435
Intersegment license revenues	207	6,495	—	$(6,702)	—

Total license fees	60,568	23,566	3	(6,702)	77,435
Services
Direct service revenue	123,446	10,711	1,073	—	135,230
Intersegment service revenues	147	7,275	—	(7,422)	—

Total services	123,593	17,986	1,073	(7,422)	135,230
Messaging	—	—	32,358	—	32,358

Total revenues	184,161	41,552	33,434	(14,124)	245,023
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	146,545	32,652	31,468	(14,124)	196,541

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	37,616	8,900	1,966	—	48,482
Amortization of other purchased intangibles	527	1,046	1,863	—	3,436
Amortization of purchased technology	403	2,003	931	—	3,337

Operating income (loss) before cost of restructure and unallocated costs	36,686	5,851	(828)	—	41,709
Reversal of restructure - 2007 Activity	(51)	—	—	—	(51)

Operating income (loss) before unallocated costs	36,737	5,851	(828)	—	41,760
Unallocated costs					6,166

Operating income					35,594
Interest income, interest expense and other, net					5,142

Income before income taxes					$40,736

A summary of the segment financial information reported to the CEO for the six months ended June 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$120,606	$111	$67	—	$120,784
Mobile and Embedded	14,158	33,697	—	—	47,855

Subtotal license fees	134,764	33,808	67	—	168,639
Intersegment license revenues	165	11,799	—	$(11,964)	—

Total license fees	134,929	45,607	67	(11,964)	168,639
Services
Direct service revenue	263,602	21,312	1,077	—	285,991
Intersegment service revenues	64	16,725	—	(16,789)	—

Total services	263,666	38,037	1,077	(16,789)	285,991
Messaging
Direct messaging revenue	14	—	88,217	—	88,231
Intersegment messaging revenues	—	—	12	(12)	—

Total messaging	14	—	88,229	(12)	88,231

Total revenues	398,609	83,644	89,373	(28,765)	542,861
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	309,293	69,281	80,410	(28,765)	430,219

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	89,316	14,363	8,963	—	112,642
Amortization of other purchased intangibles	1,054	2,046	3,989	—	7,089
Amortization of purchased technology	806	4,310	2,020	—	7,136

Operating income before cost of restructure and unallocated costs	87,456	8,007	2,954	—	98,417
Cost of restructure - 2008 Activity	60	—	—	—	60

Operating income before unallocated costs	87,396	8,007	2,954	—	98,357
Unallocated costs					11,052

Operating income					87,305
Interest income, interest expense and other, net					2,639
Minority interest					28

Income before income taxes					$89,972
A summary of the segment financial information reported to the CEO for the six months ended June 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$100,887	$367	$17	—	$101,271
Mobile and Embedded	14,428	31,101	—	—	45,529

Subtotal license fees	115,315	31,468	17	—	146,800
Intersegment license revenues	239	12,031	—	$(12,270)	—

Total license fees	115,554	43,499	17	(12,270)	146,800
Services
Direct service revenue	241,829	20,630	2,422	—	264,881
Intersegment service revenues	174	14,058	—	(14,232)	—

Total services	242,003	34,688	2,422	(14,232)	264,881
Messaging	—	—	63,379	—	63,379

Total revenues	357,557	78,187	65,818	(26,502)	475,060
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	290,663	65,192	63,015	(26,502)	392,368

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	66,894	12,995	2,803	—	82,692
Amortization of other purchased intangibles	1,054	2,092	3,700	—	6,846
Amortization of purchased technology	805	4,006	1,847	—	6,658

Operating income (loss) before cost of restructure and unallocated costs	65,035	6,897	(2,744)	—	69,188
Reversal of restructure - 2007 Activity	(47)	—	—	—	(47)

Operating income (loss) before unallocated costs	65,082	6,897	(2,744)	—	69,235
Unallocated costs					12,226

Operating income					57,009
Interest income, interest expense and other, net					10,146
Minority interest					(20)

Income before income taxes					$67,135

6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2008	$92,192	$110,392	$330,755	$533,339
Reduction in goodwill recorded on Mobile 365 acquisition	—	—	(155)	(155)
Foreign currency translation adjustments & other	688	238	—	926

Balance at June 30, 2008	$92,880	$110,630	$330,600	$534,110

The following table reflects the carrying amount and accumulated amortization of intangible assets:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$170,051	$(117,493)	$52,558	$168,436	$(108,997)	$59,439
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(218)	101	319	(165)	154
Customer lists	104,426	(44,579)	59,847	102,064	(38,149)	63,915

Totals	$281,896	$(162,290)	$119,606	$277,919	$(147,311)	$130,608

The amortization expense on these intangible assets for the three months ended June 30, 2008 was $7.2 million, of which $2.6 million was included within “cost of license fees” and $1.0 million was included within “cost of messaging” on the Company’s income statement for the three months ended June 30, 2008. The amortization expense on these intangible assets for the six months ended June 30, 2008 was $14.2 million, of which $5.1 million was included within “cost of license fees” and $2.0 million was included within “cost of messaging” on the Company’s income statement for the six months ended June 30, 2008. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2008	$27,827
2009	26,812
2010	24,377
2011	18,867
2012	11,691
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill. At June 30, 2008 the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.1 years.
7. Litigation
A former employee, who was terminated as part of position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter, and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her approximately $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to approximately $1,345,000. Additional awards for legal fees and costs amounted to approximately $725,000. All amounts are accruing interest at 10% per annum. Sybase appealed the jury verdict, as well as the fee and cost awards. Plaintiff appealed the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award. The California Court of Appeal issued its opinion on April 18,

2008, in which it reversed the trial judge’s setting aside of the punitive damages, and it remanded the case back to the trial court for the limited purpose of adjusting the attorneys fees award owing to plaintiff in order to take into account time spent by them on the punitive damages issue. In all other aspects, the trial court’s judgment was affirmed by the Court of Appeal. Sybase sought review by the California Supreme Court of the Court of Appeal’s opinion arguing that the Court of Appeal had failed to follow well-established law in making its ruling, and on July 23, 2008, the California Supreme Court agreed to review the Court of Appeal decision.
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
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at June 30, 2008. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. From the program’s inception through June 30, 2008, the Company has used an aggregate total of $767.1 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 42.6 million shares. See Note 14 - - Self-Tender Offer.

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
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:
(Dollars in thousands)
Restructuring plan

	2004	2002	2001	Mobile 365
Accrued liabilities at December 31, 2007	$3,069	$5,972	$1,313	$837
Amounts paid	(563)	(1,253)	(220)	(542)
Amounts added/(reversed)	61	(41)		(106)

Accrued liabilities at June 30, 2008	$2,567	$4,678	$1,093	$189

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
The holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $24.99 per share adjusted conversion price for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended June 30, 2008, the Company’s stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election. See additional discussion related to changes in the conversion value in Note 14 — - Self-Tender Offer.
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million for the three months ended June 30, 2008 and 2007, excluding amortization of debt issuance costs totaling $0.5 million for the three months ended June 30, 2008 and 2007. The Company recognized interest expense of $4.0 million for the six months ended June 30, 2008 and 2007, excluding amortization of debt issuance costs totaling $1.0 million for the six months ended June 30, 2008 and 2007.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million. The unamortized balance is included in “other assets” in the Company’s consolidated Balance Sheets at June 30, 2008 and December 31, 2007. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. The remaining unamortized offering fees and expenses were $3.2 million and $4.2 million at June 30, 2008 and December 31, 2007, respectively. See Note 12 – Recent Accounting Pronouncements.
11. Income Taxes. The Company’s effective tax rate was 35.7% for the three months ending June 30, 2008. The Company’s effective tax rate for the six months ending June 30, 2008 was approximately 37.2%. The decrease in the tax rate for the second quarter was largely attributable to an increase in foreign tax credits expected to be used. These rates compare to a tax rate of approximately 36% and 38.7% for the comparable three and six month periods in 2007, respectively.
The Company’s effective tax rate for the quarter and year differs from the statutory rate of 35% primarily due to the impact of state taxes, the addition of tax reserves for uncertain tax positions, and the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset somewhat by the deferral of certain low-tax foreign earnings. In 2007, the Company’s effective tax rate for the quarter and year differed from the statutory rate of 35% primarily due to the impact of state taxes and the addition of tax reserves for uncertain tax positions offset somewhat by the deferral of certain low-tax foreign source earnings and the expected utilization during 2007 of foreign tax credits and research credits which previously carried a valuation allowance.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2004. The Company is under Canadian tax examination for the years 2002 through 2006. Income tax returns filed in certain other foreign jurisdictions and states are under examination. It is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $6.2 million to $6.5 million during the next 12 months due to tax settlement payments and the expiration of statute of limitations.
12. Recent Accounting Pronouncements.
FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is assessing the potential impact that the adoption of FSP APB 14-1 may have on its consolidated results of operations and financial condition. However, it is expected that the retrospective application of these provisions effective in the first quarter of 2009 will increase the interest expense reported by the Company in prior and future periods .
SFAS 141(R), “Business Combinations”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact of this statement.
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on its consolidated financial statements.
FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

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
13. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$306,892	—	—	$306,892
Available-for-sale cash investments	150,028	—	$22,674	172,702

Total	$456,920	—	$22,674	$479,594

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
ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by the Company consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. In June, 2008 the credit ratings of four of the ARS were changed from AAA to AA. The credit rating on a fifth ARS was lowered from AA to A. The failed auctions have resulted in higher interest rates being earned on these investments than if the auctions had not failed, but the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until the Company sells the securities in a secondary market which currently does not exist.
In the quarter ended March 31, 2008, the Company concluded that three of the six ARS were other than temporarily impaired and had recorded an impairment loss of $3.3 million in its consolidated statement of operations for the quarter ended March 31, 2008. In the quarter ended June 30, 2008, the Company concluded that the remaining three ARS were also other than temporarily impaired and recorded an impairment loss of $3.0 million in its consolidated statement of operations related to these impairments as well as additional declines in the ARS previously deemed to be other than temporarily impaired. The determination of whether each ARS is other than temporarily impaired is based on a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these and other factors could result in additional realized impairment losses. Based on the Company’s cash, cash equivalents and cash investment balances of $602.6 million as of June 30, 2008 and expected operating cash flows, the Company does not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business.
The fair values of the ARS as of June 30, 2008 are based on an estimation employing a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The Company has classified ARS as long-term cash investments on its balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008 (in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$27,364
Reversal of unrealized loss in accumulated other comprehensive income	1,595
Impairment loss included in interest expense and other, net	(6,285)

Balance at June 30, 2008	$22,674

14. Self-Tender Offer. On February 25, 2008 the Company agreed with one of its stockholders, Sandell Asset Management Corp. (Sandell) to undertake a self-tender offer to purchase $300 million worth of its common stock at a price between $28.00 and $30.00 per share in a modified Dutch auction. On April 15, 2008, the Company completed the self-tender offer and purchased 10.7 million shares of its common stock for a purchase price of $28.00 per share or a total cost of $300 million. The Company also incurred costs of approximately $0.5 million to undertake the self-tender offer. These costs are included in “Cost of treasury stock” in the Company’s consolidated Balance Sheets at June 30, 2008.
As a result of the completion of the self tender, the Conversion Rate for the Notes has been adjusted from 39.6511 shares of the Company’s Common Stock per $1,000 principal amount of Notes to 40.02 shares of the Company’s Common Stock per $1,000 principal amount of Notes.
15. Subsequent Events. On July 8, 2008, the Company entered into an agreement with Cable & Wireless giving the Company exclusive worldwide rights to market and sell mobile data roaming services. The Company also acquired the Cable & Wireless international inter-operator MMS hubbing service. The mobile date roaming services and MMS hubbing service will be integrated into the SY365 segment. The total cash outlay to Cable & Wireless is an estimated $37 million over three years.

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
Our Results
We reported total revenues of $282.7 million for the three months ended June 30, 2008, which represented a $37.7 million (15 percent) increase from total revenues of $245.0 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $23.6 million (13 percent) increase in the IPG segment and a $12.7 million (38 percent) increase in the mobile messaging services segment.
The increase in IPG revenues was attributable to a 19 percent increase in license revenue and a 10 percent increase in service revenue. The overall increase in IPG license revenue was attributable to a 22 percent increase in database license revenues, largely fueled by robust demand for our Adaptive Server® Enterprise (ASE) 15.0 product and continued strong growth from our IQ analytics server. Our Sybase 365 segment continued to see strong growth in messaging volume and greater adoption of messaging as an effective means for enterprises to reach their customers. We believe this growth in messaging traffic and the adoption by the enterprise will continue to benefit our Sybase 365 messaging segment.
The $2.6 million (6 percent) increase in iAS revenue resulted primarily from a 6 percent increase in license revenue and a 7 percent increase in service revenue. Our iAnywhere platform continues to garner accolades for its market leadership from the likes of Gartner and IDC. Currently, Sybase is the only vendor to be rated as a leader in three enterprise mobility categories: multi-access gateways, enterprise mobile email, and mobile device management & security. We have also been a long-time leader in the mobile and embedded database market.
For the first six months of fiscal 2008, our total revenues were $542.8 million compared to $475.1 million for the same six month period in 2007. This $67.8 million overall increase is primarily attributable to a $41.1 million increase in the IPG segment and a $23.6 million increase in the mobile messaging services segment. These increases were attributable to the same general factors that generated our revenue growth in the second quarter.
We reported net income of $32.4 million for the second quarter of 2008, compared to net income of $26.0 million for the same period last year. The increase in our overall net income was driven by greater net income in each of our business segments, with the largest increase attributable to our IPG segment. Our overall operating margin for the second quarter of 2008 was 18.1 percent compared to 14.5 percent for the same period in 2007. Our revenue growth in both licenses and services drove this improvement in operating margin.
During the three months ended June 30, 2008, foreign currency exchange rate changes from the same period last year resulted in an increase of approximately 7 percent our revenues and approximately 4.3 percent in our operating expenses.
Our overall financial position remains strong. During the second quarter we generated net cash from operating activities of $62.7 million, and had $606.4 million in cash, cash equivalents and cash investments (including restricted cash) at June 30, 2008. Our days sales outstanding in accounts receivable was 75 days for the quarter ended June 30, 2008 compared to 72 days for the quarter ended June 30, 2007.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results”.
Business Trends
Our business activity and pipeline was strong in the second quarter of 2008. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful impact on our business. We do see some indications that 2008 IT budgets may be constricted for certain companies in the financial services industry where we have a significant market share and presence. Notwithstanding the statement above, however, we have not noted a change in buying patterns to date for these customers and remain cautiously optimistic that our business will not be materially impacted.
We continue to see a proliferation of enterprise data and greater customer willingness to invest resources on new data integration initiatives and analytic solutions. These solutions contributed to a year over year increases of 41 percent in license revenue from these products during the first half of 2008. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. In the second quarter we launched our risk analytics platform (RAP) built on IQ, which is targeted to the financial service industry for risk, trading and compliance analytics. Our pipeline for RAP is building nicely, and we believe it will help contribute to future growth of our IQ product.
The overall environment for new sales of enterprise infrastructure software primarily sold by our IPG segment is limited by a maturing enterprise infrastructure software market which moderates the overall growth potential for this segment. We continue to maintain, however, a strong pipeline for enterprise infrastructure products especially continued high demand for ASE. During the quarter we added 234 new ASE customers.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products continue to gain market acceptance and will provide us with growth opportunities in the future. For the remainder of 2008 we believe we are supported by a strong product cycle with our refreshed iAnywhere product platform that will continue to drive growth in the iAS segment. We also see a growing pipeline of OEM opportunities for our embedded database, and increasing interest in extending enterprise level data to handheld devices which we believe supports and validates our Unwired Enterprise initiative.
With respect to the market for messaging services sold by our Sybase 365 segment, we believe that our inter-carrier messaging business will see revenue driven by continuing growth in Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and the acquisition of new carriers, especially in new territories. We also believe that enterprises, brands and content providers will focus more of their business towards mobile messaging as an inexpensive means of interacting with their customers on a real time basis. This in turn will drive further growth in the application messaging industry. To handle this demand, we are expanding our data center capacity and disaster-recovery capabilities, add connectors from our new customers to our network and develop new services.

Moving forward we will continue to manage our operating margin, pursue synergies between our software and messaging businesses, and aggressively pursue our Unwired Enterprise initiative.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that during the first six months of 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2009. We are evaluating the potential impact that the adoption of FSP APB 14-1 may have on our consolidated results of operations and financial condition. However, it is expected that the application of these provisions will increase the interest expense we report.
SFAS 141(R), “Business Combinations”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on our consolidated financial statements.
FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS

157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.
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
Results of Operations
Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
License fees by segment:
IPG	$72.3	$60.6	19%	$134.9	$115.6	17%
IAS	24.9	23.5	6%	45.6	43.5	5%
SY365	0.0	0.0	*	0.1	0.0	*
Eliminations	(6.7)	(6.7)	*	(12.0)	(12.3)	(2%)

Total license fees	$90.5	$77.4	17%	$168.6	$146.8	15%

Percentage of total revenues	32%	32%		31%	31%
Services by segment:
IPG	$135.5	$123.6	10%	$263.7	$242.0	9%
IAS	19.2	18.0	7%	38.0	34.7	10%
SY365	0.5	1.0	(50%)	1.1	2.4	(54%)
Eliminations	(8.6)	(7.4)	16%	(16.8)	(14.2)	18%

Total services	$146.6	$135.2	8%	$286.0	$264.9	8%

Percentage of total revenues	52%	55%		53%	56%
Messaging by segment:
SY365	$45.6	$32.4	41%	$88.2	$63.4	39%

Total messaging	$45.6	$32.4	41%	$88.2	$63.4	39%

Percentage of total revenues	16%	13%		16%	13%
Total revenues	$282.7	$245.0	15%	$542.8	$475.1	14%

*	Not meaningful
License revenues increased $13.1 million (17 percent) for the three months ended June 30, 2008 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to an $11.7 million (19 percent) increase in IPG license revenues and a $1.4 million (6 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by a 38 percent increase in the database license revenues, namely our IQ and Adaptive Server Enterprise Products, and an 18 percent increase in revenues from our Replication Server. The increase in iAS license revenues was largely attributable to a 65 percent increase in revenue associated with our SQL NT product and a 43 percent increase in revenue associated with our Afaria product.
License revenues increased $21.8 million (15 percent) for the first six months ended June 30, 2008 compared to the same period last year. The increase in license revenues was primarily attributable to a $19.4 million (17 percent) increase in IPG license revenues along with a $2.1 million (5 percent) increase in iAS license revenues. The increase in IPG license fees was driven by a 28 percent increase in database license revenues and a 49 percent increase in Replication Server revenues. The increase in iAS revenues was driven by a 61 percent increase in SQL NT license revenues and a 15 percent increase in Afaria revenues.

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
Total services revenues (which include technical support, professional services and education) increased $11.4 million (8 percent) and $21.1 million (8 percent) for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. For the three months ended June 30, 2008 the increase in services revenues was primarily due to an $11.9 million (10 percent) increase in IPG service revenues. The increase was primarily in technical support revenues. For the six months ended June 30, 2008 the increase in service revenues was primarily due to a $21.7 million (9 percent) increase in IPG service revenues. This increase was primarily in technical support revenues.
Total technical support revenues increased $19.5 million (9 percent) for the six months ended June 30, 2008 compared to the same period in 2007. Technical support revenues comprised approximately 79 percent of total services revenues for the six month period ended June 30, 2008 as well as for the six month period ending June 30, 2007. Current and long-term deferred revenue balances recorded in the balance sheet relate principally to technical support contracts and increased $22.0 million (11 percent) from December 31, 2007 to June 30, 2008. This change is comparable to a $21.9 million (11 percent) increase for the same six month period in 2007 and follows seasonal patterns.
Professional services increased $0.8 million (3 percent) and $3.1 million (6 percent) for the three and six month periods ending June 30, 2008, respectively, compared to the same periods in 2007. Education revenues increased $0.3 million (11 percent) and declined $0.1 million (2 percent) during the three and six month periods ended June 30, 2008, respectively, compared to the same period in 2007.
Messaging revenues increased $13.2 million (41 percent) and $24.9 million (39 percent) for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. We have experienced a significant increase in the volume of messaging traffic that we deliver. The increase relates to expansion of SMS and MMS messaging by our enterprise customers and subscribers of our domestic and international mobile carriers.
Geographical Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
	2008	2007	Percent Change	2008	2007	Percent Change
North American	$135.8	$130.8	4%	$267.7	$254.9	5%
Percentage of total revenues	48%	53%		49%	54%
Total Outside North America	$146.9	$114.2	29%	$275.1	$220.2	25%
Percentage of total revenues	52%	47%		51%	46%
International: EMEA (Europe, Middle East and Africa)	$103.4	$77.6	33%	$195.4	$149.5	31%
Percentage of total revenues	37%	32%		36%	31%
Intercontinental: (Asia Pacific and Latin America)	$43.5	$36.6	19%	$79.7	$70.7	13%
Percentage of total revenues	15%	15%		15%	15%
Total revenues	$282.7	$245.0	15%	$542.8	$475.1	14%
North American revenues (United States, Canada and Mexico) increased $5.0 million (4 percent) for the three months ended June 30, 2008 compared to the same period last year. The increase was primarily due to the $5.1 million (49 percent) increase in messaging revenue compared to the same period in 2007. For the six months ended June 30, 2008, North American revenues increased $12.8 million (5 percent) compared to the same period last year. This was primarily due to an $8.0 million (37 percent) increase in messaging revenue and a $5.0 million (7 percent) increase in license revenue compared to the same period last year.
International revenues comprised 52 percent and 47 percent of total revenues for the three months ended June 30, 2008 and 2007, respectively. International revenues comprised 51 percent and 46 percent of total revenues for the six months ended June 30, 2008 and 2007, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended June 30, 2008 increased $25.8 million (33 percent) compared to the three months ended June 30, 2007. The increase was due primarily to a $9.5 million (43 percent) increase in license revenues, a $7.9 million (20 percent) increase in service revenues, and a $7.4 million (42 percent) increase in messaging revenues. License revenue increases in the UK and Germany, service revenue increases in the UK, Germany, and Holland, and messaging revenue increases in France contributed most to the overall increase in the second quarter of 2008. Revenues for the six months ended June 30, 2008 increased $45.9 million (31 percent) compared to the six months ended June 30, 2007. The increase was primarily due to a $13.8 million (31 percent) increase in license revenues, a $14.3 million (19 percent) increase in service revenues, and a $15.5 million (46 percent) increase in messaging revenues.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended June 30, 2008 increased $6.9 million (19 percent) compared to the three months ended June 30, 2007. The increase was primarily attributable to a $4.4 million (26 percent) increase in license revenues, and a 1.7 million (11 percent) increase in services revenues. These increases were primarily driven by license and service revenues in Japan. Revenues for the six months ended June 30, 2008 increased $9.0 million (13 percent) compared to the six months ended June 30, 2007. The increase was primarily due to a $2.9 million (9 percent) increase in license revenues, a $4.8 million (16 percent) increase in service revenues, and a $1.3 million (16 percent) increase in messaging revenues.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended June 30, 2008, foreign currency exchange rate changes from the same period last year resulted in approximately an $18.5 million (7 percent) increase in our revenues and a $9.7 million (4 percent) increase in our operating expenses. During the six months ended June 30, 2008 foreign currency exchange rate changes from the same period last year resulted in a $33.5 million (7 percent) increase in our revenues and a $19.1 million (4 percent) increase in our operating expenses. The change for the comparable periods was primarily due to the weakness in the U.S. dollar against certain European and Intercontinental currencies.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Cost of license fees	$15.1	$13.1	15%	$29.7	$25.8	15%
Percentage of license fees revenues	17%	17%		18%	18%
Cost of services	$41.1	$39.5	4%	$82.0	$78.3	5%
Percentage of services revenues	28%	29%		29%	30%
Cost of messaging	$27.4	$18.9	45%	$52.5	$37.8	39%
Percentage of messaging revenues	60%	58%		60%	60%
Sales and marketing	$74.3	$64.9	14%	$142.6	$129.5	10%
Percentage of total revenues	26%	26%		26%	27%
Product development and engineering	$36.0	$36.9	(2%)	$71.6	$75.7	(5%)
Percentage of total revenues	13%	15%		13%	16%
General and administrative	$34.1	$32.7	4%	$70.1	$64.2	9%
Percentage of total revenues	12%	13%		13%	14%
Amortization of other purchased intangibles	$3.6	$3.4	6%	$7.1	$6.8	4%
Percentage of total revenues	1%	1%		1%	1%
Cost (Reversal) of restructure	$(0.0)	$(0.1)	*	$0.0	$(0.0)	*
Percentage of total revenues	*	*		*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $15.1 million and $29.7 million for the three and six months ended June 30, 2008, up from $13.1 million and $25.8 million for the three and six months ended June 30, 2007, respectively. Such costs were 17 and 18 percent of license revenues for the three and six months ended June 30, 2008 as compared to 17 and 18 percent for the same periods in 2007, respectively. The increase in the cost of license fees in absolute dollar amounts was primarily due to an increase in amortization of capitalized software development costs. The amortization of capitalized software development costs was $10.1 million and $20.1 million for the three and six months ended June 30, 2008 compared to $8.1 million and $16.3 million for the three and six months ended June 30, 2007, respectively. The increase in capitalized software amortization for the three and six months ended June 30, 2008 was due to the commencement of amortization of capitalized costs associated with certain data management products including a certain option to our ASE database. The amortization of purchased technology included in cost of license fees was $2.6 million and $5.1 million for the three and six months ended June 30, 2008 compared to $2.4 million and $4.8 million for the three and six months ended June 30, 2007. The increase in amortization of purchased technology for the three and six months ended June 30, 2008 was not significant.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs were $41.1 million and $82.0 million for the three and six months ended June 30, 2008 as compared to $39.5 million and $78.3 million for the same periods in 2007, respectively. These costs were 28 percent and 29 percent of services revenues for the three and six months ended June 30, 2008, respectively. This compares with 29 and 30 percent of services revenues for the three and six months ending June 30, 2007, respectively. The increase in cost of services in absolute dollars for the three and six months ended June 30, 2008 is primarily due to an increase in payroll and related costs.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three and six months ended June 30, 2008 totaled $27.4 million and $52.5 million compared to $18.9 million and $37.8 million for the same periods in 2007, respectively. Cost of messaging has increased in absolute dollars as a result of the increased volume of messages delivered. Cost of messaging has increased slightly as a percentage of revenue primarily due to a shift in traffic mix to higher cost services. The amortization of purchased technology was $1.0 million for the three months ended June 30, 2008 and $2.0 million for the six months ended June 30, 2008. This compares to $0.9 million for the three months ended June 30, 2007 and $1.8 million for the six months ended June 30, 2007.
Sales and Marketing. Sales and marketing expenses were $74.3 million and $142.6 million for the three and six months ended June 30, 2008 as compared to $64.9 million and $129.5 million for the same periods last year, respectively. These costs were 26 percent of total revenues for the three and six month periods ended June 30, 2008 as compared to 26 percent and 27 percent for the same periods ended June 30, 2007, respectively. The increase in sales and marketing expenses in absolute dollars for the three and six month periods ending June 30, 2008 is due primarily to increases in salaries, benefits and increased commissions associated with increases in license revenues.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $36.0 million and $71.6 million for the three and six months ended June 30, 2008 as compared to $36.9 million and $75.7 million for the same period last year. These costs were 13 percent of total revenues for the three and six month periods ending June 30, 2008 as compared to 15 percent and 16 percent of total revenues for the three and six months ended June 30, 2007, respectively. The decrease in product development and engineering costs in absolute dollars for the three and six months ended June 30, 2008 is primarily due to an increase in capitalized software costs.
We capitalized approximately $12.9 million and $25.9 million of software development costs for the three and six months ended June 30, 2008 compared to $8.8 million and $17.1 million for the three and six months ended June 30, 2007. For the three months ended June 30, 2008, capitalized software costs included costs incurred for efforts associated with options for ASE, SQL Anywhere 11.0, UEP Phase I, and certain options for Sybase IQ.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $34.1 million and $70.1 million for the three and six months June 30, 2008 as compared to $32.7 million and $64.2 million for the three months ended June 30, 2007. These costs represented 12 percent and 13 percent of total revenues for the three and six months ended June 30, 2008 as compared to 13 percent and 14 percent of total revenues for the three and six months ended June 30, 2007, respectively. The increase in general and administrative expenses in absolute dollars for the three and six months ended June 30, 2008 was primarily due to additional legal and other professional fees as well as increases in salaries and benefits related to annual performance evaluations, and additional headcount.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, the amortization of the established customer list and covenant not to compete associated with our acquisition of XcelleNet in 2004, the amortization of the established customer lists and other intangible assets associated with our acquisition of Extended Systems in 2005 and the amortization of the established customer lists associated with our acquisition of Mobile 365 in 2006. The increases in amortization of other purchased intangibles for the three and six month periods ended June 30, 2008 compared to the same period in the prior year are insignificant.
Cost of Restructure. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses, and recorded acquisition related liabilities when we acquired Mobile 365 and AvantGo. See Note 9 to Condensed Consolidated Financial Statements – Restructuring, Part I, Item I.
Operating Income
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Operating income by segment:
IPG	$48.4	$36.7	32%	$87.4	$65.1	34%
IAS	6.3	5.9	7%	8.0	6.9	16%
SY365	1.8	(0.8)	*	3.0	(2.8)	*
Unallocated costs	(5.4)	(6.2)	(13%)	(11.1)	(12.2)	(9%)

Total operating income:	$51.1	$35.6	44%	$87.3	$57.0	53%

Percentage of total revenues	18%	15%		16%	12%

*	Not meaningful
Operating income was $51.1 million and $87.3 million for the three and six months ended June 30, 2008 compared to operating income of $35.6 million and $57.0 million for the three and six months ended June 30, 2007. The increase in operating income for the three and six months ended June 30, 2008 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note 5 to the Condensed Consolidated Financial Statements — Segment Information, Part I, Item I.
Consolidated operating margins improved to 18 percent and 16 percent for the three and six month periods ended June 30, 2008 from 15 percent and 12 percent for the same periods in the prior year, respectively. The increases in operating margin are primarily due improvements in operating margin of each segment discussed below.
The operating margin for the IPG segment was 23 percent and 22 percent for the three and six months ended June 30, 2008 compared to 20 percent and 18 percent for the three and six months ended June 30, 2007. The increase in operating margin in the IPG segment for the three and six months ended June 30, 2008 was primarily due to IPG revenue increasing at approximately twice the rate of IPG expenses. The increase in revenue for the three and six months ended June 30, 2008 is primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating margin for the iAS segment was 14 percent and 10 percent for the three and six months ended June 30, 2008 compared to 14 percent and 9 percent for the same periods in 2007, respectively. The increase in the iAS segment operating margin was primarily due to the increase in total revenue for the three and six month periods ending June 30, 2008. The increases in revenues for the three and six month periods were primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above. Until December 31, 2007, AvantGo results were reported as part of the iAS segment. Commencing on January 1, 2008, AvantGo is a part of the SY365 segment. We have restated all earlier periods reported to reflect this segment change.
The operating margin for the Sybase 365 segment for the three and six month periods ended June 30, 2008 was 4 percent and 3 percent compared to a negative 2 percent and negative 4 percent for the same periods in 2007, respectively.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and six month periods ended June 30, 2008 consisted primarily of stock-based compensation expenses.
During the three and six months ended June 30, 2008, foreign currency exchange rate changes from the same periods last year resulted in $8.8 million and $14.3 million improvement in operating profits, respectively.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Interest income	$6.2	$8.5	(27%)	$14.1	$15.9	(11%)
Percentage of total revenues	2%	3%		3%	3%
Interest expense and other, net	$(7.0)	$(3.4)	106%	$(11.4)	$(5.8)	97%
Percentage of total revenues	(2%)	(1%)		(2%)	(1%)
Minority interest	*	*	*	*	*	*
Percentage of total revenues	*	*		*	*

*	Not meaningful
Interest income decreased to $6.2 million and $14.1 million for the three and six months ended June 30, 2008 compared to $8.5 million and $15.9 million for the same periods last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three and six month periods in 2008 is primarily due to a decrease in the cash balances invested . Our invested cash balances decreased as a result of our $300 million repurchase of 10.7 million shares of common stock during April, 2008 offset by cash provided from operations.
Interest expense and other, net, primarily includes: impairment charges related to investments in auction-rate securities (ARS); interest expense on convertible subordinated notes which bear interest at 1.75 percent; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; and bank fees. Interest expense and other, net was an expense of $7.0 million and $11.4 million for the three and six months ended June 30, 2008 as compared to expense of $3.4 million and $5.8 million for the three and six months ended June 30, 2007. The increase in interest expense and other, net in the second quarter of 2008 compared to the same quarter in 2007 is primarily due to the impairment loss associated with our investment in auction rate securities of $3.0 million and $6.3 million for the three and six months ended July 30, 2008, respectively.
In the quarter ended June 30, 2008, we concluded the remaining three of the six ARS held by us were other than temporarily impaired. As such, we have concluded all six of our ARS are other than temporarily impaired. Correspondingly, we recorded an impairment loss of $3.0 million in the consolidated statement of operations bringing our year-to-date impairment losses for ARS to $6.3 million. ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were

AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. In June, 2008 the credit ratings of four of the ARS were changed from AAA to AA. The credit rating on a fifth ARS was lowered from AA to A. The failed auctions have resulted in higher interest rates being earned on these investments than if the auctions had not failed, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist.
In the quarter ended March 31, 2008, we concluded that three of the six ARS were other than temporarily impaired and had recorded an impairment loss of $3.3 million in its consolidated statement of operations for the quarter ended March 31, 2008. In the quarter ended June 30, 2008, we concluded that the remaining three ARS were also other than temporarily impaired and recorded an impairment loss of $3.0 million in its consolidated statement of operations related to these impairments as well as additional declines in the ARS previously deemed to be other than temporarily impaired. The determination of whether each ARS is other than temporarily impaired is based on a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these and other factors could result in additional realized impairment losses. Based on our cash, cash equivalents and cash investment balances of $602.6 million as of June 30, 2008 and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$17.9	$14.7	22%	$33.4	$26.0	28%
Our effective tax rate was 35.7% for the three months ending June 30, 2008. Our effective tax rate for the six months ending June 30, 2008 was approximately 37.2%. The decrease in the tax rate for the second quarter was largely attributable to an increase in foreign tax credits expected to be used upon repatriation of certain foreign dividends. These rates compare to a tax rate of approximately 36.0% and 38.7% for the comparable three and six month periods in 2007, respectively.
Our effective tax rate for the quarter and year differs from the statutory rate of 35.0% primarily due to the impact of state taxes, the addition of tax reserves for uncertain tax positions, and the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset somewhat by the deferral of certain low-tax foreign earnings. In 2007, our effective tax rate for the quarter and year differed from the statutory rate of 35% primarily due to the impact of state taxes and the addition of tax reserves for uncertain tax positions offset somewhat by the deferral of certain low-tax foreign source earnings and the expected utilization during 2007 of foreign tax credits and research credits which previously carried a valuation allowance. See Condensed Consolidated Financial Statements, Note 11 — Income Taxes.
Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Net income	$32.4	$26.0	25%	$56.5	$41.2	37%
Percentage of total revenues	11%	11%		10%	9%
Basic net income per share	$0.40	$0.29	38%	$0.67	$0.45	49%
Diluted net income per share	$0.37	$0.28	32%	$0.62	$0.44	41%
Shares used in computing basic net income per share	81.7	90.9	(10%)	84.7	91.0	(7%)
Shares used in computing diluted net income per share	88.0	93.0	(5%)	91.0	93.3	(2%)

*	Not meaningful
We reported net income of $32.4 million and $56.5 million for the three and six months ended June 30, 2008 compared to net income of $26.0 million and $41.2 million for the same periods last year. The increase in net income for the three and six months ended June 30, 2008 is due to the various factors discussed above.
Basic net income per share was $0.40 and $0.67 for the three and six months ended June 30, 2008 as compared to $0.29 and $0.45 for the same periods in 2007. Diluted net income per share was $0.37 and $0.62 for the three and six months ended June 30, 2008 as compared to $0.28 and $0.44 for the same periods in 2007.
Shares used in computing basic and diluted net income per share decreased 10 percent and 5 percent, respectively, for the three months ended June 30, 2008 as compared to the same period in 2007. For the six months ended June 30, 2008, shares used in computing basic and diluted net income per share decreased 7 percent and 2 percent, respectively, as compared to the same periods in 2007. The decreases were due primarily to shares repurchased in accordance with a self-tender offer to repurchase $300 million of common stock offset somewhat by the exercises of employee stock options and increases in shares that may be issued to holders of our convertible debt.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $24.99 per share, the adjusted conversion price. In the second quarter of 2008, the average of the high closing prices during a specified number of trading days exceeded the $24.99 threshold. As a result, approximately 4.0 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding, resulting in an impact of approximately two cents to our diluted earnings per share. See Note 10 to Condensed Consolidated Financial Statements — Convertible Subordinated Notes; Part I, Item I.
Liquidity and Capital Resources
(Dollars in millions)

	Six Months Ended June 30,
			Percent
	2008	2007	Change
Working capital	$448.2	$487.6	(8%)
Cash and cash equivalents	$575.1	$436.8	32%
Net cash provided by operating activities	$157.3	$123.5	27%
Net cash provided by (used for) investing activities	$54.7	$(13.7)	*
Net cash used for financing activities	$261.7	$37.4	600%

*	Not meaningful
At June 30, 2008 our cash, cash equivalents and long-term cash investments, excluding restricted cash totaled $602.7 million, a $132.2 million decrease from December 31, 2007. While we generated $157.3 million in cash from operations during that period, the decline relates to our $300 million self-tender offer completed in the second quarter. Our days sales outstanding in accounts receivable was 75 days for the quarter ended June 30, 2008 compared to 72 days for the quarter ended June 30, 2007. The increase in days sales outstanding was driven by an increase in days sales outstanding for the Sybase 365 segment offset by a reduction in days sales outstanding for the rest of Sybase. Due to the nature of its business and certain net revenue models under which receivable balances are generated without corresponding revenue, the Sybase 365 segment has, and is expected to retain, a higher and more volatile DSO than those of the remainder of the Sybase business.
Net cash provided by investing activities was $54.7 million for the six months ended June 30, 2008 compared to a $13.7 million use of cash for the six months ended June 30, 2007. The increase in net cash provided by investing activities is primarily due to a decline in purchases of cash investments during the six months ended June 30, 2008.
Net cash used for financing activities was $261.7 million for the six months ended June 30, 2008 compared to a $37.4 million use of cash for the six months ended June 30, 2007. The increase in cash used for financing activities is primarily due to a $300.1 million increase in the repurchase of our common stock during the six months ended June 30, 2008.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through June 30, 2008, aggregate amounts purchased under the Stock Repurchase Program totaled $767.1 million. During the six months ended June 30, 2008, we repurchased 6,000 shares at a cost of $0.1 million compared to 2.4 million shares at a cost of $58.6 million during the six months ended June 30, 2007.
On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $82.9 million remained available in the Stock Repurchase Program at June 30, 2008.
On April 15, 2008, we completed a self-tender offer using a modified Dutch auction process and purchased 10.7 million shares of our common stock for $28 per share at a total cost of $300 million.
On July 1, 2008 we entered into an agreement to acquire certain assets from Cable and Wireless (see Note 15 “Subsequent Events”). Except for the matters noted above, there have been no other significant changes to the other contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

At June 30, 2008 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and investments or incur additional debt to fund such activities in the future.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2008, we had identifiable net assets totaling $330.8 million associated with our European operations and $117.7 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).
Short-term and Long-term Cash Investments and Auction-Rate Securities
Short-term and long-term cash investments consist principally of commercial paper, corporate bonds, U.S. and Canadian government obligations, and U.S. government sponsored enterprise obligations with maturities between 90 days and up to three years.
As of June 30, 2008, long-term cash investments totaling $22.7 million include six auction rate securities (ARS) with an aggregate par value of $28.9 million. As of June 30, 2008, the other-than-temporary impairment associated with these six ARS represented an aggregate par value of $22.7 million totaled $6.3 million.
ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. In June, 2008 the credit ratings of four of the ARS were changed from AAA to AA. The credit rating on a fifth ARS was lowered from AA to A. The failed auctions have resulted in higher interest rates being earned on these investments than if the auctions had not failed, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist.
In the quarter ended March 31, 2008, we concluded that three of the six ARS were other than temporarily impaired and had recorded an impairment loss of $3.3 million in its consolidated statement of operations for the quarter ended March 31, 2008. In the quarter ended June 30, 2008, we concluded that the remaining three ARS were also other than temporarily impaired and recorded an impairment loss of $3.0 million in its consolidated statement of operations related to these impairments as well as additional declines in the ARS previously deemed to be other than temporarily impaired. The determination of whether each ARS is other than temporarily impaired is based on a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these and other factors could result in additional realized impairment losses. Based on our cash, cash equivalents and cash investment balances of $602.6 million as of June 30, 2008 and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business.

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of June 30, 2008 was immaterial to our consolidated financial statements. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at June 30, 2008 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at June 30, 2008 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 7 of Notes to Condensed Consolidated Financial Statements - Litigation in Part I, Item 1 of the Form 10-Q is incorporated herein by reference.
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
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no backlog, and quarterly license revenues for our IPG and iAS businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. Although many of our customers are larger enterprises, an apparent trend toward more conservative IT spending could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the second quarter of 2007 when we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, but resulted in better terms for us.
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
Our revenues and operating results depend on the overall demand for our products and services. In part due to strength in the worldwide economy our revenues for the quarter ending June 30, 2008 exceeded revenues for the quarter ending June 30, 2007 by 15 percent. If the U.S. and worldwide economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth. Continued weakness in the credit markets and financial services industry may also impact our revenues. While we have not noted a change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry would adversely affect our revenues and operating results.

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
We may encounter difficulties in completing acquisitions or strategic relationships and we may incur acquisition-related charges that could adversely affect our operating results.
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired a number of companies.
For example, in July 2008 we entered into an agreement to acquire Cable & Wireless’ international inter-operator MMS hubbing service and to have the exclusive rights to market and sell mobile data roaming services. In November 2006 we acquired Mobile 365, Inc in an all cash transaction with a purchase price of $418 million. In addition, in October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. In June 2006 we acquired Solonde AG, a privately-held company and in October 2006 we acquired certain assets of iFoundry, a privately-held company. In August 2007 we acquired Coboplan, a privately-held Japanese company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.
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
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of June 30, 2008, we had approximately $534.1 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
The length of our sales cycles varies significantly from product to product. The sales cycle for some of our IPG and iAS products can take up to 18 months to complete. Any delay or unanticipated acceleration in the closing of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. For example, in the second quarter of 2007 we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, but resulted in better terms for us. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sales cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated.
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
As of June 30, 2008 we had an aggregate par value of $28.9 million invested in six auction rate securities (ARS). The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. As of June 30, 2008, the other-than-temporary impairment associated with these ARS totaled $6.3 million.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $119 million through June 30, 2008. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.

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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the second quarter of 2008, revenues outside North America represented 52 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our international operations also require that we comply with, any could have liabilities due to, US laws that may not apply to companies that operate only in the United States, including the Foreign Corrupt Practices Act and export control laws. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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
We are subject to risks related to the terms of our 1.75% Convertible Subordinated Notes.
In February 2005 we issued $460 million in convertible subordinated notes (“notes”) in a private offering to qualified institutional buyers. The notes bear interest at 1.75% and are subordinated to all of our future senior indebtedness. The notes mature in February

2025 unless earlier redeemed by us at our option, or converted or put to us by the holders of the notes. We may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that we repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020.
The holders may convert the notes into the right to receive the conversion value (i) when our stock price exceeds 130% of the $24.99 per share adjusted conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (ii) in certain change in control transactions, (iii) if the notes are redeemed by us, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended June 30, 2008, our stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.
If our stock price exceeds 130% of the $24.99 per share adjusted conversion price for the specified period in any subsequent fiscal quarter or the notes are otherwise convertible under the notes’ terms, and the holders of the notes elect to convert the notes, we will be required to repay up to all of the notes’ $460 million in principal amount in cash and must pay cash, or a combination of cash and stock, the amount by which the converted notes exceed the principal amount of the notes. At the time of such conversion we may have insufficient financial resources or may be unable to arrange financing to pay for the conversion value of all notes tendered for conversion.
The conversion feature of the notes also serves to reduce our diluted net income per share. In periods when our stock price exceeds the notes’ $24.99 per share adjusted conversion price, we must include the shares that may be issued to the holders of the notes in the shares included in our diluted net income per share. In the second quarter of 2008, approximately 4.0 million shares were assumed to be converted and included in the calculation of fully diluted shares outstanding, resulting in an impact of approximately two cents per share to our diluted earnings per share. The reduction in our diluted earnings per share attributable to shares attributable to the assumed conversion of the notes may adversely impact the market price of our common stock.
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
As of June 30, 2008, we had identified net assets totaling $330.8 million associated with our EMEA operations, and $117.7 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.

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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2009. Our current accounting and reporting related to our convertible debt instruments are in accordance with current accounting rules. If final interpretations of, or changes to, these rules necessitate a change in our current practices, our previously reported and future results of operations could be adversely affected.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2008, we made the following repurchases of our Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2008)	Purchased (#)	($)	Programs (#)	or Programs ($)
April 1 — 30	10,714,285	$28.04	—	$82,913,000
May 1 — 31	—	—	—	—
June 1 — 30	—	—	—	—

Total	10,714,285	$28.04	—	$82,913,000

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

August 8, 2008	SYBASE, INC.
	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ KEITH JENSEN
Keith Jensen
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002