Form 10-Q
period 2008-09-30
SYBASE INC
filed 2008-11-07
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-16493
SYBASE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-2951005

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
On October 31, 2008, 81,053,679 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include the performance of the global economy and growth in software industry sales; market acceptance of the Company’s products and services; customer and industry analyst perception of the Company and its technology vision and future prospects; shifts in our business strategy; interoperability of our products with other software products; the success of certain business combinations engaged in by us or by competitors; political unrest or acts of war; possible disruptive effects of organizational or personnel changes; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and in the risk factors included in Part II, Item 1(A) of this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
(In thousands, except share and per share data)	(Unaudited)	2007
Current assets:
Cash and cash equivalents	$558,699	$604,808
Short-term cash investments	2,537	93,462

Total cash, cash equivalents and short-term cash investments	561,236	698,270
Restricted cash	3,341	3,424
Accounts receivable, net	234,298	245,267
Deferred income taxes	41,778	37,979
Prepaid income taxes	—	17,604
Prepaid expenses and other current assets	33,061	25,182

Total current assets	873,714	1,027,726
Long-term cash investments	19,348	36,637
Property, equipment and improvements, net	67,123	64,841
Deferred income taxes	2,558	10,038
Capitalized software, net	81,210	74,278
Goodwill	541,548	533,339
Other purchased intangibles, net	120,866	130,608
Other assets	33,638	36,016

Total assets	$1,740,005	$1,913,483

Current liabilities:
Accounts payable	$31,273	$30,290
Accrued compensation and related expenses	63,640	63,852
Accrued income taxes	14,166	273
Other accrued liabilities	114,170	124,849
Deferred revenue	199,051	203,734

Total current liabilities	422,300	422,998
Other liabilities	45,506	44,669
Deferred income taxes	11,863	14,115
Long-term tax liability	30,807	30,807
Long-term deferred revenue	3,344	4,937
Minority interest	5,140	5,147
Convertible subordinated notes	460,000	460,000
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 79,678,527 outstanding (2007-105,337,362 shares issued and 87,210,339 outstanding)	105	105
Additional paid-in capital	1,037,368	1,019,930
Accumulated earnings	320,082	241,329
Accumulated other comprehensive income	42,090	66,954
Cost of 25,658,835 shares of treasury stock (2007-18,127,023 shares)	(638,600)	(397,508)

Total stockholders’ equity	761,045	930,810

Total liabilities and stockholders’ equity	$1,740,005	$1,913,483

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Revenues:
License fees	$92,939	$85,141	$261,578	$231,941
Services	146,295	135,838	432,286	400,719
Messaging	44,744	34,287	132,975	97,666

Total revenues	283,978	255,266	826,839	730,326

Costs and expenses:
Cost of license fees	18,151	12,667	47,818	38,503
Cost of services	40,225	38,684	122,185	116,965
Cost of messaging	28,107	21,428	80,618	59,223
Sales and marketing	70,347	64,415	212,912	193,906
Product development and engineering	37,451	38,739	109,059	114,412
General and administrative	32,831	31,231	102,969	95,407
Amortization of other purchased intangibles	3,920	3,445	11,009	10,291
Cost (Reversal) of restructure	39	17	58	(30)

Total costs and expenses	231,071	210,626	686,628	628,677

Operating income	52,907	44,640	140,211	101,649
Interest income	5,779	9,041	19,856	24,951
Interest expense and other, net	(6,064)	(3,331)	(17,502)	(9,094)
Minority interest	(21)	—	7	(20)

Income before income taxes	52,601	50,350	142,572	117,486
Provision for income taxes	17,864	16,220	51,291	42,180

Net income	$34,737	$34,130	$91,281	$75,306

Basic net income per share	$0.44	$0.38	$1.10	$0.83

Shares used in computing basic net income per share	79,245	89,655	82,868	90,565

Diluted net income per share	$0.40	$0.37	$1.01	$0.81

Shares used in computing diluted net income per share	86,488	91,714	89,972	92,749

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$91,281	$75,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,341	64,802
Minority interest in income of subsidiaries	(7)	20
Loss on disposal of assets	5	20
Impairment of investment in auction rate securities	9,552	—
Deferred income taxes	1,429	(3,541)
Stock-based compensation — restricted stock	7,583	6,554
Stock-based compensation — all other	9,262	10,467
Excess tax benefit from stock-based compensation plans	(8,970)	(3,171)
Amortization of note issuance costs	1,477	1,477
Changes in assets and liabilities:
Accounts receivable	11,003	11,956
Prepaid income taxes	17,604	—
Other current assets	(3,814)	(3,846)
Other assets — operating	805	2,635
Accounts payable	983	6,573
Accrued compensation and related expenses	(212)	(301)
Accrued income taxes	13,335	13,313
Other accrued liabilities	(13,290)	(13,027)
Deferred revenues	(6,276)	1,857
Other liabilities	1,899	(541)

Net cash provided by operating activities	210,990	170,553

Cash flows from investing activities:
(Increase) Decrease in restricted cash	83	(95)
Purchases of available-for-sale cash investments	(16,332)	(231,304)
Maturities of available-for-sale cash investments	35,870	136,462
Sales of available-for-sale cash investments	80,982	119,735
Business combinations, net of cash acquired	(27,372)	(6,502)
Purchases of property, equipment and improvements	(26,013)	(16,533)
Proceeds from sale of property, equipment, and improvements	22	44
Capitalized software development costs	(38,885)	(27,474)
(Increase) Decrease in other assets — investing	91	(184)

Net cash provided by (used for) investing activities	8,446	(25,851)

Cash flows from financing activities:
Repayments of long-term obligations	(397)	(136)
Payments on capital lease	(394)	(1,276)
Net proceeds from the issuance of common stock and reissuance of treasury stock	47,711	23,096
Purchases of treasury stock	(300,737)	(91,421)
Excess tax benefit from stock-based compensation plans	8,970	3,171

Net cash used for financing activities	(244,847)	(66,566)

Effect of exchange rate changes on cash	(20,698)	19,655

Net increase (decrease) in cash and cash equivalents	(46,109)	97,791
Cash and cash equivalents, beginning of year	604,808	355,303

Cash and cash equivalents, end of period	$558,699	$453,094

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
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for three and nine months ended September 30, 2008 are not necessarily indicative of results for the entire fiscal year ending December 31, 2008.
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
2. Stock-Based Compensation. The Company currently grants stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At September 30, 2008, an aggregate of 12,144,425 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan and also had established FFI and iAS stock option plans. The 2003 Stock Plan, its predecessor plans, the Employee Stock Purchase Plan, and the FFI and iAS stock option plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded in the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Cost of services	$347	$400	$1,012	$1,115
Cost of messaging	132	121	350	431
Sales and marketing	1,429	1,346	4,145	3,818
Product development and engineering	746	763	2,143	2,105
General and administrative	3,098	3,158	9,195	9,552

Stock-based compensation expense included in total costs and expenses	5,752	5,788	16,845	17,021
Tax benefit related to stock-based compensation expense	(1,554)	(1,675)	(4,659)	(4,712)

Stock-based compensation expense included in net income	$4,198	$4,113	$12,186	$12,309

Reduction of net income per share:
Basic	$0.05	$0.05	$0.15	$0.14
Diluted	$0.05	$0.04	$0.14	$0.13
As of September 30, 2008, there was $46.5 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.4 years.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net income	$34,737	$34,130	$91,281	$75,306

Basic net income per share	$0.44	$0.38	$1.10	$0.83

Shares used in computing basic net income per share	79,245	89,655	82,868	90,565

Diluted net income per share	$0.40	$0.37	$1.01	$0.81

Shares used in computing basic net income per share	79,245	89,655	82,868	90,565
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,500	2,059	2,361	2,184
Dilutive effect of convertible subordinated debt	4,743	—	4,743	—

Shares used in computing diluted net income per share	86,488	91,714	89,972	92,749

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 0.8 million and 5.2 million for the three month periods ended September 30, 2008 and 2007, respectively, and were 1.3 million and 3.9 million for the nine months ended September 30, 2008 and 2007, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
4. Comprehensive Income/(Loss). The following table sets forth the calculation of comprehensive income/(loss) for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net income	$34,737	$34,130	$91,281	$75,306
Foreign currency translation gains/(losses)	(46,074)	17,719	(25,699)	30,168
Change in unrealized gains/(losses) on marketable securities	(35)	194	835	312

Comprehensive income/(loss)	$(11,372)	$52,043	$66,417	$105,786

The Company’s foreign currency translation gains/(losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. The Company has classified all of its debt and equity securities as available-for-sale pursuant to SFAS 115. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. See Note 13 - Fair Value Measurements.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and nine month periods ended September 30, 2008 and 2007 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the three months ended September 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$67,432	$165	$5	—	$67,602
Mobile and Embedded	9,501	15,836	—	—	25,337

Subtotal license fees	76,933	16,001	5	—	92,939
Intersegment license revenues	154	7,904	—	$(8,058)	—

Total license fees	77,087	23,905	5	(8,058)	92,939
Services
Direct service revenue	135,115	10,873	307	—	146,295
Intersegment service revenues	121	8,435	—	(8,556)	—

Total services	135,236	19,308	307	(8,556)	146,295
Messaging
Direct messaging revenue	8	—	44,736	—	44,744
Intersegment messaging revenues	—	—	7	(7)	—

Total messaging	8	—	44,743	(7)	44,744

Total revenues	212,331	43,213	45,055	(16,621)	283,978
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	158,548	33,876	40,498	(16,621)	216,301

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	53,783	9,337	4,557	—	67,677
Amortization of other purchased intangibles	527	1,023	2,370	—	3,920
Amortization of purchased technology	403	3,594	1,062	—	5,059

Operating income before cost of restructure and unallocated costs	52,853	4,720	1,125	—	58,698
Cost of restructure - 2008 Activity	39	—	—	—	39

Operating income before unallocated costs	52,814	4,720	1,125	—	58,659
Unallocated costs					5,752

Operating income					52,907
Interest income, interest expense and other, net					(285)
Minority interest					(21)

Income before income taxes					$52,601
A summary of the segment financial information reported to the CEO for the three months ended September 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$58,096	$106	$—	—	$58,202
Mobile and Embedded	10,451	16,488	—	—	26,939

Subtotal license fees	68,547	16,594	—	—	85,141
Intersegment license revenues	44	8,709	—	$(8,753)	—

Total license fees	68,591	25,303	—	(8,753)	85,141
Services
Direct service revenue	123,985	11,009	844	—	135,838
Intersegment service revenues	44	7,222	—	(7,266)	—

Total services	124,029	18,231	844	(7,266)	135,838
Messaging	—	—	34,287	—	34,287

Total revenues	192,620	43,534	35,131	(16,019)	255,266
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	148,602	33,385	31,994	(16,019)	197,962

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	44,018	10,149	3,137	—	57,304
Amortization of other purchased intangibles	527	1,046	1,872	—	3,445
Amortization of purchased technology	403	2,074	937	—	3,414

Operating income before cost of restructure and unallocated costs	43,088	7,029	328	—	50,445
Cost of restructure - 2007 Activity	17	—	—	—	17

Operating income before unallocated costs	43,071	7,029	328	—	50,428
Unallocated costs					5,788

Operating income					44,640
Interest income, interest expense and other, net					5,710

Income before income taxes					$50,350

A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$188,038	$276	$72	—	$188,386
Mobile and Embedded	23,659	49,533	—	—	73,192

Subtotal license fees	211,697	49,809	72	—	261,578
Intersegment license revenues	319	19,703	—	$(20,022)	—

Total license fees	212,016	69,512	72	(20,022)	261,578
Services
Direct service revenue	398,717	32,185	1,384	—	432,286
Intersegment service revenues	185	25,160	—	(25,345)	—

Total services	398,902	57,345	1,384	(25,345)	432,286
Messaging
Direct messaging revenue	22	—	132,953	—	132,975
Intersegment messaging revenues	—	—	19	(19)	—

Total messaging	22	—	132,972	(19)	132,975

Total revenues	610,940	126,857	134,428	(45,386)	826,839
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	467,841	103,158	120,908	(45,386)	646,521

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	143,099	23,699	13,520	—	180,318
Amortization of other purchased intangibles	1,581	3,069	6,359	—	11,009
Amortization of purchased technology	1,209	7,904	3,082	—	12,195

Operating income before cost of restructure and unallocated costs	140,309	12,726	4,079	—	157,114
Cost of restructure - 2008 Activity	99	—	—	—	99

Operating income before unallocated costs	140,210	12,726	4,079	—	157,015
Unallocated costs					16,804

Operating income					140,211
Interest income, interest expense and other, net					2,354
Minority interest					7

Income before income taxes					$142,572
A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2007 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$158,983	$473	$17	—	$159,473
Mobile and Embedded	24,879	47,589	—	—	72,468

Subtotal license fees	183,862	48,062	17	—	231,941
Intersegment license revenues	283	20,740	—	$(21,023)	—

Total license fees	184,145	68,802	17	(21,023)	231,941
Services
Direct service revenue	365,814	31,639	3,266	—	400,719
Intersegment service revenues	218	21,280	—	(21,498)	—

Total services	366,032	52,919	3,266	(21,498)	400,719
Messaging	—	—	97,666	—	97,666

Total revenues	550,177	121,721	100,949	(42,521)	730,326
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	439,265	98,577	95,009	(42,521)	590,330

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	110,912	23,144	5,940	—	139,996
Amortization of other purchased intangibles	1,581	3,138	5,572	—	10,291
Amortization of purchased technology	1,208	6,080	2,784	—	10,072

Operating income (loss) before cost of restructure and unallocated costs	108,123	13,926	(2,416)	—	119,633

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Reversal of restructure - 2007 Activity	(30)	—	—	—	(30)

Operating income (loss) before unallocated costs	108,153	13,926	(2,416)	—	119,663
Unallocated costs					18,014

Operating income					101,649
Interest income, interest expense and other, net					15,857
Minority interest					(20)

Income before income taxes					$117,486
6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2008	$92,192	$110,392	$330,755	$533,339
Goodwill recorded on Cable & Wireless acquisition	—	—	10,233	10,233
Reduction in goodwill recorded on Mobile 365 acquisition	—	—	(155)	(155)
Foreign currency translation adjustments & other	(576)	(208)	(1,085)	(1,869)

Balance at September 30, 2008	$91,616	$110,184	$339,748	$541,548

The following table reflects the carrying amount and accumulated amortization of intangible assets:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$166,556	$(119,883)	$46,673	$168,436	$(108,997)	$59,439
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(245)	74	319	(165)	154
Customer lists	114,556	(47,537)	67,019	102,064	(38,149)	63,915

Totals	$288,531	$(167,665)	$120,866	$277,919	$(147,311)	$130,608

The amortization expense on these intangible assets for the three months ended September 30, 2008 was $9.0 million, of which $4.0 million was included within “cost of license fees” and $1.1 million was included within “cost of messaging”. The amortization expense on these intangible assets for the nine months ended September 30, 2008 was $23.2 million, of which $9.1 million was included within “cost of license fees” and $3.1 million was included within “cost of messaging”. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2008	$30,343
2009	28,162
2010	25,727
2011	20,217
2012	13,184
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill. At September 30, 2008 the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.3 years.
7. Litigation
A former employee, who was terminated as part of position elimination in February 2003, filed a civil action in the Superior Court for the State of California, Alameda County, alleging discrimination on the basis of gender, national origin, and race. The former employee also alleged retaliation for discussing her working conditions with senior managers. The parties were not able to settle the matter, and trial commenced on August 27, 2004. Sybase’s motion for non-suit on the retaliation claim was granted and that claim was dismissed. On October 5, 2004, the jury found in favor of the plaintiff on the remaining claims and awarded her approximately $1,845,000 in damages. Sybase filed a motion to set aside the jury verdict or, in the alternative, for a new trial. The motion also asked the judge to set aside the punitive damage part of the award in the amount of $500,000. On December 7, 2004, the judge issued a decision denying the motion to set the verdict aside and order a new trial, but he did grant that part of the motion asking to set aside the $500,000 punitive damage award, reducing the damage amount to approximately $1,345,000. Additional awards for legal fees and costs amounted to approximately $725,000. All amounts are accruing interest at 10% per annum. Sybase appealed the jury verdict, as well as the fee and cost awards. Plaintiff appealed the non-suit judgment on the retaliation claim and the judge’s decision to grant Sybase’s motion setting aside the $500,000 punitive damages award. The California Court of Appeal issued its opinion on April 18, 2008, in which it reversed the trial judge’s setting aside of the punitive damages, and it remanded the case back to the trial court for the limited purpose of adjusting the attorneys fees award owing to plaintiff in order to take into account time spent by them on the punitive damages issue. In all other aspects, the trial court’s judgment was affirmed by the Court of Appeal. Sybase sought review by the California Supreme Court of the Court of Appeal’s opinion arguing that the Court of Appeal had failed to follow well-established law in making its ruling, and on July 23, 2008, the California Supreme Court agreed to review the Court of Appeal decision. In July 2008 the parties reached a confidential settlement covering all of the Plaintiff’s claims, including claims for attorneys’ fees and interest.
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it requested that any injunction be stayed pending the outcome on appeal), but subsequently withdrew its request for enhanced damages for the time period prior to the verdict. Sybase 365 filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has made the following rulings: i) granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, ii) granted TCS’s motion for pre-judgment interest, at the rate of prime plus 1%, compounded quarterly, iii) granted Sybase 365’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million, iv) denied Sybase 365’s motions for judgment as a matter of law, for reduction of the jury award, and for entry of judgment based on inequitable conduct, and v) denied TCS’s motion for attorneys’ fees. Sybase 365 intends to appeal.
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
For a discussion of risks related to intellectual property rights and certain pending intellectual property disputes, see “Future Operating Results — If third parties claim that the Company is in violation of their intellectual property rights, it could have a negative impact on the Company’s results of operations or ability to compete,” Part II, Item 1(A).
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at September 30, 2008. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. From the program’s inception through September 30, 2008, the Company has used an aggregate total of $767.1 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 42.6 million shares. See Note 14 — - Self-Tender Offer.
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

The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in thousands)	2004	2002	2001	Mobile 365

Restructuring plan
Accrued liabilities at December 31, 2007	$3,069	$5,972	$1,313	$837
Amounts paid	(843)	(1,928)	(375)	(613)
Amounts added/(reversed)	100	(42)		(106)

Accrued liabilities at September 30, 2008	$2,326	$4,002	$938	$118

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
The holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $24.99 per share adjusted conversion price for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended September 30, 2008, the Company’s stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election. See additional discussion related to changes in the conversion value in Note 14 — - Self-Tender Offer.
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $2.0 million for the three months ended September 30, 2008 and 2007, excluding amortization of debt issuance costs totaling $0.5 million for the three months ended September 30, 2008 and 2007. The Company recognized interest expense of $6.0 million for the nine months ended September 30, 2008 and 2007, excluding amortization of debt issuance costs totaling $1.5 million for the nine months ended September 30, 2008 and 2007.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million. The unamortized balance is included in “other assets” in the Company’s consolidated Balance Sheets at September 30, 2008 and December 31, 2007. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. The remaining unamortized offering fees and expenses were $2.7 million and $4.2 million at September 30, 2008 and December 31, 2007, respectively. See Note 12 — Recent Accounting Pronouncements.
11. Income Taxes. The Company’s effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.
The Company’s effective tax rate was approximately 34 percent for the three months ending September 30, 2008. The Company’s effective tax rate for the nine months ending September 30, 2008 was approximately 36 percent. These rates compare to a tax rate of approximately 32 percent and 36 percent for the comparable three and nine month periods in 2007, respectively. The decrease in the tax rate for the third quarter was attributable primarily to a reduction in tax reserves resulting from the expiration of certain statute of limitations.

In 2008, the Company’s effective tax rate for the three and nine month periods differs from the statutory rate of 35 percent primarily due to the impact of state taxes, the addition of tax reserves for uncertain tax positions, and the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset somewhat by the deferral of certain low-tax foreign earnings.

In 2007, the Company’s effective tax rate for the three and nine month periods differed from the statutory rate of 35 percent primarily due to the impact of state taxes, the impact of projected foreign tax losses for which no tax benefit was expected, and the addition of tax reserves for uncertain tax positions, offset somewhat by the deferral of certain low-tax foreign source earnings, the domestic production activities tax deduction, and the expected utilization during 2007 of research credits which previously carried a valuation allowance.
At September 30, 2008, the Company had total net deferred tax assets of approximately $44 million, net of a valuation allowance of approximately $88 million attributable mainly to acquired U.S. federal tax loss carryforwards and state loss and credit carryforwards. The allowance reflects management’s assessment that the Company may not receive the benefit of these carryforwards. While the Company believes its current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that the Company will not realize a greater portion of the net deferred tax assets. The amount of the Company’s valuation allowance may change with future changes in projections of taxable income and other factors that impact the likelihood of realizing its deferred tax assets.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2005. The Company is under U.S. federal tax examination for the years 2006 and 2007. The Company has reached a settlement with the Canadian federal tax authorities for the years 2001 through 2006. Income tax returns filed in certain other foreign jurisdictions and states are under examination. During the nine months ending September 30, 2008, the Company’s unrecognized tax benefits as a result of tax positions taken during 2008 increased by approximately $13 million and its total unrecognized tax benefits affecting the tax rate increased by approximately $11 million. During the next 12 months, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $8 million to $15 million due to tax settlement payments and the expiration of statute of limitations. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations.
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
SFAS 141(R), “Business Combinations”
In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact of the provisions of FAS 141(R).
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact of the provisions of FAS FSP 142-3.
FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the potential impact of the provisions of FAS 157 as it relates to non-financial assets and liabilities.
FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”
On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of September 30, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.
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
13. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective September 30, 2008 the Company adopted FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies the application of SFAS 157 in a market that is not active.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$403,368	—	—	$403,368

Available-for-sale cash investments	59,172	—	$19,348	78,520

Total	$462,540	—	$19,348	$481,888

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
ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by the Company consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. In June, 2008 the credit ratings of four of the ARS were changed from AAA to AA. The credit rating on a fifth ARS was lowered from AA to A. The failed auctions have resulted in higher interest rates being earned on these investments than if the auctions had not failed, but the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until the Company sells the securities in a secondary market which currently does not exist.
In the quarter ended March 31, 2008, the Company concluded that three of the six ARS were other than temporarily impaired and had recorded an impairment loss of $3.3 million in its consolidated statement of operations for the quarter ended March 31, 2008. In the quarter ended June 30, 2008, the Company concluded that the remaining three ARS were also other than temporarily impaired and recorded an impairment loss of $3.0 million in its consolidated statement of operations related to these impairments as well as additional declines in the ARS previously deemed to be other than temporarily impaired. In the quarter ended September 30, 2008, the Company determined that there were additional other than temporary declines in value for each of the six ARS and recorded an impairment loss of $3.3 million in its consolidated statement of operations for the quarter ended September 30, 2008. The determination of whether each ARS is other than temporarily impaired is based on a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these and other factors could result in additional realized impairment losses. Based on the Company’s cash, cash equivalents and cash investment balances of $580.6 million as of September 30, 2008 and expected operating cash flows, the Company does not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business.
The fair values of the ARS as of September 30, 2008 are based on an estimation employing a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The ARS are included in long-term cash investments on the Company’s condensed consolidated balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008 (in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$27,364
Reversal of unrealized loss in accumulated other comprehensive income	1,536
Impairment loss included in interest expense and other, net	(9,552)

Balance at September 30, 2008	$19,348

14. Self-Tender Offer. On February 25, 2008 the Company agreed with one of its stockholders, Sandell Asset Management Corp. (Sandell) to undertake a self-tender offer to purchase $300 million worth of its common stock at a price between $28.00 and $30.00 per share in a modified Dutch auction. On April 15, 2008, the Company completed the self-tender offer and purchased 10.7 million shares of its common stock for a purchase price of $28.00 per share or a total cost of $300 million. The Company also incurred costs of approximately $0.6 million to undertake the self-tender offer. These costs are included in “Cost of treasury stock” in the Company’s consolidated Balance Sheets at September 30, 2008.
As a result of the completion of the self tender, the Conversion Rate for the Notes has been adjusted from 39.6511 shares of the Company’s Common Stock per $1,000 principal amount of Notes to 40.02 shares of the Company’s Common Stock per $1,000 principal amount of Notes.
15. Cable & Wireless Acquisition. On July 4, 2008, the Company acquired the Cable & Wireless international inter-operator Multimedia Messaging Service (MMS) hubbing and Mobile Data Roaming services for a total cash consideration of $26.4 million. The Company’s preliminary purchase price allocation resulted in the Company allocating $15.2 million to customer contracts and relationships with a useful life of 10 years, $1.0 million to developed technology with a useful life of five years and $10.2 million to goodwill. The allocation and final determination of purchase price are subject to change. The Company is awaiting certain third party information to finalize the values of other customer-related and technology-related assets. The mobile data roaming services and MMS hubbing service was integrated into the SY365 segment from July 4, 2008 onward.

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
Executive Overview
Our Business
Sybase is the largest enterprise software and services company exclusively focused on managing and mobilizing information. With our global solutions, enterprises can extend their information securely and make it useful for people anywhere using any device.
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
Our business is organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and Sybase 365, which provides global services for mobile messaging interoperability and the management and distribution of mobile content. For further discussion of our business segments, see Condensed Consolidated Financial Statements, Note 5 — Segment Information, Part I, Item 1.
Our Results
We reported total revenues of $284.0 million for the three months ended September 30, 2008, which represented a $28.7 million (11 percent) increase from total revenues of $255.3 million for the same period last year. The year-over-year increase in revenues for the three-month period was primarily attributable to a $19.7 million (10 percent) increase in the IPG segment and a $9.9 million (28 percent) increase in the Sybase 365 segment.
The increase in IPG revenues was attributable to a 12 percent increase in license revenue and a 9 percent increase in service revenue. The overall increase in IPG license revenue was largely attributable to a 15 percent increase in database license revenues, largely fueled by robust demand for our Adaptive Server® Enterprise (ASE) 15.0 product, and a 23 percent increase in our data liquidity products principally Replication Server. Our Sybase 365 segment continued to see strong growth in messaging volume and greater adoption of messaging as an effective means for enterprises to reach their customers. We believe continued growth in messaging traffic and the adoption of messaging by the enterprise will continue to benefit our Sybase 365 messaging segment.
Revenues within our iAS segment were down slightly (1 percent) resulting from a 6 percent decrease in license revenue, partially offset by a 6 percent increase in service revenue. Our iAS business, most specifically new business, is more sensitive to macroeconomic headwinds and we saw a more difficult selling environment for the business during the third quarter. Notwithstanding the above, our iAnywhere platform continues to garner accolades for its market leadership from the likes of Gartner and IDC. Currently, Sybase is the only vendor to be rated as a leader in three enterprise mobility categories: multi-access gateways, enterprise mobile email, and mobile device management & security. We have also been a long-time leader in the mobile and embedded database market. We believe that as the market leader, we will be in a great position to benefit as the enterprise mobility market picks up.
For the first nine months of fiscal 2008, our total revenues were $826.8 million compared to $730.3 million for the same nine month period in 2007. This $96.5 million overall increase was primarily attributable to a $60.8 million increase in the IPG segment and a $33.5 million increase in the mobile messaging services segment. These increases were attributable to the same general factors that generated our revenue growth in the third quarter.
We reported net income of $34.7 million for the third quarter of 2008, compared to net income of $34.1 million for the same period last year. The increase in our overall net income was driven by greater operating income in our IPG and Sybase 365 business segments, offset by a decline of approximately $6.0 million in other income resulting from a $3.3 million impairment loss taken on certain auction rate securities and lower interest income. Our overall operating margin for the third quarter of 2008 was 18.6 percent compared to 17.5 percent for the same period in 2007. Our revenue growth in both licenses and services drove our improved operating margin.
Our overall financial position remains strong. During the third quarter we generated net cash from operating activities of $53.7 million, and had $583.9 million in cash, cash equivalents and cash investments (including restricted cash) at September 30, 2008. Our days sales outstanding in accounts receivable was 74 days for the quarter ended September 30, 2008 compared to 75 days for the quarter ended September 30, 2007.
During the three months ended September 30, 2008, foreign currency exchange rate changes from the same period last year resulted in approximately $10.8 million (4 percent) increase in our revenues and a $5.6 million (2.5 percent) increase in our operating expenses.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results”.
Business Trends
Our business activity and pipeline was strong in the third quarter of 2008. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful impact on our overall business. We do see some indications that 2009 IT budgets may be constricted for certain companies in the financial services industry where we have a significant market share and presence.
Starting in the fourth quarter, we expect that our year over year revenue and net margin comparisons will be adversely impacted by a significant strengthening of the U.S. dollar against various foreign currencies, most specifically the Euro and other European currencies. We continue to maintain, however, a strong pipeline for enterprise infrastructure products especially continued high demand for ASE. During the quarter we added 229 new ASE customers.
We continue to see a proliferation of enterprise data and customer willingness to invest resources on new data integration initiatives and analytic solutions. These solutions contributed to a year over year increases of 45 percent in license revenue from these products during the first nine months of 2008. Our Replication Server product delivers operational data across complex and broadly distributed heterogeneous data infrastructures in near real time to ensure continuous data availability, operational synchronization and timely reporting. Our IQ product offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. In the second quarter we launched our risk analytics platform (RAP) built on IQ, which is targeted to the financial service industry for risk, trading and compliance analytics. Our pipeline for RAP is building nicely, and we believe it will help contribute to future growth of our IQ product.
With respect to the market for mobility and integration products primarily sold by our iAS segment, we believe these products continue to gain market acceptance and will provide us with growth opportunities in the future. For the remainder of 2008 we are supported by a strong product cycle with our refreshed iAnywhere product platform and see a growing pipeline of OEM opportunities for our embedded database. Further, our pipeline indicates a continuing interest in extending enterprise level data to handheld devices which we believe validates our Unwired Enterprise initiative.
With respect to the market for messaging services sold by our Sybase 365 segment, we believe that our inter-carrier messaging business will see revenue driven by continuing growth in Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and the acquisition of new carriers, especially in new territories. We also believe that enterprises, brands and content providers will focus more of their business towards mobile messaging as an inexpensive means of interacting with their customers on a real time basis. This in turn will drive further growth in the application messaging industry. To handle this demand, we are expanding the capacity of our data centers and disaster-recovery capabilities, adding connectors from our new customers to our network and developing new services.

Moving forward we will continue to manage our operating margin, pursue synergies between our software and messaging businesses, and aggressively pursue our Unwired Enterprise initiative.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that during the first nine months of 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
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
SFAS 141(R), “Business Combinations”
In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For acquisitions occurring both before and after the effective date, changes in valuation allowance for acquired deferred tax assets and changes in acquired income tax positions will be recognized as adjustments to income tax expense. Earlier adoption is not permitted. We are currently evaluating the potential impact of the provisions of FAS 141(R). However, due to the application of FAS 141(R) effective in the first quarter of 2009, tax expense during 2009 will be decreased by any releases of valuation allowance for acquired deferred tax assets but will be increased for any decrease in tax benefits recognized for acquired uncertain tax positions. We are evaluating any potential impact on tax expense from changes in valuation allowances for acquired deferred tax assets. At this time, we do not expect any increase in tax for any decrease in tax benefits recognized for acquired uncertain tax positions. However, our expectation may change based on the outcome of tax examinations.
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of the provisions of FAS FSP 142-3.
FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the potential impact of the provisions of FAS 157 as it relates to non-financial assets and liabilities.
FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”
On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. The FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of September 30, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have a material impact on our consolidated results of operations or financial condition.
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
Results of Operations
Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
License fees by segment:
IPG	$77.1	$68.6	12%	$212.0	$184.1	15%
IAS	23.9	25.3	(6%)	69.4	68.8	1%
SY365	0.0	0.0 *		0.1	0.0	*
Eliminations	(8.1)	(8.8)	(8%)	(20.0)	(21.0)	(5%)

Total license fees	$92.9	$85.1	9%	$261.5	$231.9	13%

Percentage of total revenues	33%	34%		32%	32%
Services by segment:
IPG	$135.2	$124.0	9%	$398.9	$366.0	9%
IAS	19.3	18.3	5%	57.3	52.9	8%
SY365	0.3	0.8	(63%)	1.4	3.3	(58%)
Eliminations	(8.5)	(7.3)	16%	(25.3)	(21.5)	18%

Total services	$146.3	$135.8	8%	$432.3	$400.7	8%

Percentage of total revenues	51%	53%		52%	55%
Messaging by segment:
SY365	$44.8	$34.3	31%	$133.0	$97.7	36%

Total messaging	$44.8	$34.3	31%	$133.0	$97.7	36%

Percentage of total revenues	16%	13%		16%	13%
Total revenues	$284.0	$255.2	11%	$826.8	$730.3	13%

*	Not meaningful
License revenues increased $7.8 million (9 percent) for the three months ended September 30, 2008 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to an $8.5 million (12 percent) increase in IPG license revenues, offset by a $1.4 million (6 percent) decrease in iAS license revenues. The increase in IPG license revenues was driven by a 15 percent increase in database license revenues, namely our IQ and Adaptive Server Enterprise Products, and a 63 percent increase in revenues from our Replication Server. The decrease in iAS license revenues was largely attributable to a 12 percent decrease in revenue associated with our small-footprint database products partially offset by an 11 percent increase in mobile device management solutions.
License revenues increased $29.6 million (13 percent) for the first nine months ended September 30, 2008 compared to the same period last year. The increase in license revenues was primarily attributable to a $27.9 million (15 percent) increase in IPG license revenues. The increase in IPG license fees was driven by a 23 percent increase in database license revenues and a 54 percent increase in Replication Server revenues.
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
Total services revenues (which include technical support, professional services and education) increased $10.4 million (8 percent) and $31.6 million (8 percent) for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. For the three months ended September 30, 2008 the increase in services revenues was primarily due to an $11.2 million (9 percent) increase in IPG service revenues, primarily technical support revenues. For the nine months ended September 30, 2008 the increase in service revenues was primarily due to a $32.9 million (9 percent) increase in IPG service revenues, primarily technical support revenues.
Total technical support revenues increased $28.7 million (9 percent) for the nine months ended September 30, 2008 compared to the same period in 2007. Technical support revenues comprised approximately 80 percent of total services revenues for the nine month period ended September 30, 2008 and 79 percent for the nine month period ending September 30, 2007. Current and long-term deferred revenue balances in the balance sheet relate principally to technical support contracts and decreased $6.3 million (3 percent) from December 31, 2007 to September 30, 2008. This change is comparable to a $1.9 million (1 percent) increase for the same nine month period in 2007 and, after adjustment for changes in currency exchange rates between the periods, follows seasonal patterns.
Professional services increased $2.2 million (9 percent) and $5.2 million (7 percent) for the three and nine month periods ending September 30, 2008, respectively, compared to the same periods in 2007. Education revenues decreased $0.3 million (10 percent) and declined $0.4 million (5 percent) during the three and nine month periods ended September 30, 2008, respectively, compared to the same period in 2007.
Messaging revenues increased $10.5 million (31 percent) and $35.3 million (36 percent) for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. We have experienced a significant increase in the volume of messaging traffic that we deliver. The increase relates to expansion of SMS and MMS messaging by our enterprise customers and subscribers of our domestic and international mobile carriers as well as new revenue from the Cable & Wireless acquisition.
Geographical Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
North American	$142.8	$131.4	9%	$410.6	$386.3	6%
Percentage of total revenues	50%	51%		50%	53%
Total Outside North America	$141.2	$123.8	14%	$416.2	$344.0	21%
Percentage of total revenues	50%	49%		50%	47%
International: EMEA (Europe, Middle East and Africa)	$96.8	$86.4	12%	$292.2	$235.9	24%
Percentage of total revenues	34%	34%		35%	32%
Intercontinental: (Asia Pacific and Latin America)	$44.4	$37.4	19%	$124.0	$108.1	15%
Percentage of total revenues	16%	15%		15%	15%
Total revenues	$284.0	$255.2	11%	$826.8	$730.3	13%

North American revenues (United States, Canada and Mexico) increased $11.4 million (9 percent) for the three months ended September 30, 2008 compared to the same period last year. The increase was primarily due to the $5.7 million (14% percent) increase in license revenue, $2.9 million (4 percent) increase in service revenues, and $2.8 million (26 percent) increase in messaging revenue compared to the same period in 2007. For the nine months ended September 30, 2008, North American revenues increased $24.3 million (6 percent) compared to the same period last year. This was primarily due to an $11.8 million (38 percent) increase in messaging revenue and a $10.7 million (10 percent) increase in license revenue compared to the same period last year.
International revenues comprised 50 percent and 49 percent of total revenues for the three months ended September 30, 2008 and 2007, respectively. International revenues comprised 50 percent and 47 percent of total revenues for the nine months ended September 30, 2008 and 2007, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended September 30, 2008 increased $10.4 million (12 percent) compared to the three months ended September 30, 2007. The increase was due primarily to a $7.1 million (36 percent) increase in messaging revenues and a $4.2 million (10 percent) increase in service revenues, offset by a $2.1 (8 percent) million decrease in license revenue. Messaging and service revenue increases in France, Holland and Germany contributed most to the overall increase. EMEA revenues for the nine months ended September 30, 2008 increased $53.0 million (22 percent) compared to the nine months ended September 30, 2007. The increase was primarily due to a $22.7 million (43 percent) increase in messaging revenues, a $18.6 million (16 percent) increase in service revenues, and a $11.8 million (17 percent) increase in license revenues.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended September 30, 2008 increased $7.0 million (19 percent) compared to the three months ended September 30, 2007. The increase was primarily attributable to a $4.2 million (24 percent) increase in license revenues, and a $3.3 million (22 percent) increase in services revenues, offset by a $0.5 million (11 percent) decrease in messaging revenue. These increases were primarily driven by license and service revenues in Japan and Australia. Revenues for the nine months ended September 30, 2008 increased $15.9 million (15 percent) compared to the nine months ended September 30, 2007. The increase was primarily due to a $7.1 million (14 percent) increase in license revenues, a $8.1 million (18 percent) increase in service revenues, and a $0.8 million (6 percent) increase in messaging revenues.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended September 30, 2008, foreign currency exchange rate changes from the same period last year resulted in an increase of $10.8 million (4 percent) in our revenues and an increase of $5.6 million (2.5 percent) in our operating expenses. During the nine months ended September 30, 2008 foreign currency exchange rate changes from the same period last year resulted in a $44.2 million (6 percent) increase in our revenues and a $24.8 million (4 percent) increase in our operating expenses. The change for the comparable periods was primarily due to the weakness in the U.S. dollar against certain European and Intercontinental currencies.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Cost of license fees	$18.2	$12.7	43%	$47.8	$38.5	24%
Percentage of license fees revenues	20%	15%		18%	17%
Cost of services	$40.2	$38.7	4%	$122.2	$117.0	4%
Percentage of services revenues	27%	28%		28%	29%
Cost of messaging	$28.1	$21.4	31%	$80.6	$59.2	36%
Percentage of messaging revenues	63%	62%		61%	61%
Sales and marketing	$70.3	$64.4	9%	$212.9	$193.9	10%
Percentage of total revenues	25%	25%		26%	27%
Product development and engineering	$37.5	$38.7	(3%)	$109.1	$114.4	(5%)
Percentage of total revenues	13%	15%		13%	16%
General and administrative	$32.8	$31.2	5%	$103.0	$95.4	8%
Percentage of total revenues	12%	12%		12%	13%
Amortization of other purchased intangibles	$3.9	$3.4	15%	$11.0	$10.3	7%
Percentage of total revenues	1%	1%		1%	1%
Cost (Reversal) of restructure	$0.0	$0.0	*	$0.1	$(0.0)	*
Percentage of total revenues	*	*		*	*

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. These costs were $18.2 million and $47.8 million for the three and nine months ended September 30, 2008, up from $12.7 million and $38.5 million for the three and nine months ended September 30, 2007, respectively. Such costs were 20 and 18 percent of license revenues for the three and nine months ended September 30, 2008 as compared to 15 and 17 percent for the same periods in 2007, respectively. The increase in the cost of license fees in absolute dollar amounts was primarily due to an increase in amortization of capitalized software development costs. The amortization of capitalized software development costs was $12.0 million and $32.0 million for the three and nine months ended September 30, 2008 compared to $7.9 million and $24.1 million for the three and nine months ended September 30, 2007, respectively. The increase in capitalized software amortization for the three and nine months ended September 30, 2008 was due to the commencement of amortization of capitalized costs associated with our ASE database and a write-down of $1.8 million related to a liquidity product. The amortization of purchased technology included in cost of license fees was $4.0 million and $9.1 million for the three and nine months ended September 30, 2008 compared to $2.5 million and $7.3 million for the three and nine months ended September 30, 2007. The increase in amortization of purchased technology for the three and nine months ended September 30, 2008 was primarily due to a $1.4 million write-off of certain purchased technologies.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs were $40.2 million and $122.2 million for the three and nine months ended September 30, 2008 as compared to $38.7 million and $117.0 million for the same periods in 2007, respectively. These costs were 27 percent and 28 percent of services revenues for the three and nine months ended September 30, 2008, respectively. This compares with 28 and 29 percent of services revenues for the three and nine months ending September 30, 2007, respectively. The increase in cost of services in absolute dollars for the three and nine months ended September 30, 2008 is primarily due to an increase in payroll and related costs.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three and nine months ended September 30, 2008 totaled $28.1 million and $80.6 million compared to $21.4 million and $59.2 million for the same periods in 2007, respectively. Cost of messaging has increased in absolute dollars as a result of the increased volume of messages delivered. Cost of messaging has increased slightly as a percentage of revenue primarily due to a shift in traffic mix to higher cost services. The amortization of purchased technology was $1.1 million for the three months ended September 30, 2008 and $3.1 million for the nine months ended September 30, 2008. This compares to $0.9 million for the three months ended September 30, 2007 and $2.8 million for the nine months ended September 30, 2007.
Sales and Marketing. Sales and marketing expenses were $70.3 million and $212.9 million for the three and nine months ended September 30, 2008 as compared to $64.4 million and $193.9 million for the same periods last year, respectively. These costs were 25 percent and 26 percent of total revenues for the three and nine month periods ended September 30, 2008 as compared to 25 percent and 27 percent for the same periods ended September 30, 2007, respectively. The increase in sales and marketing expenses in absolute dollars for the three and nine month periods ending September 30, 2008 is due primarily to increases in salaries, benefits and increased commissions associated with increases in license revenues.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $37.5 million and $109.1 million for the three and nine months ended September 30, 2008 as compared to $38.7 million and $114.4 million for the same period last year. These costs were 13 percent of total revenues for the three and nine month periods ending September 30, 2008 as compared to 15 percent and 16 percent of total revenues for the three and nine months ended September 30, 2007, respectively. The decrease in product development and engineering costs in absolute dollars for the three and nine months ended September 30, 2008 is primarily due to an increase in capitalized software costs.
We capitalized approximately $11.7 million and $37.6 million of software development costs for the three and nine months ended September 30, 2008 compared to $10.1 million and $27.2 million for the three and nine months ended September 30, 2007. For the three months ended September 30, 2008, capitalized software costs included costs incurred for efforts associated with options for ASE, SQL Anywhere 11.0, SUP, and Sybase IQ.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $32.8 million and $103.0 million for the three and nine months September 30, 2008 as compared to $31.2 million and $95.4 million for the three months ended September 30, 2007. These costs represented 12 percent of total revenues for the three and nine months ended September 30, 2008 as compared to 12 percent and 13 percent of total revenues for the three and nine months ended September 30, 2007, respectively. The increase in general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2008 was primarily due to additional legal and other professional fees as well as increases in salaries and benefits related to annual performance evaluations and additional headcount.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, of XcelleNet in 2004, of Extended Systems in 2005, of Mobile 365 in 2006, and of Cable & Wireless businesses on July 4, 2008. The increases in amortization of other purchased intangibles for the three and nine month periods ended September 30, 2008 compared to the same period in the prior year are insignificant.
Cost of Restructure. We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses, and recorded acquisition related liabilities when we acquired Mobile 365 and AvantGo. See Note 9 to Condensed Consolidated Financial Statements — Restructuring, Part I, Item I.
Operating Income
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Operating income by segment:
IPG	$52.8	$43.1	23%	$140.2	$108.1	30%
IAS	4.7	7.0	(33%)	12.7	13.9	(9%)
SY365	1.1	0.3	267%	4.1	(2.4)	*
Unallocated costs	(5.7)	(5.8)	(2%)	(16.8)	(18.0)	(7%)

Total operating income:	$52.9	$44.6	19%	$140.2	$101.6	38%

Percentage of total revenues	19%	17%		17%	14%

*	Not meaningful
Operating income was $52.9 million and $140.2 million for the three and nine months ended September 30, 2008 compared to operating income of $44.6 million and $101.6 million for the three and nine months ended September 30, 2007. The increase in operating income for the three and nine months ended September 30, 2008 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note 5 to the Condensed Consolidated Financial Statements — Segment Information, Part I, Item I.
Consolidated operating margins improved to 19 percent and 17 percent for the three and nine month periods ended September 30, 2008 from 17 percent and 14 percent for the same periods in the prior year, respectively. The increases in operating margin are primarily due improvements in operating margin of each segment discussed below.

The operating margin for the IPG segment was 25 percent and 23 percent for the three and nine months ended September 30, 2008 compared to 22 percent and 20 percent for the three and nine months ended September 30, 2007. The increase in operating margin in the IPG segment for the three and nine months ended September 30, 2008 was primarily due to IPG revenue increasing at approximately twice the rate of IPG expenses. The increase in revenue for the three and nine months ended September 30, 2008 is primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating margin for the iAS segment was 11 percent and 10 percent for the three and nine months ended September 30, 2008 compared to 16 percent and 11 percent for the same periods in 2007, respectively. The decrease in iAS segment operating margin was primarily due to the write-down of certain purchased technologies during the three months and nine months ended September 30, 2008 compared with the same period in 2007. Until December 31, 2007, AvantGo results were reported as part of the iAS segment. Commencing on January 1, 2008, AvantGo is a part of the SY365 segment. We have restated all earlier periods reported to reflect this segment change.
The operating margin for the Sybase 365 segment for the three and nine month periods ended September 30, 2008 was 2 percent and 3 percent compared to 1 percent and a negative 2 percent for the same periods in 2007, respectively.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and nine month periods ended September 30, 2008 consisted primarily of stock-based compensation expenses.
During the three and nine months ended September 30, 2008, foreign currency exchange rate changes from the same periods last year resulted in $5.1 million and $19.4 million improvement in operating profits, respectively.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Interest income	$5.8	$9.0	(36%)	$19.9	$25.0	(20%)
Percentage of total revenues	2%	4%		2%	3%
Interest expense and other, net	$(6.1)	$(3.3)	85%	$(17.5)	$(9.1)	92%
Percentage of total revenues	(2%)	(1%)		(2%)	(1%)
Minority interest	*	*	*	*	*	*
Percentage of total revenues	*	*		*	*

*	Not meaningful
Interest income decreased to $5.8 million and $19.9 million for the three and nine months ended September 30, 2008 compared to $9.0 million and $25.0 million for the same periods last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three and nine month periods in 2008 is due to a decrease in the cash balances invested along with a decrease in the effective interest rates earned on such cash balances. Our invested cash balances decreased as a result of our $300 million repurchase of 10.7 million shares of common stock during April, 2008 offset by cash provided from operations.
Interest expense and other, net, primarily includes: impairment charges related to investments in auction-rate securities (ARS); interest expense on convertible subordinated notes which bear interest at 1.75 percent; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; and bank fees. Interest expense and other, net was an expense of $6.1 million and $17.5 million for the three and nine months ended September 30, 2008 as compared to expense of $3.3 million and $9.1 million for the three and nine months ended September 30, 2007. The increase in interest expense and other, net in the third quarter of 2008 compared to the same quarter in 2007 is primarily due to the impairment loss associated with our investment in auction rate securities of $3.3 million and $9.6 million for the three and nine months ended September 30, 2008, respectively.
In the quarter ended September 30, 2008, we recorded an impairment loss of $3.3 million in the consolidated statement of operations related to additional declines determined in accordance with FAS 157, “Fair Value Measurements”, in ARS previously deemed to be other than temporarily impaired. Our year-to-date impairment losses for ARS total $9.6 million. ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. In September, 2008 the credit ratings of four of the ARS were changed from AAA to AA. The credit rating on a fifth ARS was lowered from AA to A. The failed auctions have resulted in higher interest rates being earned on these investments than if the auctions had not failed, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist.
In determining whether each ARS was other than temporarily impaired we considered the guidance provided by FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and related guidance. This guidance specified that we consider a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these and other factors could result in additional realized impairment losses. Based on our cash, cash equivalents and cash investment balances of $580.6 million as of September 30, 2008 and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS will adversely affect our ability to conduct business.
Notwithstanding our valuation of the securities in accordance with FAS 157 and our determination that these securities were other than temporarily impaired in accordance with FAS 115, we have both the intent and ability to hold these securities until a reasonable market returns. Accordingly, while the current valuation of these securities follows GAAP, management believes that it is quite possible that the proceeds we receive on the ultimate liquidation of the securities will be higher then their current recorded value.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$17.9	$16.2	10%	$51.3	$42.2	22%
Our effective tax rate was approximately 34% for the three months ending September 30, 2008. Our effective tax rate for the nine months ending September 30, 2008 was approximately 36%. These rates compare to a tax rate of approximately 32 percent and 36 percent for the comparable three and nine month periods in 2007, respectively. The decrease in the tax rate for the third quarter was attributable primarily to a reduction in tax reserves resulting from the expiration of certain statute of limitations.
Our effective tax rate for the quarter and year differs from the statutory rate of 35 percent primarily due to the impact of state taxes, the addition of tax reserves for uncertain tax positions, and the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset somewhat by the deferral of certain low-tax foreign earnings.
In 2007, our effective tax rate for the quarter and year differed from the statutory rate of 35 percent primarily due to the impact of state taxes, the impact of projected foreign tax losses for which no tax benefit was expected, and the addition of tax reserves for uncertain tax positions, offset somewhat by the deferral of certain low-tax foreign source earnings, the domestic production activities tax deduction, and the expected utilization during 2007 of research credits which previously carried a valuation allowance.
At September 30, 2008, we had total net deferred tax assets of approximately $44 million, which included a valuation allowance of approximately $88 million attributable mainly to acquired U.S. federal tax loss carryforwards and state loss and credit carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of these carryforwards. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. The amount of our valuation allowance may change with future changes in projections of taxable income and other factors that impact the likelihood of realizing our deferred tax assets. See Condensed Consolidated Financial Statements, Note 11 — Income Taxes.
Net Income Per Share
(Dollars and shares in millions, except per share data)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Net income	$34.7	$34.1	2%	$91.3	$75.3	21%
Percentage of total revenues	12%	13%		11%	10%
Basic net income per share	$0.44	$0.38	16%	$1.10	$0.83	33%
Diluted net income per share	$0.40	$0.37	8%	$1.01	$0.81	25%

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Shares used in computing basic net income per share	79.2	89.7	(12%)	82.9	90.6	(8%)
Shares used in computing diluted net income per share	86.5	91.7	(6%)	90.0	92.7	(3%)

*	Not meaningful
We reported net income of $34.7 million and $91.3 million for the three and nine months ended September 30, 2008 compared to net income of $34.1 million and $75.3 million for the same periods last year. The increase in net income for the three and nine months ended September 30, 2008 is due to the various factors discussed above.
Basic net income per share was $0.44 and $1.10 for the three and nine months ended September 30, 2008 as compared to $0.38 and $0.83 for the same periods in 2007. Diluted net income per share was $0.40 and $1.01 for the three and nine months ended September 30, 2008 as compared to $0.37 and $0.81 for the same periods in 2007.
Shares used in computing basic and diluted net income per share decreased 12 percent and 6 percent, respectively, for the three months ended September 30, 2008 as compared to the same period in 2007. For the nine months ended September 30, 2008, shares used in computing basic and diluted net income per share decreased 8 percent and 3 percent, respectively, as compared to the same periods in 2007. The decreases were due primarily to shares repurchased in accordance with a self-tender offer to repurchase $300 million of common stock offset somewhat by the exercises of employee stock options and increases in shares that may be issued to holders of our convertible debt.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $24.99 per share, the adjusted conversion price. In the third quarter of 2008, the average of the high closing prices during a specified number of trading days exceeded the $24.99 threshold. As a result, approximately 4.7 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding, resulting in an impact of approximately two cents to our diluted earnings per share. See Note 10 to Condensed Consolidated Financial Statements — Convertible Subordinated Notes; Part I, Item I.
Liquidity and Capital Resources
(Dollars in millions)

	Nine Months Ended
	September 30,		Percent
	2008	2007	Change
Working capital	$451.4	$537.9	(16%)
Cash and cash equivalents	$558.7	$453.1	23%
Net cash provided by operating activities	$211.0	$170.6	24%
Net cash provided by (used for) investing activities	$8.4	$(25.9)	*
Net cash provided by (used for) financing activities	$(244.8)	$(66.6)	268%

*	Not meaningful
Our business activity and pipeline was strong in the third quarter of 2008. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful impact on our business. We do see some indications that 2009 IT budgets may be constricted for certain companies in the financial services industry where we have a significant market share and presence.
At September 30, 2008 our cash, cash equivalents and cash investments, excluding restricted cash totaled $580.6 million, a $154.3 million decrease from December 31, 2007. Revaluation of cash denominated in currencies other than US dollars had a negative impact on cash of $40.1 million during the quarter ended September 30, 2008. While we generated $211.1 million in cash from operations during the nine months ended September 30, 2008 the decline primarily relates to our $300 million self-tender offer completed in the second quarter. Our days sales outstanding in accounts receivable was 74 days for the quarter ended September 30, 2008 compared to 75 days for the quarter ended September 30, 2007.
Net cash provided by investing activities was $8.4 million for the nine months ended September 30, 2008 compared to a $25.9 million use of cash for the nine months ended September 30, 2007. The shift from cash used for investing activities to cash provided by investing activities is primarily due to a decline in purchases of cash investments during the nine months ended September 30, 2008.
Net cash used for financing activities was $244.8 million for the nine months ended September 30, 2008 compared to a $66.6 million use of cash for the nine months ended September 30, 2007. The increase in cash used for financing activities is primarily due to a $300.1 million increase in the repurchase of our common stock during the nine months ended September 30, 2008.

Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through September 30, 2008, aggregate amounts purchased under the Stock Repurchase Program totaled $767.1 million. During the nine months ended September 30, 2008, we repurchased 6,000 shares at a cost of $0.1 million compared to 3.8 million shares at a cost of $91.4 million during the nine months ended September 30, 2007.
On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $82.9 million remained available in the Stock Repurchase Program at September 30, 2008.
On April 15, 2008, we completed a self-tender offer using a modified Dutch auction process and purchased 10.7 million shares of our common stock for $28 per share at a total cost of $300 million.
On July 4, 2008 we acquired certain businesses from Cable and Wireless (see Note 6 “Goodwill and Intangible Assets” and Note 15 “Cable & Wireless Acquisition”). Except for the matters noted above, there have been no other significant changes to the other contractual obligations we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
At September 30, 2008 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and investments or incur additional debt to fund such activities in the future.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2008, we had identifiable net assets totaling $288.9 million associated with our European operations and $54.1 million associated with our Asia and Latin American operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors (see “Qualitative and Quantitative Disclosure of Market Risk,” Part I, Item 3).
Long-term Cash Investments and Auction-Rate Securities
As of September 30, 2008, long-term cash investments totaling $19.3 million include six auction rate securities (ARS) with an aggregate par value of $28.9 million. As of September 30, 2008, the other-than-temporary impairment associated with these six ARS represented an aggregate par value of $19.3 million totaled $9.6 million.
ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. In June 2008, the credit ratings of four of the ARS were changed from AAA to AA. The credit rating on a fifth ARS was lowered from AA to A. The failed auctions have resulted in higher interest rates being earned on these investments than if the auctions had not failed, but the investments currently lack short-term liquidity. We will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a secondary market which currently does not exist.
In the quarter ended March 31, 2008, we concluded that three of the six ARS were other than temporarily impaired and had recorded an impairment loss of $3.3 million in our consolidated statement of operations for the quarter ended March 31, 2008. In the quarter ended June 30, 2008, we concluded that the remaining three ARS were also other than temporarily impaired and recorded an impairment loss of $3.0 million in our consolidated statement of operations related to these impairments as well as additional declines in the ARS previously deemed to be other than temporarily impaired. In the quarter ended September 30, 2008, we determined that there were additional other than temporary declines in value for each of the six ARS and recorded an impairment loss of $3.3 million in our consolidated statement of operations. In determining whether each ARS is other than temporarily impaired we considered the guidance provided by FAS 115, “Accounting for Cetrain Investments in Debt and Equity Securities” and related guidance. This guidance specified that we consider a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these and other factors could result in additional realized impairment losses. Based on our cash, cash equivalents and cash investment balances of $580.6 million as of September 30, 2008 and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS will adversely affect our ability to conduct business.

Notwithstanding our valuation of the securities in accordance with FAS 157 and our determination that these securities were other than temporarily impaired in accordance with FAS 115, we have both the intent and ability to hold these securities until a reasonable market returns. Accordingly, while the current valuation of these securities follows GAAP, management believes that it is quite possible that the proceeds we receive on the ultimate liquidation of the securities will be higher then their current recorded value.

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in interest expense and other, net. The unrealized gain (loss) on the outstanding forward contracts as of September 30, 2008 was immaterial to our consolidated financial statements. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee the impact of currency fluctuations will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the less than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Neither realized nor unrealized gains and losses at September 30, 2008 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at September 30, 2008 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. Our financial forecasts are based on aggregated internal sales forecasts which may incorrectly assess our ability to complete sales within the forecast period, due to competitive pressures, economic conditions or reduced information technology spending. In our past experience IPG and iAS revenues in the fourth quarter benefit from large enterprise customers placing orders before the expiration of budgets tied to the calendar year, however, in the fourth quarter of 2008 we are not anticipating that year end spending related to budgets will be as robust as it has been in prior years. As a result, revenues from license fees tend to decline from the fourth quarter of one year to the first quarter of the next year. In the past, this seasonality has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuations in our operating results may contribute to volatility in our stock price.
Economic and credit market conditions in the U.S. and worldwide could adversely affect our revenues.
Our revenues and operating results depend on the overall demand for our products and services. Our revenues for the quarter ending September 30, 2008 exceeded revenues for the quarter ending September 30, 2007 by 11 percent. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth. Continued weakness in the credit markets and financial services industry may also impact our revenues. While we have not noted significant change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry, including from consolidation in the financial services industry, would adversely affect our revenues and operating results.

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
System failures, delays, insufficient capacity and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.
The success of Sybase 365 is highly dependent on its ability to provide reliable services to customers. These operations could be interrupted by any damage to or failure of, or insufficient capacity of, computer hardware, software or networks utilized or maintained by us, our customers, or suppliers. Additionally, the failure of, or insufficient capacity of our connections and outsourced service arrangements with third parties could interrupt our services and materially adversely impact our financial performance and relations with customers, including causing liability to our customers.
Sybase 365’s systems and operations may also be vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, natural disasters, interruption of service due to potential facility migrations, computer viruses or software defects, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events and errors by our employees or third-party service providers. As use of Sybase 365’s services increases, we must continue to expand and upgrade our systems and operations. If we do not accurately project the need for expansions and upgrades to our operations and perform such expansions and upgrades in a timely manner, our services could fail or be interrupted.
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
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of September 30, 2008, we had approximately $541.5 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
Competition and industry consolidation in the mobile messaging market have resulted in pricing pressure, which we expect to continue in the future. This pricing pressure could cause large reductions in the selling price of our services. For example, consolidation in the wireless services industry could give our customers increased transaction volume leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. Pricing pressure may also arise from wireless carriers increasing the cost of access to their services and networks, if we are unable to pass these costs on to our customers. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.
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
As of September 30, 2008 we had an aggregate par value of $28.9 million invested in six auction rate securities (ARS). The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgages, mortgage related securities or credit default swaps. As of September 30, 2008, the other-than-temporary impairment associated with these ARS totaled $9.6 million.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $119 million through September 30, 2008. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the third quarter of 2008, revenues outside North America represented 50 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our international operations also require that we comply with, and could have liabilities due to, US laws that may not apply to companies that operate only in the United States, including the Foreign Corrupt Practices Act and export control laws. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, rapid growth in other markets, the strength of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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
The holders may convert the notes into the right to receive the conversion value (i) when our stock price exceeds 130% of the $24.99 per share adjusted conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (ii) in certain change in control transactions, (iii) if the notes are redeemed by us, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended September 30, 2008, our stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.
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
The conversion feature of the notes also serves to reduce our diluted net income per share. In periods when our stock price exceeds the notes’ $24.99 per share adjusted conversion price, we must include the shares that may be issued to the holders of the notes in the shares included in our diluted net income per share. In the third quarter of 2008, approximately 4.7 million shares were assumed to be converted and included in the calculation of fully diluted shares outstanding, resulting in an impact of approximately two cents per share to our diluted earnings per share. The reduction in our diluted earnings per share attributable to shares attributable to the assumed conversion of the notes may adversely impact the market price of our common stock.
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
As of September 30, 2008, we had identified net assets totaling $288.9 million associated with our EMEA operations, and $54.1 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
Insufficient protection for our intellectual property rights may have a material adverse effect on our results of operations or our ability to compete.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2008, the Company did not make repurchases of its Common Stock.

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

November 7, 2008	SYBASE, INC.
	By:	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KEITH JENSEN
Keith Jensen
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002