Form 10-K
period 2008-12-31
SYBASE INC
filed 2009-02-27
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐     No ☑
     As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,331,561 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009

Common Stock, $.001 par value per share	81,021,153 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2008 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2009 (Proxy Statement)	Part III

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include global economic and credit market conditions; software industry sales trends; customers willingness to renew their technical support agreements; market acceptance of the Company’s products and services; possible disruptive effects of organizational or personnel changes; shifts in our business strategy; interoperability of our products with other software products; system failures or other issues that impact our ability to deliver mobile messages; the success of certain business combinations engaged in by us or by competitors; political unrest or acts of war; customer and industry analyst perception of the Company and its technology vision and future prospects; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and “MD&A — Future Operating Results,” Part II, Item 7 of this Annual Report on Form 10-K.
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
Sybase, Adaptive Server Enterprise, Advantage Database Server, Afaria, Avaki, AvantGo, Extended Systems, Financial Fusion, iAnywhere, iAnywhere Solutions, Information Anywhere, Information Anywhere Suite, Mirror Activator, Mobile 365, PowerBuilder, PowerDesigner, RAP — The Trading Edition, Remoteware, Replication Server, SQL Anywhere, Sybase 365, XTNDConnect, XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I
ITEM 1. BUSINESS
With 2008 annual revenue exceeding $1.1 billion dollars, Sybase is the only global enterprise software and services company exclusively focused on managing and mobilizing information. With our global solutions, enterprises can extend their information securely and make it useful for people anywhere using any device. Sybase’s vision is to enable the Unwired Enterprise, where business-critical information can be securely moved back and forth from the data center to the end device, and delivered to the right person anytime, anywhere. Sybase solutions, combined with our global access and network, allow enterprises unparalleled reach to the broadest base of users and subscribers.
Sybase delivers mission-critical enterprise software to manage, analyze and mobilize information. We are globally recognized as a performance leader, proven in the most data-intensive industries and across all systems, networks and devices. Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991.
During 2008, our business was organized into three principal operating segments, Infrastructure Platform Group (IPG), iAnywhere Solutions (iAS) and Sybase 365 (Sybase 365). Below is a brief description of the business of each division:
          • Infrastructure Platform Group (IPG) focuses on software infrastructure for managing and analyzing information. IPG offers two lines of enterprise class data servers: Adaptive Server® Enterprise (ASE) a relational database management system for mission-critical transactions and Sybase IQ, a specialized column-based analytics server for business intelligence applications such as accelerated reporting, advanced analytics and analytics services. IPG also produces solutions for data movement including the Sybase Replication Server® and the Sybase Mirror Activator™ for disaster recovery. IPG products also include PowerDesigner®, a leading modeling tool, and PowerBuilder®, a leading Rapid Application Development (RAD) tool. IPG also offers vertical information management solutions for financial services. Sybase RAP — The Trading Edition is a unified market analytics platform that lets capital markets firms make better trading and portfolio decisions across the trade lifecycle. IPG also offers a line of products that enable banks to provide account access and payment initiation on behalf of their consumer, small business and corporate clients over the internet. During 2008, the products of IPG accounted for approximately 72 percent of our license revenue.
          • iAnywhere Solutions (iAS) enables success at the front lines of business. iAS holds worldwide market leadership positions in mobile device management, wireless email, mobile middleware platforms, database and synchronization, and Bluetooth and infrared protocol technologies. Tens of millions of mobile devices, millions of subscribers, and 20,000 customers and partners rely on iAS’s “Always Available” technologies, including Sybase Unwired Platform, SQL Anywhere®, Afaria® and iAnywhere Mobile Office. The products of iAS accounted for approximately 28 percent of our license revenue in 2008.
          • Sybase 365 is the world leader in mobile messaging services. Sybase 365 services range from SMS (Short Messaging Service), MMS (Multimedia Messaging Service), GRX (GPRS Roaming Exchange) mobile messaging interoperability to mobile content delivery and mobile commerce services, for operators, brands and content providers, enterprises and financial institutions. Sybase 365 delivers advanced mobile services to its customers by addressing the inherent complexities of the wireless ecosystem: incompatible networks, messaging protocols, handsets, and billing systems. Sybase 365 holds worldwide market leadership positions in inter-operator messaging, mobile commerce and enterprise messaging. In order to deliver services, Sybase 365 utilizes an operator-grade, secure messaging platform connected via a global private network of IP and SS7 connections to more than 700 mobile operators worldwide. Sybase 365 offers customers unparalleled subscriber reach (more than three billion mobile subscribers) supported by high quality of service and worldwide message delivery, billing, and settlement capabilities.
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
To enable the Unwired Enterprise, Sybase offers a cohesive platform that leverages our core strength in data management, analytics, market leading mobile solutions and operator-grade network infrastructure. This platform provides unique opportunities for Sybase to deliver ongoing value to the enterprise market, while at the same time addressing emerging high-growth markets, such as analytics, mobile banking and mobile commerce leveraging Sybase’s global enterprise reach and mobile messaging capabilities.
CUSTOMERS
Our customers are primarily Fortune 1000 companies in North America and their equivalents around the globe. No single customer accounted for more than 10 percent of total revenues during 2008, 2007 or 2006. In 2008 our customers included:
•	A large digital advertising network uses Sybase ASE Cluster Edition to ensure continuous availability across high-demand systems and to provide cost-efficient consolidation of its data center. Using Sybase ASE Cluster Edition, this customer can now easily manage its environment using virtual resource management technology to provide expected service levels.

•	One of the world’s largest medical device companies developed a sales force automation solution using Sybase. The company supplies thousands of field representatives with a complete mobility solution that includes Sybase’s device management, security, mobile database and data synchronization technology. The company chose Sybase to support the daily operations requirements of the sales force and to enable it to scale this foundation for future requirements.

•	A global financial services company uses Sybase RAP — The Trading Edition to execute its long-term strategic trading mission. To take this long-view, this bank gathers vast amounts of trade data for ongoing analysis. With Sybase RAP — The Trading Edition, this trading operation can process enough data in real-time to support its model development and validation to make smart, profitable decisions.

•	A bank-owned entity processing billions of credit card transactions uses Sybase IQ to manage its massive data loads and to provide real-time performance insights to the organization. With Sybase IQ, complex, ad hoc queries rapidly supply on-demand information to users and houses more archive data cost-effectively.

•	India’s leading power utility uses Sybase 365 SMS messaging service to offer two-way mobile utility services to its customers, enhancing its CRM processes. Providing SMS connectivity, Sybase empowers utility customers to take advantage of a variety of services via SMS, including: receipt of their electricity bill, billing alerts, disconnection alerts, and alerts of power shutdowns before they occur, and service issue tracking. The utility now has a cost effective and efficient way to update its customers on any reported faults, and to minimize inbound and outbound calls to its call center

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
Infrastructure Platform Group (IPG)
Sybase Adaptive Server Enterprise (ASE) is a powerful data management platform for high performance business applications especially in large database, high-transaction, mission-critical environments. Sybase ASE combines a low total cost of ownership with excellent reliability, security, and scalability. Sybase ASE 15 key features include patented encryption, partitioning for scalability and new patent-pending query technology for “smarter” transactions, increased performance and enhanced support for unstructured data management. Sybase ASE Cluster Edition combines the benefits of ASE with support for continuous availability on a system comprising of multiple machines connected in a cluster.
Sybase IQ is a column-oriented analytics server optimized for outstanding query performance for high volumes of both structured and unstructured data in business intelligence applications such as accelerated reporting, advanced analytics and analytics services. Sybase IQ, which holds the record for the world’s largest data warehouse at one petabyte of data, improves analytic performance by up to 100x over traditional solutions while lowering storage and maintenance costs.
Sybase RAP — The Trading Edition™ is a unified market analytics platform that lets capital markets firms make better trading and portfolio decisions across the trade lifecycle. From better model development to real-time trade and risk analytics to multi-year historical quantitative analysis, Sybase RAP is optimized to support the most demanding analytics requirements. It supports and integrates trade processing applications, such as risk management and algorithmic trading, throughout the trade life-cycle. Sybase RAP enables customers to respond more quickly to market events and increases real-time decision making capability.
Sybase Replication Server® is a premier data movement product that supports multiple data management platforms including Sybase ASE, Oracle, Microsoft, IBM DB2 and mainframes. It provides bi-directional, heterogeneous distribution, consolidation and synchronization of data across the enterprise. The product supports a number of uses such as reporting without impacting operational systems, data distribution and consolidation for workload management and business continuity.
Sybase Mirror Activator is a disaster recovery solution that improves the economics of high-end storage replication systems by reducing network costs, accelerating recovery time and guaranteeing data integrity. It also extends the usefulness of standby systems by utilizing them for reporting and decision support.
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
Sybase Financial Fusion Banking Solutions enable financial institutions to offer multiple-delivery channel support to their consumer, small business, and large corporate clients. Features include account access, banking, cash management services, imaging, bill payment and presentment, customer care, and mobile banking application support.
iAnywhere Solutions (iAS)
SQL Anywhere is an industry leading mobile and embedded solution providing data management and data synchronization technologies that operate in frontline environments without onsite IT support. It offers enterprise-caliber features in databases that are easily embedded and widely deployed in server, desktop, remote office and mobile application environments. SQL Anywhere data synchronization technologies extend information in corporate applications and enterprise systems to databases running in frontline environments.
Advantage Database Server™ provides both ISAM table-based and SQL-based data access, enabling application developers to easily chart a growth path for legacy database applications to today’s modern techniques.
Afaria is frontline management software that allows companies to centrally manage and secure devices used by workers at the front lines of business, such as sales people and service technicians. Afaria goes beyond traditional systems management software to help companies secure devices, automate processes and manage software, content and data whenever workers have a connection. Afaria supports a broad range of frontline devices, including handhelds, smart phones, laptops and tablets.
iAnywhere Mobile Office is a flexible and powerful solution that lets enterprises securely extend email and business processes to mobile workers. It combines rich infrastructure support with enhanced on-device security, usability and performance. iAnywhere Mobile Office offers key features that provide the foundation for a company’s “mobile inbox of the future,” that enables the ability to take action on time-sensitive business processes, such as approving purchase orders or submitting reports, all through a single, secure mobile email client
Sybase Unwired Platform is a mobile enterprise application platform that simplifies the development, deployment and management of mobile enterprise applications. It addresses the difficult mobile application challenges of back office integration, secure access for mobile devices into the enterprise, reliable push data synchronization, and support for multiple device types.
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
Sybase 365
Operator Services are focused on SMS, MMS and GRX (data roaming) messaging interoperability between mobile operators worldwide. Sybase 365 is a global leader in interoperability services. Messages are delivered through a secure operator-grade messaging platform, with advanced protocol conversion, routing, queuing, and transcoding capabilities. Sybase 365 interoperability service reaches over 700 mobile operators, with over 300 direct two-way SMS destinations — greatly simplifying the deployment and delivery of inter-operator messaging over incompatible networks, protocol stacks, and handsets. Services include robust traffic analysis and detailed reporting and statistics.
Enterprise Services Sybase 365 is the premier provider of mobile services for enterprises, brand and content providers, enabling customers to monetize premium mobile content and deliver interactive services, mobile advertising and mobile marketing campaigns globally. A high volume delivery infrastructure ensures messages, content and applications get delivered by SMS and MMS regardless of their final destination. Services include MMS 365, content delivery gateway to send and receive MMS from multiple sources; application and content management, mobile advertising services, global billing, settlement, reporting and analysis.
mBanking Services Sybase 365 is at the forefront of mobile banking, with the only product that offers a single connection to complete, multi-channel mobile banking solutions with SMS, mobile browser, and rich-client on a single platform. Multi-channel support, universal alerts engine, unique interactive natural language — intelligent SMS — banking and built-in operator connectivity, enable financial institutions to launch mbanking services quickly and easily. Sybase is a trusted partner for some of the world’s biggest banks with over 20 years experience in providing integrated services to more than 200 of the world’s leading financial institutions. Coupled with Sybase 365’s mobile banking expertise as the leading provider of mobile services (SMS, MMS) for financial corporations worldwide, Sybase 365 is uniquely placed to enable banks to realize the potential of mobile banking.
AvantGo® is a free, ad-supported service that delivers rich, personalized mobile websites to smartphones, PDAs, and mobile browsers. Today, major brands and media publishers, including Dell, CNET, Rolling Stone and The New York Times, leverage AvantGo to target a highly desirable demographic of registered users with mobile content and mobile advertising. AvantGo offers the convenience of anywhere, anytime access, seamlessly supporting both wireless and “sync and go” connectivity.
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
Sybase 365 operates two 24x7x365 Network Operations Centers (NOCs), one in Singapore and the other in the United States. The NOCs monitor our messaging service infrastructure, direct and monitor global maintenance and repair activities, and provide direct technical support to our customers. Additionally, Sybase 365 maintains two 24x7x365 customer care facilities, one in Dublin, Ireland and one in Mumbai, India, that supports customer requests and services inquiries in 6 languages (English, French, Italian, Spanish, German and Mandarin).

Consulting. The Sybase Professional Services (SPS) organization offers customers comprehensive consulting, education and integration services designed to optimize their business solutions using both Sybase IPG, iAS products, Sybase mBanking 365 and non-Sybase products. Service offerings include assistance with data and system migration, custom application design and development, implementation, performance improvement, knowledge transfer and system administration.
Education. We provide a broad education curriculum allowing customers and partners to increase their proficiency in our IPG and iAS products. Basic and advanced courses are offered at Sybase education centers throughout North America, South America, Europe, and Asia Pacific (including Australia and New Zealand). Specially tailored customer classes and self-paced training are also available. A number of our distributors and authorized training providers also provide education in our products
SALES AND DISTRIBUTION
Licensing and Services Model. Consistent with software industry practice, we do not sell or transfer title to our IPG and iAS software products to our customers. Instead, customers generally purchase non-exclusive, nontransferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers and/or cpu’s, and the type of operating system. License fees range from several hundred dollars for single user desktop products to several million dollars for solutions that can support hundreds or thousands of users. We also license many of our products for use in connection with customer applications on the Internet. Our products and services are offered in a wide variety of configurations depending on each customer’s needs and hardware environment. In the case of Sybase 365, we sell hosted, turn-key messaging solutions where revenue is generated primarily on a per message or transactional basis.
Distribution Method. Sybase products and services are sold through our direct sales organizations and our indirect IPG and iAS sales channels. “Indirect sales channels” include value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and international distributors and resellers.
International Business. In 2008, 50 percent of our total revenues were from operations outside North America, with operations in EMEA (Europe, Middle East and Africa) accounting for 35 percent, and operations in our Intercontinental region (Asia Pacific and Latin America) accounting for 15 percent. Most of our international sales are made by our foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our IPG and iAS products through distributors and other resellers throughout the world. A summary of our geographical revenues is set forth in “MD&A — Geographical Revenues,” Part II, Item 7, and Note Ten to Consolidated Financial Statements, Part II, Item 8. For a discussion of the risks associated with our foreign operations, see “Risk Factors — Future Operating Results — We are subject to risks arising from our international operations,” Part I, Item 1 (A).
INTELLECTUAL PROPERTY RIGHTS
We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of February 1, 2009, we had 184 issued patents (148 U.S. and 36 non-U.S.) that expire approximately 20 years from the date they were filed. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide us with significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “Risk Factors — Future Operating Results — Insufficient protection for our intellectual property rights may have a material adverse affect on our results of operations or our ability to compete” and “If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete,” Part I, Item 1(A).

RESEARCH AND DEVELOPMENT
Since inception, we have made substantial investments in software research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2008, our investment in research and product development generated expenses of $146.9 million, or 13 percent of our total revenue. These amounts compared to $152.6 million and 15 percent in 2007 and $149.5 million and 17 percent in 2006. In addition, our capitalized software costs were $50.7 million and $36.4 million in 2008 and 2007, respectively. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “Risk Factors — Future Operating Results — The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position” and “We may not receive significant revenues from our current research and development efforts for several years, if at all,” Part I, Item 1(A).
COMPETITION
The market for our products and services is extremely competitive due to various factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and the trend toward consolidation of companies within the telecommunications and software industries.
Principal competitors to IPG vary by product type.
          Information Management Products. Principal competitors to our Information Management Products include Oracle, IBM and Microsoft. We also compete with specialized vendors such as Teradata, Netezza, and Vertica in data warehousing; Informatica, GoldenGate Software, and Composite Software in data integration; and CA in modeling.
          Financial Fusion Products: Principal competitors for our banking solutions include Fiserv: Checkfree, Metavante, Intuit: Digital Insight, S1, Fidelity Information Services, Online Resources, and ACI.
Principal competitors to iAS vary by product type.
          Mobile and Embedded Database Products. Principal competitors to our mobile and embedded database products include Pervasive Software, Progress Software, Intersystems, Sun, IBM and Oracle.
          Mobile Middleware and Device Management Products. Principal competitors to our mobile middleware products include IBM, Research in Motion and Microsoft and a host of numerous small vendors. For mobile device management and security products, we compete with Microsoft, Symantec, Check Point, Credant, Mformation Technologies and Trust Digital.
Principal competitors to Sybase 365 vary by service.
          Operator Services. Principal competitors to our interoperability services include VeriSign, Syniverse, Aicent, Iris and Belgacom. While the industry is highly competitive, we and others may “peer” from time to time in order to provide more ubiquitous coverage to our customers.
          Enterprise Services. Principal regional competitors to our content aggregation and enterprise messaging services include mBlox, NetSize, VeriSign via its mQube and 3United acquisitions and Amdocs through its OpenMarket division.
          mBanking. Principal regional competitors to our mBanking products include Clairmail, mFoundary, mShift, Firethorn, Monetize and Yodlee

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
EMPLOYEES
As of February 1, 2009, Sybase and its subsidiaries had approximately 3,995 regular employees. For information regarding our executive officers, see “Directors, Executive Officers of Registrant and Corporate Governance,” Part III, Item 10.
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
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no software license backlog, and quarterly license revenues for our IPG and iAS businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. Although many of our customers are larger enterprises, a trend toward more conservative IT spending and continued weakness in the economic and capital markets could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the second quarter of 2007 when we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, but resulted in better terms for us.
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

In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. Or financial forecasts are based on aggregated internal sales forecasts which may incorrectly assess our ability to complete sales within the forecast period, due to competitive pressures, economic conditions or reduced information technology spending. In our past experience IPG and iAS revenues in the fourth quarter benefit from the annual renewal of contracts by large enterprise customers or such customers placing orders before the expiration of budgets tied to the calendar year. This typically results in revenues from license fees declining from the fourth quarter of one year to the first quarter of the next year. In the past, this seasonality has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. In the fourth quarter of 2008 we experienced a minimal amount of transactions attributable to large enterprise customers placing orders before budgets expired. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuations in our operating results may contribute to volatility in our stock price.
Economic and credit market conditions in the U.S. and worldwide could adversely affect our revenues.
Our revenues and operating results depend on the overall demand for our products and services. Our revenues for the quarter ending December 31, 2008 exceeded revenues for the quarter ending December 31, 2007 by 3 percent. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain revenue growth. The ongoing worldwide recession, weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our revenues. While we have not noted significant change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry, including from consolidation in the financial services industry, would adversely affect our revenues and operating results. In light of the difficult economic and business environment, we are acting to conservatively manage our expenses in an effort to maintain or expand our financial performance. If the worldwide recession continues or worsens, these efforts many not be successful and our financial results could be materially weaker than forecast.
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
For example, in December 2008 we acquired paybox Solutions AG, a mobile payments solutions provider. In July 2008 we acquired Cable & Wireless’ international inter-operator MMS hubbing service (MMX) and obtained the exclusive rights to market and sell mobile data roaming services. In November 2006 we acquired Mobile 365, Inc. In addition, in October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. We expect to continue to pursue acquisitions of complimentary or strategic business product lines, assets and technologies.

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
We may be unable to successfully assimilate an acquired company’s management team, employees, business infrastructure or data centers and related systems, capacity requirements, customer mandated requirements, and third party communication provider relationships or implement and maintain effective internal controls. Our acquisition due diligence may not identify technical, legal, financial, internal control or other problems associated with an acquired entity and our ability to seek indemnification may be limited by the acquisition structure or agreement. Also, dedication of resources to execute acquisitions and handle integration tasks and management changes accompanying acquisitions could divert attention from other important business. Acquisitions may also result in costs, liabilities, additional expenses or internal control weaknesses that could harm our results of operations, financial condition or internal control assessment. In addition, we may not be able to maintain customer, supplier, employee or other favorable business relationships of ours, or of our acquired operations, or be able to terminate or restructure unfavorable relationships, any of which might reduce our revenue or limit the benefits of an acquisition.
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of December 31, 2008, we had approximately $527.2 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
Acquisitions may also result in other charges, including stock-based compensation charges for assumed stock awards and restructuring charges. The timing and amount of such charges will be dependent on future acquisition and integration activities.
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
Widespread use of the Internet and growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues. If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products, either internally developed or resulting from acquisitions, are not widely adopted and successful, our competitive position and our operating results could be adversely affected.

If our existing customers cancel or fail to renew their technical support agreements, our technical support revenues could be adversely affected.
We currently derive a significant portion of our overall revenues from technical support services, which are included in service revenues. The terms of our standard software license arrangements provide for the payment of license fees and prepayment of first-year technical support fees. Support is renewable annually at the option of the end user. We have experienced increasing pricing pressure from customers when purchasing or renewing technical support agreements and the current economic and credit environment may cause further increased pricing pressure from customers. This pressure may result in our reducing support fees or in lost support fees if we refuse to reduce our pricing, either of which could result in reduced revenue. If our existing customers cancel or fail to renew their technical support agreements, or if we are unable to generate additional support fees through the license of new products to existing or new customers, our business and future operating results could be adversely affected.
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
The length of our sales cycles varies significantly from product to product. The sales cycle for some of our IPG and iAS products can take up to 18 months to complete. Any delay or unanticipated acceleration in the closing of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. For example, in the second quarter of 2007 we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, but resulted in better terms for us. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction; our customers’ financial condition, liquidity or ability to access credit markets; the level of competition that we encounter in our selling activities; and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sales cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated.
Our mobile messaging customer contracts may not continue to generate revenues and margins at or near our historical levels of revenues and margins from these customers and we rely on a limited number of customers for most of our messaging revenue.
If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, to terminate their contracts with us or not to renew their contracts with us, our messaging revenues and margins would decline. Additionally, a limited number of customers provide most of our messaging revenue and if they terminate their contracts with us, do no renew their contracts or renegotiate their contracts in a way that is unfavorable to us, our messaging revenue and/or margin could be adversely impacted.

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
As of December 31, 2008 we had an aggregate par value of $28.9 million invested in six auction rate securities (ARS). The underlying collateral of the ARS we hold consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. As of December 31, 2008, the other-than-temporary impairment associated with these ARS totaled $13.4 million
The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.
Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $120 million through December 31, 2008. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. For example, in the second quarter of 2005, our FFI business was integrated into IPG in an effort to better support the FFI product line and promote synergies between FFI and IPG technical resources. In the second quarter of 2006 IPG’s International and North American sales organizations were combined to form Worldwide Field Operations. In January 2009 we integrated the product marketing groups for IPG, iAS and Sybase 365 into our Worldwide Marketing Operations under the leadership of Raj Nathan. At that time we commenced the integration of certain back office functions in order to reduce overlap between business operations. Other organizational changes in our sales or divisional model could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.

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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the fourth quarter of 2008, revenues outside North America represented 52 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our international operations also require that we comply with, and could have liabilities due to, US laws that may not apply to companies that operate only in the United States, including the Foreign Corrupt Practices Act and export control laws. Our revenues outside North America could also fluctuate due to the relative immaturity of some markets, growth or contraction in other markets, the strength or weakness of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
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
In February 2005 we issued $460 million in convertible subordinated notes (“notes”) in a private offering to qualified institutional buyers. The notes bear interest at 1.75% and are subordinated to all of our future senior indebtedness. The notes mature in February 2025 unless earlier redeemed by us at our option, or converted or put to us by the holders of the notes. We may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that we repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020. Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. This will result in increases in previously reported and future interest expense and reductions in our net income in prior and future years. See “Future Operating Results — Changes in accounting and legal standards could adversely affect our future operating results” for a discussion of the impact of changes in GAAP on our accounting for the notes.
The holders may convert the notes into the right to receive the conversion value (described below) (i) when our stock price exceeds 130% of the $24.99 per share adjusted conversion price (equal to $32.49 per share) for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (ii) in certain change in control transactions, (iii) if the notes are redeemed by us, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended December 31, 2008, our stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. As such, the notes did not become convertible during this period. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.
If our stock price exceeds 130% of the $24.99 per share adjusted conversion price for the specified period in any subsequent fiscal quarter or the notes are otherwise convertible under the notes’ terms, and the holders of the notes elect to convert the notes, we will be required to repay up to all of the notes’ $460 million in principal amount in cash and must pay cash, stock or a combination of cash and stock, the amount by which the converted notes exceed the principal amount of the notes. At the time of such conversion we may have insufficient financial resources or may be unable to arrange financing to pay for the conversion value of all notes tendered for conversion. Additionally, if the holders of the notes exercise their right to have us repurchase the notes at par on February 22, 2010, at that time we may have insufficient financial resources or may be unable to arrange financing to pay for par value of all notes tendered for repurchase.
The conversion feature of the notes also serves to reduce our diluted net income per share. In periods when our stock price exceeds the notes’ $24.99 per share adjusted conversion price, we must include the shares that may be issued to the holders of the notes in the shares included in our diluted net income per share. The reduction in our diluted earnings per share attributable to shares associated with the conversion of the notes may adversely impact the market price of our common stock
Unanticipated changes in our tax rates could affect our future financial results.
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
Due to the significance of our business conducted in currencies other than the U.S. dollar, our results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Recently, in connection with disruptions in the worldwide credit markets, the U.S. dollar rapidly strengthened against certain currencies, including the Euro and British Pound. Continued rapid fluctuations in foreign currency exchange rates may materially and adversely affect our operating results.
As of December 31, 2008, we had identified net assets totaling $268.9 million associated with our EMEA operations, and $51.6 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Note Twelve to Consolidated Financial Statements, Part II, Item 8, for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere Mobile Edition infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent. No trial date has been set. Additionally, in February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing (although Ablaise later withdrew that charge as to one of the two). Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are or were based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. In August 2007 Sybase (along with 20 other defendants, including Microsoft and IBM) was sued by JuxtaComm Technologies, a Canadian company, for infringement of its US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”) and the matter is ongoing. In November 2008, we were sued by Data Retrieval LLC, along with co-defendant Informatica Corporation, for alleged infringement of U.S. Patents number 6,026,392 and 6,631,382, both entitled “Data Retrieval Method and Apparatus with Multiple Source Capability.” We are in the process of assessing the claims and potential defenses for the matter raised by Data Retrieval. We believe that our positions in each of the matters noted above are meritorious and we intend to pursue our positions vigorously. In addition, Sybase from time to time receives indemnity demands from customers involved in litigation.
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
When Sybase 365 delivers mobile messages on behalf of content owners into our network of wireless carriers, we are subject to legal, regulatory and wireless carrier requirements governing, among other things, the nature of content delivered, as well as necessary notice and disclosure to, and consent from, consumers receiving mobile messages. Even though we don’t create or control the content delivered over our network, if we are unable to effectively prevent or detect violations of legal, regulatory or wireless carrier requirements, or otherwise unable to mitigate the effect of these violations, we may be subject to fines or the suspension or termination of some or all of our wireless carrier connections or telecommunications licenses in one or more territories which could materially and adversely affect our business and results of operation. Such suspension or termination may also result in loss of current and potential customers and expose us to potential customer liability. Also, we cannot predict when, or upon what terms and conditions, future regulation might occur or the effect regulation may have on our business or our markets.
Our key personnel are critical to our business, and we cannot assure that they will remain with us.
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in connection with our acquisition of Mobile 365, Marty Beard was appointed to be the President of Sybase 365 in November 2006. In January 2007, Raj Nathan, formerly the head of IPG was named our Chief Marketing Officer, Billy Ho was promoted to head IPG’s technology operations and Mark Westover was promoted to head Corporate Development. In November 2007, Pieter Van der Vorst, formerly our Chief Financial Officer relocated to London to be our Senior Vice President and General Manager for the EMEA region and Jeff Ross, formerly our Corporate Controller became our Chief Financial Officer. Additionally, Keith Jensen, formerly our senior director became our Corporate Controller at that time. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments and became effective January 1, 2009. Retrospective adoption is required. As a result, interest expense should be retrospectively imputed and recognized based upon the issuer’s nonconvertible debt borrowing rate, which retrospectively will result in lower net income. Our 1 3/4% convertible subordinated notes (“Notes”) due 2025 issued in February 2005 are subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14), provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon adoption of FSP APB 14-1 in 2009, we will record a debt discount, which will be amortized to interest expense through February 22, 2010, representing the first date on which holders of the Notes may require us to repurchase all or a portion of their notes. In addition, we will retrospectively record a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively. This will result in a retrospective noncash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the Notes will be retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million.
The Notes are our only instrument which fall under FSP APB 14-1. FSP APB 14-1 will be applied to our Notes from their issuance date, and the cumulative effect of such application will be captured with an adjustment to our opening 2007 retained earnings balance. The cumulative effect of this change will total approximately $16.5 million on periods prior to 2007. In 2009 interest expense will increase approximately $18.9 million due to this change. In 2009 after tax diluted earnings per common share will be reduced correspondingly by $0.13. If future interpretations of, or changes to, the FSP APB 14-1 rules necessitate a further change in these reporting practices, our previously reported and future results of operations could be adversely affected.
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
Our headquarters, some of our offices, and some of our major customers’ facilities are located near major earthquake faults. We have not been able to maintain earthquake insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative safety measures. We currently ship most of our products that are delivered in physical and not electronic form from our Dublin, California corporate headquarters. If a major earthquake or other natural disaster occurs, disruption of operations at that facility could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.
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
ITEM 1 (B): UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2008, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 93 separate locations throughout North America, Latin America, Europe and the Asia Pacific region, aggregating approximately 1.5 million square feet.
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
For a further discussion of our leases, see Note Six to Consolidated Financial Statements, Part II, Item 8.
We continue to lease space at other locations around the world that serve a variety of functions, including professional services, sales, engineering, technical support, and general administration. These include significant facilities in the United States, including New York City, New York; Boulder, Colorado; Alpharetta, Georgia, Concord, Massachusetts, Reston, Virginia and Boise, Idaho; Waterloo, Canada; Maidenhead, England; Düsseldorf, Germany, Paris, France, Singapore, Hong Kong, Beijing China and Utrecht, Netherlands. In addition to the facilities noted above, we maintain engineering centers in Englewood, Colorado; Pune, India, and Shanghai and Xian, China.
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
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it requested that any injunction be stayed pending the outcome on appeal), but subsequently withdrew its request for enhanced damages for the time period prior to the verdict. Sybase 365 filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has made the following rulings: i) granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, ii) granted TCS’s motion for pre-judgment interest, at the rate of prime plus 1%, compounded quarterly, iii) granted Sybase 365’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million, iv) denied Sybase 365’s motions for judgment as a matter of law, for reduction of the jury award, and for entry of judgment based on inequitable conduct, and v) denied TCS’s motion for attorneys’ fees. Sybase 365 intends to appeal once the court enters judgment in the matter.

The November 2006 merger agreement between Sybase and Mobile 365 established an escrow which provides for indemnification of Sybase by Mobile 365’s former stockholders for certain losses related to the TCS litigation. Sybase believes that the escrow established by the merger agreement will be adequate to address the substantial majority of losses, if any, related to this litigation.
Since the jury’s verdict, Sybase 365 has developed a design-around so that its service for intercarrier wireless text messaging can operate in a way that avoids the infringement as found by the jury. Sybase 365 is in the process of implementing the design-around across its customer base.
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
No matters were submitted to a stockholder vote in the quarter ended December 31, 2008.
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

	High	Low
Fiscal 2007

Quarter ended March 31, 2007	$26.28	$24.01
Quarter ended June 30, 2007	$26.19	$22.64
Quarter ended September 30, 2007	$25.08	$22.07
Quarter ended December 31, 2007	$28.60	$23.50

Fiscal 2008

Quarter ended March 31, 2008	$28.59	$24.95
Quarter ended June 30, 2008	$33.09	$25.74
Quarter ended September 30, 2008	$36.53	$28.50
Quarter ended December 31, 2008	$30.60	$22.44
We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our Common Stock on the NYSE on February 13, 2009 was $28.64. The number of stockholders of record on that date was 1,104, according to American Stock Transfer and Trust, our transfer agent.

The information required by this item regarding our securities authorized for issuance under equity compensation plans is provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Part III, Item 12, which incorporates information to be disclosed in our 2009 Proxy Statement.
Issuer Purchases of Equity Securities
During the fourth quarter of 2008 we conducted the following repurchases of our common stock pursuant to our publicly announced repurchase program:

	Number of Shares	Avg. Price Paid Per
Period	Purchased	Share
October 2008	47,000	$23.73
November 2008	184,080	$23.13
December 2008	0	0

Total for Fourth Quarter 2008	231,080	$23.26
Beginning in 1998 our Board of Directors implemented our stock repurchase program and has authorized an aggregate of $850 million for stock repurchases. After completing the repurchases noted above, $77.5 million remained authorized for repurchase pursuant to our publicly announced repurchase program. For additional information about our historical stock repurchase activities see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
On February 25, 2008 the Company agreed with one of its stockholders, Sandell Asset Management Corp. (Sandell) to undertake a self-tender offer to purchase $300 million worth of its common stock at a price between $28.00 and $30.00 per share in a modified Dutch auction. On April 15, 2008, the Company completed the self-tender offer and purchased 10.7 million shares of its common stock for a purchase price of $28.00 per share or a total cost of $300 million. The Company also incurred costs of approximately $0.6 million to undertake the self-tender offer. These costs are included in “Cost of treasury stock” in the Company’s consolidated balance sheets at December 31, 2008. See Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
PERFORMANCE GRAPHS
The graphs and tables below compare the cumulative total return on a $100 investment in our Common Stock on December 31, 2003 and December 31, 1998, respectively, with the cumulative total returns on $100 investments (assuming reinvestment of all dividends) in the indices noted. The seven companies comprising the S&P Systems Software index are BMC Software Inc., CA Inc., Microsoft Corporation, McAfee, Inc, Novell, Inc., Oracle Corporation and Symantec Corporation. McAfee was added to the S&P Systems Software index in 2008.

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

December, 31
	2003	2004	2005	2006	2007	2008
Sybase, Inc.	100	96.94	106.22	120.02	126.77	120.36
S&P 500	100	110.88	116.33	134.7	142.1	89.53
S&P Systems Software	100	108.39	103.52	122.27	146.54	91.52

*	$ 100 invested on 12/31/98 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

December, 31
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Sybase, Inc.	100.00	229.53	267.51	212.79	180.93	277.87	269.37	295.15	333.50	352.27	334.44
S&P 500	100.00	121.04	110.02	96.95	75.52	97.18	107.76	113.05	130.91	138.10	87.01
S&P Systems Software	100.00	187.59	94.45	99.32	74.55	86.99	94.29	90.05	106.36	127.47	79.62

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information is not necessarily indicative of the results of our future operations. The comparability of the information is affected by a variety of factors, including share-based compensation, impairment charges related to investments in auction rate securities, amortization and impairment of intangible assets and goodwill, acquisitions and restructurings, effective tax rates, accounting changes, and repurchases of common stock.
We adopted Statement of Financial Accounting (SFAS) 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Operating income from continuing operations included an increase in pre-tax share-based compensation expense for stock options and stock appreciation rights of $13.6 million in 2006 that we recorded as a result of adopting SFAS 123(R). Operating income from continuing operations included pre-tax share-based compensation expense for stock options and stock appreciation rights of $13.9 million and $12.3 million in 2007 and 2008, respectively. Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation for options, and stock appreciation rights. For a further discussion of SFAS 123 (R), see Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8.
We hold six auction rate securities (ARS) with a combined par value of $28.9 million and fair value of $15.5 million as of December 31, 2008. The difference between the par and fair values represents a $13.4 million other than temporary impairment charge to earnings recognized on these securities during 2008. The auctions for these securities discontinued in the second half of 2007. No secondary market exists. As a result, the ARS are not liquid. Further, the fair values of the ARS underlying collateral decreased substantially during 2008 and the ARS credit ratings have correspondingly been downgraded. These factors led us to impair the securities.
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365), a privately held mobile messaging and content delivery company for approximately $418.5 million. Sybase 365 delivers mobile data and messaging, premium content, and value-added services for leading mobile operators, content providers, global brands, media companies, and financial institutions worldwide. Total revenues and operating income of Sybase 365 were $178.1 million and $5.3 million, respectively in 2008. Total revenues and operating loss of Sybase 365 were $140.7 million and $0.5 million, respectively in 2007. Total revenues and operating loss of Sybase 365 were $19.4 million and $1.2 million, respectively for period from November 8, 2006 through December 31, 2006.
We undertook restructuring activities in 2004 and 2003 as a means of managing our operating expenses and undertook restructuring activities as part of our acquisition of Mobile 365 in 2006. For descriptions of each restructuring plan, see Note Thirteen to the Consolidated Financial Statements — Restructuring Costs, Part II Item 8.
This data should be read in conjunction the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Report on Form 10-K.

Consolidated Statements of Operations Data

(In thousands, except per share data)	2008	2007	2006	2005	2004
Revenues:
License fees	$383,661	$344,807	$326,751	$291,695	$275,872
Services	572,090	544,209	531,172	527,000	512,664
Messaging	176,179	136,514	18,240	—	—

Total revenues	1,131,930	1,025,530	876,163	818,695	788,536

Costs and expenses:
Cost of license fees	67,342	53,114	50,540	51,556	60,795
Cost of services	160,604	157,790	152,962	156,325	162,016
Cost of messaging	107,757	82,598	11,097	—	—
Sales and marketing	285,376	266,995	263,281	250,003	242,778
Product development and engineering	146,932	152,571	149,510	139,011	119,959
General and administrative	138,980	129,319	106,025	92,106	91,117
Amortization of other purchased intangibles	14,716	13,783	7,331	6,639	5,139
Reversal of AvantGo restructuring accrual	—	—	—	—	(2,677)
Cost of restructuring	167	797	1,653	1,115	20,017

Total costs and expenses	921,874	856,967	742,399	696,755	699,144

Operating income	210,056	168,563	133,764	121,940	89,392

Interest income and expense, net	(2,955)	21,377	27,634	14,824	11,574
Minority interest	51	12	(81)	(49)	—

Income before income taxes	207,152	189,952	161,317	136,715	100,966
Provision for income taxes	68,581	41,102	66,253	51,132	33,016

Net income	$138,571	$148,850	$95,064	$85,583	$67,950

Basic net income per share	$1.69	$1.65	$1.06	$0.95	$0.71

Shares used in computing basic net income per share	82,060	90,019	89,557	90,307	95,550

Diluted net income per share	$1.64	$1.61	$1.03	$0.92	$0.69

Shares used in computing diluted net income per share	84,455	92,598	92,251	93,257	98,001

Consolidated Balance Sheet Data

(In thousands)	2008	2007	2006	2005	2004
Cash, cash equivalents and cash investments	$635,566	$734,907	$637,696	$859,936	$513,632
Working capital	518,044	604,728	455,143	573,247	290,237
Total assets	1,835,417	1,913,483	1,787,550	1,570,614	1,183,522
Long-term obligations	548,768	549,591	518,876	500,339	33,121
Stockholders’ equity	817,173	930,810	843,131	698,830	756,556
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that begins with an overview followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
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
On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365) for approximately $418.5 million. Sybase 365 delivers mobile data and messaging, premium content, and value-added services for leading mobile operators, content providers, global brands, media companies, and financial institutions worldwide. Total revenues and operating income of Sybase 365 were $178.1 million and $5.3 million, respectively in 2008. Total revenues and operating loss of Sybase 365 were $140.7 million and $0.5 million, respectively in December 31, 2007. Total revenues and operating loss of Mobile 365, were $19.4 million and $ 1.2 million, respectively for period from November 8, 2006 through December 31, 2006.

Executive Overview
Our Business
Sybase is a global enterprise software and services company exclusively focused on managing and mobilizing information from the data-center to the point of action. We provide open, cross-platform solutions that securely deliver information anytime, anywhere, providing decision-ready information to the right people at the right time.
Our value proposition involves enabling the Unwired Enterprise by allowing enterprises to extend their information securely and make it useful for people anywhere using any device. We deliver a full range of solutions to ensure that customer information is securely managed and mobilized to the point of action, including enterprise and mobile databases, middleware, synchronization, encryption and device management software, and mobile messaging services.
During 2008 our business was organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and Sybase 365, which provides global services for mobile messaging interoperability and the management and distribution of mobile content. For further discussion of our business segments, see Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.
Our Results
We reported total revenues of $1,132 million for 2008 compared to $1,026 million for 2007. The increase in total revenues from 2007 to 2008 was attributable to increases in each of our revenue streams, with license revenues increasing 11 percent, service revenue increasing 5 percent and messaging revenues increasing 29 percent. Our IPG segment saw a $64.5 million (8 percent) increase in revenues, Sybase 365 grew revenues $37.3 million (27 percent) and iAS experienced a $5.6 million (3 percent) increase in revenues.
The increase in IPG revenues was driven by a 12 percent increase in license revenue and a 6 percent increase in services revenues. The growth in IPG license revenues was primarily attributed to a 28 percent increase in database revenues, namely our IQ and Adaptive Server Enterprise Products Adaptive Server® Enterprise (ASE) 15.0 and Sybase IQ products, while the increase in services revenues was primarily attributable to an 8 percent increase in technical support services revenue.
The increase in iAS revenues from 2007 to 2008 was driven by a 3 percent increase in license revenue and a 4 percent increase in services revenues. The increase in license revenues was primarily attributed to a 23 percent increase in revenues from our Afaria device management product, while the increase in service revenue came from an increase in technical support services. Our iAnywhere product platform continues to garner accolades for its market leadership from the likes of Gartner and IDC. Currently, Sybase is the only vendor to be rated as a leader in three enterprise mobility categories: multi-access gateways, enterprise mobile email, and mobile device management & security. We have also been a long-time leader in the mobile and embedded database market. We believe that as a market leader, we are positioned to benefit from growth in the enterprise mobility market.
Sybase 365 revenues were driven by a 29 percent increase in messaging revenue spurred by strong growth in both Europe and the United States. Our Sybase 365 segment continued to see strong growth in messaging volume and greater adoption of messaging as an effective means for enterprises to reach their customers. We believe continued growth in messaging traffic and the adoption of messaging by the enterprise will offset continued pricing compression and lead to growth in our messaging revenues.

We reported net income of $138.6 million for 2008, compared to 148.9 million 2007. Our 2008 operating income was $210.1 million (19 percent operating margin) compared to $168.6 million (16 percent operating margin) in 2007. The increase in operating income was primarily attributable to the IPG segment’s $35.4 million increase in operating income representing both their revenue growth and operating margin expansion.
Net income decreased year over year due to a charge of $13.0 million in 2008 to write down the value of certain auction rate securities, and the absence of a $27.6 million 2007 tax credit relating to the release of certain valuation allowances.
During 2008, we generated a record amount of net cash from operating activities at $295.5 million, a 16 percent increase over the prior year. Our days sales outstanding in accounts receivable was 80 days for the quarter ended December 31, 2008 compared to 75 days for the quarter ended December 31, 2007.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results,” above.
Business Trends
Our business activity and pipeline was strong throughout 2008 despite a deterioration in the macro economic environment. Entering 2009, we are encouraged by the strength of our pipeline and the general condition of our business. We believe, however, that the overall spending environment will be very challenging in 2009, with the world economy mired in a recession and most analysts predicting a decline in overall IT spending. While our short-term pipeline is strong, it is more difficult than in the past to predict the overall buying environment in the second half of the year. Additionally, in 2009 we expect that our year over year revenue and net margin comparisons will be adversely impacted by a significant strengthening of the U.S. dollar against various foreign currencies, most specifically the Euro and other European currencies.
We continue to see spending strength on mission critical applications and new capabilities like business analytics and risk management — areas where our key products have been doing very well. In contrast, we believe the spending environment for discretionary projects and solutions requiring long professional services engagements will continue to be poor during 2009. We have maintained a strong short-term pipeline for enterprise infrastructure products used in mission critical applications, especially our Adaptive Server Enterprise (ASE) 15.0 product, for which we added 954 new customers during 2008.
We also benefit from the continued proliferation of enterprise data with our customers showing willingness to invest resources on new analytic solutions. We saw strong demand for our analytic solutions during 2008 with 200 new customers for our IQ Analytic Server (IQ) product and 14 new customers for our Risk Analytics Platform (RAP) product. IQ offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. Our RAP product , which is built on IQ, is targeted to the financial service industry for risk, trading and compliance analytics. The pipeline for RAP, which was launched in the first half of 2008, continues to build and provides what we believe, will be a future growth engine for our IQ product.
With respect to the market for mobility and integration products we believe these products continue to gain market acceptance and will provide us with growth opportunities in the future. For 2009 we are supported by a strong product cycle with our refreshed iAnywhere product platform and will be focused on expanding our relationships with system integrators and other partners.
With respect to the market for messaging services, we believe that our messaging business will see revenue driven by continuing growth in worldwide Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and an expanding demand for mobile data roaming (GRX) services. Additionally, we continue to see growth as enterprises, focus more of their business towards mobile messaging as an inexpensive means of interacting with their customers on a real time basis. Offsetting to some extent the growth in message volume has been continued price compression. Our plans for the future are focused on providing additional value added services such as hosted analytics and mobile commerce solutions which we believe will allow us to demonstrate service differentiation and provide us with the opportunity to expand financial performance for the messaging business.
In 2009 we will be aggressively maintaining cost controls to improve financial performance. One area of focus will be to drive cost and revenue synergies between our operating segments as we eliminate research and development overlap, combine marketing efforts, integrate back office functions and streamline business operations. With this focus we believe we can improve operating results and maintain our strong cash flow in an uncertain environment.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to software and mobile messaging revenue recognition, impairment of goodwill and intangible assets, valuation of investments without readily available markets and the classification of related impairments, the allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, purchase accounting, restructuring, and contingencies and liabilities. We base our estimates on historical experience, observable and unobservable inputs under the 3-level SFAS 157 framework, and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Risk Factors — Future Operating Results,” above). Our critical accounting policies include: software and mobile messaging revenue recognition, impairment of goodwill and other intangible assets, valuation of investments without readily available markets and classification of related impairments, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, purchase accounting, restructuring and contingencies and liabilities, each of which are discussed below.
•	Revenue Recognition

Revenue recognition rules for software and message services companies are very complex. We follow specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments would include, for example, the determination of a customer’s creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, reporting certain third party content delivery revenues net as an agent versus gross as a principal, or whether included software services are essential to the functionality of a product.

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

We generate a significant portion of our message revenue from per message transaction fees and to a lesser extent, from fixed price messaging arrangements providing for the delivery of an unlimited number of messages for a specified period of time, and revenue share agreements related to the delivery of third party content. We recognize revenue from transaction fees based upon the number of messages successfully processed by our platforms and delivered in accordance with the terms of our arrangements. We recognize revenue from the fixed price messaging arrangements ratably over the period of time specified in the agreement.
In some instances third party content providers, and other enterprises enter into revenue sharing arrangements with us. Under a standard revenue sharing transaction we deliver content from a third party provider to the cell phone of a mobile operator’s subscriber. Third party content includes, among others, ringtones, wallpapers, interactive games, competitions, directory inquiry services, and information services. The subscriber is invoiced by their mobile operator, who upon receipt of payment, remits a portion of the charge to us. Upon payment from the mobile operator, we generally remit payment to the third party content provider. In accordance with EITF 99-19, we have determined that we act as an agent under these revenue sharing arrangements and accordingly, record as revenue the net amount retained by us. The net amount retained by us reflects the gross amount billed to the operator less amounts due to the content provider.
•	Impairment of Goodwill, Non-amortizable Intangible Assets and Other Purchased Intangible Assets

Goodwill and other non-amortizable intangible assets, such as tradenames, have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or other non-amortizable intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates, using a discounted cash flow model, to determine the fair values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other purchased intangible assets with determinate and indeterminate useful lives including in-process research and development, and developed technology. We performed our annual impairment analysis for each of our historical operating units (IPG, iAS, and SY365) and for each indeterminate lived intangible asset as of December 31, 2008. This analysis indicated that the estimated fair value of each reporting unit or indeterminate lived intangible exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2008. As of December 31, 2008, our goodwill balance totaled $527.2 million and our other non-amortizable purchased intangibles totaled $7.1 million. Changes in our internal business structure, increases in the applicable discount rate, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.

We also continue to separately review our other purchased intangible assets (e.g., purchased technology, customer lists and covenants not to compete) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates, technology obsolescence, customer terminations and other factors could result in impairment losses associated with other intangible assets. In 2008, we wrote off $4.5 million of certain purchased technologies.

•	Valuation, Classification and Impairments of Investments

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
On October 10, 2008 we adopted FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of December 31, 2008.
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2008, we have classified short term bank deposits and long-term cash investments as available-for-sale pursuant to SFAS 115. In addition, the Company has classified $8.6 million invested in mutual funds as directed by participants of a Rabbi Trust related to a deferred compensation plan as trading securities. Investments classified as available for sale are recorded at fair value and unrealized holding gains and losses (excluding impairments that are deemed other than temporary), net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses and impairments that are deemed other than temporary are determined on the specific identification method and are reflected in income. Investments classified as trading securities are recorded at fair value and unrealized gains and losses and realized gains and losses are included in the earnings of the Company.
As of December 31, 2008, long-term cash investments totaling $15.5 million consist of six auction rate securities (ARS) with an aggregate par value of $28.9 million. Our ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS we hold consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. As of the fourth quarter of 2008, the credit ratings of four of the ARS were Baa1. The credit rating on a fifth ARS was Baa2. And the credit rating on a sixth ARS was B3. In addition the investments currently lack short-term liquidity and we will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a reasonable secondary market which currently does not exist.
During 2008, we recorded impairment losses totaling $13.4 million for the six ARS. In determining whether each ARS is other than temporarily impaired we considered the guidance provided by FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and related guidance. This guidance specified that we consider a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Future changes in these and other factors could result in additional realized impairment losses. Based on our cash, cash equivalents and cash investment balances of $635.6 million as of December 31, 2008 and expected operating cash flows, we do not anticipate that the lack of liquidity for the ARS will adversely affect our ability to conduct business.

The fair values of the ARS as of December 31, 2008 are based on an estimation using a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. Changes in assumptions and other factors could result in additional realized impairment losses. For example, if the assumed discount rate was increased by 100 basis points for each ARS, then the total estimated fair value of the Company’s ARS portfolio would decrease $0.55 million and the impairment charge to earnings in the fourth quarter would have increased by $0.55 million. Similarly, if the assumed term to recovery was increased by 1 year for each ARS, then the total estimated fair value of the Company’s ARS portfolio would decrease $1.2 million and the impairment charge to earnings in the fourth quarter would have increased by $1.2 million.

Notwithstanding our valuation of the securities in accordance with FAS 157 and our determination that these securities were other than temporarily impaired in accordance with FAS 115, we have both the intent and ability to hold these securities until a reasonable market returns. Accordingly, while the current valuation of these securities follows GAAP, management believes that it is possible that the proceeds we receive on the ultimate liquidation of certain of these securities may be higher than their current recorded value.

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable. In determining the amount of the allowance we consider our historical level of credit losses; judgments about the creditworthiness of significant customers; an assessment of current economic and industry trends that might impact the level of credit losses in the future; and other factors. Our allowances have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be adequate. For example, our allowance for doubtful accounts totaled $3.9 million at December 31, 2008. If our allowance for doubtful accounts, including identified specific customer matters, changed by 10% our allowance for doubtful accounts and operating results would change by $0.4 million.

•	Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Our net capitalized software totaled $82.4 million at December 31, 2008. Significant judgment is required in determining when a product becomes “technologically feasible.” Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Quarterly, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. Capitalized software amortization and write-off charges totaled $42.9 million in 2008. Amortization of capitalized software cost included write-offs of $4.1 million in 2008. See Note One to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the process of identifying items of revenues and expenses that qualify for preferential tax treatment, and segregating foreign and domestic earnings and expenses to avoid double taxation, and determining required intercompany revenue sharing, cost reimbursement and other transfer pricing arrangements among related entities. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital, stock buyback and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We evaluate our valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies, current taxable income and forecasted future taxable income. Forecasts of future taxable income are further refined as a result of each year’s budget and goal setting process generally occurring annually in the fourth quarter. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. For example, as a result of the Company’s assessment of its valuation allowances for its deferred tax assets for the three month period ending December 31, 2008, the Company concluded that it was more likely than not that a portion of its deferred tax assets relating to federal tax loss carryforwards and state tax loss and credit carryforwards will be realized based on a number of factors including projections of future year federal taxable income and, in the case of state credits and losses, projections of future year taxable income in the relevant states. As a result of this re-evaluation, during the three month period ending December 31, 2008, the Company released approximately $16.5 million of valuation allowances relating to federal tax loss carryforwards, which reduced goodwill, and approximately $11.7 million of valuation allowances relating to state tax credit and loss carryforwards, of which $6.7 million reduced tax expense, approximately $1.7 million reduced goodwill, and approximately $3.3 million increased deferred tax liability for the related federal tax effect.
As of December 31, 2008, our valuation allowance was approximately $60 million. The valuation allowance includes approximately $14 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity if and when the related deferred tax asset is used to reduce current tax payable. The remaining valuation allowance relates primarily to federal net operating loss carrfyorwards and state net operating loss and tax credit carryforwards, which, if realized, will be credited to tax benefit. Realizing the benefit of these loss and credit carryforwards depends primarily on earning sufficient future taxable income in the United States, and in the case of state losses and credits, earning sufficient future taxable income in the relevant states.
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.
The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Under FASB Statement No. 141R, any future adjustments will be recorded as tax expense or benefit beginning with our three month period ending March 31, 2009.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit assuming that all issues are audited and resolution of any related appeals or litigation processes are considered. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, expiration of statutes of limitation on potential assessments or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

•	Accounting for Stock-Based Compensation Plans

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

At December 31, 2008, there was $41.0 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.1 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note Seven to the Consolidated Financial Statements — Stockholders’ Equity , Part II, Item 8. We estimated the expected term of options granted based on historical exercise patterns. We estimated the volatility of our options and stock appreciation rights considering both the historical volatility of our stock over the average expected life of our options and the prices of publicly traded options, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the average of the 5 year treasury rates as published by the Federal Reserve. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods.

Changes in the subjective input assumptions can materially affect the fair value estimates determined under the Black-Scholes option valuation model. In the future, changes in the assumptions under the Black-Scholes valuation model, or our election to use a different valuation model, could result in a significantly different impact on our net income or loss.

•	Purchase Accounting

We have made estimates of the fair values of purchased intangible and other assets acquired in conjunction with our purchase of Mobile 365, Inc. as of November 8, 2006, and other acquired companies after considering valuations prepared by independent third-party appraisers and certain internally generated information.

Purchased intangible assets, excluding goodwill, totaled $114.0 million at December 31, 2008. If the subsequent actual and updated projections of the underlying business activity are less as compared to the underlying assumptions and projections used to develop these values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. Historically, we have not made any changes in these areas. If the estimates of the economic lives of the definite-lived intangible assets acquired as part of our acquisition of Mobile 365 were reduced by one year, our 2008 amortization expense would increase by approximately $1.7 million.

•	Restructuring

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

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees. We routinely review the status of each significant matter and assess our potential financial exposure. When we reasonably determine that a loss associated with any of these matters is probable, and can reasonably estimate the loss, we record a reserve to provide for such loss contingencies. If we are unable to record a reserve because we are not able to estimate the amount of a potential loss in a matter, or if we determine that a loss is not probable, we are nevertheless required to disclose certain information regarding such matter if we determine that there is a reasonable possibility that a loss has been incurred. Because of the inherent uncertainties related to these types of matters, we base our loss reserves on the best information available at the time. As additional information becomes available, we may reevaluate our assessment regarding the probability of a matter or its expected loss. Our financial position, results of operations or cash flows could be materially and adversely affected by such revisions in our estimates. For further discussion of contingencies and liabilities, see “Risk Factors — Future Operating Results,” above.

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
Results of Operations
Revenues (Dollars in millions)

	2008	Change	2007	Change	2006
License fees by segment:
IPG	$308.5	12%	$275.5	6%	$261.1
iAS	103.0	3%	100.3	9%	92.1
SY365	0.2	*	—	*	—
Eliminations	(28.1)	(9%)	(31.0)	17%	(26.4)

Total license fees	$383.6	11%	$344.8	6%	$326.8
Percentage of total revenues	34%		34%		37%

Services by segment:
IPG	$528.1	6%	$496.6	2%	$485.4
iAS	75.7	4%	72.8	3%	70.9
SY365	1.7	(60%)	4.2	250%	1.2
Eliminations	(33.4)	14%	(29.4)	12%	(26.3)

Total services	$572.1	5%	$544.2	2%	$531.2
Percentage of total revenues	50%		53%		61%

Messaging by segment:
SY365	$176.2	29%	$136.5	650%	$18.2

Total messaging	$176.2	29%	$136.5	650%	$18.2
Percentage of total revenues	16%		13%		2%
Total revenues	$1,131.9	10%	$1,025.5	17%	$876.2

*	Not meaningful

Total license fees for 2008 increased $38.8 million (11 percent) from total license fees in 2007 which had increased $18.0 million (6 percent) from 2006. The increase in license fees during 2008 was primarily attributable to a $33.0 million (12 percent) increase in IPG license fees and to a $2.7 million (3 percent) increase in iAS license fees. The increase in license fees during 2007 was attributable to increases in both iAS and IPG license fees.
The increase in IPG license fees during 2008 was largely attributable to a 28 percent increase in database license revenues, namely our IQ and Adaptive Server Enterprise Products. The increase in IPG license fees during 2007 was primarily attributable to an increase in our IQ analytics server product. We believe that strong growth trends in IQ and RAP; and the adoption of ASE 15 will drive future revenue.
The increase in iAS license fees during 2008 was largely attributable to a 23 percent increase in our Afaria mobile device management product. The increase in iAS license fees during 2007 was primarily attributable to an increase in revenues from our mobile and embedded database products.
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
Total service revenues for 2008 (which include revenues from technical support, professional services, and education) increased $27.9 million (5 percent) from total service revenues in 2007. This increase was due to a $31.5 million (6 percent) increase in IPG services and a $2.9 million (4 percent) increase in iAS services. This increase is offset by a $2.5 million (60 percent) decline in Sybase 365 service revenues primarily relating to our AvantGo service. The increase in IPG service revenues was primarily due to a $30.2 million (8 percent) increase in technical support revenues and a $2.5 million (3 percent) increase in professional services revenues. The increase in iAS service revenues was primarily due to a $2.9 million (4 percent) increase in iAS technical support revenues.
Technical support revenues comprised approximately 80 percent of total services revenues for 2008 and 79 percent in 2007. Total technical support revenue for 2008 increased $29.1 million (7 percent) from the 2007 total. Current and long-term deferred revenue balances in the balance sheet which relate principally to technical support contracts increased $7.7 million (4 percent) from December 31, 2007 to December 31, 2008.
Services revenues other than technical support decreased 1 percent in 2008 from 2007. The decrease was primarily related to a decrease in AvantGo advertising revenue of $2.7 million (64 percent) and education revenue $0.9 million (8 percent) partially offset by a $2.4 million (2 percent) increase in consulting services.
Messaging revenues for 2008 increased $39.7 million (29 percent) from 2007. We have experienced a significant increase in the volume of messaging traffic that we deliver. Our increase in messaging revenues primarily relates to expansion of messaging business by our enterprise customers and to a lesser extent, new revenue from GRX and MMX services.
For a description of our technical support, consulting and education services, see “Business - Worldwide Services,” Part I, Item 1.

Geographical Revenues
(Dollars in millions)

	2008	Change	2007	Change	2006
North America	$567.7	7%	$532.0	12%	$474.0
Percentage of total revenues	50%		52%		54%

International:
EMEA (Europe, Middle East and Africa)	$399.5	17%	$342.0	22%	$279.3
Percentage of total revenues	35%		33%		32%

Intercontinental (Asia Pacific and Latin America)	$164.7	9%	$151.5	23%	$122.9
Percentage of total revenues	15%		15%		14%

Total Outside North America	$564.2	14%	$493.5	23%	$402.2
Percentage of total revenues	50%		48%		46%

Total revenues	$1,131.9	10%	$1,025.5	17%	$876.2
North American revenues (United States, Canada and Mexico) for 2008 increased $35.7 million (7 percent) from 2007. The increase from 2007 was due to an $18.9 million (12 percent) increase in license revenues, a $10.3 million (22 percent) increase in messaging revenues, and a $6.5 million (2 percent) increase in service revenues. In 2007, the increase in North America revenues was primarily due to messaging revenues and license revenues offset by a decrease in consulting services.
EMEA (Europe, Middle East and Africa) revenues for 2008 increased $57.5 million (17 percent) from 2007. The increase was due to a $29.6 million (41 percent) increase in messaging revenues, a $14.9 million (14 percent) increase in license revenues, and a $13.0 million (8 percent) increase in service revenues. Increased messaging and service revenues in France, Holland and Germany; and increased license revenue in the United Kingdom contributed most to the overall increase for 2008. The increase in 2007 revenues compared to 2006 was due to an increase in messaging revenues and an increase in technical support revenues, offset by a decline in license fees. Increased revenues in France, Spain and Germany contributed most to the overall increase for 2007.
Intercontinental (Asia Pacific and Latin America) revenues for 2008 increased $13.2 million (9 percent) from 2007. The increase was primarily due to an $8.3 million (14 percent) increase in service revenues, and a $5.1 million (7 percent) increase in license revenues. The results of our operations in Asia Pacific contributed most significantly to the increased revenue. The increase in 2007 Intercontinental revenues compared to 2006 was due primarily due to an increase in messaging revenues, an increase in license revenues primarily from our IPG products and an increase in service revenues.
In EMEA and the Intercontinental region, most revenues and expenses are denominated in local currencies. The cumulative impact of changes in foreign currency exchange rates from 2007 to 2008 resulted in an increase in our revenues of under 3 percent and an increase in our operating expenses of just over 1 percent. During the first three quarters of 2008 the dollar weakened against most foreign currencies, resulting in higher revenues and expenses compared to 2007. However, in the fourth quarter of 2008 the dollar strengthened considerably, resulting in a year over year revenue and expense reduction of around 5 percent in the fourth quarter. The cumulative impact of changes in foreign currency exchange rates from 2006 to 2007 resulted in a 3 percent increase in our revenues and a 2 percent increase in our operating expenses. The change for both comparable periods was primarily due to the weakness of the U.S. dollar against certain European and Intercontinental currencies.
Our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Additionally, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software markets could result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuation, see “Financial Risk Management - Foreign Exchange Risk,” below.

Cost and Expenses
(Dollars in millions)

	2008	Change	2007	Change	2006
Cost of license fees	$67.3	27%	$53.1	5%	$50.5
Percentage of license fee revenues	18%		15%		15%

Cost of services	$160.6	2%	$157.8	3%	$153.0
Percentage of services revenues	28%		29%		29%

Cost of messaging	$107.8	31%	$82.6	644%	$11.1
Percentage of messaging revenues	61%		61%		61%

Sales and marketing	$285.4	7%	$267.0	1%	$263.3
Percentage of total revenues	25%		26%		30%

Product development and engineering	$146.9	(4%)	$152.6	2%	$149.5
Percentage of total revenues	13%		15%		17%

General and administrative	$139.0	8%	$129.3	22%	$106.0
Percentage of total revenues	12%		13%		12%

Amortization of other purchased intangibles	$14.7	7%	$13.8	89%	$7.3
Percentage of total revenues	1%		1%		1%

Cost of restructuring	$0.2	(75%)	$0.8	(53%)	$1.7
Percentage of total revenues	*		*		*

*	Not meaningful
Cost of license fees
Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees increased $14.2 million (27 percent) in 2008 over 2007, and increased $2.6 million (5 percent) in 2007 over 2006. Such costs were 18 percent, 15 percent, and 15 percent of license revenues in 2008, 2007, and 2006 respectively. The 2008 increase was primarily due to a $9.8 million increase in the amortization of capitalized software development costs and a $4.8 million increase in the amortization of purchased technology. The 2007 increase was primarily due to a $1.9 million increase in the amortization of capitalized software development costs and a $1.1 million increase in royalties.
Amortization of capitalized software costs was $42.9 million, $33.1 million, and $31.2 million in 2008, 2007, and 2006, respectively. In 2008, the increase in capitalized software amortization was due to the full year of amortization of capitalized costs associated with our IQ and Mobility products, and impairment charges totaling $4.1 million. In 2007, the increase in the amortization of capitalized software costs was primarily related to the ASE 15.0.2 product that began fully amortizing in the fourth quarter of 2006. See Note One to the Consolidated Financial Statements - Capitalized Software, Part II, Item 8.
The amortization of purchased technology was $14.6 million, $9.8 million, and $10.1 million in 2008, 2007 and 2006 respectively. The increase in amortization of purchased technology was primarily due to a $4.5 million write-down of certain purchased technologies.
Cost of services
Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs increased $2.8 million (2 percent) compared to 2007. These costs were 28 percent of services revenues for 2008 compared with 29 percent of services revenues for 2007. The increase in cost of services in absolute dollars for 2008 is primarily due to an increase in payroll and related costs for personnel providing professional services. Cost of services increased approximately 4 percent in 2007 from 2006 and remained at 29 percent as a percentage of service in both 2007 and 2006.
Cost of messaging
Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for 2008 increased $25.2 million (31 percent) compared to 2007. Cost of messaging has increased in absolute dollars primarily as a result of the increased volume of messages delivered and the associated fees payable to operators for delivering traffic into their networks. Cost of messaging remained at 61 percent as a percentage of messaging revenue in both 2008 and 2007. The amortization of purchased technology was $4.0 million for 2008 compared to $3.8 million 2007.
Sales and marketing
Sales and marketing expenses increased $18.4 million (7 percent) in 2008 from 2007 and were 25 percent and 26 percent of total revenues in 2008 and 2007, respectively. The increased expenses in 2008 were primarily due to increases in salaries, benefits and increased commissions associated with increases in license revenues though headcount was relatively flat. The increased expenses in 2007 were primarily due to the addition of Mobile 365 and sales commissions on higher revenues, partially offset by a reduction in payroll and related costs caused by a decrease in headcount and a decrease in certain allocated costs and a decrease in advertising costs.
Product development and engineering
Product development and engineering expenses (net of capitalized software development costs) decreased $5.7 million (4 percent) in 2008 from 2007 and as a percentage of total revenue decreased to 13 percent in 2008 from 15 percent 2007. The decrease in absolute dollars was primarily due to an increase in capitalized software costs offset by increases in compensation, benefits and other employee-related expenses, and various other product development-related costs.
The 2 percent increase in product development and engineering expenses in 2007 over 2006 was primarily due to an increase in payroll and related expenses, partially offset by an increase in capitalized software and a decrease in certain allocated common expenses.
We capitalize product development and engineering costs during the period between a product’s achievement of technological feasibility and its general availability. Our capitalized software costs in 2008 of $48.6 million included costs incurred for the development of the Adaptive Server Enterprise, Replication Server, IQ, mBanking and Mobility products. Our capitalized software costs in 2007 of $36.2 million included costs incurred for the development of the Adaptive Server Enterprise, IQ, Data Integration Suite, Workspace and eBanking.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and administrative
General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, increased $9.7 million (8 percent) in 2008 compared to 2007 and decreased as a percent of total revenue to 12 percent in 2008 from 13 percent in 2007. The increase in general and administrative expenses in absolute dollars for 2008 was primarily due to additional legal and other professional fees as well as increases in salaries and benefits related to annual performance evaluations and bonuses. General and administrative expenses included stock-based compensation expense of $12.2 million and $13.7 million in 2008 and 2007, respectively.
The 22 percent increase in 2007 compared to 2006 was primarily due to the acquisition of Mobile 365 in the fourth quarter of 2006 and a slight increase in stock compensation expense.
Stock-based compensation expense
Stock-based compensation expense reflects non-cash compensation expense associated with restricted option and stock grants to certain Sybase executives and employees. Stock-based compensation expense also reflects employee stock options and stock appreciation rights accounted for under SFAS123R. (See Note Seven to the Consolidated Financial Statements — Stockholders’ Equity, Part II, Item 8). Stock-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2008	2007	2006
Costs of services	1,364	1,544	1,629
Costs of messaging	484	544	124
Sales and marketing	5,538	5,304	4,432
Product development and engineering	2,887	2,982	2,679
General and administrative	12,242	13,670	12,861

	22,515	24,044	21,725

The decrease in stock-based compensation expenses in 2008 was primarily due to the decline in stock options granted to employees. The increase in stock-based compensation expenses in 2007 primarily resulted from the grant of certain performance-based restricted stock described more fully in Note Seven to the Consolidated Financial Statements and the assumption of stock options related to the Mobile 365 acquisition.
Amortization of other purchased intangibles
Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, of XcelleNet in 2004, of Extended Systems in 2005, of Mobile 365 in 2006, and of Cable & Wireless businesses in July 2008. See Note Four to Consolidated Financial Statements — Goodwill and Other Purchased Intangible Assets, Part II, Item 8.

Restructuring Activities
We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses.
For descriptions of each restructuring plan, see Note Thirteen to Consolidated Financial Statements - Restructuring Costs, Part II, Item 8.
Operating income
(Dollars in millions)

	2008	Change	2007	Change	2006
Operating income by segment:
IPG	$200.0	19%	$167.9	17%	$142.9
IAS	27.2	1%	27.0	71%	15.8
SY365	5.3	*	(0.5)	(58%)	(1.2)
Unallocated costs	(22.4)	(13%)	(25.8)	9%	(23.7)

Total operating income	$210.1	25%	$168.6	26%	$133.8
Percentage of total revenues	19%		16%		15%

*	Not meaningful
Operating income in 2008 was $210.1 million compared to operating income of $168.6 million in 2007 and $133.8 million in 2006. The increase in operating income was primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note Ten to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.
Consolidated operating margins improved to 19 percent in 2008 from 16 percent in 2007. The increases in operating margin are primarily due to improvements in operating margin in the IPG and Sybase 365 segment offset by a decline in the operating margin in the iAS segment as discussed below.
The operating margin for the IPG segment was 24 percent in 2008 compared to 22 percent in 2007. The increase in operating income and margin in the IPG segment for 2008 compared to 2007 was primarily due to a 12 percent increase in license fees, a 6 percent increase in service revenues, partially offset by a 5 percent increase in total expenses primarily due to increases in compensation, benefits and other employee-related expenses, and intangible asset amortization.The increase in revenue for 2008 is primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The increase in operating income and margin in the IPG segment for 2007 compared to 2006 was primarily due to a 6 percent increase in license fees, a 3 percent increase in maintenance fees, a 2 percent decrease in lower margin consulting fees and reduced payroll and related costs associated with a 6 percent decrease in total IPG headcount.
The operating margin for the iAS segment was 15 percent for 2008 compared to 16 percent in 2007. The decrease in iAS segment operating margin was primarily due to the write-down of certain purchased technologies during 2008. Until December 31, 2007, AvantGo results were reported as part of the iAS segment. Commencing on January 1, 2008, AvantGo is a part of the SY365 segment. We have reclassified certain revenue and expense amounts for all earlier periods reported to reflect this segment change.
The increase in operating margin for the iAS segment in 2007 was to due a 9 percent increase in license fees, a 10 percent increase in maintenance fees and a lower increase in total expenses.
The operating margin for the Sybase 365 segment was 3 percent for 2008 compared to 0 percent in 2007. The increase in operating margin was primarily due to a 29 percent increase messaging revenue partially offset by a 30 percent increase in cost of messaging.

Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and other corporate expenditures or cost savings that are not specifically allocated to the segments including reversals or restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for 2008 consisted primarily of stock-based compensation expenses.
During 2008, foreign currency exchange rate changes from 2007 resulted in an improvement in operating profits of approximately $18.0 million.
Other income (expense), net
(Dollars in millions)

	2008	Change	2007	Change	2006
Interest income	$23.8	(29%)	$33.5	(13%)	$38.7
Percentage of total revenues	3%		3%		4%

Interest expense and other, net	$(26.8)	121%	$(12.1)	10%	$(11.0)
Percentage of total revenues	(1%)		(1%)		(1%)

Minority interest	$0.1	*	*	*	$(0.1)
Percentage of total revenues	*		*		*

*	Not meaningful
In 2008, Interest income decreased $9.7 million from 2007. Interest income consists primarily of interest earned on our investments. The decrease is primarily due to a decrease in the cash balances invested along with a 117 basis point decrease in the effective interest rates earned on such cash balances. Our invested cash balances decreased as a result of our $300 million repurchase of 10.7 million shares of common stock during April 2008 offset by cash provided from operations.
In 2007, interest income decreased $5.2 million from 2006. The decrease is primarily due to lower cash balances due to the acquisition of Mobile 365 in the fourth quarter of 2006. See “Consolidated Statements of Cash Flows,” Part II, Item 8.
Interest expense and other, net, primarily includes: impairment charges related to investments in auction-rate securities (ARS); interest expense on our convertible subordinated notes which bear interest at 1.75 percent; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; the cost of hedging foreign currency exposures; and bank fees. Interest expense and other, net increased $14.7 million in 2008 as compared to 2007. The increase in interest expense and other, net is primarily due to the impairment loss associated with our investment in auction rate securities of $13.4 million and losses resulting from foreign currency transactions and the related hedging activities of $2.0 million in 2008. The ARS investments currently lack short-term liquidity and we will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a reasonable secondary market which currently does not exist.
The increase in interest expense and other, net from 2007 compared to 2006 was primarily due to a decline in gains on disposition of cash investments in 2007.
Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. This will result in increases in previously reported and future our interest expense and reductions in our net income in prior and future years. In addition, further impairments to the ARS investments, if any, will result in additional charges to earnings.

Provision for Income Taxes
(Dollars in millions)

	2008	Change	2007	Change	2006
Provision for income taxes	$68.6	67%	$41.1	(38%)	$66.3
In 2008 a provision for income taxes was recorded at a rate of approximately 33 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the release of valuation allowances on deferred tax assets, and the effect of foreign operations; offset somewhat by the impact of state taxes. After assessing the valuation on our deferred tax assets at December 31, 2008, we concluded that it was more likely than not (a likelihood of more than 50 percent) that a portion of our deferred tax assets relating to federal tax loss carryforwards and state tax credit and loss carryfowards would be realized based on a number of factors including projections of future year federal taxable income and, in the case of state credits and losses, projections of future year taxable income in the relevant states. As a result of this re-evaluation, during the three month period ending December 31, 2008, we released approximately $16.5 million of valuation allowances relating to federal tax loss carryforwards, all of which reduced goodwill, and approximately $11.7 million of valuation allowances relating to state tax credit and loss carryforwards, of which $6.7 million reduced tax expense, approximately $1.7 million reduced goodwill, and approximately $3.3 million increased deferred tax liability for the related federal tax effect.
Our tax expense in 2008 was higher than our tax expense in 2007 primarily due to the $26.4 million valuation allowance release which reduced 2007’s tax expense. In 2007 a provision for income taxes was recorded at a rate of approximately 22 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the release of valuation allowances on deferred tax assets, the effect of foreign operations, offset somewhat by the impact of state taxes.
We record a deferred tax liability for US taxes expected to be incurred on our foreign subsidiaries’ earnings that are not considered to be permanently reinvested overseas. Prior to the quarter ending December 31, 2007, we had anticipated a certain amount of foreign earnings to not be permanently reinvested. During the three month period ending December 31, 2007, due to possible share repurchases or acquisitions, we concluded that a total of approximately $60 million of earnings of a foreign subsidiary were not considered permanently reinvested since the funds were required for possible share repurchases or acquisitions. This change had the effect of increasing full year tax expense by approximately $13 million.
During the three month period ending December 31 2007, we also evaluated our projections of the Company’s future US taxable income and released approximately $27.6 million of valuation allowances relating to federal research tax credit and foreign tax credit carryforwards, of which $26.4 million reduced tax expense and approximately $1.2 million reduced goodwill.
In 2006 a provision for income taxes was recorded at a rate of approximately 41 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the impact of state taxes, and the tax effect of our foreign operations; offset somewhat by adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.
We had a gross deferred tax asset of $121 million at December 31, 2008. This deferred tax asset is reduced by a valuation allowance of $61 million, for a net balance of $60 million. In order to realize our net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions to obtain the recorded benefit from the reversal of temporary differences (i.e., between book and tax basis), and from tax loss and credit carryforwards. Based on the plans and estimates we are using to manage the underlying business, we believe that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made. See Note Eight to the Consolidated Financial Statements — Income Taxes, Part II, Item 8.
Net income per share
(Dollars and shares in millions)

	2008	Change	2007	Change	2006
Net income	$138.6	(7%)	$148.9	57%	$95.1
Percentage of total revenues	12%		15%		11%

Basic:
Net income per share	$1.69	2%	$1.65	56%	$1.06

Shares used in computing basic net income per share	82.1	(9%)	90.0	*	89.6

Diluted:
Net income per share	$1.64	2%	$1.61	56%	$1.03

Shares used in computing diluted net income per share	84.5	(9%)	92.6	*	92.3

*	Not meaningful
In 2008 the decrease in net income compared to 2007 was due to the various factors discussed above, primarily the increase in operating income offset an increase in tax expenses and a reduction of non-operating interest income and expense, net.
In 2008, shares used in computing basic and diluted net income per share decreased 9 percent compared to 2007. The decreases were due primarily to shares repurchased in accordance with a self-tender offer to repurchase $300 million of common stock offset somewhat by the exercises of employee stock options.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $24.99 per share, the adjusted conversion price. As the average price of the Company’s stock did not exceed the conversion price in the fourth quarter of 2008, the 2008 computation of diluted earnings per share excludes the dilutive effects of the Company’s convertible debt. See Note Fifteen to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.
Liquidity and capital resources
(Dollars in millions)

	2008	Change	2007	Change	2006
Working capital	$518.0	(14%)	$604.7	33%	$455.1

Cash and cash equivalents	$611.4	1%	$604.8	70%	$355.3

Net cash provided by operating activities	$295.5	16%	$254.0	18%	$214.6

Net cash provided by (used for) investing activities	$(14.6)	*	$86.7	*	$(276.3)

Net cash provided by (used for) financing activities	$(245.9)	118%	$(112.6)	*	$(0.1)

*	Not meaningful

Our primary source of cash is collections from our customers following the purchase of our products and services. Our business activity and cash generation was strong in 2008. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful impact on the cash flows generated by our business to date.
Our primary use of cash is payment of our operating costs, which consist primarily of compensation, benefits and other employee-related expenses, as well as other operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses and to fund our stock repurchase program.
As a result of recent volatile conditions in global capital markets, general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the U.S. government. At December 31, 2008, our principal sources of liquidity were cash (excluding long-term cash investments), cash equivalents and short-term marketable securities totaling $620.1 million and accounts receivable of $270.4 million.
At December 31, 2008, we had $611.4 million invested in money market funds, bank time deposits, savings accounts and checking accounts. Our short-term investments totaling $8.7 million consisted principally of marketable securities held in a Rabbi Trust under non-qualified deferred compensation plans. See Note Two to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. Approximately 40 percent of our cash is held outside the U.S.. As discussed above in Critical Accounting Policies — Income Taxes, approximately $50 million of these funds are considered permanently reinvested in our foreign operations. Management may, from time to time, revise its estimates of foreign subsidiaries’ earnings permanently reinvested depending on US cash needs. Such changes will correspondingly affect US taxable income. In addition, management periodically evaluates whether funds not permanently reinvested can be repatriated based on local country operating needs, foreign governmental and regulatory controls and/or dividend restrictions and any additional U.S. or foreign taxes when repatriated.
At December 31, 2008, long-term cash investments included auction rate securities with an estimated fair value of $15.5 million and a par value of $28.9 million. These investments have failed to settle at auction since August 2007 due to a lack of market. At this time, these investments are not liquid. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of ARS liquidity to adversely affect our ability to conduct business. See “Short-term and Long-term Cash Investments and Auction-Rate Securities” below for further discussion on these securities.
Our only significant debt is a $460 million convertible debt instrument which may be put to us or called by us in February 2010. See Note Fifteen to Consolidated Financial Statements, Part II, Item 8. Though it may be somewhat dependent upon the actions of our noteholders (if some or all of them decide to put the convertible note to us), it is our current expectation that this instrument will be repaid in February 2010, possibly through the issuance of another debt instrument. That said, at this time, we believe our cash and cash equivalents of $611.4 million and future cash flow from operations is sufficient to pay the notes if they are redeemed.
Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. This will result in increases in previously reported and future interest expense and reductions in our net income in prior and future years.
Working Capital
The decrease in working capital during 2008 was primarily due changes in our cash balance. Such changes in our cash balance reflect the net use of $306 million to fund stock buybacks offset by net cash flows provided from operations of $295.5 million. The increase in working capital during 2007 is primarily due to net cash provided from operations and investing activities of $254.0 million and $86.7 million respectively.
Cash Flow
Net cash provided by operating activities increased by 16.3 percent in 2008 to $295.5 million primarily due to an increase in non-cash expenses, increases in income taxes payable, and decreases in prepaid taxes from the collection of certain tax refunds. The primary use of cash was for an increase in accounts receivable. Our days sales outstanding in accounts receivable was 80 days for the year ended December 31, 2008 compared to 75 days for the year ended December 31, 2007. The increased days sales outstanding was due to a larger amount of sales transactions occurring closer to the end of the fourth quarter compared with the same period in 2007. Net cash provided by operating activities increased 18 percent in 2007 compared to 2006 primarily due to a $53.8 million increase in net income. This was partially offset by changes in non-cash expenses related to stock compensation expense, accounts receivable and prepaid taxes.
Net cash used for investing activities was $14.6 million for 2008 compared to a $86.7 million source of cash in 2007. The primary uses of cash for investing activities were for capitalized software development business combinations, and purchases of property, equipment and improvements; partially offset by maturities and sales of short-term investments during 2008. Net cash provided by investing activities increased $363.0 million from 2006 to 2007. The increase in net cash used for investing activities is primarily due to the liquidation of marketable securities to fund our acquisition of Mobile 365 in 2006.
Net cash used for financing activities was $245.9 million for 2008 compared to a $112.6 million use of cash for the 2007. The increase in cash used for financing activities is primarily due to a $306.1 million repurchase of our common stock during 2008, partially offset by net proceeds from the reissuance of treasury stock associated with stock option exercises and our employee stock purchase plan totaling $50.0 million. Net cash used for financing activities totaled $112.6 million in 2007 compared to $0.1 million in 2006. The increase in cash used for financing activities in 2007 is primarily due to purchases of treasury stock which increased $106.9 million in 2007 from 2006.
Revaluation of cash denominated in currencies other than US dollars had a negative impact on cash of $28.4 million during 2008.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2008, aggregate amounts purchased under the Stock Repurchase Program totaled $1,197.4 million. During 2008, we repurchased 11.0 million shares at a cost of $306.1 million. The majority of the 2008 purchases occurred on April 15, 2008, when we completed a self-tender offer on 10.7 million shares of our common stock for $28 per share at a total cost of $300 million. On April 26, 2006 our Board of Directors approved a $250 million increase to our Stock Repurchase Program. Approximately $77.5 million remained available in the Stock Repurchase Program at December 31, 2008.
On July 4, 2008 we acquired certain businesses from Cable and Wireless. On December 30, 2008 we acquired Paybox Solutions AG. See Note Eleven to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.
In response to the uncertain economic climate and the constrained short-term credit market, in the fourth quarter of 2008 we reassessed and tightened our credit extension policy. The effect of the reassessment resulted in deferral of revenue in certain cases.
At December 31, 2008 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents and investments or incur additional debt to fund such activities in the future. Additionally, in order to fund such investment we may decide to repatriate certain funds held outside the US. The repatriation of such funds could result in the payment of additional US taxes.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2008, we had identifiable net assets totaling $416.9 million associated with our foreign operations. We experience foreign exchange transaction exposure on our net assets and liabilities denominated in currencies other than the US dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange translation exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. The principal currencies hedged during 2008 were the Euro, British Pound, South African Rand, and Singapore dollar. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management — Foreign Exchange Risk,” below.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with maturities of three months or less at the time of purchase and demand deposits with financial institutions. The increase in cash and cash equivalents together with cash investments during 2008 is due to increases in cash from operations partially offset by stock repurchases.
Short-term and Long-term Cash Investments and Auction-Rate Securities
Short-term cash investments consist principally of a defined set of mutual funds that are invested as directed by participants of the Rabbi Trust established in 1994 related to our Executive Deferred Compensation Plan. Short term cash investments also include short-term bank deposits with maturities up to one year.
As of December 31, 2008, long-term cash investments totaling $15.5 million consist of six auction rate securities (ARS) with an aggregate par value of $28.9 million. As of December 31, 2008, the other-than-temporary impairment associated with these six ARS totaled $13.4 million.
Contractual Obligations
Our contractual obligations at December 31, 2008 are summarized as follows:

	Payments Due by Period
(Dollars in Millions)		2009	2010-2011	2012-2013
Contractual Obligations	Total	Commitments	Commitments	Commitments	After 2013
Operating leases	$229.9	$46.7	$68.9	$48.3	$66.0
Capital lease	10.3	1.0	1.9	1.9	5.5
Debt obligations:
Sale-and-leaseback	2.1	0.4	0.9	0.8	—
Note(s) payable	2.7	0.9	0.4	0.4	1.0
Convertible subordinated notes	472.1	8.1	464.0	—	—
Purchase Obligations	17.3	13.2	4.1	—	—
Accrued income taxes	17.6	17.6	—	—	—

Total commitments	$752.0	$87.9	$540.2	$51.4	$72.5

Upon completion of our acquisition of Extended Systems Incorporated (ESI) in October 2005, we assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters building and land in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement we have an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on our balance sheet at December 31, 2008.
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
As part of the 15-year capital lease agreement entered into for our Waterloo, Canada facility (see Note Six to Consolidated Financial Statements, Part II, Item 8), we entered into an agreement with the landlord to finance approximately $1.5 million of tenant improvements at an annual interest rate of 8.76%. The loan requires monthly payments of $14,955 which includes both principal and interest commencing October 2004 through October 2019.
On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of our future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. We used approximately $125 million of the proceeds to repurchase 6.7 million shares of Sybase stock in February of 2005. For purposes of determining the total principal and interest payment commitments above, we have assumed the notes will be held until the first day we may redeem the notes, March 1, 2010. See Note Fifteen to Consolidated Financial Statements, Part II, Item 8.
We have other long-term liabilities reflected in the Consolidated Balance Sheets, including Long-term tax liabilities related to FIN48 contingencies of approximately $32 million. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.
New Accounting Pronouncements
FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1, which is effective January 1, 2009 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption is required. As a result, interest expense will be retrospectively imputed and recognized on our convertible subordinated notes (“Notes”) based upon the difference between the Notes 1.75 percent coupon rate and the nonconvertible debt borrowing rate which would have applied to us in February of 2005 when we issued the Notes. This imputed interest will result in lower net income. Upon adoption of FSP APB 14-1 in 2009, we will record a debt discount, which will be amortized to interest expense through February 22, 2010, representing the first date on which holders of the Notes may require us to repurchase all or a portion of their notes. In addition, we will retrospectively record a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively. This will result in a retrospective non cash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the Notes will be retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million.
The convertible debt is our only instrument which falls under FSP APB 14-1. FSP APB 14-1 will be applied to the convertible debt from its inception date. The cumulative effect of such application will be captured with an adjustment to our opening 2007 retained earnings balance. The cumulative effect of this change will total approximately $16.5 million on periods prior to 2007. 2009 interest expense will increase approximately $18.9 million due to this change. 2009 after tax diluted earnings per common share will be reduced correspondingly by $0.13.
SFAS 141(R), “Business Combinations"
In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the tangible and intangibles assets acquired. FAS 141(R) will result in a number of significant changes from current practice, including: the definitions of a “business” and a “business combination” will be expanded; contingent considerations will be recognized at their fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. Except for certain income tax accounting, FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. Generally, the effects of SFAS 141(R) will depend on future acquisitions. FAS 141(R) applies retrospectively to our deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. If in the future the realization of these tax loss carryforwards is evaluated as being more likely than not, then under current generally accepted accounting principles the tax benefit would have been credited to goodwill. Under FAS 141(R), any tax benefit will now be credited to our operations. As of December 31, 2008, approximately $22 million of our valuation allowance relates to acquired federal tax loss carryforwards.
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets"
In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As we evaluate the useful lives of recognized intangible assets we will apply the FSP and expand our disclosures accordingly.
FSP FAS 157-2, “Effective Date of FASB Statement No. 157"
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not expect the adoption of FSP FAS 157-2 will have a material impact on our financial position, results of operations, or cash flows.

SFAS 160, “NonControlling Interests in Consolidated Financial Statements”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “NonControlling Interests in Consolidated Financial Statements” FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. The provisions of FAS 160 are effective for the fiscal year beginning January 1, 2009. FAS 160 will change the presentation of our noncontrolling interests in our balance sheet and income statement. Specifically, noncontrolling interests will now appear as a separate component of consolidated equity in our balance sheet rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income will be attributed to both the controlling and noncontrolling interests. Earnings per share will continue to be calculated based on net income attributable to our controlling interest. We do not expect the adoption of FAS 160 will have a material impact on our financial position, results of operations, or cash flows.
SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities"
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of FAS 161 are effective for the fiscal year beginning January 1, 2009. We do not expect the adoption of FAS 161 will have a material impact on our financial position, results of operations, or cash flows.
EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"
In June 2008 the FASB ratified EITF consensus No. 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. Such determination is required when assessing whether certain financial instruments should be accounted for as derivative instruments. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of EITF 07-5 will have a material impact on our financial position, results of operations, or cash flows.
EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits"
In June 2008, the FASB ratified EIFT consensus No. 08-3, “Accounting by Lessees for Maintenance Deposits” (EITF 08-3). EITF 08-3 clarifies how a lessee accounts for a maintenance deposit under an arrangement accounted for as a lease that is refunded only if the lessee performs specified maintenance activities. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 08-3 will have a material impact on our financial position, results of operations, or cash flows.
EITF No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5"
In June 2008, the FASB ratified EITF consensus No. 08-4 “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4). EITF 08-4 provides guidance for accounting for convertible securities with Beneficial Conversion Features that are in the money at the time off issuance. The issue is effective for financial statements issued for fiscal years ending after December 15, 2008. We do not expect the adoption of EITF 08-4 will have a material impact on our financial position, results of operations, or cash flows.

See Note One to Consolidated Financial Statements — Recent Accounting Pronouncements, Part II, Item 8.
Financial Risk Management
Foreign Exchange Risk
The functional currency of our international operating subsidiaries is generally the local currency. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses from translating these amounts into U.S. dollars for subsidiaries that conduct their business in a currency other than the U.S. dollar, are reflected in “Accumulated other comprehensive income” under “Stockholders’ equity” on the balance sheet. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations. As of December 31, 2008, we had identifiable net assets totaling $817.2 million worldwide. Of those net assets, $416.9 million were associated with our foreign operations.
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
We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were ($4.2) million, $0.3 million and $0.3 million in 2008, 2007 and 2006, respectively. The realized loss of $4.2 million on our outstanding forward contracts as of December 31, 2008 was due to fluctuation in foreign exchange rates in September and October of 2008. The tables below provide information about our forward contracts as of December 31, 2008 and 2007.

(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2008	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$1,473	0.8183
Euro	$18,294	1.3965
Mexican Pesos	$1,278	13.9255
Indian Rupee	$2,016	48.6000

Contracts for the sale of GBP and purchase of:
South African Rand	$8,943	13.7971

Contracts for the purchase of US Dollars and sale of:
British Pound	$1,161	0.6889
Singapore Dollar	$1,386	0.6931

Contracts for the purchase of Euros and sale of:
Swedish Krona	$1,332	11.0047
Swiss Franc	$2,804	1.4951
UK Pound	$17,709	0.9621
Norwegian Krone	$1,407	9.7286
Singapore Dollars	$4,369	2.0138
South African Rand	$9,710	13.2743

Total	$71,882
(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2007	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$18,438	1.0130
Euro	$15,056	1.4618
Singapore Dollars	$2,018	0.6957

Contracts for the sale of GBP and purchase of:
South African Rand	$1,299	13.7194

Contracts for the purchase of US Dollars and sale of:
Japanese Yen	$16,899	111.8400
British Pound	$5,544	0.5051
Korean Won	$1,814	937.2000

Contracts for the purchase of Euros and sale of:
Swedish Krona	$524	9.4842
Swiss Franc	$2,292	1.6572
UK Pound	$19,585	0.7384
Norwegian Krone	$3,388	7.9763
Australian Dollars	$2,621	1.6718
Hong Kong Dollars	$1,667	11.3904
South African Rand	$2,466	10.1288
Malaysian Ringits	$908	4.8268

Total	$94,519

Interest Income Rate and Investment Level Risk
Our investments consist primarily of taxable short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. Based on our intentions regarding investments, we classify our investments as either held-to-maturity, available-for-sale or trading securities. Held-to-maturity investments are reported on the balance sheet at amortized cost. Available-for-sale and trading securities are reported at market value.
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
Changes in the overall level of interest rates and investment levels affect our interest income that is generated from our investments. For 2008 total interest income was $23.8 million with investments yielding 3.63 percent on a worldwide basis on an average investment portfolio that totaled $647 million. This interest rate level was down from the 4.48 percent yield earned during 2007. If interest rates fell by a similar amount (1.17 percent) in 2009, our interest income would decline approximately $7.9 million assuming consistent investment levels.
The table below presents the cash, cash equivalents, cash investments, trading securities and the related weighted average interest rates for our investment portfolio at December 31, 2008. The cash, cash equivalents, cash investments, and trading securities balances approximate fair value at December 31, 2008.

	Amortized	Weighted Average
(Dollars in Thousands)	Principal Amount	Interest Rate
Cash and cash equivalents	$611,364
Cash investments	15,606
Trading securities	8,638

Total	$635,608	3.14%
Default Risk
We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure with any one issuer. We mitigate default risk by investing in safe, high investment grade securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, with the exception of failed auction securities described below. We have no cash flow exposure due to rate changes for our investment portfolio, since all investments are made in securities with fixed interest rates.
Failed Auction Securities
A small proportion of our investment portfolio is held in Auction Rate Securities with credit ratings ranging from AA to AAA at the time of purchase. The securities, which met Sybase’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. ARS are floating rate securities with long-term nominal maturities of 25 to 30 years which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS we hold consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. At December 31, 2008 we held approximately $15.5 million in estimated market value in ARS for which the reset auctions have failed. The par value of these securities is $28.9 million. The write-downs on these securities have been booked in Other Income and Expense. In addition the investments currently lack short-term liquidity and we will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a reasonable secondary market which currently does not exist. Therefore, we have moved the balance sheet classification of these investments from short term to long term. Any future evaluations by the credit agencies could result in downgrades to the credit ratings of the ARS we hold. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of short-term liquidity for the ARS to adversely affect our ability to conduct business. See Note Two to Consolidated Financial Statements, Part II, Item 8.
Interest Expense Rate Risk
Borrowings, which were at fixed rates, as of December 31, 2008, were $460 million. Interest expense was $11.5 million for 2008. Sybase might decide to borrow additional funds in the future. The potential interest rates could be higher in the future than in our past borrowing. A 50 basis point increase in interest rates of our borrowings subject to variable interest rate fluctuations would increase our interest expense by $2.3 million annually. Additionally, as further discussed in Note One to Consolidated Financial Statements, Part II, Item 8, FSP APB 14-1 takes effect January 1, 2009 and will increase the amount of interest expense we recognize.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is presented under “MD&A — Financial Risk Management,” Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion on the effectiveness of internal control over financial reporting as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Sybase, Inc.
We have audited Sybase, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sybase, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sybase, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sybase, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
February 26, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sybase, Inc.
We have audited the accompanying consolidated balance sheets of Sybase, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sybase, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
February 26, 2009

Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share and per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$611,364	$604,808
Short-term cash investments	8,689	93,462

Total cash, cash equivalents and short-term cash investments	620,053	698,270
Restricted cash	2,773	3,424
Accounts receivable, less allowance for doubtful accounts of $3,888 (2007 - $3,735)	270,400	245,267
Deferred income taxes	45,524	37,979
Prepaid income taxes	4,932	17,604
Prepaid expenses and other current assets	34,208	25,182

Total current assets	977,890	1,027,726
Long-term cash investments	15,513	36,637
Restricted long-term cash investments	41	—
Property, equipment and improvements, net	62,263	64,841
Deferred income taxes	26,474	10,038
Capitalized software, net	82,400	74,278
Goodwill	527,151	533,339
Other purchased intangibles, less accumulated amortization of $177,839 (2007 — $147,311)	113,970	130,608
Other assets	29,715	36,016

Total assets	$1,835,417	$1,913,483

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$26,300	$30,290
Accrued compensation and related expenses	80,031	63,852
Accrued income taxes	17,562	273
Other accrued liabilities	124,050	124,849
Deferred revenue	211,903	203,734

Total current liabilities	459,846	422,998

Other liabilities	44,788	44,669
Deferred income taxes	11,898	14,115
Long-term tax liability	32,082	30,807
Long-term deferred revenue	4,535	4,937
Minority interest	5,095	5,147
Convertible subordinated notes	460,000	460,000

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none Issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 79,571,991 shares outstanding (2007 — 105,337,362 shares issued and 87,210,339 shares outstanding)	105	105
Additional paid-in capital	1,054,517	1,019,930
Accumulated earnings	367,286	241,329
Accumulated other comprehensive income	36,912	66,954
Cost of 25,765,371 shares of treasury stock (2007 — 18,127,023 shares)	(641,647)	(397,508)

Total stockholders’ equity	817,173	930,810

Total liabilities and stockholders’ equity	$1,835,417	$1,913,483

See accompanying notes.

Consolidated Statements of Operations

	For the years ended December 31
(In thousands, except per share data)	2008	2007	2006
Revenues:
License fees	$383,661	$344,807	$326,751
Services	572,090	544,209	531,172
Messaging	176,179	136,514	18,240

Total revenues	1,131,930	1,025,530	876,163

Costs and expenses:
Cost of license fees	67,342	53,114	50,540
Cost of services	160,604	157,790	152,962
Cost of messaging	107,757	82,598	11,097
Sales and marketing	285,376	266,995	263,281
Product development and engineering	146,932	152,571	149,510
General and administrative	138,980	129,319	106,025
Amortization of other purchased intangibles	14,716	13,783	7,331
Cost of restructuring	167	797	1,653

Total costs and expenses	921,874	856,967	742,399

Operating income	210,056	168,563	133,764
Interest income	23,813	33,521	38,662
Interest expense and other income, net	(26,768)	(12,144)	(11,028)
Minority interest	51	12	(81)

Income before income taxes	207,152	189,952	161,317
Provision for income taxes	68,581	41,102	66,253

Net income	$138,571	$148,850	$95,064

Basic net income per share	$1.69	$1.65	$1.06

Shares used in computing basic net income per share	82,060	90,019	89,557

Diluted net income per share	$1.64	$1.61	$1.03

Shares used in computing diluted net income per share	84,455	92,598	92,251

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

	Three years ended December 31, 2008
					Accumulated
	Common stock		Additional		Other		Unearned
	Outstanding	Par	paid-in	Accumulated	Comprehensive	Treasury	Stock
	Shares	Value	capital	Earnings/	Income/(Loss)	Stock	Compensation	Total
(Dollars and shares in thousands)				(Deficit)
Balances at December 31, 2005	90,531	$105	$953,771	$16,195	$19,231	$(277,510)	$(12,962)	$698,830
Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,467	—	—	(18,744)	—	69,317	—	50,573
Treasury stock repurchased due to Forfeiture in restricted stock option plan	(23)			302	—	(305)	—	(3)
Acquisition of treasury stock	(2,693)	—	—	—	—	(59,815)	—	(59,815)
Reclassification of unearned stock compensation balance upon adoption of SFAS 123(R)	—	—	(12,962)	—	—	—	12,962	—
Stock-based compensation – restricted Stock	—	—	8,141	—	—	—	—	8,141
Stock-based compensation – all other	—	—	13,585	—	—	—	—	13,585
Tax benefit from stock-based compensation plans	—	—	15,137	—	—	—	—	15,137

Subtotal	91,282	105	977,672	(2,247)	19,231	(268,313)	—	726,448
Net income	—	—	—	95,064	—	—	—	95,064
Foreign currency translation adjustments	—	—	—	—	21,521	—	—	21,521
Unrealized gains on marketable securities	—	—	—	—	98	—	—	98

Comprehensive income								116,683

Balances at December 31, 2006	91,282	$105	$977,672	$92,817	$40,850	$(268,313)	$—	$843,131

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	2,514	—	3,985	(338)	—	37,543	—	41,190
Acquisition of treasury stock	(6,586)	—	—	—	—	(166,738)	—	(166,738)
Stock-based compensation – restricted Stock	—	—	10,155	—	—	—	—	10,155
Stock-based compensation – all other	—	—	13,889	—	—	—	—	13,889
Tax benefit from stock-based compensation plans	—	—	14,229	—	—	—	—	14,229

Subtotal	87,210	105	1,019,930	92,479	40,850	(397,508)	—	755,856
Net income	—	—	—	148,850	—	—	—	148,850
Foreign currency translation adjustments	—	—	—	—	26,881	—	—	26,881
Unrealized losses on marketable securities	—	—	—	—	(540)	—	—	(540)
Adjustment to apply FASB Statement No. 158	—	—	—	—	(237)	—	—	(237)

Comprehensive income								174,954

Balances at December 31, 2007	87,210	$105	$1,019,930	$241,329	$66,954	$(397,508)	$—	$930,810

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,313	—	594	(12,614)	—	61,972	—	49,952
Acquisition of treasury stock	(10,951)	—	—	—	—	(306,111)	—	(306,111)
Stock-based compensation – restricted Stock	—	—	10,236	—	—	—	—	10,236
Stock-based compensation – all other	—	—	12,279	—	—	—	—	12,279
Tax benefit from stock-based compensation plans	—	—	11,478	—	—	—	—	11,478

Subtotal	79,572	105	1,054,517	228,715	66,954	(641,647)	—	708,644
Net income	—	—	—	138,571	—	—	—	138,571
Foreign currency translation adjustments	—	—	—	—	(30,877)	—	—	(30,877)
Unrealized gains on marketable securities	—	—	—	—	835	—	—	835

Comprehensive income								108,529

Balances at December 31, 2008	79,572	$105	$1,054,517	$367,286	$36,912	$(641,647)	$—	$817,173

See accompanying notes.

Consolidated Statements of Cash Flows

	For the years ended December 31
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$138,571	$148,850	$95,064
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	105,915	87,923	72,803
Minority interest in income of subsidiaries	(51)	(12)	81
Loss on disposal of assets	2,498	37	811
Impairment of investment in auction rate securities	13,387	—	—
Deferred income taxes	(5,603)	(14,008)	(1,306)
Stock-based compensation – restricted stock	10,236	10,155	8,141
Stock-based compensation – all other	12,279	13,889	13,585
Tax benefit from stock-based compensation plans	11,478	14,229	15,137
Excess tax benefit from stock-based compensation plans	(11,182)	(14,485)	(9,569)
Amortization of note issuance costs	1,969	1,969	1,969
Changes in assets and liabilities:
Accounts receivable	(25,985)	(23,232)	6,005
Prepaid income taxes	12,672	(17,604)	—
Other current assets	(8,963)	372	3,552
Other assets – operating	4,218	2,202	(2,406)
Accounts payable	(4,740)	6,784	(7,838)
Accrued compensation and related expenses	7,508	3,708	2,427
Accrued income taxes	27,509	12,852	13,237
Other accrued liabilities	(5,706)	9,617	(828)
Deferred revenues	7,767	11,288	928
Other liabilities	1,737	(520)	2,817

Net cash provided by operating activities	295,514	254,014	214,610

Cash flows from investing activities:
(Increase) Decrease in restricted cash	610	2,590	(641)
Purchases of cash investments	(16,275)	(280,632)	(468,518)

Maturities of cash investments	38,299	241,292	282,403
Sales of cash investments	80,982	190,778	365,962
Business combinations, net of cash acquired	(35,368)	(6,848)	(399,676)
Purchases of property, equipment and improvements	(32,320)	(23,839)	(18,347)
Capitalized software development costs	(50,706)	(36,431)	(37,531)
(Increase) Decrease in other assets – investing	138	(188)	13

Net cash provided by (used for) investing activities	(14,640)	86,722	(276,335)

Cash flows from financing activities:
Repayments of long-term obligations	(910)	(1,582)	(403)
Net proceeds from the issuance of common stock and reissuance of treasury stock	49,953	41,190	50,570
Purchases of treasury stock	(306,111)	(166,738)	(59,815)
Excess tax benefit from stock-based compensation plans	11,182	14,485	9,569

Net cash used for financing activities	(245,886)	(112,645)	(79)

Effect of exchange rate changes on cash	(28,432)	21,414	18,366

Net increase (decrease) in cash and cash equivalents	6,556	249,505	(43,438)
Cash and cash equivalents, beginning of year	604,808	355,303	398,741

Cash and cash equivalents, end of year	$611,364	$604,808	$355,303

Supplemental disclosures:
Interest paid	$9,543	$9,663	$9,516
Income taxes paid, net of refunds	$25,643	$43,345	$34,442
See accompanying notes.

Notes to Consolidated Financial Statements
Note One: Summary of Significant Accounting Policies
The Company
Sybase, Inc. (Sybase or the Company) enables the Unwired Enterprise for customers and partners by delivering enterprise and mobile software solutions for information management, development and integration. Sybase solutions enable information to securely move back and forth from the data center to the end device, anytime and anywhere.
The Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile device management, mobile middleware platforms, database, synchronization, and Bluetooth and infrared protocol technologies; and Sybase 365 (SY365), which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS, multimedia messaging services or MMS, and GPRS roaming exchange services or GRX.
Principles of Consolidation
The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to revenue recognition, impairments of investments, goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, income taxes, restructuring, stock-based compensation, litigation and other contingencies. The Company bases its estimates on historical experience, observable and unobservable inputs under the 3-level SFAS 157 framework, and various other assumptions that are believed to be reasonable based on the specific circumstances. The Company’s management has discussed these estimates with the Audit Committee of Sybase’s Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
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
Concentration of Credit Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, cash investments and trade receivables. Investment policies have been designed to limit investments to triple-A credit instrument issuers at the time of purchase. As of December 31, 2008, investments classified as long-term cash investments includes six auction rate securities (ARS) with a par value of $28.9 million at the time of purchase. ARS are floating rate securities with long-term nominal maturities which are marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. Beginning in August 2007 and into September 2007, each of ARS auctions began to fail. The failed auctions initially have resulted in higher interest rates being earned on these investments than if the auctions had not failed, but there can be no assurance that such higher interest levels will be maintained. In addition the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until it sells the securities in a secondary market which currently does not exist. See Note Two – Financial Instruments. The Company does not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms and by the diversification of the Company’s customer base.
As of December 31, 2008 the Company invested $493.1 million in various money market funds and in various geographies. FDIC insurance coverage related to these investments is insignificant.
Capitalized Software
The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by SFAS 86. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $409.8 million and $359.1 million, at December 31, 2008 and 2007, respectively, and related accumulated amortization was $327.4 million, and $284.8 million, respectively. Capitalized software amortization and write-off charges included in cost of license fees were $42.9 million, $33.1 million and $31.2 million for 2008, 2007 and 2006, respectively.
SFAS 86 also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimated future gross revenues reduced by estimated future costs of completing and disposing of the product, the excess is written off. If the estimated future gross revenue associated with certain of the Company’s software products were to be reduced, write-offs of capitalized software costs might be required. Amortization of capitalized software cost includes write-offs of $4.1 million in 2008. There were no significant write-offs in 2007 or 2006.
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
Goodwill and Other Purchased Intangible Assets
The Company accounts for goodwill and other purchased intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The Company conducted the annual impairment testing required by SFAS 142 of the IPG and iAS operating units as of December 31, 2008, 2007, and 2006 and for the SY365 operating unit as of December 31, 2008 and 2007. The analysis for these years did not indicate an impairment for any of the Company’s reporting units. Therefore, no impairment loss was recognized for these years.

Other purchased intangible assets have generally resulted from business combinations accounted for as purchases (see Note Eleven below). Other purchased intangibles with determinate lives are amortized using the straight-line method over periods of 3 to 10 years to align with timing of expected future cash flows. Other purchased intangibles with indeterminate lives (e.g., trade names) are not amortized.
Impairment of Long-Lived Assets
The Company complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and other purchased intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. In 2008, the Company wrote off $4.5 million of certain purchased technologies and $2.5 million of internal use software. There were no such significant impairment losses in 2007. Impairment losses of internal use software were $1.5 million in 2006.
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
The Company generates a significant portion of its messaging revenue from per message transaction fees and, to a lesser extent, from fixed price messaging arrangements providing for the delivery of an unlimited number of messages for a specified period of time, and revenue share agreements related to third party content. Assuming all other criteria have been met the Company recognizes revenue from transaction fees based upon the number of messages successfully processed by its platforms and delivered in accordance with the terms of its arrangements. The Company recognizes revenue from the fixed price messaging arrangements ratably over the period of time specified in the agreement
In some instances mobile operators, content providers, and other enterprises enter into revenue sharing arrangements with the Company. Under a standard revenue sharing transaction the Company delivers content from a third party provider to the cell phone of a mobile operator’s subscriber. Third party content includes, among other, ringtones, wallpapers, interactive games, competitions, directory inquiry services, and information services. The subscriber is invoiced by their mobile operator, who upon receipt of payment, remits a portion of the charge to the Company. Upon payment from the mobile operator, the Company remits payment to the third party content provider. In accordance with EITF 99-19, the Company has determined that it acts as an agent under these revenue sharing arrangements and accordingly, record as revenue the net amount retained by the Company. The net amount retained by the Company reflects the gross amount billed the operator less amounts due to the third party content provider.
Foreign Currencies
The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated into U.S. dollars using the average exchange rate for the period. Gains and losses from this translation process are credited or charged to the “accumulated other comprehensive loss” account included in stockholders’ equity. Foreign currency transaction gains and losses are included in interest expense and other, net in the consolidated statements of operations.
In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of inter-company balances between Sybase entities resulting from software license royalties, accounts receivable, intercompany messaging revenues and expenses, and certain management, research, and administrative services. These exposures are denominated in many foreign currencies, primarily the Euro, South African rand, UK pound, and Singapore dollar. These forward exchange contracts are recorded at fair value and the resulting gains and the losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses on hedged balances. All foreign exchange contracts have a life of approximately 30 days. The Company does not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were ($4.2) million, $0.3 million and $0.3 million in 2008, 2007 and 2006, respectively.
Income Taxes
The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) to account for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Refer to Note Eight below.
Stock-Based Compensation
The Company’s stock-based employee compensation plans are described in Note Seven – Stockholders’ Equity.
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
Net Income Per Share
Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options, stock option appreciation rights, unvested restricted stock, and the Company’s convertible subordinated debt. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options, vesting of restricted stock, and stock appreciation rights using the treasury stock method. The dilutive effect of stock options, restricted stock, and stock appreciation rights includes performance based restricted common stock granted to certain executives and employees of 0.5 million shares and 0.4 million shares in 2008 and 2007, respectively. The computation of diluted earnings per share includes the dilutive effects of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price, if any. Such computation includes computing the excess, if any, of the average price of the Company’s common stock over the conversion price of $24.99 per share. The Company calculates the average stock price in accordance with the terms of the debt agreement. The Company has consistently applied this policy to all periods in which the convertible debt had a dilutive effect on earnings per share. In 2007, the computation of diluted earnings per share includes the dilutive effects of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price in which the average price of the Company’s common stock during the final portion of the fourth quarter exceeded the conversion price. As the average price of the Company’s stock did not exceed the conversion price in the fourth quarter of 2008 or 2006, the 2008 and 2006 computations of diluted earnings per share excludes the dilutive effects of the Company’s convertible debt. See Note Fifteen – Convertible Subordinated Notes.

The following shows the computation of basic and diluted net income per share at December 31:

(In thousands, except per share data)	2008	2007	2006
Net income	$138,571	$148,850	$95,064

Shares used in computing basic net income Per share	82,060	90,019	89,557

Dilutive effect of stock options, restricted stock, and stock appreciation rights	2,395	2,109	2,694

Dilutive effect of convertible subordinated debt	—	470	—

Shares used in computing diluted net income Per share	84,455	92,598	92,251

Basic net income per share	$1.69	$1.65	$1.06

Diluted net income per share	$1.64	$1.61	$1.03
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share, were 2.4 million, 3.1 million and 5.2 million in 2008, 2007 and 2006, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
Comprehensive Income
Comprehensive income includes net earnings and other changes to stockholders’ equity not reflected in net income. The Company’s components of other comprehensive income consist of foreign currency translation adjustments, unrealized gain/loss on available-for-sale securities, and adjustment to apply FASB Statement No. 158.
Advertising
The Company expenses its advertising costs as they are incurred. The Company’s advertising expenses for the years ended December 31, 2008, 2007 and 2006 were approximately $6.3 million, $6.7 million and $11.1 million, respectively.
Recent Accounting Pronouncements
FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which is effective January 1, 2009. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption is required. As a result, interest expense will be imputed and recognized on the Company’s convertible subordinated notes (“Notes”) based upon the difference between the Notes 1.75 percent coupon rate and the nonconvertible debt borrowing rate which would have applied to the Company in February of 2005 when it issued the Notes. This imputed interest will result in lower net income. Upon adoption of FSP APB 14-1 in 2009, the Company will record a debt discount, which will be amortized to interest expense through February 22, 2010, representing the first date on which holders of the Notes may require the Company to repurchase all or a portion of their notes. In addition, the Company will record a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively. This will result in a non cash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the Notes will be retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million.
SFAS 141(R), “Business Combinations”
In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the tangible and intangibles assets acquired. FAS 141(R) will result in a number of significant changes from current practice, including: the definitions of a “business” and a “business combination will be expanded;” contingent considerations will be recognized at their fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. Except for certain income tax accounting, FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. Generally, the effects of SFAS 141(R) will depend on future acquisitions. FAS 141(R) applies retrospectively to the Company’s deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. If in the future the realization of these tax loss carryforwards is evaluated as being more likely than not, then under current generally accepted accounting principles the tax benefit would have been credited to goodwill. Under FAS 141(R), any tax benefit will now be credited to the Company’s operations. As of December 31, 2008, approximately $22 million of our valuation allowance relates to acquired federal tax loss carryforwards.
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As the Company evaluates the useful lives of recognized intangible assets it will apply this FSP and expand its disclosures accordingly.
FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company has deferred the effective date of FAS 157 for its nonfinancial assets and nonfinancial liabilities accordingly. The Company does not expect the adoption of FSP FAS 157-2 will have a material impact on its financial position, results of operations, or cash flows.
SFAS 160, “NonControlling Interests in Consolidated Financial Statements”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “NonControlling Interests in Consolidated Financial Statements” FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. The provisions of FAS 160 are effective for the fiscal year beginning January 1, 2009. FAS 160 will change the presentation of the Company’s noncontrolling interests in its balance sheet and income statement. Specifically, noncontrolling interests would appear as a separate component of consolidated equity in on the balance sheet rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income would be attributed to both the controlling and noncontrolling interests. Earnings per share will continue to be calculated based on net income attributable to the Company’s controlling interest. The Company does not expect the adoption of FAS 160 will have a material impact on its financial position, results of operations, or cash flows.
SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of FAS 161 are effective for the fiscal year beginning January 1, 2009. The Company does not expect the adoption of FAS 161 will have a material impact on its financial position, results of operations, or cash flows.
EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
In June 2008 the FASB ratified EITF consensus No. 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. Such determination is required when assessing whether certain financial instruments should be accounted for as derivative instruments. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF 07-5 will have a material impact on its financial position, results of operations, or cash flows.
EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits”
In June 2008, the FASB ratified EIFT consensus No. 08-3, “Accounting by Lessees for Maintenance Deposits” (EITF 08-3). EITF 08-3 clarifies how a lessee accounts for a maintenance deposit under an arrangement accounted for as a lease that is refunded only if the lessee performs specified maintenance activities. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-3 will have a material impact on its financial position, results of operations, or cash flows.
EITF No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”
In June 2008, the FASB ratified EITF consensus No. 08-4 “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4). EITF 08-4 provides guidance for accounting for convertible securities with Beneficial Conversion Features that are in the money at the time off issuance. The issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company does not expect the adoption of EITF 08-4 will have a material impact on its financial position, results of operations, or cash flows.
Note Two: Financial Instruments
Cash, Cash Equivalents and Cash Investments
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2008, the Company has classified short-term bank deposits and Auction Rate Securities (ARS) as available-for-sale pursuant to SFAS 115. In addition, the Company has investments in mutual funds which are classified as trading securities. The Company’s policy for such investment trading mirrors the investment trading decisions as directed by participants of a Rabbi Trust related to a deferred compensation plan. Investments classified as available for sale are recorded at fair value and unrealized holding gains and losses (excluding impairments that are deemed other than temporary), net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses and impairments that are deemed other than temporary are determined on the specific identification method and are reflected in income. Investments classified as trading securities are recorded at fair value and unrealized gains and losses and realized gains and losses are included in the earnings of the Company.
Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term money market instruments with maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of the short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices. In 2008, current and long-term cash investments consist principally of short-term bank deposits, mutual funds held in a Rabbi Trust, and ARS. In 2007, current and long-term cash investments consisted principally of commercial paper, corporate bonds, U.S. and Canadian government obligations and U.S. government sponsored enterprise obligations with stated maturities between 90 days and up to three years and are recorded at amounts that approximate fair value. With the exception of the ARS, fair value estimates are based on quoted market prices. No individual investment security equaled or exceeded two percent of total assets.
At December 31, 2008 cash equivalents, short term and long term cash investments and their amortized costs, unrealized gains and losses and approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	Fair Market
(In thousands)	Cost	Gains	Losses	Value
December 31, 2008:
Cash and cash equivalents	$611,364	$—	$—	$611,364
Short-term bank deposits (maturities of one year or less)	51	—	—	51
Trading securities	8,638	—	—	8,638
Long-term corporate notes and bonds (maturities over one year)	15,513	—	—	15,513

	$635,566	$—	$—	$635,566

December 31, 2007:
Cash and cash equivalents	$604,808	$—	$—	$604,808
Short-term corporate notes and bonds (maturities of one year or less)	42,201	69	(17)	42,253
Short-term government obligations (maturities of one year or less)	26,468	8	(6)	26,470
Short-term government sponsored enterprise obligations (maturities of one year or less)	24,696	43	—	24,739
Long-term corporate notes and bonds (maturities over one year)	33,064	50	(1,536)	31,578
Long-term government obligations (maturities over one year)	5,063	—	(4)	5,059

	$736,300	$170	$(1,563)	$734,907

As of December 31, 2008, long-term cash investments totaling $15.5 million consist of six auction rate securities (ARS) with an aggregate par value of $28.9 million. ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS the Company holds consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. As of the fourth quarter of 2008, the credit ratings of four of the ARS were Baa1. The credit rating on a fifth ARS was Baa2. And the credit rating on a sixth ARS was B3. In addition the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until it sells the securities in a reasonable secondary market which currently does not exist.
During 2008, the Company recorded a charge to earning for other than temporary impairment losses totaling $13.4 million for the six ARS. In determining whether each ARS is other than temporarily impaired, the Company considered the guidance provided by FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and related guidance. This guidance specified that the Company consider a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing.
There were no unrealized gains or losses at December 31, 2008. The following table summarizes the fair value and gross unrealized losses related to 14 available for sale marketable securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

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

Restricted Cash
At December 31, 2008, the Company had approximately $2.8 million in restricted cash set aside for a guarantee against certain payroll and lease obligations in France, United Kingdom, Sweden, Norway, Denmark, and Australia.
Foreign Currency Forward Exchange Contracts
At December 31, 2008, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $2.5 million and $37.3 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amount of $23.1 million and to exchange British Pounds for South African Rand in the amount of $8.9 million. At December 31, 2007, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $24.3 million and $33.5 million, respectively, to exchange U.S. dollars into various foreign currencies in the amount of $35.5 million, and to exchange British Pounds for South African Rand in the amount of $1.3 million. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income. The realized loss of $4.2 million on our outstanding forward contracts as of December 31, 2008 was due to fluctuation in foreign exchange rates in September and October of 2008.
Fair Value Measurements
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$493,113	—	—	$493,113

Trading securities	$8,638	—	—	8,638

Available-for-sale cash investments	63,573	—	$15,513	79,086

Total	$565,324	—	$15,513	$580,837

Money market funds are included in cash and cash equivalents on the Company’s consolidated balance sheet. Level 1 available-for-sale cash investments consist of short-term bank deposits with maturities less than one year. These cash investments are included in cash and cash equivalents and short-term cash investments on the Company’s consolidated balance sheet. Level 1 trading securities are the defined set of mutual funds that are invested as directed by participants of the Rabbi Trust established related to the Company’s Deferred Compensation Plan. The trading securities are included in short-term cash investments on the Company’s consolidated balance sheet as of December 31, 2008. Level 3 assets consist of six ARS.

The fair values of the ARS as of December 31, 2008 are based on an estimation employing a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008 (in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$27,364
Reversal of unrealized loss in accumulated other comprehensive income	1,536
Impairment loss included in interest expense and other, net	(13,387)

Balance at December 31, 2008	$15,513

Note Three: Property, Equipment and Improvements

			Estimated useful
(In thousands)	2008	2007	lives
Computer equipment and software	$241,684	$228,474	3 to 5 years
Furniture and fixtures	58,603	62,185	5 to 10 years
Leasehold improvements and real property	77,188	78,578	Improvements
			over shorter of 5 years
			or lease term;
			property over 7 to
			40 years

	377,475	369,237
Less accumulated depreciation	(315,212)	(304,396)

Net property, equipment and improvements	$62,263	$64,841

Depreciation expense amounted to $29.7 million, $27.5 million and $24.2 million in 2008, 2007 and 2006, respectively. Included in operating expenses is the Company’s write-off of $2.5 million of internal use software in 2008.
Note Four: Goodwill and Other Purchased Intangibles
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	IPG	iAS	SY365	Consolidated Total
Balance at January 1, 2007	$96,186	$110,408	$333,709	$540,303

Goodwill recorded on CoboPlan acquisition	—	3,510	—	3,510

Addition in goodwill recorded on Mobile 365 acquisition	—	—	2,829	2,829

Reduction for utilization of acquired tax assets	(4,901)	(3,699)	(5,783)	(14,383)
Foreign currency translation adjustments and other	907	173	—	1,080

Balance at December 31, 2007	$92,192	$110,392	$330,755	$533,339

Goodwill recorded on Cable & Wireless acquisition	—	—	12,457	12,457

Goodwill recorded on Paybox acquisition	—	—	8,872	8,872

Reduction in goodwill recorded on Mobile 365 acquisition	—	—	(155)	(155)
Reduction for utilization of acquired tax assets	(17,149)	(7,367)	(937)	(25,453)

Foreign currency translation adjustments and other	(1,158)	(237)	(514)	(1,909)

Balance at December 31, 2008	$73,885	$102,788	$350,478	$527,151

The following table reflects the carrying amounts and accumulated amortization of other purchased intangible assets:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/31/08	12/31/08	12/31/08	12/31/07	12/31/07	12/31/07
Purchased technology	$169,758	$(125,265)	$44,493	$168,436	$(108,997)	$59,439

AvantGo tradenames	3,100	—	3,100	3,100	—	3,100

XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000

Covenant not to compete	319	(271)	48	319	(165)	154

Customer lists	114,632	(52,303)	62,329	102,064	(38,149)	63,915

Totals	$291,809	$(177,839)	$113,970	$277,919	$(147,311)	$130,608

Purchased technology is amortized over a period of 4 to 7 years; covenant not to compete is amortized over a period of 3 years; customer lists are amortized over a period of 5 to 10 years. The AvantGo and XcelleNet tradenames are assigned an indeterminate life and are not amortized but instead tested for impairment in the same manner as goodwill. At December 31, 2008, the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.3 years. At December 31, 2008, the weighted average amortization period of the gross carrying value of purchased technology and customer lists were 6.6 years and 7.9 years, respectively. Amortization expense for other purchased intangibles totaled $33.4 million, $27.4 million and $17.4 million in 2008, 2007 and 2006, respectively.
The Company reviews its other purchased intangible assets for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires the Company to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates, technology obsolescence, customer terminations including message customers due to technology interoperability and other factors could result in impairment losses associated with other purchased intangible assets. Cost of license fees includes the Company’s write-off of $4.5 million of certain purchased technologies in 2008. There were no such write-offs in 2007 or 2006.
Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (in thousands):

2009	27,540
2010	25,537
2011	20,227
2012	13,659
2013	11,683
Note Five: Other Assets
Other assets consist of the following (in thousands):

	2008	2007
Deposits	$23,693	$28,021
Other	6,022	7,995

	$29,715	$36,016

Deposits include an $13.9 million security deposit on a 15-year non-cancelable lease for the Company’s Dublin, California facility. Other includes $2.3 million of capitalized note issuance costs related to the Company’s issuance of convertible subordinated notes in 2005. See Note Fifteen to Consolidated Financial Statements.
Note Six: Lease Obligations, Other Liabilities and Commitments
Capital Lease
The Company leases office space and equipment under non-cancelable capital leases that expire through October 2019.
In May of 2003, the Company entered into a 15-year capital lease for a new facility in Waterloo, Canada. The lease requires monthly payments of approximately $79,163, which includes both principal and interest commencing October 2004 through October 2019. Gross assets of approximately $7.9 million and accumulated depreciation of $2.2 million have been recorded in relation to this capital lease as of December 31, 2008. This capital lease asset is captured on the Company’s balance sheet within property, equipment and improvements, net. The corresponding liability is captured within other liabilities.
Future minimum lease payments under capital lease obligations at December 31, 2008 are as follows (dollars in thousands):

2009	$1,000
2010	950
2011	950
2012	950
2013	950
Thereafter	5,500

Sub-total	10,300
Less amount representing interest	3,634

Total minimum lease payments	$6,666

Sale-and-Leaseback
Upon completion of the Company’s acquisition of Extended Systems Incorporated (ESI) in October 2005, the Company assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement the Company has an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on the balance sheet at December 31, 2008.
As part of the agreement, ESI entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2 percent of the sale price, or approximately $442,000. The Company is also obligated to pay all expenses associated with the building during the lease, including the costs of property taxes, insurance, operating expenses and repairs.
Leasehold Improvements Note
As part of the 15-year capital lease agreement entered into for the Company’s Waterloo, Canada facility (see discussion under Capital Lease Obligation above), the Company entered into an agreement with the landlord to finance approximately $1.5 million of leasehold improvements at an annual interest rate of 8.76 percent. The loan requires monthly principal and interest payments of $14,955, commencing October 2004 through October 2019. The corresponding liabilities of $0.1 million and $1.2 million at December 31, 2008 have been recorded in the current and long-term portions of other liabilities, respectively.

Operating leases and Commitments
The Company leases, or has committed to lease, certain office facilities and equipment under operating leases expiring through 2019 which generally require Sybase to pay operating costs, including property taxes, insurance and maintenance. The facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index, increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the lease.
Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2008 (including those provided for in the Company’s restructuring accrual) are as follows (dollars in thousands):

2009	$46,692
2010	39,152
2011	29,768
2012	26,603
2013	21,746
Thereafter	65,959

Total minimum lease payments*	$229,920

*	Minimum payments have not been reduced by minimum sublease rentals of $6.0 million due in the future under non-cancelable subleases.
The following schedule shows the composition of total rent expenses for all operating leases:

	Year ending December 31,
	2008	2007	2006
Rent expense	$46,852	$47,913	$46,051
Less: sublease rentals	3,401	4,011	4,289

	$43,451	$43,902	$41,762

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

Restricted Stock Grants
The Company issued service-based restricted Common Stock under the 2003 Stock Plan to certain senior executives and employees totaling 61,966, 129,000, and 92,786 shares during 2008, 2007, and 2006, respectively. The Company issued performance-based restricted Common Stock under the 2003 Stock Plan to certain executives and employees totaling 313,294, 422,437, and 335,264 shares during 2008, 2007, and 2006, respectively. The service-based and performance-based restricted shares are subject to return to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three year period. As of December 31, 2008, 20,975 of these service-based restricted shares have been returned to the Company. Performance-based restricted shares returned to the Company due to terminations for shares issued in 2008, 2007, and 2006 were 10,250, 33,295, and 49,061, respectively. In addition, the percentage of performance based shares, if any, that will vest will be determined based on the Company’s percentage achievement of certain specified one to three year performance targets. Up to 125% of the shares issued in 2008, 2007, and 2006 can vest if the performance achievement exceeds the performance targets. The Company has estimated that vested shares will be 303,044, 389,142, and 286,203 related to the 2008, 2007 and 2006 issuance, respectively. The Company has amortized the fair market value of the underlying shares on the date the service-based and performance based restricted shares were granted pro rata over the term of the applicable return right period. The fair value amortization is adjusted periodically for any changes to the amount of service-based and performance-based restricted shares expected to vest as a result of the Company’s return right triggers.
Stock Repurchase Program
On February 25, 2008 the Company agreed with one of its stockholders, Sandell Asset Management Corp. (Sandell) to undertake a self-tender offer to purchase $300 million worth of its common stock at a price between $28.00 and $30.00 per share in a modified Dutch auction. On April 15, 2008, the Company completed the self-tender offer and purchased 10.7 million shares of its common stock for a purchase price of $28.00 per share or a total cost of $300 million. The Company also incurred costs of approximately $0.6 million to undertake the self-tender offer. These costs are included in “Cost of treasury stock” in the Company’s consolidated balance sheet at December 31, 2008.
Beginning in 1998, the Company’s Board of Directors authorized the repurchase of Sybase outstanding Common Stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through December 31, 2008, aggregate amounts authorized under the Stock Repurchase Program totaled $850.0 million. The Company repurchased 0.2 million shares, 6.6 million shares and 2.7 million shares, at costs of $5.5 million, $166.7 million, and $59.8 million during 2008, 2007, and 2006, respectively.
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
As of December 31, 2008, an aggregate of 13,400,000 shares of Common Stock had been reserved under the ESPP, of which 1,057,265 shares remained available for issuance. Employees purchased 112,823 shares, 129,591 shares and 165,554 shares in 2008, 2007, 2006, respectively.

Stock Option Plans
As of December 31, 2008 exercisable and vested options outstanding totaled 196,000 under the expired 1992 Director Option Plan, as amended (the 1992 Director Plan). These options expire 10 years from the date of grant. Common stock issued or reserved for issuance under the 2001 Director Option Plan totaled 300,000 shares.
As of December 31, 2008 Common Stock reserved for issuance upon the exercise of options granted to qualified employees, directors and consultants of the Company pursuant to the 2003 Stock Plan (2003 Stock Plan) totaled 12,145,538 shares. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. Options expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date), three months after termination of employment, two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods, but generally vest over four years.
On May 27, 2004, the Company’s stockholders approved the transfer of all shares available for grant pursuant to the Company’s 1996 Stock Plan and the Company’s 1999 Stock Plan to the 2003 Stock Plan along with all remaining shares represented by grants that are cancelled or forfeited without exercise under these plans and the 1992 Director Plan and the 2001 Director Option Plan. The Company’s 1988 Stock Plan terminated in June 1998 and the 1992 Director Option Plan terminated in February 2002 in accordance with its terms, at that time no further grants were made under either plan, but optionees may exercise vested options prior to their expiration. As of December 31, 2008 unexercised vested options remaining outstanding under both plans totaled 335,174
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded on the Company’s results of operations in accordance with SFAS 123(R).

	Year Ended
	December 31,
In thousands, except per share data	2008	2007	2006
Cost of services	$1,364	$1,544	$1,629
Cost of messaging	484	544	124
Sales and marketing	5,538	5,304	4,432
Product development and engineering	2,887	2,982	2,679
General and administrative	12,242	13,670	12,861

Stock-based compensation expense included in total costs and expenses	22,515	24,044	21,725
Tax benefit related to stock-based compensation expense	(6,194)	(6,775)	(5,730)

Stock-based compensation expense included in net income	$16,321	$17,269	$15,995

Reduction of net income per share:
Basic	$0.20	$0.19	$0.18
Diluted	$0.19	$0.19	$0.17
SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for stock-based compensation (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified $11.2 million, $14.5 million, and $9.6 million in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for 2008, 2007, and 2006, respectively.
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
Expected Volatility. The Company estimates the volatility of its options and stock appreciation rights considering both the historical volatility of its stock over periods that were equal to the expected term of our options and the prices of its publicly traded options, which the Company believes provides a reasonable estimate of expected volatility factors over the life of the options.
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
Forfeitures. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The Company used the following assumptions to estimate the fair value of options and stock appreciation rights granted for the periods indicated:

	2008	2007	2006
Expected volatility	28.33%	25.84%	27.73%
Risk-free interest rates	2.84%	4.51%	4.71%
Expected lives (years)	5.00	4.52	3.98
Expected dividend yield	—	—	—

Equity Compensation Plans
Price data and activity for the Company’s equity compensation plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

	Outstanding Options,
	Stock Appreciation
	Rights and Restricted	Weighted Average
	Stock	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2005	14,762,614	$15.59
Granted	3,413,093	17.15
Exercised	(3,380,478)	13.92
Forfeited or expired	(794,710)	17.26

Balance at December 31, 2006	14,000,519	$16.26
Granted	2,268,607	18.60
Exercised	(2,952,576)	12.94
Forfeited or expired	(630,646)	17.13

Balance at December 31, 2007	12,685,904	$17.41
Granted	1,924,587	23.49
Exercised	(3,212,985)	14.74
Forfeited or expired	(414,370)	19.46

Balance at December 31, 2008	10,983,136	$19.18

The total number of shares granted in 2006 includes 549,728 options assumed by the Company due to its acquisition of Mobile 365, Inc. The weighted average fair value of options, restricted stock, and stock appreciation rights granted was $12.52, $11.68, and $10.00 per share in 2008, 2007 and 2006, respectively.
At December 31, 2008, options and stock appreciation rights to purchase 6,624,577 shares were exercisable at prices ranging from $1.25 to $32.26. All 3,675,103 shares available for grant at December 31, 2008 were available under the 2003 Stock Plan.

Equity compensation plans outstanding and exercisable at December 31, 2008 were as follows:

	Options, Restricted Stock, & Stock Appreciation Rights
	Outstanding				Options & Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Ranges of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercisable Prices	Shares	Life	Price	Value	Shares	Life	Price	Value
$0.00 to $12.81	1,915,052	4.49	$3.33	$41,065,157	634,403	2.91	$9.71	$9,556,575
$12.90 to $19.46	1,846,305	4.27	$15.80	16,555,314	1,833,743	4.26	$15.78	16,486,938
$19.51 to $21.59	2,176,712	3.84	$20.76	8,720,033	1,574,128	3.69	$20.65	6,488,727
$21.60 to $24.26	2,178,566	3.75	$23.52	2,724,239	1,312,305	2.69	$23.29	1,946,741
$24.44 to $26.63	1,889,864	4.21	$25.60	30,000	1,138,112	3.08	$25.42	15,753
$27.38 to $36.13	976,637	6.19	$31.03	0	131,886	5.24	$28.34	0

$0.00 to $36.13	10,983,136	4.28	$19.18	$69,094,743	6,624,577	3.50	$19.75	$34,494,734

The Company defines in-the-money options as options that had exercise prices that were lower than the $24.77 market price of its common stock at December 31, 2008. The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 8.2 million shares that were in-the-money at December 31, 2008. There were 5.4 million in-the-money options exercisable at December 31, 2008. The total intrinsic value of options exercised during 2008 was $48.7 million and during 2007 was $38.1 million, determined as of the date of exercise.
Nonvested restricted stock grants as of December 31, 2008 and changes during 2008 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
Nonvested at December 31, 2007	1,505,326	$21.64
Granted	375,260	27.55
Vested	(589,000)	18.70
Forfeited	(47,120)	23.69

Nonvested at December 31, 2008	1,244,466	$24.74

The Company recorded $12.3 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $10.2 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2008. The total tax benefit related to this stock-based compensation was $6.2 million. The Company recorded $13.9 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $10.2 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2007. The total tax benefit related to this stock-based compensation was $6.8 million. The Company recorded $13.6 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $8.1 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2006. The total tax benefit related to this stock-based compensation was $5.7 million. As of December 31, 2008, there was $41.0 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

The Company received $50.0 million, $41.2 million, and $50.6 million in cash from option exercises and its Employee Stock Purchase Plan in 2008, 2007, and 2006, respectively. The actual tax benefits that the Company realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all stock-based payment arrangements totaled $10.1 million during 2008, $7.3 million during 2007, and $12.0 million during 2006.
Due primarily to the Company’s ongoing program of repurchasing its common stock on the open market, at December 31, 2008 the Company had 25.8 million treasury shares. The Company satisfies option exercises from this pool of treasury shares.
Other Stock Option Plans
FFI Stock Option Plans
In 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. At December 31, 2008, an aggregate of 7,088,870 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. As a majority-owned subsidiary of the Company, All options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant FFI is not a public company, the fair market value of the shares issued under the plan has been determined by the Company. Options expire ten years from the grant date.
In 2001, the Company established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2008, an aggregate of 6,175,360 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined based on a valuation prepared by the Company. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. Options expire ten years from the grant date. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted. No options have been granted subsequent to 2004.
iAS Stock Option Plan
In 2001, the Company established the 2001 iAS Stock Option Plan (iAS Plan) and reserved for issuance an aggregate of 15,250,000 shares of iAS common stock upon the exercise of options granted to qualified employees and consultants of iAnywhere Solutions, Inc., a majority-owned subsidiary of the Company, and certain employees of Sybase, Inc. iAS’s Board of Directors, directly or through committees, administers the iAS Plan and establishes the terms of option grants. Because iAS is not a public company, the fair market value of the shares issued under the plan has been determined by iAS’s Board of Directors and supported by a valuation prepared by the Company. Options expire ten years from the grant date, or three months after termination of employment, or two years after death, or one year after permanent disability. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted. No options have been granted subsequent to 2005.

Price data and activity for the FFI stock option plans and the iAS Plan are summarized as follows:

	FFI Stock Plans		iAS Plan
	Outstanding	Weighted	Outstanding	Weighted
	options	average	options	average
	number of	Exercise price	number of	Exercise price
	shares	Per share	shares	Per share
Balance at December 31, 2005	7,752,506	$3.37	11,516,699	$2.51
Forfeited or expired	(4,574,138)	3.51	(1,283,359)	2.51

Balance at December 31, 2006	3,178,368	$3.22	10,233,340	$2.51
Forfeited or expired	(876,078)	1.98	(1,079,021)	2.51

Balance at December 31, 2007	2,302,290	$2.83	9,154,319	$2.51
Forfeited or expired	(251,624)	2.31	(539,442)	2.51

Balance at December 31, 2008	2,050,666	$2.90	8,614,877	$2.51

No FFI options were granted in 2008, 2007, and 2006. Forfeitures in 2006 include 1,650,008 returned by senior executives of the Company. No iAS options were granted in 2008, 2007, and 2006.
The following table summarizes information about the FFI stock options outstanding at December 31, 2008:

	Options Outstanding and Options
	Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
Ranges of		Contractual	Exercise
Exercisable prices	Shares	Life	Price
$ 0.75	518,500	3.93	$0.75
$ 0.78	500,500	4.51	$0.78
$ 5.00	1,031,666	1.73	$5.00

$ 0.75 to $5.00	2,050,666	2.97	$2.90

At December 31, 2008, there were 8,614,657 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding and options exercisable was 2.98 years at December 31, 2008.
There are no intrinsic values for FFI or iAS stock options as of December 31, 2008
Note Eight: Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following is a geographical breakdown of consolidated income (In thousands):

	2008	2007	2006
United States	$104,156	$118,655	$51,110
Foreign	102,996	71,297	110,207

Total	$207,152	$189,252	$161,317

The provisions (credits) for income taxes consist of the following (In thousands):

	2008	2007	2006
Federal
Current	$12,185	$5,005	$1,898
Deferred	22,056	11,366	20,122

	34,241	16,371	22,020

State
Current	$5,886	$2,572	$218
Deferred	(4,088)	3,659	4,801

	1,798	6,231	5,019

Foreign
Current	$35,199	$21,417	$36,904
Deferred	(2,657)	(2,917)	2,310

	32,542	18,500	39,214

Total	$68,581	$41,102	$66,253

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In order for the Company to realize its deferred tax assets, it must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. The Company evaluates its valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which it operates, prudent and feasible tax planning strategies, current taxable income and forecasted future taxable income. Forecasts of future taxable income are further refined as a result of each year’s budget and goal setting process generally occurring annually in the fourth quarter.
As a result of the Company’s assessment of its valuation allowances for its deferred tax assets for the quarter ending December 31, 2008, the Company concluded that it was more likely than not that a portion of its deferred tax assets relating to federal tax loss carryforwards and state tax credit and loss carryfowards will be realized based on a number of factors including projections of future year federal taxable income and, in the case of state credits and losses, projections of future year taxable income in the relevant states. As a result of this re-evaluation, during the quarter ending December 31, 2008, the Company released $16.5 million of valuation allowances relating to federal tax loss carryforwards, which reduced goodwill, and $11.7 million of valuation allowances relating to state tax credit and loss carryforwards, of which $6.7 million reduced tax expense, $1.7 million reduced goodwill, and $3.3 million increased deferred tax liability for their federal tax effect.
During the quarter ending December 31 2007, due to possible share repurchases or acquisitions, management reduced its estimate of foreign subsidiaries’ earnings permanently reinvested. This change had the effect of increasing income tax expense by approximately $13 million. In addition, this change could have the effect of increasing the Company’s future dividends from its foreign subsidiaries and thus its future US taxable income. As a result of this change and other projected changes in the Company’s future US taxable income, management re-evaluated the need for valuation allowances for the Company’s US deferred tax assets. As a result of this re-evaluation, during the quarter ending December 31, 2007, the Company released $27.6 million of valuation allowances relating to federal research tax credit and foreign tax credit carryforwards, of which $26.4 million reduced tax expense and $1.2 million reduced goodwill.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (In thousands):

	2008	2007	2006
Tax (credit) at U.S. statutory rate	$72,488	$66,483	$56,461
State tax, net of federal benefit	6,743	4,710	5,019
Federal research credit	(1,019)	(1,925)	0
Domestic production activities deduction	(2,925)	(1,848)	0
Valuation allowances added for unused capital losses	4,685	0	0
Valuation allowances released	(6,675)	(26,428)	0
Difference between estimated amounts recorded and actual liabilities resulting from the filing of prior year’s tax return			(2,806)
Effect of foreign operations	(9,081)	(1,677)	4,070
Stock-based compensation	2,608	2,660	3,012
Other	1,757	(873)	497

Total	$68,581	$41,102	$66,253

Deferred income taxes result principally from temporary differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company’s net deferred tax assets were as follows at December 31 (In thousands):

	2008	2007
Depreciation	$10,932	$9,960
Deferred revenue	2,644	1,865
Accrued expenses	35,550	28,039
Tax loss and tax credit carryforwards	116,555	128,371

Intangible assets	36,137	46,357
Stock-based compensation	11,012	11,450
Other assets	10,832	2,623

Gross deferred tax asset	223,662	228,665

Unremitted foreign earnings	(35,359)	(29,701)
Acquired Intangibles	(34,663)	(43,590)
Capitalized Software	(32,960)	(29,711)

Gross deferred tax liability	(102,982)	(103,002)

Total before valuation allowance	120,680	125,663
Valuation allowance	(60,580)	(91,761)

Net deferred tax assets	$60,100	$33,902

Recorded as:
Current deferred tax assets	$45,524	$37,979
Noncurrent deferred tax assets	26,474	10,038
Noncurrent deferred tax liabilities	(11,898)	(14,115)

	$60,100	$33,902

The valuation allowance decreased by $31.2 million and by $78.4 million in 2008 and 2007 respectively, and increased by $37.4 million in 2006. This valuation allowance relates to the deferred tax assets that the Company believes are not more likely than not to be realized. In 2008, the movement was related to the following items (In thousands):

Valuation allowances associated with deferred tax assets used during the year	$(10,021)
Valuation allowances associated with tax loss and credit carryforwards projected to be used in future years	(28,185)
Valuation allowance associated with capital and other losses incurred	7,025

$(31,181)

The valuation allowance includes approximately $14 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity if and when the related deferred tax asset is used to reduce current tax payable. The remaining valuation allowance relates primarily to federal net operating loss carrfyorwards and State net operating loss and tax credit carryforwards, which, if realized, will be credited to tax benefit. Realizing the benefit of these loss and credit carryforwards depends primarily on earning sufficient future taxable income in the United States, and in the case of state losses and credits, earning sufficient future taxable income in the relevant states.
As of December 31, 2008, the Company had federal research and development tax credits of approximately $22 million, which expire in years from 2012 through 2028, foreign tax credits of approximately $27 million expiring primarily in year 2015, minimum tax credits of approximately $6 million currently not subject to expiration dates, approximately $108 million of net operating losses which expire in years from 2019 through 2025, and approximately $8 million of federal capital loss carryforwards expiring in years 2010 through 2013. As of December 31, 2008, the Company had State net operating losses of $67 million expiring in years 2012 through 2021 and $34 million of State research credits, a portion of which expire in 2012 and a portion of which currently have no expiration period. As of December 31, 2008, the Company had foreign net operating loss carryforwards of $11 million expiring in years 2011 through 2013.
No provision has been made for income taxes and foreign withholding taxes on approximately $50 million of undistributed earnings from non-US operations as of December 31, 2008 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $15 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.
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

Unrecognized tax benefits balance at January 1, 2007	$44,447

Gross increases for tax positions of prior years	1,678
Gross increases for tax positions of the year 2007	9,608
Settlements of audits in 2007	0
Reductions as a result of a lapse of the applicable statute of limitations	(5,551)

Unrecognized tax benefits balance at January 1, 2008	$50,182

Gross increases for tax positions of prior years	4,623
Gross decreases for tax positions of prior years	(2,672)
Gross increases for tax positions of the current year	18,176
Settlements of audits	(786)
Reductions as a result of a lapse of the applicable statute of limitations	(4,843)

Unrecognized tax benefits balance at December 31, 2008	$64,680

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $63 million as of December 31, 2008 and $45 million as of December 31, 2007.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The liability for unrecognized tax benefits included accrued interest of $3.7 million and $3.5 million and no penalties at December 31, 2008 and December 31, 2007, respectively. Tax expense included interest of approximately $1.7 million and $1 million and no penalties for the year ending December 31, 2008 and December 31, 2007, respectively.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2005. The Company is under U.S. federal tax examination for the years 2006 and 2007. Income tax returns filed in certain other foreign jurisdictions and states are under examination. During the next 12 months, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $7 million to $15 million due to tax settlement payments and the expiration of statute of limitations. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations. However, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
Note Nine: Benefit Plans
401(k) Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. In 2008 and 2007, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $5,000. In 2008, 2007 and 2006, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $4,000 of salary contributed by the employee, with a maximum employer match of $2,000 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2008, 2007 or 2006.
Deferred Compensation Plan
The Company maintains a rabbi trust related to a deferred compensation plan established to provide certain employees and non-employee members of the Board of Directors (Plan Participants) with the opportunity to defer the receipt of compensation. The Plan is intended to satisfy the requirements of IRS Code Section 409A. Under the terms of the Plan, the Plan Participants may elect to defer the receipt of a portion of their compensation. Each election to defer compensation also requires that the Plan Participant specify the timing of the distribution of such amounts in the future. Each Plan Participant directs the manner in which their investments are ‘deemed invested.’ Investment options mirror those of the Company’s 401(k) plan and exclude investments in Company stock. The Company invests its own funds in amounts equal to the hypothetical investment choice of the Plan Participant. The Company has established a Rabbi Trust for the purpose of providing for the payment of benefits/distributions under the Plan. The trust is structured to conform to the model approved by the IRS pursuant to Revenue Procedure 92-64 and the assets of the trust are subject to the claims of the Company’s general creditors. To the extent the deferred amounts under the Plan are actually paid to the employee, the Company no longer has any further obligation with respect thereto, but to the extent not paid to the employee, such deferred amounts remain the obligation of the Company. As of December 31, 2008 investments in mutual funds that are held in the Rabbi Trust and the amount due to plan participants each totaled $8.6 million.
Note Ten: Segment and Geographical Information
In 2008, the Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile device management, mobile middleware platforms, database, synchronization, and Bluetooth and infrared protocol technologies; and Sybase 365 (SY365), which provides application services that allows customers to deliver and financially settle mobile data and messages, including short message services or SMS, and multimedia messaging services or MMS, and GPRS roaming exchange services or GRX. Until December 31, 2007, AvantGo results were reported as part of the iAS segment. Commencing on January 1, 2008, AvantGo is a part of the SY365 segment. The Company has reclassified applicable revenue and expense amounts for all earlier periods reported to reflect this segment change.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for 2008, 2007, and 2006 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the year ended December 31, 2008 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$274,937	$353	$214	$—	$275,504
Mobile and Embedded	33,066	75,069	22	—	108,157

Subtotal license fees	308,003	75,422	236	—	383,661
Intersegment license revenues	508	27,566	—	(28,074)	—

Total license fees	308,511	102,988	236	(28,074)	383,661

Services
Direct service revenue	527,956	42,485	1,649	—	572,090
Intersegment service revenues	185	33,250	—	(33,435)	—

Total services	528,141	75,735	1,649	(33,435)	572,090

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Messaging
Direct messaging revenue	41	—	176,138	—	176,179
Intersegment messaging revenues	—	—	34	(34)	—

Total messaging	41	—	176,172	(34)	176,179

Total revenues	836,693	178,723	178,057	(61,543)	1,131,930
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	629,642	137,526	160,216	(61,543)	865,841

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	207,051	41,197	17,841	—	266,089

Amortization of other purchased intangibles	2,108	4,092	8,516	—	14,716

Amortization of purchased technology	4,645	8,948	4,042	—	18,635

Operating income before cost of restructure and unallocated costs	200,298	27,157	5,283	—	232,738

Cost of restructure - 2008 Activity	315	—	—	—	315

Operating income before unallocated costs	199,983	27,157	5,283	—	232,423

Unallocated costs					22,367

Operating income					210,056

Interest income, interest expense and other, net					(2,955)

Minority interest					51

Income before income taxes					$207,152
A summary of the segment financial information reported to the CEO for the year ended December 31, 2007 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$238,336	$511	$22	$—	$238,869
Mobile and Embedded	36,744	69,194	—	—	105,938

Subtotal license fees	275,080	69,705	22	—	344,807
Intersegment license revenues	384	30,627	—	(31,011)	—

Total license fees	275,464	100,332	22	(31,011)	344,807

Services
Direct service revenue	496,198	43,826	4,185	—	544,209
Intersegment service revenues	445	29,002	—	(29,447)	—

Total services	496,643	72,828	4,185	(29,447)	544,209

Messaging	—	—	136,514	—	136,514

Total revenues	772,107	173,160	140,721	(60,458)	1,025,530

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	600,462	133,758	129,997	(60,458)	803,759

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	171,645	39,402	10,724	—	221,771

Amortization of other purchased intangibles	2,108	4,168	7,507	—	13,783

Amortization of purchased technology	1,611	8,222	3,758	—	13,591

Operating income (loss) before cost of restructure and unallocated costs	167,926	27,012	(541)	—	194,397

Cost of restructure - 2007 Activity	(13)	—	—	—	(13)

Operating income (loss) before unallocated costs	167,939	27,012	(541)	—	194,410

Unallocated costs					25,847

Operating income					168,563

Interest income, interest expense and other, net					21,377

Minority interest					12

Income before income taxes					$189,952

A summary of the segment financial information reported to the CEO for the year ended December 31, 2006 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$229,376	$235	$—	$—	$229,611
Mobile and Embedded	31,621	65,519	—	—	97,140

Subtotal license fees	260,997	65,754	—	—	326,751
Intersegment license revenues	86	26,333	—	(26,419)	—

Total license fees	261,083	92,087	—	(26,419)	326,751

Services
Direct service revenue	485,016	45,019	1,137	—	531,172
Intersegment service revenues	367	25,905	—	(26,272)	—

Total services	485,383	70,924	1,137	(26,272)	531,172

Messaging	—	—	18,240	—	18,240

Total revenues	746,466	163,011	19,377	(52,691)	876,163

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	598,864	135,188	18,908	(52,691)	700,269

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	147,602	27,823	469	—	175,894

Amortization of other purchased intangibles	2,060	4,184	1,087	—	7,331

Amortization of purchased technology	1,654	7,883	543	—	10,080

Operating income (loss) before cost of restructure and unallocated costs	143,888	15,756	(1,161)	—	158,483

Cost of restructure - 2006 Activity	961	—	—	—	961

Operating income (loss) before unallocated costs	142,927	15,756	(1,161)	—	157,522

Unallocated costs					23,758

Operating income					133,764

Interest income, interest expense and other, net					27,634

Minority interest					(81)

Income before income taxes					$161,317

Geographic Information
The Company has historically operated in one industry (the development and marketing of computer software and related services). With the acquisition of Mobile 365 in 2006, the Company initiated operations in the mobile messaging services industry. The company markets its products and services internationally through both foreign subsidiaries and distributors located in the United States, Europe, Asia, Australia, Canada, New Zealand and Latin America. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America. The following table presents a summary of annual revenues and net long-lived assets excluding deferred tax assets by geographic region (in thousands):

	2008	2007	2006
Revenues:
Unaffiliated customers:
United States	$533,238	$499,815	$442,432
Europe	399,477	342,029	279,306
Other	199,215	183,686	154,425

Total	$1,131,930	$1,025,530	$876,163

Long-lived assets, net:
United States	$708,882	$770,210	$788,052
Europe	91,528	59,380	60,086
Other	30,643	46,129	31,782

Total	$831,053	$875,719	$879,920

Note Eleven: Business Combinations
On December 30, 2008, the Company acquired Germany-based Paybox Solutions AG (Paybox), a privately held provider of mobile payment solutions for approximately $11.4 million in cash plus a revenue-based earn-out. Excluding the earn-out, the purchase price exceeds the fair value of the net tangible assets acquired by $12.2 million. Of this excess, $3.0 million was allocated to developed technology with a useful life of five years, $0.3 million was allocated to customer relationships with a useful life of five years, and $8.9 million was assigned to goodwill. Included in goodwill is approximately $0.6 million which has an offsetting amount allocated to long-term deferred tax liability for the amortization of the developed technology and customer relationships, which is not deductible for tax purposes. If and when earn-out milestones are achieved, the Company will adjust goodwill correspondingly. Paybox was integrated into the SY365 segment from December 30, 2008 onward. The allocation and final determination of the purchase price are subject to change. The primary areas of the purchase price and related allocation that are not finalized relate to deferred tax assets and liabilities.
On July 4, 2008, the Company acquired the Cable & Wireless international inter-operator Multimedia Messaging Service (MMS) hubbing and Mobile Data Roaming services for a total cash consideration of $28.7 million plus a revenue-based earn-out. The Company’s purchase price allocation resulted in the Company allocating $15.2 million to customer contracts and relationships with a useful life of 10 years, $1.0 million to developed technology with a useful life of five years and $12.5 million to goodwill. The Company’s basis for determining its allocation included consideration of a valuation prepared by an independent third-party appraiser. The Company also considered this independent appraiser’s valuation methodology in determining the appropriate useful life of the intangible assets acquired. If and when earn-out milestones are achieved, the Company will adjust goodwill accordingly. The mobile data roaming services and MMS hubbing service was integrated into the SY365 segment from July 4, 2008 onward.

On August 13, 2007, the Company acquired Japan-based Coboplan, a privately held provider of mapping software solutions, also known as Geographic Information System (GIS) software solutions, for approximately $6.4 million in cash. The results of Coboplan are included in the Company’s IAS reporting segment from August 13, 2007 onward.
On November 8, 2006, the Company completed its acquisition of Mobile 365 Inc, a privately held mobile messaging and content delivery company for approximately $418.5 million This acquisition provided Sybase with an extensive carrier channel of approximately 700 operators. The results of Mobile 365 are included in the Company’s Sybase 365 reporting segment from November 8, 2006 onward.
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
In connection with Mobile 365, included in other current accrued liabilities are costs due to mobile operators and content providers totaling $36.1 million, $37.6 million, and $34.3 million at December 31, 2008, 2007, and 2006, respectively.
Note Twelve: Litigation
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it requested that any injunction be stayed pending the outcome on appeal), but subsequently withdrew its request for enhanced damages for the time period prior to the verdict. Sybase 365 filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has made the following rulings: i) granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, ii) granted TCS’s motion for pre-judgment interest, at the rate of prime plus 1 percent, compounded quarterly, iii) granted Sybase 365’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million, iv) denied Sybase 365’s motions for judgment as a matter of law, for reduction of the jury award, and for entry of judgment based on inequitable conduct, and v) denied TCS’s motion for attorneys’ fees. Sybase 365 intends to appeal once the court enters judgment in the matter.
The November 2006 merger agreement between Sybase and Mobile 365 established an escrow which provides for indemnification of Sybase by Mobile 365’s former stockholders for certain losses related to the TCS litigation. Sybase believes that the escrow established by the merger agreement will be adequate to address the substantial majority of losses, if any, related to this litigation.
Since the jury’s verdict, Sybase 365 has developed a design-around so that its service for intercarrier wireless text messaging can operate in a way that avoids the infringement as found by the jury. Sybase 365 continues to implement the design-around across its customer base.
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at December 31, 2008. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
Note Thirteen: Restructuring Costs
In 2004, 2002 and 2001 the Company embarked on restructuring aimed at reducing its annual expenses. The Company recorded restructuring charges to reflect these activities including future lease costs, reduced by estimated sublease payments. In connection with the 2006 acquisition of Mobile 365 the Company recorded restructuring obligations primarily related to the closure or consolidation of several existing Mobile 365 facilities.
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the plans through December 31, 2008 (Dollars in millions):

	Accrued			Accrued
	Liabilities		Amounts	Liabilities
	at	Amounts	Accrued	at
	12/31/07	Paid	(Reversed)	12/31/08
2004 Plan	3.1	(1.1)	0.3	2.3

2002 Plan	6.0	(2.6)	—	3.4

2001 Plan	1.3	(0.5)	(0.1)	0.7

Mobile 365	0.8	(0.7)	(0.1)	—
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
These payments will be made over various remaining lease terms or over a shorter period as the Company may negotiate with its lessors. Such lease terms under the 2004 Plan, 2002 Plan and 2001 Plan generally expire through October 2012, May 2010 and September 2010, respectively.
During 2008, 2007 and 2006, the Company recognized additional restructuring charges under the plans related to revisions to expected sublease and amounts reflect the difference between the discounted amounts accrued and the actual payments.
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

Note Fifteen: Convertible Subordinated Notes
On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have an interest rate of 1.75 percent and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. In 2008, 2007, and 2006, the Company recognized interest expense of $8.0 million, excluding amortization of debt issuance costs totaling $2.0 million.
The Company may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that the Company repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020.
The holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $24.99 per share adjusted conversion price (equal to $32.49 per share) for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended December 31, 2008, the Company’s stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. As such, the notes did not become convertible during this period. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.
As a result of the completion of the self tender, the Conversion Rate for the Notes has been adjusted from 39.6511 shares of the Company’s Common Stock per $1,000 principal amount of Notes to 40.02 shares of the Company’s Common Stock per $1,000 principal amount of Notes.
The Company has recorded these notes as long-term debt. Offering fees and expenses associated with the debt offering were approximately $9.8 million and are included in “other assets” in the Company’s consolidated balance sheets at December 31, 2008. This asset is being amortized into interest expenses on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. Unamortized offering fees and expenses were $2.2 million and $4.2 million at December 31, 2008 and 2007, respectively.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31	June 30	September 30	December 31		Total
except per share and stock price data)	2008	2008	2008	2008		2008
Revenues:
License fees	$78,124	$90,515	$92,939	$122,083		$383,661
Services	139,397	146,594	146,295	139,804		572,090
Messaging	42,627	45,604	44,744	43,204		176,179

Total revenues:	260,148	282,713	283,978	305,091		1,131,930
Costs and expenses:
Cost of license fees	14,537	15,129	18,151	19,525		67,342
Cost of services	40,880	41,080	40,225	38,419		160,604
Cost of messaging	25,108	27,403	28,107	27,139		107,757
Sales and marketing	68,293	74,272	70,347	72,464		285,376
Product development and engineering	35,562	36,046	37,451	37,873		146,932
General and administrative	36,061	34,077	32,831	36,011		138,980
Amortization of other purchased intangibles	3,516	3,573	3,920	3,707		14,716
Cost (reversal) of restructure	27	(8)	39	109		167

Total costs and expenses	223,984	231,572	231,071	235,247		921,874

Operating income	36,164	51,141	52,907	69,844		210,056
Interest income, expense, and other, net	3,515	(876)	(285)	(5,309)		(2,955)
Minority interest	(9)	37	(21)	44		51

Income before income taxes	39,670	50,302	52,601	64,579		207,152
Provision for income taxes	15,480	17,948	17,864	17,289	(a)	68,581

Net income	$24,190	$32,354	$34,737	$47,290		$138,571

Basic net income per share	$0.28	$0.40	$0.44	$0.59		$1.69
Diluted net income per share	$0.27	$0.37	$0.40	$0.58		$1.64

[a]	In connection with re-evaluating our valuation allowances for our deferred tax assets, we recorded a $6.7 million tax benefit in the fourth quarter of 2008. For further information, see “Note Eight: Income Taxes” in the Notes to Consolidated Financial Statements.

Three months ended (in thousands,	March 31	June 30	September 30	December 31		Total
except per share and stock price data)	2007	2007	2007	2007		2007
Revenues:
License fees	$69,365	$77,435	$85,141	$112,866		$344,807
Services	129,651	135,230	135,838	143,490		544,209
Messaging	31,021	32,358	34,287	38,848		136,514

Total revenues:	230,037	245,023	255,266	295,204		1,025,530
Costs and expenses:
Cost of license fees	12,753	13,083	12,667	14,611		53,114
Cost of services	38,742	39,539	38,684	40,825		157,790
Cost of messaging	18,889	18,906	21,428	23,375		82,598
Sales and marketing	64,575	64,916	64,415	73,089		266,995
Product development and engineering	38,753	36,920	38,739	38,159		152,571
General and administrative	31,496	32,680	31,231	33,912		129,319
Amortization of other purchased intangibles	3,410	3,436	3,445	3,492		13,783
Cost (reversal) of restructure	4	(51)	17	827		797

Total costs and expenses	208,622	209,429	210,626	228,290		856,967

Operating income	21,415	35,594	44,640	66,914		168,563
Interest income, expense, and other, net	5,005	5,142	5,710	5,520		21,377
Minority interest	(20)	—	—	32		12

Income before income taxes	26,400	40,736	50,350	72,466		189,952
Provision for income taxes	11,252	14,708	16,220	(1,078	)(b)	41,102

Net income	$15,148	$26,028	$34,130	$73,544		$148,850

Basic net income per share	$0.17	$0.29	$0.38	$0.83		$1.65
Diluted net income per share	$0.16	$0.28	$0.37	$0.81		$1.61

[b]	In connection with re-evaluating our foreign cash needs and valuation allowances for our deferred tax assets, we recorded a $13 million net tax benefit in the fourth quarter of 2007. For further information, see “Note Eight: Income Taxes” in the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Report of Management on Internal Controls over Financial Reporting
See Financial Statements and Supplementary Data — Report of Management on Internal Controls over Financial Reporting. Part II, Item 8.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures at December 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
Current Executive Officers
Our executive officers are identified in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 14, 2009 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2008.

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
Information required under Item 201(d) of Regulation S-K regarding our equity compensation plans (both stockholder and non-stockholder approved plans) is incorporated by reference to “Equity Compensation Plan Information” in the Proxy Statement.
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
     2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2008, 2007, and 2006 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and related notes in Part II, Item 8.
     3. Exhibits. See the response under Item 15(c) below. All management contracts and compensatory plans filed as exhibits are indicated as such in Item 15(c).
(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K.
(c) Schedules.

Form 10-K Page

II Valuation and Qualifying Accounts	111
Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SYBASE, INC.

				Translation
	Beginning	Charged to		Adjustments and
(Dollars in thousands)	Balance	Operations (A)	Write-offs (B)	Other	Ending Balance
Year ended December 31, 2008:
Allowance for doubtful accounts	$3,735	$2,307	$(1,989)	$(165)	$3,888

Year ended December 31, 2007:
Allowance for doubtful accounts	$3,998	$1,343	$(1,951)	$345	$3,735

Year ended December 31, 2006:
Allowance for doubtful accounts	$2,651	$2,330	$(1,277)	$294	$3,998

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

SYBASE, INC.

February 27, 2009	By:	/S/ JOHN S. CHEN

John S. Chen
Chairman of the Board, Chief
Executive Officer and President
POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John S. Chen, Jeffrey Ross and Daniel Cohen, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/S/ JOHN S. CHEN (John S. Chen)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Director	February 27, 2009

/S/ JEFFREY G ROSS (Jeffrey G. Ross)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ KEITH JENSEN (Keith Jensen)	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2009

/S/ RICHARD C. ALBERDING (Richard C. Alberding)	Director	February 27, 2009

/S/ CECILIA CLAUDIO (Cecilia Claudio)	Director	February 27, 2009

/S/ MICHAEL A. DANIELS (Michael A. Daniels)	Director	February 27, 2009

/S/ L. WILLIAM KRAUSE (L. William Krause)	Director	February 27, 2009

/S/ ALAN B. SALISBURY (Alan B. Salisbury)	Director	February 27, 2009

/S/ JACK E. SUM (Jack E. Sum)	Director	February 27, 2009

/S/ ROBERT P. WAYMAN (Robert P. Wayman)	Director	February 27, 2009

/S/ LINDA K. YATES (Linda K. Yates)	Director	February 27, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Reorganization dated as of November 29, 1999, among the Company, On-Line Financial Services, Inc., and Home Financial Network, Inc.

2.2 (2)	Agreement and Plan of Merger dated as of February 20, 2001, among the Company, New Era of Networks, Inc., and Neel Acquisition Corp.

2.3 (3)	Agreement and Plan of Merger dated as of December 19, 2002, by and among the Company, Seurat Acquisition Corporation and AvantGo, Inc.

2.4 (12)	Agreement and Plan of Merger dated as of July 28, 2005, by and among the Company, Ernst Acquisition Corporation and Extended Systems Incorporated.

2.5 (19)	Agreement and Plan of Merger dated as of September 5, 2006, by and among Sybase, Inc., Monaco Acquisition Corporation, Mobile 365, Inc., and with respect to Section 6.16(e), Article VIII and Article X only, John Backus.

3.1 (4)	Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Certificate of Rights, Preferences & Privileges of Series A Participating Preferred Stock of Sybase, Inc.

3.2 (11)	Amended and Restated Bylaws of the Company as of July 31, 2008.

4.1 (6)	Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.2 (7)	Amendment No. 1 dated as of February 14, 2005 to the Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.3 (8)	Indenture dated as of February 22, 2005 between the Company and U.S. Bank National Association, as Trustee (including form of 1.75% Convertible Subordinated Notes due 2025).

4.4 (8)	Registration Rights Agreement dated as of February 22, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.1 (9)*	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan.

10.2 (9)*	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan.

10.3 (9)*	Convoy Corporation 1997 Stock Option Plan.

10.4 (9)*	Microscript, Inc. 1997 Stock Option Plan.

10.5 (10)*	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.6 (26)*	Form of Notice of Stock Option Grant and Agreement.

10.7 (22)*	Sybase, Inc. 401(k) Plan, as amended.

10.8 (22)*	Amendment No. 2 to the Sybase, Inc. 401(k) Plan dated December 22, 2005.

10.9 (14)*	Sybase, Inc. 1992 Director Stock Option Plan, as amended.

Exhibit No.	Description

10.10 (9)*	Sybase, Inc. 2001 Director Stock Option Plan.

10.11 (5)*	Executive Deferred Compensation Plan, as amended December 5, 2003.

10.12 (22)*	Amendment No. 1 to the Executive Deferred Compensation Plan, dated November 3, 2005.

10.13 (9)*	Sybase, Inc. 1996 Stock Plan, as amended.

10.14 (21) *	Form of Indemnification Agreement

10.15 (13)*	Form of Amended and Restated Change of Control Agreement (standard version).

10.16 (13)*	Form of Amended and Restated Change of Control Agreement (enhanced version).

10. 17(20) *	Amended and Restated 1991 Employee Stock Purchase Plan, as amended February 2, 2005 and Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended February 2, 2005.

10.18 (13)*	Second Amended and Restated Employment Agreement between the Company and John S. Chen dated as of December 18, 2007.

10.19 (13)*	Amended and Restated Change of Control Agreement between the Company and John Chen dated December 18, 2007.

10.20 (18)*	Amended and Restated Sybase, Inc. 1999 Nonstatutory Stock Plan.

10.21 (16)*	InphoMatch, Inc. 2000 Equity Incentive Plan, Mobile 365, Inc. 2004 Equity Incentive Plan and MobileWay, Inc. 2000 Stock Option Plan.

10.22 (17)	Corporate Headquarters Lease, dated January 28, 2000, between the Company and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.23 (14)	Amendment to Corporate Headquarters Lease, dated December 13, 2001, between the Company and WDS-Dublin, LLC.

10.24 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of the Sybase Executive Deferred Compensation Plan.

10.25 (5)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan.

Exhibit No.	Description

10.26 (22)	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan, dated as of February 11, 2005.

10.27 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan.

10.28 (17)*	Financial Fusion, Inc. 2000 Stock Option Plan.

10.29 (14)*	Financial Fusion, Inc. 2001 Stock Option Plan.

10.30 (14)*	iAnywhere Solutions, Inc. Stock Option Plan.

10.31 (26)*	Form of Notice of Grant and Restricted Stock Purchase Agreement.

10.32 (23)*	Letter dated February 5, 2009 to John S. Chen regarding 2009 compensation.

10.33 (26)*	Executive Tax Preparation, Financial Planning and Legal Services Program for Section 16 Officers, effective as of February 20, 2008.

10.34 (5)*	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc., as Amended and Restated as of May 1, 2003.

10.35 (16)*	Amended and Restated Sybase, Inc. 2003 Stock Plan.

10.36 (23)*	Letter dated February 5, 2009 to Jeffrey Ross regarding 2009 compensation.

10.37 (23)*	Letter dated February 5, 2009 to Marty Beard regarding 2009 compensation.

10.38 (23)*	Letter dated February 5, 2009 to Raj Nathan regarding 2009 compensation.

10.39 (23)*	Letter dated February 5, 2009 to Steve Capelli regarding 2009 compensation.

10.40 (23)*	Summary of Vesting Terms for 2008 Grants to Chen, Ross, Beard, Nathan and Capelli.

10.41 (21)	Purchase Agreement, dated February 15, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.42 (25)	Agreement, dated February 25, 2008, between the Company and Sandell Asset Management Corp. and its affiliated entities.

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24 (24)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management Contract or Compensatory Plan.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed on January 31, 2000.

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-4 filed March 15, 2001.

(3)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(4)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on February 17, 2005.

(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(10)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Report on Form 8-K filed on August 6, 2008.

(12)	Incorporated by reference to the Exhibits filed with the Schedule 13D the Company filed August 8, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on December 20, 2007.

(14)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 20, 1999.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 9, 2007.

(17)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on August 25, 2004.

(19)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on September 9, 2006.

(20)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on July 29, 2005.

(21)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(22)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(23)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 10, 2009.

(24)	Incorporated by reference to the signature page of this Report on Form 10-K.

(25)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 26, 2008.

(26)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008