Form 10-Q
period 2009-03-31
SYBASE INC
filed 2009-05-08
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-16493
SYBASE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-2951005

(State of Incorporation)	(I.R.S. Employer Identification No.)
One Sybase Drive, Dublin, California 94568

(Address of principal executive offices)(Zip Code)
(925) 236-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
On April 30, 2009, 83,153,110 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
(In thousands, except share and per share data)	(Unaudited)	2008 (1)
Current assets:
Cash and cash equivalents	$675,939	$611,364
Short-term cash investments	16,148	8,689

Total cash, cash equivalents and short-term cash investments	692,087	620,053
Restricted cash	2,657	2,773
Accounts receivable, net	230,639	270,400
Deferred income taxes	38,727	45,524
Prepaid income taxes	6,756	4,932
Prepaid expenses and other current assets	35,933	34,208

Total current assets	1,006,799	977,890
Long-term cash investments	13,714	15,513
Restricted long-term cash investments	39	41
Property, equipment and improvements, net	58,910	62,263
Deferred income taxes	20,173	17,794
Capitalized software, net	86,562	82,400
Goodwill	525,478	527,151
Other purchased intangibles, net	104,383	113,970
Other assets	27,859	29,300

Total assets	$1,843,917	$1,826,322

Current liabilities:
Accounts payable	$21,362	$26,300
Accrued compensation and related expenses	59,422	80,031
Accrued income taxes	20,024	17,562
Other accrued liabilities	106,042	124,050
Deferred revenue	240,375	211,903
Convertible subordinated notes	442,818	—

Total current liabilities	890,043	459,846
Other liabilities	43,081	44,788
Deferred income taxes	10,067	11,898
Long-term tax liability	37,030	32,082
Long-term deferred revenue	5,652	4,535
Convertible subordinated notes	—	438,299
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 80,108,927 outstanding (2008-105,337,362 shares issued and 79,571,991 outstanding)	105	105
Additional paid-in capital	1,111,803	1,103,685
Accumulated earnings	355,096	330,724
Accumulated other comprehensive income	22,151	36,912
Cost of 25,228,435 shares of treasury stock (2008-25,765,371 shares)	(636,222)	(641,647)

Total Sybase, Inc. stockholders’ equity	852,933	829,779
Noncontrolling interest	5,111	5,095

Total equity	858,044	834,874

Total liabilities and stockholders’ equity	$1,843,917	$1,826,322

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008 (1)
Revenues:
License fees	$89,276	$78,124
Services	134,974	139,397
Messaging	43,263	42,627

Total revenues	267,513	260,148
Costs and expenses:
Cost of license fees	12,281	14,537
Cost of services	36,829	40,880
Cost of messaging	26,973	25,108
Sales and marketing	64,214	68,293
Product development and engineering	34,744	35,562
General and administrative	31,862	36,061
Amortization of other purchased intangibles	3,723	3,516
Cost (Reversal) of restructure	(10)	27

Total costs and expenses	210,616	223,984

Operating income	56,897	36,164
Interest income	2,176	7,913
Interest expense and other, net	(11,077)	(8,616)

Income before income taxes	47,996	35,461
Provision for income taxes	19,895	13,756

Net income	$28,101	$21,705
Less: Net income attributable to the noncontrolling interest	16	9

Net income attributable to Sybase, Inc.	$28,085	$21,696

Basic net income per share attributable to Sybase, Inc.	$0.35	$0.25

Shares used in computing basic net income per share attributable to Sybase, Inc.	79,809	87,672

Diluted net income per share attributable to Sybase, Inc.	$0.33	$0.24

Shares used in computing diluted net income per share attributable to Sybase, Inc.	84,451	90,778

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008 (1)
Cash flows from operating activities:
Net income	$28,101	$21,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,491	24,289
(Gain) Loss on disposal of assets	19	(28)
Impairment of investment in auction rate securities	1,799	3,270
Deferred income taxes	2,587	(2,533)
Stock-based compensation — restricted stock	2,718	2,386
Stock-based compensation — all other	3,032	3,326
Tax benefit from stock-based compensation plans	2,368	—
Excess tax benefit from stock-based compensation plans	(2,453)	(3,296)
Imputed interest expense for convertible notes	4,519	4,310
Amortization of note issuance costs	396	400
Changes in assets and liabilities:
Accounts receivable	41,832	19,611
Prepaid income taxes	(1,824)	14,767
Other current assets	(1,730)	(7,950)
Other assets — operating	1,054	50
Accounts payable	(4,941)	3,819
Accrued compensation and related expenses	(20,610)	(15,094)
Accrued income taxes	7,412	(158)
Other accrued liabilities	(18,285)	(16,049)
Deferred revenues	29,589	41,834
Other liabilities	(693)	(90)

Net cash provided by operating activities	97,381	94,569

Cash flows from investing activities:
(Increase) Decrease in restricted cash	118	(258)
Purchases of cash investments	(8,273)	(9,455)
Maturities of cash investments	—	22,238
Sales of cash investments	807	80,982
Purchases of property, equipment and improvements	(4,436)	(6,414)
Proceeds from sale of property, equipment, and improvements	8	7
Capitalized software development costs	(12,816)	(12,877)
(Increase) Decrease in other assets — investing	(19)	32

Net cash provided by (used for) investing activities	(24,611)	74,255

Cash flows from financing activities:
Repayments of long-term obligations	(696)	(389)
Net proceeds from the issuance of common stock and reissuance of treasury stock	16,761	8,758
Purchases of treasury stock	(15,049)	(273)
Excess tax benefit from stock-based compensation plans	2,453	3,296

Net cash provided by financing activities	3,469	11,392

Effect of exchange rate changes on cash	(11,664)	19,378

Net increase in cash and cash equivalents	64,575	199,594
Cash and cash equivalents, beginning of year	611,364	604,808

Cash and cash equivalents, end of period	$675,939	$804,402

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as described below) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. Except for the retrospective adjustments related to the adoption of FSP No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and Statement of Financial Accounting Standard (“FAS”) No. 160, “NonControlling Interests in Consolidated Financial Statements” as discussed in further detail below, the condensed consolidated balance sheet as of December 31, 2008 has been prepared from the Company’s audited consolidated financial statements.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for three months ended March 31, 2009 are not necessarily indicative of results for the entire fiscal year ending December 31, 2009.
Effective January 1, 2009, the Company adopted:
1.	FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1)

2.	FAS No. 160, “NonControlling Interests in Consolidated Financial Statements” (FAS 160)

3.	FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141(R))

4.	FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

5.	FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP FAS 142-3)

6.	FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2)

7.	FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161)
FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption is required. As a result, interest expense for all periods presented is now imputed and recognized on the Company’s convertible subordinated notes (“Notes”) based on the 6.09 percent nonconvertible debt borrowing rate which would have applied to the Company in February of 2005 when it issued the Notes. Previously, interest expense was recognized based on the 1.75 percent stated rate. See Note 10 — Convertible Subordinated Notes.
In accordance with the transition provisions of FSP APB 14-1, the carrying amount of the Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a reduction to deferred tax asset of $34.0 million. Such discount is amortized to interest expense over a five year period ending February 22, 2010, the date on which holders of the Notes may first require the Company to repurchase all or a portion of their notes. The amortization is included in interest expense, other net in the Company’s statement of operations and totaled $4.5 million and $4.3 million for the three month periods ended March 31, 2009 and 2008, respectively. The impact on the Company’s financial position as of December 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 from the adoption of FSP APB 14-1 is presented in the table below.
FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. FAS 160 changed the presentation of the Company’s noncontrolling interests in its balance sheet and statement of operations. Specifically, noncontrolling interests now appear as a separate component of the Company’s consolidated equity on the balance sheet rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position as of December 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 from the adoption of FAS 160 is presented in the table below.

	December 31, 2008			December 31, 2008
	Consolidated Balance Sheet	Adjustments		Consolidated Balance Sheet
(In thousands)	As Previously Reported	FSP APB 14-1	FAS 160	Retrospectively Adjusted
Deferred income taxes	26,474	(8,680)		17,794
Other assets	29,715	(415)		29,300
Minority interest	5,095		(5,095)	—
Convertible subordinated notes	460,000	(21,701)		438,299
Additional paid-in capital	1,054,517	49,168		1,103,685
Accumulated earnings	367,286	(36,562)		330,724
Noncontrolling interest	—		5,095	5,095

	March 31, 2008			March 31, 2008
	Consolidated Statement			Consolidated Statement
	Of Operations	Adjustments		Of Operations
(In thousands, except per share data)	As Previously Reported	FSP APB 14-1	FAS 160	Retrospectively Adjusted
Interest expense and other, net	(4,398)	(4,218)		(8,616)
Minority interest	(9)		9	—
Provision for income taxes	15,480	(1,724)		13,756
Net income	24,190	(2,494)	9	21,705
Less: Net income attributable to the noncontrolling interest	—		(9)	(9)
Net income attributable to Sybase, Inc.	—		21,696	21,696
Basic net income per share	0.28		(0.28)	—
Diluted net income per share	0.27		(0.27)	—
Basic net income per share attributable to Sybase, Inc.	—	(0.03)	0.28	0.25
Diluted net income per share attributable to Sybase, Inc.	—	(0.03)	0.27	0.24

	March 31, 2008			March 31, 2008
	Consolidated Statement			Consolidated Statement
	Of Cash Flows	Adjustments		Of Cash Flows
(In thousands)	As Previously Reported	FSP APB 14-1	FAS 160	Retrospectively Adjusted
Net income	24,190	(2,494)	9	21,705
Minority interest	9		(9)	—
Deferred income taxes	(809)	(1,724)		(2,533)
Imputed interest expense for convertible notes	—	4,310		4,310
Amortization of note issuance costs	492	(92)		400

FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the tangible and intangible assets acquired. FAS 141(R) results in a number of significant changes, including: expanding the definitions of a “business” and a “business combination” recognition of contingent considerations at fair value on the acquisition date and, for certain arrangements, recognition of changes in fair value in earnings until settlement; and charges to expense for acquisition-related transaction and restructuring costs rather than treated as part of the cost of the acquisition.
Except for certain income tax accounting, FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of FAS 141(R) will depend on future acquisitions. FAS 141(R) applies retrospectively to the Company’s deferred tax asset valuation allowance relating primarily to the acquired federal tax loss carryforwards. Under FAS 141(R), any tax benefit will now be credited to the Company’s operations. As of March 31, 2009, approximately $22 million of the Company’s valuation allowance related to acquired federal tax loss carryforwards. For the three months ending March 31, 2009, no valuation allowances were released.
Issued in April 2009, FSP FAS No. 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in FAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with FAS No. 5, Accounting for Contingencies. The FSP is effective for the Company’s business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of SFAS 141(R)-1 will depend on future acquisitions.
FSP FAS 142-3 amends the disclosure of the factors considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
FSP 157-2 deferred the effective date of FAS 157 for certain nonfinancial assets and nonfinancial liabilities, to the Company’s fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
FAS 161 amended the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of FAS 161 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
2. Stock-Based Compensation. The Company may grant stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At March 31, 2009, an aggregate of 12,145,538 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan. The 2003 Stock Plan, its predecessor plans, and the Employee Stock Purchase Plan are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded in the Company’s results of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
Cost of services	$342	$359
Cost of messaging	138	91
Sales and marketing	1,400	1,356
Product development and engineering	718	664
General and administrative	3,152	3,241

Stock-based compensation expense included in total costs and expenses	5,750	5,711
Tax benefit related to stock-based compensation expense	(1,605)	(1,625)

Stock-based compensation expense included in net income	$4,145	$4,086

Reduction of net income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

As of March 31, 2009, there was $48.4 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize the cost for stock options and stock appreciation rights over a weighted average period of 2.5 years. The Company expects to recognize the cost for restricted stock over a weighted average period of 1.7 years.
3. Net income per share attributable to Sybase, Inc.
Shares used in computing basic and diluted net income per share attributable to Sybase, Inc. are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options, unvested restricted stock, stock appreciation rights and the Company’s convertible subordinated debt. Diluted net income per share includes the dilutive effect of the assumed exercise of stock options, vesting of restricted stock, and stock appreciation rights using the treasury stock method. The computation of diluted earnings per share includes the dilutive effects of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price, if any. Such computation includes computing the excess, if any, of the average price of the Company’s common stock over the conversion price of $24.99 per share. The Company calculates the average stock price in accordance with the terms of the debt agreement. The Company has consistently applied this policy to all periods in which the convertible debt had a dilutive effect on earnings per share. See Note 10 — Convertible Subordinated Notes. The following table shows the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008 (1)
Net income attributable to Sybase, Inc.	$28,085	$21,696

Basic net income per share attributable to Sybase, Inc.	$0.35	$0.25

Shares used in computing basic net income per share attributable to Sybase, Inc.	79,809	87,672

Diluted net income per share attributable to Sybase, Inc.	$0.33	$0.24

Shares used in computing basic net income per share attributable to Sybase, Inc.	79,809	87,672
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,008	2,156
Dilutive effect of convertible subordinated debt	2,634	950

Shares used in computing diluted net income per share attributable to Sybase, Inc.	84,451	90,778

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 2.6 million and 2.7 million for the three month periods ended March 31, 2009 and 2008, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
4. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended
	March 31,
(In thousands)	2009	2008 (1)
Net income	$28,101	$21,705
Foreign currency translation gains (losses)	(14,756)	19,881
Change in unrealized losses on marketable securities	(5)	(176)

Comprehensive income	13,340	41,410
Less: Comprehensive income attributable to noncontrolling interest	16	9

Comprehensive income attributable to Sybase, Inc.	$13,324	$41,401

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
The Company’s foreign currency translation gains (losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. The Company has classified all of its debt and equity securities as available-for-sale pursuant to FAS 115 except those trading securities that are invested as directed by participants of a Rabbi Trust related to the Company’s deferred compensation plan. Securities classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, excluding other-than-temporary impairments, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. See Note 13 – Fair Value Measurements.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three month periods ended March 31, 2009 and 2008 consisted primarily of stock-based compensation expenses.
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
A summary of the segment financial information reported to the CEO for the three months ended March 31, 2009 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$65,384	$13	$372	—	$65,769
Mobile and Embedded	10,305	13,192	10	—	23,507

Subtotal license fees	75,689	13,205	382	—	89,276
Intersegment license revenues	29	8,585	9	$(8,623)	—

Total license fees	75,718	21,790	391	(8,623)	89,276
Services
Direct service revenue	125,129	9,478	367	—	134,974
Intersegment service revenues	—	7,531	—	(7,531)	—

Total services	125,129	17,009	367	(7,531)	134,974
Messaging	—	—	43,263	—	43,263

Total revenues	200,847	38,799	44,021	(16,154)	267,513
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	144,216	30,437	40,153	(16,154)	198,652

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	56,631	8,362	3,868	—	68,861
Amortization of other purchased intangibles	527	1,023	2,173	—	3,723
Amortization of purchased technology	78	2,010	1,113	—	3,201

Operating income before cost of restructure and unallocated costs	56,026	5,329	582	—	61,937
Reversal of restructure - 2009 Activity	(10)	—	—	—	(10)

Operating income before unallocated costs	56,036	5,329	582	—	61,947
Unallocated costs					5,050

Operating income					56,897
Interest income, interest expense and other, net					(8,901)

Income before income taxes					$47,996

A summary of the segment financial information reported to the CEO for the three months ended March 31, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total (1)
Revenues:
License fees
Infrastructure	$56,379	$59	$12	—	$56,450
Mobile and Embedded	6,237	15,437	—	—	21,674

Subtotal license fees	62,616	15,496	12	—	78,124
Intersegment license revenues	62	5,198	—	$(5,260)	—

Total license fees	62,678	20,694	12	(5,260)	78,124
Services
Direct service revenue	128,134	10,692	571	—	139,397
Intersegment service revenues	5	8,125	—	(8,130)	—

Total services	128,139	18,817	571	(8,130)	139,397
Messaging	8	—	42,619	—	42,627

Total revenues	190,825	39,511	43,202	(13,390)	260,148
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	150,864	34,646	39,063	(13,390)	211,183

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	39,961	4,865	4,139	—	48,965
Amortization of other purchased intangibles	527	1,023	1,966	—	3,516
Amortization of purchased technology	403	2,151	993	—	3,547

Operating income before cost of restructure and unallocated costs	39,031	1,691	1,180	—	41,902
Cost of restructure - 2008 Activity	27	—	—	—	27

Operating income before unallocated costs	39,004	1,691	1,180	—	41,875
Unallocated costs					5,711

Operating income					36,164
Interest income, interest expense and other, net					(703)

Income before income taxes					$35,461

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2009	$73,885	$102,788	$350,478	$527,151
Reduction in goodwill recorded on Paybox acquisition	—	—	(27)	(27)
Foreign currency translation adjustments & other	(340)	(213)	(1,093)	(1,646)

Balance at March 31, 2009	$73,545	$102,575	$349,358	$525,478

The following table reflects the carrying amount and accumulated amortization of intangible assets:

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$168,550	$(128,169)	$40,381	$169,758	$(125,265)	$44,493
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(298)	21	319	(271)	48
Customer lists	112,390	(55,509)	56,881	114,632	(52,303)	62,329

Totals	$288,359	$(183,976)	$104,383	$291,809	$(177,839)	$113,970

Gross and net carrying amounts vary from quarter to quarter due to currency translation of non-dollar denominated balances and amortization. The amortization expense on these intangible assets for the three months ended March 31, 2009 was $6.9 million, of which $2.1 million was included within “cost of license fees” and $1.1 million was included within “cost of messaging”. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2009	$27,514
2010	25,537
2011	20,227
2012	13,659
2013	11,683
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill. At March 31, 2009 the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.3 years.
7. Litigation.
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it requested that any injunction be stayed pending the outcome on appeal), but subsequently withdrew its request for enhanced damages for the time period prior to the verdict. Sybase 365 filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has made the following rulings: i) granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, ii) granted TCS’s motion for pre-judgment interest, at the rate of prime plus 1%, compounded quarterly, iii) granted Sybase 365’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million, iv) denied Sybase 365’s motions for judgment as a matter of law, for reduction of the jury award, and for entry of judgment based on inequitable conduct, and v) denied TCS’s motion for attorneys’ fees. The court entered an agreed form of judgment in the matter on March 31, 2009 in the amount of $12.1 million. The Court also entered an injunction against use or sale of the SMS Exchange 1.0 and SMS Exchange 1.01 text messaging systems or any other systems not more than colorably different therefrom that provides phone-number-only text message routing by using a database associating subscriber phone numbers with routing carriers and a database associating carriers with routing syntax to route digital message packets. However, the Court stayed the injunction pending appeal. The Court also ordered that a $15 million escrow may be established in lieu of a bond to secure the final judgment pending appeal. Sybase 365 has established the escrow. Sybase 365 has filed an appeal of the judgment.
In addition, the court issued a ruling in favor of Sybase 365 on a motion it filed 1) holding TCS in contempt of court for violating the protective order when it filed confidential Sybase 365 documents with the Patent & Trademark Office; 2) awarding Sybase 365 the full attorneys’ fees and costs it had incurred in seeking protection for those documents and in bringing the contempt motion, in the amount of $0.3 million and 3) barring TCS’s patent prosecution attorney, William Bollman, and his firm from substantive involvement in the preparation or prosecution of TCS patent applications in the area of intercarrier or other text, SMS or multi-media messaging during the pendency of this litigation (including appeals) and for a period of 12 months thereafter.
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
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matter, is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at March 31, 2009. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.
8. Stock Repurchase Plan. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. From the program’s inception through

March 31, 2009, the Company has used an aggregate total of $787.5 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 43.4 million shares.
9. Restructuring.
     The Company embarked on restructuring activities in 2004, 2002 and 2001 (the 2004, 2002 and 2001 Plans, respectively) as a means of managing its operating expenses. For descriptions of each restructuring plan, see Note 13 to Consolidated Financial Statements, Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which information is incorporated here by reference.
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in thousands)	2004	2002	2001
Restructuring plan
Accrued liabilities at December 31, 2008	$2,254	$3,391	$713
Amounts paid	(296)	(679)	(89)
Amounts added/(reversed)	(10)

Accrued liabilities at March 31, 2009	$1,948	$2,712	$624

10. Convertible Subordinated Notes. On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These notes have imputed and stated interest rates of 6.09 percent and 1.75 percent, respectively, and are subordinated to all of the Company’s future senior indebtedness. The notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders.
The Company may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that the Company repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020. During the quarter ended March 31, 2009 the Company reclassified the outstanding balance related to the notes from long term liabilities to short term debt as the holders of the notes may require the Company to repurchase all or a portion of their notes on February 22, 2010.
The holders may convert the notes into the right to receive the conversion value (i) when the Company’s stock price exceeds 130% of the $24.99 per share adjusted conversion price (equal to $32.49 per share) for a specified time, (ii) in certain change in control transactions, (iii) if the notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended March 31, 2009, the Company’s stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.
As a result of the completion of a self tender offer on April 15, 2008, the conversion rate for the notes has been adjusted from 39.6511 shares of the Company’s common Stock per $1,000 principal amount of notes to 40.02 shares of the Company’s common stock per $1,000 principal amount of the notes.
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $6.5 million and $6.3 million for the three months ended March 31, 2009 and 2008, respectively, which includes $4.5 million and $4.3 million of amortization of debt discount for each of the three month periods, respectively (see Note 1 – Basis of Presentation). The Company also amortized of debt issuance costs totaling $0.4 million for the three months ended March 31, 2009 and 2008, respectively.
Offering fees and expenses associated with the debt offering were approximately $9.8 million when the notes were issued.
As a result of the adoption of FSP APB 14-1 (see Note 1 – Basis of Presentation), the carrying amount of the notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and reduction of deferred tax asset of $34.0 million. Such discount is amortized to interest expense over a five year period ending February 22, 2010, the date on which holders of the notes may first require the Company to repurchase all or a portion of their notes. The amortization is included in interest expense and other, net in the Company’s condensed consolidated statement of operations and totaled $4.5 million and $4.3 million for the three month periods ended March 31, 2009 and 2008, respectively. In addition, the debt issuance costs have been restated to $8.0 million at time of issuance with the remaining $1.8 million difference allocated to additional paid-in capital. The debt issuance costs and related amortization have been restated for all prior periods presented. The unamortized balance of debt issuance costs is included in “other assets” in the Company’s condensed consolidated balance sheets at March 31, 2009 and December 31, 2008. This asset will be amortized into interest expense on a straight-line basis over a five-year period which corresponds to the earliest put date. This approximates the effective interest method. The remaining unamortized debt issuance costs were $1.4 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively.
The carrying amount of the equity component of the notes and the principal amount, unamortized discount and net carrying amount of the liability component of the notes as of March 31, 2009 and December 31, 2008 were as follows:

	As of
	March 31,	December 31,
	2009	2008
		As Adjusted
	(In millions)
Gross equity component of notes	$85.0	$85.0
Deferred tax asset reduction	(34.0)	(34.0)
Equity issuance costs	(1.8)	(1.8)

Equity component of notes	$49.2	$49.2

Principal amount of notes	$460.0	$460.0
Unamortized discount of notes	(17.2)	(21.7)

Liability component of notes	$442.8	$438.3

Although the notes were not convertible on March 31, 2009, the amount by which the notes’ if-converted value on that date exceeded its principal amount was $60.7 million.
11. Income Taxes. The effective tax rate for the periods presented is the result of the mix of income projected to be earned in various tax jurisdictions that apply a broad range of income tax rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.
Our effective tax rate was approximately 41.5 percent and 38.8 percent for the three months ending March 31, 2009 and March 31, 2008, respectively. Our effective tax rate for both years differ from the statutory rate of 35 percent primarily due to the impact of state taxes, the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, and for 2009, a non-recurring tax charge recorded for a reduction in our state net deferred tax assets as a result of a California tax law enacted during the three months ending March 31, 2009. These increases were partially offset by earnings in lower tax jurisdictions. The amount of tax recorded increased primarily because of an increase in our earnings for the same comparative periods.
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
As of December 31, 2008, the total amount of our unrecognized tax benefits was $64.7 million of which $63 million would impact our effective tax rate if recognized. There was no material change to these amounts during the three months ended March 31, 2009. During the next 12 months, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $7 million to $16 million due to tax settlement payments and the expiration of statute of limitations. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations. However, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. At December 31, 2008, we had accrued $3.7 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the three months ended March 31, 2009 was not significant.

12. Fair Value Measurements.
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are as follows:
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
Effective September 30, 2008, the Company adopted FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies the application of SFAS 157 in a market that is not active.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$529,698	—	—	$529,698

Trading securities	8,619	—	—	8,619

Available-for-sale cash investments	87,373	—	$13,714	101,087

Total	$625,690	—	$13,714	$639,404

Money market funds are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet. Level 1 available-for-sale cash investments consist of short-term bank deposits and debt securities with maturities less than one year. These cash investments are included in cash and cash equivalents and short-term cash investments on the Company’s condensed consolidated balance sheet. Level 1 trading securities are the defined set of mutual funds that are invested as directed by participants of the Rabbi Trust established related to the Company’s deferred compensation plan. The trading securities are included in short-term cash investments on the Company’s consolidated balance sheet. Level 3 assets consist of six auction rate securities (ARS).
ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by the Company consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, Euro dollar deposits, banker acceptances, repurchase agreements, money funds, auction rate securities, collateralized debt obligations, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. As of March 31, 2009, the credit ratings of four of the ARS were Baa1, the credit rating on a fifth ARS was Baa2, and the credit rating on a sixth ARS was

B3. In addition the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until the Company sells the securities in a secondary market which currently does not exist.
Through March 31, 2009, the Company has recorded charges to earnings for other than temporary impairment losses totaling $15.2 million for the six ARS. The determination of whether each ARS is other than temporarily impaired is based on a variety of factors including (i) the quality and estimated value of the investments held by the trust/issuer; (ii) the financial condition and credit rating of the trust, issuer, sponsors, and insurers; and, (iii) the frequency of the auction function failing. Changes in these and other factors could result in additional realized impairment losses. Based on the Company’s cash, cash equivalents and cash investment balances of $705.8 million as of March 31, 2009 and expected operating cash flows, the Company does not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business.
The fair values of the ARS as of March 31, 2009 are based on an estimation employing a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The ARS are included in long-term cash investments on the Company’s condensed consolidated balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009 (in thousands):

Auction Rate
Securities
Balance at December 31, 2008	$15,513
Impairment loss included in interest expense and other, net	(1,799)

Balance at March 31, 2009	$13,714

As of March 31, 2009, the Company does not have liabilities that are measured at fair value on a recurring basis.
13. Recent Accounting Pronouncements.
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms Statement 157 which states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, this staff position reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently evaluating the potential impact of the provisions of FSP FAS 157-4.
FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”(FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 focuses on other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 provides guidance on how to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact of the provisions of FSP FAS 115-2 and FAS 124-2.
FSP FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments”
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of the provisions of FSP FAS 107-1 and APB 28-1.

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
You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Item 1 and our Annual Report on Form 10-K for the year ended December 31, 2008.
Effective January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires certain issuers of convertible debt instruments to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption is required. As a result, interest expense for all periods presented is now imputed and recognized on the Company’s convertible subordinated notes based on the 6.09 percent nonconvertible debt borrowing rate which would have applied to the Company in February of 2005 when it issued the Notes. Previously interest expense was recognized based on the 1.75 percent stated rate. In accordance with the transition provisions of FSP APB 14-1, the carrying amount of the Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax asset reduction of $34.0 million See Notes 1 and 10 to Condensed Consolidated Financial Statements – Basis of Presentation and Convertible Subordinated Notes, respectively, Part I, Item I.
Executive Overview
Our Business
Sybase is a global enterprise software and services company exclusively focused on managing and mobilizing information from the data center to the point of action. We provide open, cross platform solutions that securely deliver information anytime, anywhere, providing decision-ready information to the right people at the right time.
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
Our Results
We reported total revenues of $267.5 million for the three months ended March 31, 2009, which represented a $7.4 million (3 percent) increase from total revenues of $260.1 million for the same period last year. The increase in total revenues was attributable to a 14 percent increase in our license revenues, partially offset by a 3 percent decrease in our services revenue. Our IPG segment saw a $10.0 million (5 percent) increase in revenues, Sybase 365 grew revenues $0.8 million (2 percent) and iAS experienced a $0.7 million (2 percent) decrease in revenues. The year-over-year revenue impact resulting from foreign exchange differences was a reduction of approximately 6 percent.

The increase in IPG revenues was driven by a 21 percent increase in license revenue. The growth in IPG license revenues was primarily attributed to a 32 percent increase in database revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products. This increase was partially offset by an 8 percent decline in revenues from professional services. Sybase 365 messaging revenues increased 1 percent. The Sybase 365 segment was disproportionately impacted by currency exchange (approximately 10 percent ) because 64 percent of its revenues comes from outside the U.S. The decrease in iAS revenues was driven by a 10 percent decrease in service revenue partially offset by a 5 percent increase in license revenues.
We reported net income of $28.1 million for the quarter ended March 31, 2009, compared to $21.7 million for the same period last year. For the quarter ended March 31, 2009 our operating income was $56.9 million (21 percent operating margin) compared to $36.2 million (14 percent operating margin) for the same period in 2008. The increase in operating income was primarily attributable to the IPG segment’s $17.0 million increase in operating income representing both their revenue growth and operating margin expansion.
The first quarter is traditionally our strongest quarter for cash generation, and during the three months ended March 31, 2009, we generated net cash from operating activities of $97.4 million. Our days sales outstanding in accounts receivable was 78 days for the quarter ended March 31, 2009 compared to 76 days for the quarter ended March 31, 2008.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results.”.
Business Trends
We are encouraged by the strength of our pipeline and the general health of our business. We believe, however, that the overall spending environment will be very challenging in 2009, due to the global recession and reductions in capital expenditures on information technology. While our short-term pipeline is strong, it is more difficult than in the past to predict the overall buying environment in the second half of the year. Additionally, in 2009 we expect that our year-over-year revenue and net margin comparisons will be adversely impacted by a significant strengthening of the U.S. dollar against various foreign currencies, most specifically the Euro and other European currencies.
Our customers are focused on IT projects that reduce cost and generate a quick return on investment. Within this framework we continue to see spending strength on mission critical applications where enterprise data volumes continue to grow. This has resulted in strong demand for our ASE 15.0 product, for which we added 218 new customers during the first quarter.
We also benefit from strong demand for new capabilities like business analytics and risk management. We added 43 new customers for our IQ Analytic Server product and 5 new customers for our Risk Analytics Platform (RAP) product. IQ offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. Our RAP product, which is built on IQ, is targeted to the financial service industry for risk, trading and compliance analytics. The pipeline for RAP, which was launched in the first half of 2008, continues to build and provides what we believe, will be a future growth engine for our IQ product.
In contrast, we believe spending on discretionary projects and solutions requiring long professional services engagements will be weak during 2009. In the first quarter we saw a decline of approximately 12 percent in our professional services business, and expect continued year-over-year declines in this business throughout the year
With respect to the market for mobility and integration products we believe these products continue to gain market acceptance and will provide us with growth opportunities in the future. In the first quarter we announced an important business partnership with SAP which will leverage the new Sybase Unwired Platform to extend SAP Business Suite functionality to all major device platforms. With over 40 million licensed users, the SAP installed base provides us with significant opportunities to expand our enterprise mobility footprint in the future.
In messaging services, we expect continued growth in worldwide Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic and expanding demand for mobile data roaming (GRX) services. Additionally, we continue to see growth in enterprise adoption of mobile messaging as a cost effective channel for real-time customer interaction. Offsetting to some extent the growth in message volume has been continued price compression and declines in mobile advertising and content delivery. Our future plans call for offering new value added services such as hosted analytics and mobile commerce solutions. We believe these offerings will allow us to demonstrate service differentiation and provide us with the opportunity to expand margins for the messaging business.
In 2009 we will aggressively maintain cost controls to improve margins. One area of focus will be to drive cost and revenue synergies between our operating segments by eliminating research and development overlap, combining marketing efforts, integrating back office functions and streamlining business operations. With this focus we believe we can improve operating results and maintain our strong cash flow in an uncertain environment.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for changes to convertible debt accounting as described in Note 1 to the Condensed Consolidated Financial Statements, Part 1, Item 1 of the Form 10-Q, we believe that during the first three months of 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms Statement 157 which states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, this staff position reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We are currently evaluating the potential impact of the provisions of FSP FAS 157-4.
FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”(FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 focuses on other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 provides guidance on how to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact of the provisions of FSP FAS 115-2 and FAS 124-2.
FSP FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments”
In April 2009, the FASB issued FSP FAS 107-1 APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 addresses fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to the issuance of FSP FAS 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. This FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the potential impact of the provisions of FSP FAS 107-1 and APB 28-1.
FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1”
In April 2009, FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in FAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with FAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as FAS No. 141(R), and is therefore effective for our business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of FAS 141(R)-1 will depend on future acquisitions.

Results of Operations
Revenues
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2009	2008	Change
License fees by segment:
IPG	$75.7	$62.7	21%
IAS	21.8	20.7	5%
SY365	0.4	0.0	*
Eliminations	(8.6)	(5.3)	62%

Total license fees	$89.3	$78.1	14%

Percentage of total revenues	33%	30%

Services by segment:
IPG	$125.1	$128.1	(2%)
IAS	17.0	18.8	(10%)
SY365	0.4	0.6	(33%)
Eliminations	(7.5)	(8.1)	(7%)

Total services	$135.0	$139.4	(3%)

Percentage of total revenues	51%	54%

SY365 messaging revenue	$43.2	$42.6	1%
SY 365 messaging as percentage of total revenues	16%	16%
Total revenues	$267.5	$260.1	3%

*	Not meaningful
License revenues increased $11.2 million (14 percent) for the three months ended March 31, 2009 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to a $13.0 million (21 percent) increase in IPG license revenues and a $1.1 million (5 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by a 32 percent increase in database license revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products. The increase in iAS license revenues was largely attributable to a 13 percent increase in our small-footprint database products.
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
Total services revenues (which include technical support, professional services and education) decreased $4.4 million (3 percent) for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a $3.0 million (2 percent) decrease in IPG service revenues and a $1.8 million (10 percent) decrease in iAS service revenues. The decrease in IPG service revenues was largely due to a decrease in professional services of $1.8 million and in education revenues of $0.7 million. The decrease in iAS service revenues was mostly due to a decrease in technical support of $1.3 million and in professional services of $0.5 million. Unfavorable currency exchange rates largely contributed to the decline in technical support revenues.
Total technical support revenues decreased $0.9 million (1 percent) for the three months ended March 31, 2009 compared to the same period in 2008. Technical support revenues comprised approximately 81 percent of total services revenues for the three month period ended March 31, 2009 and 79 percent for the same period in 2008. The 1 percent decrease was due to a 5 percent growth in constant currency offset by negative currency exchange impact of 6 percent. Current and long-term deferred revenue balances in the balance sheet relate principally to technical support contracts and decreased $4.5 million (2 percent) from March 31, 2008.
Services revenues other than technical support decreased $3.5 million (12 percent) for the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily related to a $2.3 million (9 percent) decrease in professional services, and a $0.8 million (32 percent) decrease in education revenue. These declines primarily reflect negative currency exchange impact.

Messaging revenues increased $0.6 million (1 percent) for the three months ended March 31, 2009 compared to the same period in 2008. Messaging revenue growth is pressured by recent changes in currency rates. On a constant currency basis, messaging revenue growth was 11 percent compared to the same period in 2008 and includes new revenue from GRX and MMX services in the 2009 period.
Geographical Revenues
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2009	2008	Change
North American	$139.8	$132.0	6%
Percentage of total revenues	52%	51%
Total Outside North America	$127.7	$128.1	*
Percentage of total revenues	48%	49%
International: EMEA (Europe, Middle East and Africa)	$89.1	$91.9	(3%)
Percentage of total revenues	33%	35%
Intercontinental: (Asia Pacific and Latin America)	$38.6	$36.2	7%
Percentage of total revenues	15%	14%
Total revenues	$267.5	$260.1	3%

*	Not meaningful
North American revenues (United States, Canada and Mexico) increased $7.8 million (6 percent) for the three months ended March 31, 2009 compared to the same period last year. The increase was primarily due to the $4.7 million (12 percent) increase in license revenues, $1.8 million (13 percent) increase in messaging revenues, and a $1.3 million (2 percent) increase in service revenues compared to the same period in 2008.
International revenues comprised 48 percent and 49 percent of total revenues for the three months ended March 31, 2009 and 2008, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended March 31, 2009 decreased $2.8 million (3 percent) compared to the three months ended March 31, 2008. The decrease was due primarily to a $5.3 million (13 percent) decrease in service revenues, offset by a $2.5 million (9 percent) increase in license revenues. The decrease in service revenues was mostly due to the negative 12 percent currency exchange impact of a stronger dollar and the negative 18 percent impact of weaker sales of more discretionary professional and education services.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended March 31, 2009 increased $2.4 million (7 percent) compared to the three months ended March 31, 2008. The increase was primarily attributable to a $4.0 million (28 percent) increase in license revenues, offset by a $1.2 million (26 percent) decrease in messaging revenues and a $0.3 million (2 percent) decrease in services revenues. These increases were primarily driven by license revenue increases in Japan of $5.2 million and in China of $0.9 million. The decrease in messaging revenue primarily resulted from a $1.0 million decline in messaging revenue in Singapore.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended March 31, 2009, foreign currency exchange rate changes from the same period last year resulted in a decrease of $17.7 million (6 percent) in our revenues and a decrease of $15.3 million (7 percent) in our operating expenses. The change for the comparable period was primarily due to a stronger U.S. dollar against the Euro and British Pound, and to a lesser extent the strengthening of the U.S. dollar against the Korean Won, Australian Dollar and Brazilian Real.
Our business and results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. Additionally, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of worldwide software and messaging markets could result in a higher or lower proportion of international revenues as a percentage of total revenues in the future. For additional risks associated with currency fluctuations, see “Quantitative and Qualitative Disclosures of Market Risk,” Part I, Item 3 and “Future Operating Results,” Part II, Item 1(A).

Costs and Expenses
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2009	2008	Change
Cost of license fees	$12.3	$14.5	(15%)
Percentage of license fees revenues	14%	19%
Cost of services	$36.8	$40.9	(10%)
Percentage of services revenues	27%	29%
Cost of messaging	$27.0	$25.1	8%
Percentage of messaging revenues	62%	59%
Sales and marketing	$64.2	$68.3	(6%)
Percentage of total revenues	24%	26%
Product development and engineering	$34.7	$35.6	(3%)
Percentage of total revenues	13%	14%
General and administrative	$31.9	$36.1	(12%)
Percentage of total revenues	12%	14%
Amortization of other purchased intangibles	$3.7	$3.5	6%
Percentage of total revenues	1%	1%
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. Cost of license fees were $12.3 million for the three months ended March 31, 2009, a decrease of $2.2 million (15%) compared to the three months ended March 31, 2008. Such costs were 14% of license revenue for the three months ended March 31, 2009 as compared with 19% of license revenue for the same period last year. The decrease in the cost of license fees of $2.2 million was primarily due to a $1.2 million decrease in amortization of capitalized software development costs related to certain releases of ASE and DI Suite, and $0.5 million decreases in both royalty expense and purchase technology amortization.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. Cost of services were $36.8 million for the three months ended March 31, 2009, a decrease of $4.1 million (10 percent) as compared to the same period in 2008. These costs were 27 percent and 29 percent of services revenues for the three months ended March 31, 2009 and 2008, respectively. The $4.1 million decrease was primarily due to a $2.2 million decrease in compensation costs related to the foreign currency impact of a stronger dollar and a decrease in headcount.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the network datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three months ended March 31, 2009 were $27.0 million, up $1.9 million (8 percent) compared to the same period in 2008. Cost of messaging has increased in absolute dollars and as a percentage of revenue primarily due to increased investment in operations of $1.0 million (2 percent of revenue), a shift in traffic mix to higher cost services of $0.4 million (1 percent of revenue), and to some extent, the costs associated with new GRX and MMX services in 2009.
Sales and Marketing. Sales and marketing expenses were $64.2 million for the three months ended March 31, 2009, down $4.1 million (6 percent) as compared to the same period last year. These costs were 24 percent of total revenues for the three months ended March 31, 2009 as compared to 26 percent same period ended last year. The decrease in sales and marketing expenses in absolute dollars for the three months ended March 31, 2009 is primarily due to a $4.1 million decrease in commissions and salaries attributable to the foreign currency impact of a stronger dollar, and $1.6 million decrease in discretionary spending.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $34.7 million for the three months ended March 31, 2009, down $0.9 million (3 percent) as compared to the same period last year. These costs were 13 percent of total revenues for the three months ending March 31, 2009 as compared to 14 percent of total revenues for the same period in 2008. The decrease in product development and engineering costs in absolute dollars for the three months ended March 31, 2009 is primarily due to lower compensation costs related to reduced headcount levels.
We capitalized approximately $11.9 million of software development costs for the three months ended March 31, 2009 compared to $12.9 million for the same period in 2008. For the three months ended March 31, 2009, capitalized software costs included costs incurred for efforts associated with ASE, Replication Server, Power Builder, SUP, and Sybase IQ.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues. Based on current development plans, it is expected that software capitalization costs will be marginally lower in the remaining quarters of 2009 compared to the first quarter, leading to an increase in product development and engineering both in absolute terms and as a percentage of revenue.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $31.9 million for the three months ended March 31, 2009 as compared to $36.1 million for the three months ended March 31, 2008. These costs represented 12 percent and 14 percent of total revenues for the three months ended March 31, 2009 and 2008, respectively. The decrease in general and administrative expenses of $4.2 million for the three months ended March 31, 2009 was primarily due to reduced legal and other professional fees of $2.0 million, decreases in compensation costs related to reduced headcount and the currency impact of a stronger dollar of $1.0 million.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, of XcelleNet in 2004, of Extended Systems in 2005, of Mobile 365 in 2006, and of Cable & Wireless businesses 2008. The changes in amortization of other purchased intangibles for the three month period ended March 31, 2009 compared to the same period in the prior year are insignificant.
Operating Income
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2009	2008	Change
Operating income by segment:
IPG	$56.0	$39.0	44%
IAS	5.3	1.7	212%
SY365	0.6	1.2	(50%)
Unallocated costs	(5.0)	(5.7)	(12%)

Total operating income:	$56.9	$36.2	57%

Percentage of total revenues	21%	14%
Operating income was $56.9 million for the three months ended March 31, 2009 compared to operating income of $36.2 million for the three months ended March 31, 2008. The increase in operating income for the three months ended March 31, 2009 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note 5 to the Condensed Consolidated Financial Statements — Segment Information, Part I, Item I. During the three months ended March 31, 2009, foreign currency exchange rate changes from the same period last year resulted in $2.4 million decline in operating profits.
Consolidated operating margins improved to 21 percent for the three month period ended March 31, 2009 from 14 percent for the same period in the prior year. The increase in operating margin are primarily due to improvements in operating margins for the IPG and iAS segments partially offset by a margin decline in the SY 365 segment as discussed below.
The operating margin for the IPG segment was 28 percent for the three months ended March 31, 2009 compared to 20 percent for the three months ended March 31, 2008. The increase in operating margin in the IPG segment resulted from a 5 percent increase in revenues and a 4 percent decrease in expenses. The increase in revenue for the three months ended March 31, 2009 is primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating margin for the iAS segment was 14 percent for the three months ended March 31, 2009 compared to 4 percent for the same period in 2008. The increase in iAS segment operating margin was primarily due to lower operating expenses during the three months ended March 31, 2009 compared with the same period in 2008.
The operating margin for the SY 365 segment for the three month period ended March 31, 2009 was 1 percent compared to 3 percent for the same period in 2008. The decrease in the SY 365 segment operating margin is primarily due to adverse currency impact and our continued investment in the segment’s operations.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and changes in value of assets in deferred compensation plans.
During the three months ended March 31, 2009, foreign currency exchange rate changes from the same period last year resulted in $2.4 million decline in operating profits.

Other Income (Expense), Net
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2009	2008 (1)	Change
Interest income	$2.2	$7.9	(72%)
Percentage of total revenues	1%	3%
Interest expense and other, net	$(11.1)	$(8.6)	29%
Percentage of total revenues	(4%)	(3%)

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
Interest income decreased to $2.2 million for the three months ended March 31, 2009 compared to $7.9 million for the same period last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three month period in 2009 is primarily due to a significant decrease in the effective interest rates earned on cash balances along with a reduction in the cash balances invested. The effective interest rates earned on cash balances fell from approximately 3.8 percent for the three months ended March 31, 2008 to 0.9 percent for the three months ended March 31, 2009. Our invested cash balances decreased as a result of our $300 million repurchase of 10.7 million shares of common stock during April, 2008 offset by cash provided from operations.
Interest expense and other, net, primarily includes: impairment charges related to investments in auction-rate securities (ARS); interest expense on our convertible subordinated notes with stated and imputed interest rates of 1.75 percent and 6.09 percent, respectively; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; increases and decreases in carrying values of mutual funds that are invested as directed by participants of a Rabbi Trust established in accordance with a deferred compensation plan; and bank fees.
Interest expense and other, net increased to $11.1 million for the three months ended March 31, 2009 compared to $8.6 million for the same period in 2008. The increase in interest expense and other, net is primarily due to losses resulting from foreign currency transactions and the related hedging activities of $1.2 million for the three months ended March 31, 2009 compared with a net gain of $1.3 million in the same period in 2008; and losses on trading securities that are invested as directed by participants of a Rabbi Trust related to our deferred compensation plan for the three months ended March 31, 2009; offset by reduced ARS impairment charges. Impairment charges related to ARS for the three months ended March 31, 2009 and 2008 were $1.8 million and $3.3 million, respectively. The ARS investments currently lack short-term liquidity and we will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a reasonable secondary market which currently does not exist. In addition, further impairments to the ARS investments, if any, may result in additional charges to earnings (See Note 12 to Condensed Consolidated Financial Statements – Recent Accounting Pronouncements, Part I, Item I).
Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. See Note 1 to Condensed Consolidated Financial Statements – Basis of Presentation, , Part I, Item I FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”. Financial results for the three months ended March 31, 2008 has been adjusted to reflect interest expense at the imputed interest rate.
Provision for Income Taxes
(Dollars in millions)

	Three Months ended March 31,
			Percent
	2009	2008 (1)	Change
Provision for income taxes	$19.9	$13.8	44%

(1)	As adjusted due to the implementation of FSP APB 14-1. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
Our effective tax rate was approximately 41.5 percent and 38.8 percent for the three months ending March 31, 2009 and March 31, 2008, respectively. Our effective tax rate for both years differ from the statutory rate of 35 percent primarily due to the impact of state taxes, the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, and a non-recurring tax charge recorded for a reduction in our state net deferred tax assets as a result of a California tax law enacted during the three months ending March 31, 2009. These increases were partially offset by earnings in lower tax jurisdictions. The amount of tax increased primarily because of an increase in our earnings for the same comparative periods.

As discussed in Note 1 to Condensed Consolidated Financial Statements – Basis of Presentation, Part I, Item I., during the three months ending March 31, 2009, we adopted Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) applies to our deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. When realization of these tax loss carryforwards is evaluated as being more likely than not, the valuation allowance is released for the associated deferred tax asset. In prior years, the tax benefit from this valuation release was credited to goodwill. For our three month ending March 31, 2009 and future periods, any tax benefit will now be credited to our operations. As of March 31, 2009, approximately $22 million of our valuation allowance related to acquired federal tax loss carryforwards. For the three months ending March 31, 2009, no valuation allowances were released.
Net Income Per Share Attributable to Sybase, Inc.
(Dollars and shares in millions, except per share data)

	Three Months ended March 31,
			Percent
	2009	2008 (1)	Change
Net income attributable to Sybase, Inc.	$28.1	$21.7	29%
Percentage of total revenues	10%	8%
Basic net income per share attributable to Sybase, Inc.	$0.35	$0.25	40%
Diluted net income per share attributable to Sybase, Inc.	$0.33	$0.24	38%
Shares used in computing basic net income per share attributable to Sybase, Inc.	79.8	87.7	(9%)
Shares used in computing diluted net income per share attributable to Sybase, Inc.	84.5	90.8	(7%)

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
We reported net income of $28.1 million for the three months ended March 31, 2009 compared to net income of $21.7 million for the same period last year. The increase in net income for the three months ended March 31, 2009 is due to the various factors discussed above.
Basic net income per share was $0.35 for the three months ended March 31, 2009 as compared to $0.25 for the same period in 2008. Diluted net income per share was $0.33 for the three months ended March 31, 2009 as compared to $0.24 for the same period in 2008.
Shares used in computing basic and diluted net income per share decreased 9 percent and 7 percent, respectively, for the three months ended March 31, 2009 as compared to the same period in 2008. The decreases were due primarily to shares repurchased in accordance with a self-tender offer to repurchase $300 million of common stock offset somewhat by the exercises of employee stock options and an increase in shares that may be issued to holders of our convertible debt.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share. Generally, such shares would be included in period in which the average price of our common stock exceeds $24.99 per share, the adjusted conversion price. In the first quarter of 2009, the average of the high closing prices during a specified number of trading days exceeded the $24.99 threshold. As a result, approximately 2.6 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding, resulting in an impact of approximately two cents to our diluted earnings per share. See Note 3 and 10 to Condensed Consolidated Financial Statements — Net income per share attributable to Sybase, Inc , and Convertible Subordinated Notes, respectively; Part I, Item I.
Liquidity and Capital Resources
(Dollars in millions)

	Three Months Ended
	March 31,		Percent
	2009	2008	Change
Working capital	$116.8	$674.4	(83%)
Cash and cash equivalents	$675.9	$804.4	(16%)
Net cash provided by operating activities	$97.4	$94.6	3%
Net cash provided by (used for) investing activities	$(24.6)	$74.3	*
Net cash provided by financing activities	$3.5	$11.4	(69%)

*	Not meaningful

Our primary source of cash is collections from our customers following the purchase of our products and services. Our business activity and cash generation was strong in the three months ended March 31, 2009. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful impact on the cash flows generated by our business to date.
Our only significant debt is a $460 million convertible debt instrument which may be put to us or called by us in February 2010. See Note 10 to Condensed Consolidated Financial Statements, Part I, Item 1 of this Quarterly Report on Form 10-Q. Though it may be somewhat dependent upon the actions of our noteholders (if some or all of them decide to put the convertible note to us), it is our current expectation that this instrument will be repaid by February 2010, possibly through the issuance of another debt instrument. At this time, we believe our cash and cash equivalents of $675.9 million and future cash flow from operations is sufficient to pay the notes if they are redeemed. We note any premium resulting from the notes’ convertible features may be repaid in either cash, stock or a mix of cash and stock at our election. That said, such repayment could, require us to repatriate certain funds held outside the US which could result in the payment of additional US taxes.
Our primary use of cash is payment of our operating costs, which consist primarily of compensation, benefits and other employee-related expenses, as well as other operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses, to fund our stock repurchase program and to meet our convertible debt obligations.
As a result of recent volatile conditions in global capital markets, general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the U.S. government. At March 31, 2009, our principal sources of liquidity were cash (excluding long-term cash investments), cash equivalents and short-term marketable securities totaling $692.1 million and accounts receivable of $230.6 million.
At March 31, 2009, we had $675.9 million invested in money market funds, commercial paper, bank time deposits, savings accounts and checking accounts. Our short-term investments totaling $16.1 million consisted principally of marketable securities held in a Rabbi Trust under non-qualified deferred compensation plans and debt securities. See Note 12 to Condensed Consolidated Financial Statements — Fair Value Measurements; Part I, Item I. Approximately 40 percent of our cash is held outside the U.S.  Approximately $50 million of these funds are considered permanently reinvested in our foreign operations. Management may, from time to time, revise its estimates of foreign subsidiaries’ earnings permanently reinvested depending on US cash needs. Such changes will correspondingly affect US taxable income. In addition, management periodically evaluates whether funds not permanently reinvested can be repatriated based on local country operating needs, foreign governmental and regulatory controls and/or dividend restrictions and any additional U.S. or foreign taxes when repatriated.
At March 31, 2009, long-term cash investments included auction rate securities with an estimated fair value of $13.7 million and a par value of $28.9 million. These investments have failed to settle at auction since August 2007 due to a lack of market. At this time, these investments are not liquid. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of ARS liquidity to adversely affect our ability to conduct business.
Working Capital
Working capital decreased $557.6 million (83 percent) from March 31, 2009 compared with March 31, 2008. The decrease was primarily due to reclassification of $442.8 million of our convertible subordinated notes from long term to short term liabilities in the current quarter consistent with the key terms of the borrowing agreement and a net use of $300 million to fund stock buybacks in April 2008; partially offset by net cash flows provided from operations.
Cash Flow
Net cash provided by operating activities was $97.4 million for the three months ended March 31, 2009 compared to $94.6 for the three months ended March 31, 2008. The 3 percent increase was primarily due to a $6.4 million increase in net income partially offset by the net effect of largely seasonal changes in accounts receivable, compensation accruals, prepaid income tax balances, and deferred revenues. Our days sales outstanding in accounts receivable was 78 days for the three months ended March 31, 2009 compared to 76 days for the three months ended March 31, 2008.
Net cash used for investing activities was $24.6 million for the three months ended March 31, 2009 compared to a $74.3 million source of cash in the same period in 2008. For the three months ended March 31, 2009 the primary uses of cash for investing activities were for capitalized software development, purchases of cash investments, and purchases of property, equipment and improvements. For the three months ended March 31, 2008 net cash provided by investing activities were from sales and maturities of cash investments, partially offset by capitalized software development, purchases of cash investments, and purchases of property, equipment and improvements. The sharp decline in cash provided from sales and maturities of investments during the three month period ended March 31, 2009 as compared to the three month period ended March 31,2008 resulted from the sale in the first quarter of 2008 of certain longer term investments in anticipation of the $300 million self-tender described below.
Net cash provided by financing activities was $3.5 million for the three months ended March 31, 2009 compared to a $11.4 million source of cash for the three months ended March 31, 2008. The decrease in cash provided by financing activities is primarily due to a $14.8 million increase in the purchase of treasury stock and offset by an $8.0 million increase issuance of common stock and reissuance of treasury stock for the three months ended March 31, 2008 compared with the three months ended March 31, 2009.
Revaluation of cash denominated in currencies other than US dollars had a negative impact on cash of $11.7 million for the three months ended March 31, 2009.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through March 31, 2009, aggregate amounts purchased under the Stock Repurchase Program totaled $787.5 million. For the three months ended March 31, 2009 and 2008 we repurchased 0.6 million shares and six thousand shares at a cost of $15.0 million and $0.1 million, respectively. Approximately $62.5 million remained available in the Stock Repurchase Program at March 31, 2009.
In response to the uncertain economic climate and the constrained short-term credit market, in the fourth quarter of 2008 we reassessed and tightened our credit extension policy. The impact of the reassessment has resulted in the deferral of revenue in certain cases.
At March 31, 2009 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. For example, in July 2008 we acquired certain businesses from Cable and Wireless and in December 2008 we acquired Paybox Solutions AG. We may decide to use cash and cash equivalents and investments or incur additional debt to fund such activities in the future. Additionally, in order to fund such investment we may decide to repatriate certain funds held outside the U.S. The repatriation of such funds could result in the payment of additional U.S. taxes.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2009, we had identifiable net assets totaling $321.6 million associated with our foreign operations. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange transaction exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. The principal currencies hedged during the three months ended March 31, 2009 were the Euro, and British Pound. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management – Foreign Exchange Risk,” below.

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions are re-measured at month-end and all forward contracts terminate at month-end with realized gains and losses included in interest expense and other, net. Forward contracts exist for a wide variety of currency pairs. The Company enters such contracts only once a month on the last day of the month. As such, there were no unrealized gains or losses on the outstanding forward contracts as of March 31, 2009. Despite our efforts to mitigate foreign currency transaction fluctuations, there can be no guarantee the impact of currency fluctuations will not be material in the future.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our investment portfolio, which, excluding our auction rate securities, consists of taxable, short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit quality issuers at the time of initial investment and, by policy, we limit the amount of credit exposure to any one issuer.
We mitigate default risk by investing in only the safe and high-credit quality securities at the time of initial investment and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, with the exception of auction rate securities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Losses realized from the other than temporary decline in the value of specific marketable securities are recorded in interest expenses and other, net on the income statement. Aside from a $1.8 million other than temporary impairment of auction securities, neither realized nor unrealized gains and losses at March 31, 2009 were material.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at March 31, 2009 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Our management, including our CEO and CFO, also concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 7 of Notes to Condensed Consolidated Financial Statements - Litigation in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Our revenues and operating results depend on the overall demand for our products and services. Our revenues for the quarter ending March 31, 2009 exceeded revenues for the quarter ending March 31, 2008 by 3 percent. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain revenue growth. The ongoing worldwide recession, weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our revenues. While we have not noted significant change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry, including from consolidation in the financial services industry, would adversely affect our revenues and operating results. In light of the difficult economic and business environment, we are acting to conservatively manage our expenses in an effort to maintain or expand our financial performance. If the worldwide recession continues or worsens, these efforts many not be successful and our financial results could be materially weaker than forecast.
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
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market and changes in customer IT spending habits. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger technology companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Additionally, Oracle recently announced its plan to acquire Sun Microsystems, a large technology company which operates in the hardware and software industries. We do not believe that this transaction will have any immediate impact on us; however, we are still evaluating this proposed transaction and its long term impact on our business. This transaction or other future hardware or software acquisitions by larger technology companies could pose a significant competitive disadvantage to us. The significant purchasing and market power of larger companies may also subject us to increased pricing pressures. Many of our competitors have greater financial, technical, sales and marketing resources, and a larger installed customer base than us. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must develop and promote new products and solutions, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

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
We may be unable to successfully assimilate an acquired company’s management team, employees, business infrastructure or data centers and related systems, capacity requirements, customer mandated requirements, and third party communication provider relationships or implement and maintain effective internal controls. Our acquisition due diligence may not identify technical, legal, financial, internal control or other problems associated with an acquired entity and our ability to seek indemnification may be limited by the acquisition structure or agreement. Also, dedication of resources to execute acquisitions and handle integration tasks and management changes accompanying acquisitions could divert attention from other important business. Acquisitions may also result in costs, liabilities, additional expenses or internal control weaknesses that could harm our results of operations, financial condition or internal control assessment. We may acquire entities that have pending lawsuits or are exposed to potential lawsuits or liabilities that were either unknown at the time of acquisition or prove to be more costly than anticipated. In addition, we may not be able to maintain customer, supplier, employee or other favorable business relationships of ours, or of our acquired operations, or be able to terminate or restructure unfavorable relationships, any of which might reduce our revenue or limit the benefits of an acquisition.
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of March 31, 2009, we had approximately $525.5 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
Acquisitions may also result in other charges, including stock-based compensation charges for assumed stock awards, charges for transaction expenses, and restructuring charges. Additionally, changes in the value of contingent consideration, such as earn-outs, could impact our net income. The timing and amount of such charges will be dependent on future acquisition and integration activities.
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
If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, to terminate their contracts with us or not to renew their contracts with us, our messaging revenues and margins would decline. Additionally, a limited number of customers provide most of our messaging revenue and if they terminate their contracts with us, do not renew their contracts or renegotiate their contracts in a way that is unfavorable to us, our messaging revenue and/or margin could be adversely impacted.
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
As of March 31, 2009 we had an aggregate par value of $28.9 million invested in six auction rate securities (ARS). The underlying collateral of the ARS we hold consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. As of March 31, 2009, the other-than-temporary impairment associated with these ARS totaled $15.2 million.
The credit and capital markets have significantly deteriorated in the past year and remain weak. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact of the provisions of FSP FAS 157-4 and it is uncertain how they will impact results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”(FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 focuses on other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 provides guidance on how to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact of the provisions of FSP FAS 115-2 and FAS 124-2.
Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $120 million through March 31, 2009. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the first quarter of 2009, revenues outside North America represented 48 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including changes in IT spending, the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, natural disasters, public health risks, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property and/or weak intellectual property protection, acts of terrorism, continued unrest and war in the Middle East and other factors, which could have a material impact on our international revenues and operations. Our revenues outside the United States could also fluctuate due to the relative immaturity of some markets, growth or contraction in other markets, the strength or weakness of local economies, the general volatility of worldwide software markets and organizational changes we have made to accommodate these conditions.
In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. International laws and regulations include data privacy and protection requirements, labor laws, tax laws, anti-competition regulations, import and export requirements, the regulation of application messaging premium services and local laws which prohibit corrupt payments to governmental officials. U.S. laws and regulations applicable to international operations include the Foreign Corrupt Practices Act and export control laws. Our mobile commerce efforts, including our recent acquisition of Paybox Solutions AG present additional risks, including the potential for compliance with international banking and/or funds transfer regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our ability to attract and retain employees, our business and our operating results.
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
In February 2005 we issued $460 million in convertible subordinated notes (“notes”) in a private offering to qualified institutional buyers. The notes bear a stated interest rate of 1.75% and are subordinated to all of our future senior indebtedness. The notes mature in February 2025 unless earlier redeemed by us at our option, or converted or put to us by the holders of the notes. We may redeem all or a portion of the notes at par on and after March 1, 2010. The holders may require that we repurchase notes at par on February 22, 2010, February 22, 2015 and February 22, 2020. Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. This resulted in increases in previously reported and future interest expense and reductions in our net income in prior and future years. See Part I: Financial Information, Note 1 “Basis of Presentation” for discussion of the accounting rule changes and a table reconciling the previously reported results to the retrospectively adjusted results.
The holders may convert the notes into the right to receive the conversion value (described below) (i) when our stock price exceeds 130% of the $24.99 per share adjusted conversion price (equal to $32.49 per share) for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (ii) in certain change in control transactions, (iii) if the notes are redeemed by us, (iv) in certain specified corporate transactions, and (v) when the trading price of the notes does not exceed a minimum price level. During the three months ended March 31, 2009, our stock price did not exceed 130% of the $24.99 per share adjusted conversion price for the required specified time. As such, the notes did not become convertible during this period. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.

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
As of March 31, 2009, we had identified net assets totaling $276.7 million associated with our EMEA operations, and $45.0 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Note Twelve to Consolidated Financial Statements, Part II, Item 8, for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the technology underlying the patent. The matter was tried in March 2009, and a ruling is expected in May 2009. In February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing (although Ablaise later withdrew that charge as to one of the two). Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are or were based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. That matter has been stayed by the court until the first to occur of resolution of an ex parte reexamination proceeding in the Patent and Trademark Office, filed by an anonymous party that seeks to invalidate the disputed patent, or until the disputed patent is declared invalid by a District of Columbia court handling litigation of the same patent between Ablaise and Dow Jones. In August 2007 Sybase (along with 20 other defendants, including Microsoft and IBM) was sued by JuxtaComm Technologies, a Canadian company, for infringement of its US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). That matter was settled on March 31, 2009, for a confidential amount. In November 2008, Sybase was sued by Data Retrieval LLC, along with co-defendant Informatica Corporation, for alleged infringement by Sybase’s ETL component of Data Integration Suite of U.S. Patents number 6,026,392 and 6,631,382, both entitled “Data Retrieval Method and Apparatus with Multiple Source Capability.” In April 2009, Sybase and co-defendant Microsoft Corporation were sued by Implicit Networks, Inc. The complaint alleges that Sybase’s EAServer product and Microsoft’s Windows Server 2003 and 2008 products infringe US patents #6,324,685 (entitled “Applet Server That Provides Applets in Various Forms”) and # 6,976,248, entitled “Application Server Facilitating With Client’s Computer for Applets Along With Various Formats”. In April 2009, Backweb Technologies, Ltd. filed a first amended complaint adding Sybase and iAnywhere to a lawsuit already filed against Microsoft Corporation in March 2009. The complaint alleges that SQL Anywhere, the Sybase Unwired Enterprise Platform, Afaria and Mobile Office infringe Backweb’s U.S. patents #5,913,040, 6,317,789 and 6,539,429 (all entitled “Method and Apparatus for Transmitting and Displaying Information Between a Remote Network and a Local Computer”), and that Microsoft’s Background Intelligent Transfer Service (BITS) also infringe those patents, as well as a fourth patent. In addition, Sybase from time to time receives indemnity demands from customers involved in patent litigation.
Regardless of whether patent or other intellectual property claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. In particular, such claims may cause us to redesign our products or services, if feasible, or cause us to enter into royalty or licensing agreements in order to obtain the right to use the necessary intellectual property. Patent claimants may seek to obtain injunctions or other permanent or temporary remedies that prevent us from offering our products or services, and such injunctions could be granted by a court before the final resolution of the merits of a claim. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources than we have and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products and services. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, the uncertainty of results, and the expense of potential litigation increase the risk of business assets and management’s attention being diverted to patent issues.
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
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in connection with our acquisition of Mobile 365, Marty Beard was appointed to be the President of Sybase 365 in November 2006. In January 2007, Raj Nathan, formerly the head of IPG was named our Chief Marketing Officer, Billy Ho was promoted to head IPG’s technology operations and Mark Westover was promoted to head Corporate Development. In November 2007, Jeff Ross, formerly our Corporate Controller became our Chief Financial Officer. Additionally, Keith Jensen, formerly our senior director became our Corporate Controller at that time. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments and became effective January 1, 2009. Retrospective adoption is required. As a result, interest expense is retrospectively imputed and recognized based upon the issuer’s nonconvertible debt borrowing rate, which results in lower net income. Our convertible subordinated notes with a stated interest rate of 1.75 percent (“Notes”) due 2025 issued in February 2005 are subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14), provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon adoption of FSP APB 14-1 on January 1, 2009, we recorded a debt discount, which is amortized to interest expense through February 22, 2010, representing the first date on which holders of the Notes may require us to repurchase all or a portion of their notes. In addition, we retrospectively recorded a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively. This resulted in a retrospective noncash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the Notes have been retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million.
In April 2009, the Financial FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact of FSP FAS 157-4 and it is uncertain how they will impact results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”(FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 focuses on other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 provides guidance on how to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact of the provisions of FSP FAS 115-2 and FAS 124-2.
In addition to the changes discussed above, we are also subject to additional rules and regulations, including the Sarbanes-Oxley Act of 2002 and those enacted by the New York Stock Exchange where our common stock is traded. Compliance with existing or new rules that influence significant adjustments to our business practices and procedures could result in significant expense and may adversely affect our results of operations. Failure to comply with these rules could result in delayed financial statements and might adversely impact the price of our common stock.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2009, we made the following repurchases of our Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
	(a) Total		Purchased as	Units) that May
	Number of	(b) Average	Part of Publicly	Yet Be
	Shares (or	Price Paid per	Announced	Purchased
Period	Units)	Share (or Unit)	Plans or	Under the Plans
(2009)	Purchased (#)	($)	Programs (#)	or Programs ($)
January 1 - 31	—	—	—	—
February 1 – 28	228,400	$27.33	228,400	$71,297,000
March 1 – 31	330,700	26.53	330,700	62,523,000

Total	559,100	$26.86	559,100	$62,523,000

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on April 14, 2009. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated:
1.	Election of five directors, each to serve a one-year terms expiring at the 2010 Annual Meeting of Stockholders or until a successor is duly elected and qualified. John S. Chen, Richard C. Alberding, Michael A. Daniels, Alan B. Salisbury and Jack E. Sum were the only nominees, and each was elected (71,939,522 votes were cast for the election of Mr. Chen and 1,891,952 were withheld; 69,159,599 votes were cast for the election of Mr. Alberding and 4,671,875 were withheld; 70,153,282 votes were cast for the election of Mr. Daniels and 3,678,192 were withheld; 69,185,143 votes were cast for the election of Mr. Salisbury and 4,646,331 were withheld; and 73,710,076 votes were cast for the election of Mr. Sum and 121,398 were withheld). There were no abstentions or broker non-votes. In addition to these directors, our board’s other incumbent directors (Cecilia Claudio, L. William Krause and Robert P. Wayman) had terms that continued after the 2009 Annual Meeting. Ms. Linda Yates term as a director ended at the 2009 Annual Meeting and Ms. Yates decided not to seek re-election to the Board.

2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2009 (71,003,131 for; 2,810,354 against; 17,989 abstentions and no broker non-votes).

3.	Amendments to the Sybase, Inc. Amended and Restated 2003 Stock Plan, that among other matters, increase the share reserve by 5,000,000 shares and approve its material terms and performance goals for purposes of Internal Revenue Code Section 162(m) (57,762,509 for; 10,339,553 against; 265,478 abstentions and 5,463,954 broker non-votes).
ITEM 5: OTHER INFORMATION
On May 6, 2009 the Company’s Board of Directors approved amending Article 3.2 of the Company’s Bylaws to reduce the number of authorized members of the Board of Directors from nine to eight. The Amended and Restated Bylaws are filed as Exhibit 3.2 to this Form 10-Q.
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

May 8, 2009	SYBASE, INC.
	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ KEITH JENSEN
Keith Jensen
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Sybase, Inc. as of May 6, 2009

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002