Form 10-Q
period 2009-06-30
SYBASE INC
filed 2009-08-07
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-16493
SYBASE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	94-2951005

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
On July 31, 2009, 80,939,095 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include the performance of the global economy and growth in software and mobile messaging industry sales; market acceptance of the Company’s products and services; customer and industry analyst perception of the Company and its technology vision and future prospects; shifts in our business strategy; interoperability of our products with other software and mobile messaging products; the success of certain business combinations engaged in by us or by competitors including Oracle’s acquisition of Sun Microsystems; political unrest or acts of war; possible disruptive effects of organizational or personnel changes; changes in generally accepted accounting principles related to revenue recognition or other areas; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and in the risk factors included in Part II, Item 1(A) of this Quarterly Report on Form 10-Q.
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
We are headquartered at One Sybase Drive, Dublin, CA 94568, and the telephone number at that location is (925) 236-5000. Our internet address is www.sybase.com . We make available, free of charge, through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Quarterly Report on Form 10-Q.
Sybase, Adaptive Server Enterprise, Afaria, Avaki, AvantGo, Dejima, Extended Systems, Financial Fusion, iAnywhere, iAnywhere Solutions, Information Anywhere Suite, Mobile 365, OneBridge, PowerBuilder, PowerDesigner, SQL Anywhere, Sybase 365 and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
(In thousands, except share and per share data)	(Unaudited)	2008 (1)
Current assets:
Cash and cash equivalents	$662,186	$611,364
Short-term cash investments	121,910	8,689

Total cash, cash equivalents and short-term cash investments	784,096	620,053
Restricted cash	18,014	2,773
Accounts receivable, net	235,699	270,400
Deferred income taxes	40,977	45,524
Prepaid income taxes	9,038	4,932
Prepaid expenses and other current assets	14,780	34,208

Total current assets	1,102,604	977,890
Long-term cash investments	14,711	15,513
Property, equipment and improvements, net	58,834	62,263
Deferred income taxes	12,299	17,794
Capitalized software, net	85,837	82,400
Goodwill	528,433	527,151
Other purchased intangibles, net	100,042	113,970
Other assets	28,952	29,341

Total assets	$1,931,712	$1,826,322

Current liabilities:
Accounts payable	$20,745	$26,300
Accrued compensation and related expenses	64,543	80,031
Accrued income taxes	19,233	17,562
Other accrued liabilities	109,482	124,050
Deferred revenue	226,830	211,903
Convertible subordinated notes	447,556	—

Total current liabilities	888,389	459,846
Other liabilities	43,222	44,788
Deferred income taxes	10,075	11,898
Long-term tax liability	39,350	32,082
Long-term deferred revenue	4,215	4,535
Convertible subordinated notes	—	438,299
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 81,081,591 outstanding (2008-105,337,362 shares issued and 79,571,991 outstanding)	105	105
Additional paid-in capital	1,121,766	1,103,685
Accumulated earnings	399,388	330,724
Accumulated other comprehensive income	38,104	36,912
Cost of 24,255,771 shares of treasury stock (2008-25,765,371 shares)	(618,053)	(641,647)

Total Sybase, Inc. stockholders’ equity	941,310	829,779
Noncontrolling interest	5,151	5,095

Total equity	946,461	834,874

Total liabilities and stockholders’ equity	$1,931,712	$1,826,322

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008 (1)	2009	2008 (1)
Revenues:
License fees	$94,126	$90,515	$183,402	$168,639
Services	139,587	146,594	274,561	285,991
Messaging	44,243	45,604	87,507	88,231

Total revenues	277,956	282,713	545,470	542,861

Costs and expenses:
Cost of license fees	14,184	15,129	26,465	29,666
Cost of services	38,837	41,080	75,666	81,960
Cost of messaging	27,611	27,403	54,584	52,511
Sales and marketing	62,278	74,272	126,492	142,565
Product development and engineering	35,935	36,046	70,679	71,608
General and administrative	32,092	34,077	63,954	70,138
Amortization of other purchased intangibles	3,756	3,573	7,479	7,089
Cost (Reversal) of restructure	11	(8)	1	19

Total costs and expenses	214,704	231,572	425,320	455,556

Operating income	63,252	51,141	120,150	87,305
Interest income	1,979	6,165	4,154	14,077
Interest expense and other, net	(5,663)	(8,360)	(14,942)	(13,705)

Total other-than-temporary impairment losses	—	(3,015)	(1,798)	(6,285)
Portion of loss recognized in other comprehensive income (before taxes)	(388)	—	(388)	—

Total other-than-temporary impairment losses recognized in earnings	(388)	(3,015)	(2,186)	(6,285)

Income before income taxes	59,180	45,931	107,176	81,392
Provision for income taxes	21,548	16,177	41,443	29,933

Net income	$37,632	$29,754	$65,733	$51,459
Less: Net income (loss) attributable to the noncontrolling interest	40	(37)	56	(28)

Net income attributable to Sybase, Inc.	$37,592	$29,791	$65,677	$51,487

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.46	$0.36	$0.81	$0.60

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,585	81,688	80,197	84,680

Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.43	$0.33	$0.76	$0.57

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	87,570	87,753	86,052	89,656

(1)	As adjusted due to the implementation of FSP APB 14-1, FAS 160, FSP EITF 03-6-1, and FSP FAS 115-2 and FAS 124-2. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008 (1)
Cash flows from operating activities:
Net income	$65,733	$51,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,381	48,859
(Gain) Loss on disposal of assets	33	(18)
Impairment of investments recognized in earnings	2,186	6,285
Deferred income taxes	8,219	(3,235)
Stock-based compensation — restricted stock	6,014	4,835
Stock-based compensation — all other	6,415	6,258
Tax benefit from stock-based compensation plans	5,481	—
Excess tax benefit from stock-based compensation plans	(5,410)	(6,233)
Imputed interest expense for convertible notes	9,257	8,737
Amortization of note issuance costs	797	800
Changes in assets and liabilities:
Accounts receivable	34,955	6,315
Prepaid income taxes	(4,106)	17,604
Other current assets	4,326	(6,960)
Other assets — operating	(474)	(696)
Accounts payable	(5,558)	3,657
Accrued compensation and related expenses	(15,489)	(5,514)
Accrued income taxes	8,938	6,429
Other accrued liabilities	(15,736)	(5,704)
Deferred revenues	14,607	21,989
Other liabilities	(925)	2,385

Net cash provided by operating activities	165,644	157,252

Cash flows from investing activities:
Increase in restricted cash	(200)	(309)
Purchases of cash investments	(116,533)	(14,767)
Maturities of cash investments	2,000	32,027
Sales of cash investments	1,221	80,982
Purchases of property, equipment and improvements	(9,912)	(16,123)
Proceeds from sale of property, equipment, and improvements	8	7
Capitalized software development costs	(22,303)	(27,219)
Decrease in other assets — investing	12	75

Net cash provided by (used for) investing activities	(145,707)	54,673

Cash flows from financing activities:
Repayments of long-term obligations	(856)	(598)
Net proceeds from the issuance of common stock and reissuance of treasury stock	35,101	33,279
Purchases of treasury stock	(15,049)	(300,601)
Excess tax benefit from stock-based compensation plans	5,410	6,233

Net cash provided by (used for) financing activities	24,606	(261,687)

Effect of exchange rate changes on cash	6,279	20,102

Net increase (decrease) in cash and cash equivalents	50,822	(29,660)
Cash and cash equivalents, beginning of year	611,364	604,808

Cash and cash equivalents, end of period	$662,186	$575,148

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as described below) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. Except for the retrospective adjustments related to the adoption of FSP No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” Statement of Financial Accounting Standard (“FAS”) No. 160, “NonControlling Interests in Consolidated Financial Statements,” and FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as discussed in further detail below, the condensed consolidated balance sheet as of December 31, 2008 have been prepared from the Company’s audited consolidated financial statements.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for three and six months ended June 30, 2009 are not necessarily indicative of results for the entire fiscal year ending December 31, 2009.
Effective January 1, 2009, the Company adopted:
1.	FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1)

2.	FAS No. 160, “NonControlling Interests in Consolidated Financial Statements” (FAS 160)

3.	FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1)

4.	FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141(R))

5.	FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1

6.	FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP FAS 142-3)

7.	FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2)

8.	FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161)
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
In accordance with the transition provisions of FSP APB 14-1, the carrying amount of the Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a reduction to deferred tax asset of $34.0 million. Such discount is amortized to interest expense over a five year period ending February 22, 2010, the date on which holders of the Notes may first require the Company to repurchase all or a portion of their notes. The amortization is included in interest expense, other net in the Company’s statement of operations and totaled $4.7 million and $4.4 million for the three month periods ended June 30, 2009 and 2008, respectively, and totaled $9.3 million and $8.7 million for the six month periods ended June 30, 2009 and 2008, respectively. The impact on the Company’s financial position as of December 31, 2008, results of operations for the years ended December 31, 2007 and December 31, 2008, and for the three and six months ended June 30, 2008, and cash flows for the six months ended June 30, 2008 from the adoption of FSP APB 14-1 is presented in the table below.
FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. FAS 160 changed the presentation of the Company’s noncontrolling interests in its balance sheet and statement of operations. Specifically, noncontrolling interests now appear as a separate component of the Company’s consolidated equity on the balance sheet rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position as of December 31, 2008, results of operations for the years ended December 31, 2007 and December 31, 2008, and for the three and six months ended June 30, 2008, and cash flows for the six months ended June 30, 2008 from the adoption of FAS 160 is presented in the table below.
FSP EITF 03-6-1 defined unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities. As participating securities, such instruments are included in computing basic and diluted earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. The Company’s unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividend at the same rate as common stock. See Note 3 — Net income per share attributable to Sybase, Inc common stock holders. The Company retrospectively adopted the FSP EITF 03-6-1 on January 1, 2009. The impact on the Company’s net income per share for the years ended December 31, 2007 and December 31, 2008, and for the three and six months ended June 30, 2008 from the adoption of FSP EITF 03-6-1 is presented in the table below.

	December 31, 2008			December 31, 2008
	Consolidated Balance Sheet	Adjustments		Consolidated Balance Sheet
(In thousands)	As Previously Reported	FSP APB 14-1	FAS 160	Retrospectively Adjusted
Deferred income taxes	26,474	(8,680)		17,794
Other assets	29,715	(415)		29,300
Minority interest	5,095		(5,095)	—
Convertible subordinated notes	460,000	(21,701)		438,299
Additional paid-in capital	1,054,517	49,168		1,103,685
Accumulated earnings	367,286	(36,562)		330,724
Noncontrolling interest	—		5,095	5,095

	December 31, 2008		Effect of	December 31, 2007		Effect of
	As Adjusted	As Reported	Change	As Adjusted	As Reported	Change
Interest expense and other, net and net impairment losses recognized in earnings	(44,231)	(26,768)	(17,463)	(28,569)	(12,144)	(16,425)
Minority interest	—	51	(51)	—	12	(12)
Income before income taxes	189,638	207,152	(17,514)	173,515	189,952	(16,437)
Provision for income taxes	61,452	68,581	(7,129)	34,388	41,102	(6,714)
Net income	128,186	138,571	(10,385)	139,127	148,850	(9,723)
Net loss attributable to the noncontrolling interest	51	—	51	12	—	12
Net income attributable to Sybase, Inc.	128,237	—	128,237	139,139	—	139,139
Basic net income per share	—	1.69	(1.69)	—	1.65	(1.65)
Diluted net income per share	—	1.59	(1.59)	—	1.61	(1.61)
Basic net income per share attributable to Sybase, Inc. common stockholders	1.54	—	1.54	1.52	—	1.52
Diluted net income per share attributable to Sybase, Inc. common stockholders	1.46	—	1.46	1.49	—	1.49

	Three Months Ended				Three Months Ended
	June 30, 2008				June 30, 2008
	Consolidated Statement				Consolidated Statement
	Of Operations	Retrospective Adjustments			Of Operations
(In thousands, except per share data)	As Previously Reported	FSP APB 14-1	FAS 160	FSP EITF 03-6-1	Retrospectively Adjusted
Interest expense and other, net and net impairment losses recognized in earnings	(7,041)	(4,334)	—		(11,375)

Minority interest	37	—	(37)		—

Provision for income taxes	17,948	(1,771)			16,177

Net income	32,354	(2,563)	(37)		29,754
Add: Net loss attributable to the noncontrolling interest	—	—	37		37
Net income attributable to Sybase, Inc.	—	—	29,791		29,791

Basic net income per share	0.40		(0.40)		—

Diluted net income per share	0.37		(0.37)		—
Basic net income per share attributable to Sybase, Inc. common stockholders	—	(0.04)	0.40		0.36
Diluted net income per share attributable to Sybase, Inc. common stockholders	—	(0.03)	0.37	(0.01)	0.33

	Six Months Ended				Six Months Ended
	June 30, 2008				June 30, 2008
	Consolidated Statement				Consolidated Statement
	Of Operations	Retrospective Adjustments			Of Operations
(In thousands, except per share data)	As Previously Reported	FSP APB 14-1	FAS 160	FSP EITF 03-6-1	Retrospectively Adjusted
Interest expense and other, net and net impairment losses recognized in earnings	(11,438)	(8,552)	—		(19,990)

Minority interest	28	—	(28)		—

Provision for income taxes	33,427	(3,494)			29,933

Net income	56,545	(5,058)	(28)		51,459
Add: Net loss attributable to the noncontrolling interest	—	—	28		28
Net income attributable to Sybase, Inc.	—	—	51,487		51,487

Basic net income per share	0.67		(0.67)		—

Diluted net income per share	0.63		(0.63)		—
Basic net income per share attributable to Sybase, Inc. common stockholders	—	(0.06)	0.67	(0.01)	0.60
Diluted net income per share attributable to Sybase, Inc. common stockholders	—	(0.06)	0.63		0.57

	June 30, 2008			June 30, 2008
	Consolidated Statement			Consolidated Statement
	Of Cash Flows	Retrospective Adjustments		Of Cash Flows
(In thousands)	As Previously Reported	FSP APB 14-1	FAS 160	Retrospectively Adjusted
Net income	56,545	(5,058)	(28)	51,459

Minority interest	(28)	—	28	—

Deferred income taxes	259	(3,494)		(3,235)
Imputed interest expense for convertible notes	—	8,737	—	8,737
Amortization of note issuance costs	985	(185)		800

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
Except for certain income tax accounting, FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of FAS 141(R) will depend on future acquisitions. FAS 141(R) applies retrospectively to the Company’s deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. Under FAS 141(R), any tax benefit will now be credited to our operations. As of June 30, 2009, approximately $22 million of our valuation allowance related to acquired federal tax loss carryforwards. During the six months ending June 30, 2009, no portion of this valuation allowance was released.
Issued in April 2009, FSP FAS No. 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS No. 141(R),. The FSP will carry forward the requirements in FAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with FAS No. 5, Accounting for Contingencies. FSP FAS No. 141 (R)-1 is effective retrospectively for the Company’s business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of FSP 141(R)-1 will depend on future acquisitions.
FSP FAS 142-3 amends the disclosure of the factors considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
FSP 157-2 deferred the effective date of FAS 157 for certain nonfinancial assets and nonfinancial liabilities, to the Company’s fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 will generally be applicable to the Company upon the occurrence of certain impairments or when relevant generally accepted accounting principals dictate a fair value measurement is required. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
Effective April 1, 2009, the Company adopted:
1.	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4)

2.	FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2)

3.	FSP FAS 107-1 and APB 28-1 “Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1)

4.	FAS No. 165, “Subsequent Events” (FAS 165)
FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms Statement 157 which states the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, this staff position reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of FSP 157-4 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
FSP FAS 115-2 and FAS 124-2 provides guidance on other-than-temporary impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Upon adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, the Company recorded a cumulative accounting change to reclassify noncredit impairments previously recognized in earnings. The effect of such change increased retained earnings $6.7 million and decreased accumulated other comprehensive income $6.7 million. See Note 4 — Comprehensive Income and Note 12 — Cash, Cash Equivalents, and Short and Long Term Investments.
FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note 12 — Cash, Cash Equivalents, and Short and Long Term Investments.

FAS 165, provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note 15 — Subsequent Events .
2. Stock-Based Compensation. The Company may grant stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At June 30, 2009, an aggregate of 12,145,538 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability). Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Stock appreciation rights are settled by the Company in stock. In addition, the Company maintains an Employee Stock Purchase Plan. The 2003 Stock Plan, its predecessor plans, and the Employee Stock Purchase Plan are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The following table summarizes the total stock-based compensation expense for stock options, restricted option and stock grants, and stock appreciation rights that was recorded in the Company’s results of operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Cost of services	$430	$306	$772	$665
Cost of messaging	153	127	291	218
Sales and marketing	1,668	1,360	3,068	2,716
Product development and engineering	895	733	1,613	1,397
General and administrative	3,533	2,856	6,685	6,097

Stock-based compensation expense included in total costs and expenses	6,679	5,382	12,429	11,093
Tax benefit related to stock-based compensation expense	(1,873)	(1,480)	(3,478)	(3,105)

Stock-based compensation expense included in net income	$4,806	$3,902	$8,951	$7,988

Reduction of net income per share attributable to Sybase, Inc. common stockholders:
Basic	$0.06	$0.05	$0.11	$0.09
Diluted	$0.05	$0.04	$0.10	$0.09
As of June 30, 2009, there was $53.3 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize the cost for stock options and stock appreciation rights over a weighted average period of 2.7 years. The Company expects to recognize the cost for restricted stock over a weighted average period of 1.7 years.
3. Net income per share attributable to Sybase, Inc common stockholders.
Shares used in computing basic and diluted net income per share attributable to Sybase, Inc. common stockholders are based on the weighted average shares outstanding in each period, excluding treasury stock. Basic net income per share excludes any dilutive effects of stock options, unvested restricted stock, stock appreciation rights and the Company’s convertible subordinated debt. In accordance with FSP EITF 03-6-1, basic and diluted earnings per share is computed pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. In accordance with FSP EITF 03-6-1, diluted net income per share is calculated using the more dilutive of the following two approaches:
1.	Assume exercise of stock options, vesting of restricted stock, and stock appreciation rights using the treasury stock method.

2.	Assume exercise of stock options and stock appreciation rights using the treasury stock method but assume participating securities (unvested restricted stock) are not vested and allocate earnings to common shares and participating securities using the two-class method.

Under both methods, the computation of diluted earnings per share also includes the dilutive effects of the Company’s convertible subordinated debt due to the appreciation of the Company’s stock price, if any. Such computation includes computing the excess, if any, of the average price of the Company’s common stock over the conversion price of $24.99 per share. The Company calculates the average stock price in accordance with the terms of the debt agreement. The Company has consistently applied this policy to all periods in which the convertible debt had a dilutive effect on earnings per share. For the three months ended June 30, 2009, the two-class method was used in the computation because it was more dilutive than the treasury stock method. For the three months ended June 30, 2008 and the six months ended June 30, 2009 and 2008, the treasury stock method was used as both approaches resulted in the same diluted net income per share. See Note 10 — Convertible Subordinated Notes. The following table shows the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008 (1)	2009	2008 (1)
Basic:
Net income attributable to Sybase, Inc.	$37,592	$29,791	$65,677	$51,487
Less: Net income allocated to participating securities	(643)	(458)	(1,094)	(795)

Net income attributable to Sybase, Inc. common stockholders — basic	$36,949	$29,333	$64,583	$50,692

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.46	$0.36	$0.81	$0.60

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,585	81,688	80,197	84,680

Diluted:
Net income attributable to Sybase, Inc.	$37,592	$29,791	$65,677	$51,487
Less: Net income allocated to participating securities	—	(427)	—	—

Net income attributable to Sybase, Inc. common stockholders — diluted	$37,592	$29,364	$65,677	$51,487

Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.43	$0.33	$0.76	$0.57

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,585	81,688	80,197	84,680
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,445	2,015	2,268	2,476
Dilutive effect of convertible subordinated debt	4,540	4050	3,587	2,500

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	87,570	87,753	86,052	89,656

(1)	As adjusted as noted above and due to the implementation of FSP APB 14-1, and FAS 160, and FSP EITF 03-6-1. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 1.7 million and 1.4 million for the three month periods ended June 30, 2009 and 2008, respectively, and were 2.1 million and 2.3 million for the six month periods ended June 30, 2009 and 2008, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
4. Comprehensive Income . The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008 (1)	2009	2008 (1)
Net income	$37,632	$29,754	$65,733	$51,459
Foreign currency translation gains	21,352	494	6,597	20,375
Decrease in noncredit other-than-temporary impairment losses	996	—	996	—
Portion of loss recognized in other comprehensive income (before taxes)	388	—	388	—
Change in unrealized gains/(losses) on all other marketable securities	(85)	1,046	(90)	870

Comprehensive income	60,283	31,294	73,624	72,704
Less: Comprehensive income (loss) attributable to noncontrolling interest	40	(37)	56	(28)

Comprehensive income attributable to Sybase, Inc.	$60,243	$31,331	$73,568	$72,732

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
The Company’s foreign currency translation gains (losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. The Company has classified all of its debt and equity securities as available-for-sale pursuant to FAS 115 except those trading securities that are invested as directed by participants of a Rabbi Trust related to the Company’s deferred compensation plan. Securities classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, excluding credit related other-than-temporary impairments, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. See Note 13 – Fair Value Measurements.

Accumulated other comprehensive income consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Noncredit other-than-temporary impairment net of income taxes	$(5,315)	$—
Net unrealized gains (losses) on other marketable securities, net of income taxes	(90)	—
FAS 158 unrecognized components	(237)	(237)
Foreign currency translation	43,746	37,149

	$38,104	$36,912

5. Segment Information . The Company was organized into three separate reportable business segments each of which focused on one of three key market segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile database and mobile enterprise solutions; and Sybase 365 (SY365), which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS and multimedia messaging services or MMS.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and six months periods ended June 30, 2009 and 2008 consisted primarily of stock-based compensation expenses.
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
A summary of the segment financial information reported to the CEO for the three months ended June 30, 2009 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$66,978	$13	$27	—	$67,018
Mobile and Embedded	8,663	18,445	—	—	27,108

Subtotal license fees	75,641	18,458	27	—	94,126
Intersegment license revenues	26	7,235	8	$(7,269)	—

Total license fees	75,667	25,693	35	(7,269)	94,126
Services
Direct service revenue	129,907	8,956	724	—	139,587
Intersegment service revenues	—	7,860	—	(7,860)	—

Total services	129,907	16,816	724	(7,860)	139,587
Messaging
Direct messaging revenue	6	—	44,237	—	44,243
Intersegment messaging revenues	—	—	5	(5)	—

Total messaging	6	—	44,242	(5)	44,243

Total revenues	205,580	42,509	45,001	(15,134)	277,956
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	145,220	29,574	40,046	(15,134)	199,706

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	60,360	12,935	4,955	—	78,250
Amortization of other purchased intangibles	521	1,024	2,211	—	3,756
Amortization of purchased technology	78	1,944	1,139	—	3,161

Operating income before cost of restructure and unallocated costs	59,761	9,967	1,605	—	71,333
Cost of restructure - 2009 Activity	11	—	—	—	11

Operating income before unallocated costs	59,750	9,967	1,605	—	71,322
Unallocated costs					8,070

Operating income					63,252
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(4,072)

Income before income taxes					$59,180

A summary of the segment financial information reported to the CEO for the three months ended June 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total (1)
Revenues:
License fees
Infrastructure	$64,228	$53	$54	—	$64,335
Mobile and Embedded	7,920	18,260	—	—	26,180

Subtotal license fees	72,148	18,313	54	—	90,515
Intersegment license revenues	103	6,600	—	$(6,703)	—

Total license fees	72,251	24,913	54	(6,703)	90,515
Services
Direct service revenue	135,469	10,619	506	—	146,594
Intersegment service revenues	58	8,600	—	(8,658)	—

Total services	135,527	19,219	506	(8,658)	146,594
Messaging
Direct messaging revenue	6	—	45,598	—	45,604
Intersegment messaging revenues	—	—	12	(12)	—

Total messaging	6	—	45,610	(12)	45,604

Total revenues	207,784	44,132	46,170	(15,373)	282,713
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	158,429	34,634	41,346	(15,373)	219,036

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	49,355	9,498	4,824	—	63,677
Amortization of other purchased intangibles	527	1,023	2,023	—	3,573
Amortization of purchased technology	403	2,159	1,027	—	3,589

Operating income before cost of restructure and unallocated costs	48,425	6,316	1,774	—	56,515
Cost of restructure - 2008 Activity	33	—	—	—	33

Operating income before unallocated costs	48,392	6,316	1,774	—	56,482
Unallocated costs					5,341

Operating income					51,141
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(5,210)

Income before income taxes					$45,931

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
A summary of the segment financial information reported to the CEO for the six months ended June 30, 2009 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$132,362	$26	$399	—	$132,787
Mobile and Embedded	18,968	31,637	10	—	50,615

Subtotal license fees	151,330	31,663	409	—	183,402
Intersegment license revenues	55	15,820	17	$(15,892)	—

Total license fees	151,385	47,483	426	(15,892)	183,402
Services
Direct service revenue	255,036	18,434	1,091	—	274,561
Intersegment service revenues	—	15,391	—	(15,391)	—

Total services	255,036	33,825	1,091	(15,391)	274,561
Messaging
Direct messaging revenue	6	—	87,501	—	87,507
Intersegment messaging revenues	—	—	5	(5)	—

Total messaging	6	—	87,506	(5)	87,507

Total revenues	406,427	81,308	89,023	(31,288)	545,470
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	289,436	60,011	80,199	(31,288)	398,358

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	116,991	21,297	8,824	—	147,112
Amortization of other purchased intangibles	1,048	2,047	4,384	—	7,479
Amortization of purchased technology	156	3,954	2,252	—	6,362

Operating income before cost of restructure and unallocated costs	115,787	15,296	2,188	—	133,271
Cost of restructure - 2009 Activity	1	—	—	—	1

Operating income before unallocated costs	115,786	15,296	2,188	—	133,270
Unallocated costs					13,120

Operating income					120,150
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(12,974)

Income before income taxes					$107,176

A summary of the segment financial information reported to the CEO for the six months ended June 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total (1)
Revenues:
License fees
Infrastructure	$120,606	$111	$67	—	$120,784
Mobile and Embedded	14,158	33,697	—	—	47,855

Subtotal license fees	134,764	33,808	67	—	168,639
Intersegment license revenues	165	11,799	—	$(11,964)	—

Total license fees	134,929	45,607	67	(11,964)	168,639
Services
Direct service revenue	263,602	21,312	1,077	—	285,991
Intersegment service revenues	64	16,725	—	(16,789)	—

Total services	263,666	38,037	1,077	(16,789)	285,991
Messaging
Direct messaging revenue	14	—	88,217	—	88,231
Intersegment messaging revenues	—	—	12	(12)	—

Total messaging	14	—	88,229	(12)	88,231

Total revenues	398,609	83,644	89,373	(28,765)	542,861
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	309,293	69,281	80,410	(28,765)	430,219

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	89,316	14,363	8,963	—	112,642
Amortization of other purchased intangibles	1,054	2,046	3,989	—	7,089
Amortization of purchased technology	806	4,310	2,020	—	7,136

Operating income before cost of restructure and unallocated costs	87,456	8,007	2,954	—	98,417
Cost of restructure - 2008 Activity	60	—	—	—	60

Operating income before unallocated costs	87,396	8,007	2,954	—	98,357
Unallocated costs					11,052

Operating income					87,305
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(5,913)

Income before income taxes					$81,392

(1)	As adjusted due to the implementation of FSP APB 14-1 and FAS 160. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2009	$73,885	$102,788	$350,478	$527,151
Addition to goodwill recorded on Cable & Wireless acquisition	—	—	840	840
Foreign currency translation adjustments & other	321	6	115	442

Balance at June 30, 2009	$74,206	$102,794	$351,433	$528,433

The following table reflects the carrying amount and accumulated amortization of intangible assets:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$169,815	$(131,729)	$38,086	$169,758	$(125,265)	$44,493
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(319)	—	319	(271)	48
Customer lists	114,751	(59,895)	54,856	114,632	(52,303)	62,329

Totals	$291,985	$(191,943)	$100,042	$291,809	$(177,839)	$113,970

Gross and net carrying amounts vary from quarter to quarter due to currency translation of non-dollar denominated balances and amortization. The amortization expense on these intangible assets for the three months ended June 30, 2009 was $6.9 million, of which $2.0 million was included within “cost of license fees” and $1.1 million was included within “cost of messaging”. The amortization expense on these intangible assets for the six months ended June 30, 2009 was $13.8 million, of which $4.1 million was included within “cost of license fees” and $2.3 million was included within “cost of messaging”. Estimated amortization expense for each of the next five years ending December 31, is as follows (dollars in thousands):

2009	$27,553
2010	25,537
2011	20,227
2012	13,659
2013	11,683
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill. At June 30, 2009 the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.3 years.
7. Litigation.
On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction (although it requested that any injunction be stayed pending the outcome on appeal), but subsequently withdrew its request for enhanced damages for the time period prior to the verdict. Sybase 365 filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court has made the following rulings: i) granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, ii) granted TCS’s motion for pre-judgment interest, at the rate of prime plus 1%, compounded quarterly, iii) granted Sybase 365’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million, iv) denied Sybase 365’s motions for judgment as a matter of law, for reduction of the jury award, and for entry of judgment based on inequitable conduct, and v) denied TCS’s motion for attorneys’ fees. The court entered an agreed form of judgment in the matter on March 31, 2009 in the amount of $12.1 million. The Court also entered an injunction against use or sale of the SMS Exchange 1.0 and SMS Exchange 1.01 text messaging systems or any other systems not more than colorably different therefrom that provides phone-number-only text message routing by using a database associating subscriber phone numbers with routing carriers and a database associating carriers with routing syntax to route digital message packets. However, the Court stayed the injunction pending appeal. The Court also ordered that a $15.0 million escrow may be established in lieu of a bond to secure the final judgment pending appeal. Sybase 365 has established the escrow. Sybase 365 has filed an appeal of the judgment.
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
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matter, is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at June 30, 2009. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.
8. Stock Repurchases. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock from time to time, subject to price and other conditions. On April 26, 2006 the Board of Directors of the Company approved a $250 million increase to the Company’s stock repurchase program. From the program’s inception through June 30, 2009, the Company has used an aggregate total of $787.5 million under the stock repurchase program (of the total $850 million authorized) to repurchase an aggregate total of 43.4 million shares. See Note 15 – Subsequent Events.
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
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in thousands)	2004	2002	2001
Restructuring plan
Accrued liabilities at December 31, 2008	$2,254	$3,391	$713
Amounts paid and other	(601)	(1,230)	(239)

Accrued liabilities at June 30., 2009	$1,653	$2,161	$474

10. Convertible Subordinated Notes . On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These Notes have imputed and stated interest rates of 6.09 percent and 1.75 percent, respectively, and are subordinated to all of the Company’s future senior indebtedness. The Notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders.
The Company may redeem all or a portion of the Notes at par on and after March 1, 2010. The holders may require that the Company repurchase Notes at par on February 22, 2010, February 22, 2015 and February 22, 2020. During the quarter ended March 31, 2009 the Company reclassified the outstanding balance related to the Notes from long term liabilities to short term debt as the holders of the Notes may require the Company to repurchase all or a portion of their Notes within 12 months on February 22, 2010.
The holders may convert the Notes into the right to receive the conversion value (i) when the Company’s closing stock price exceeds 130% of the $24.99 per share adjusted conversion price (equal to $32.49 per share) for at least 20 out of the last 30 trading days ending with the quarter’s last trading day, (ii) in certain change in control transactions, (iii) if the Notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the Notes does not exceed a minimum price level. For each $1,000 principal amount of Notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of Notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election.

During the three months ended June 30, 2009, the Company’s daily closing stock price exceeded $32.49 for at least 20 out of the last 30 trading days ending June 30th. As such, in accordance with the terms of the Notes, effective July 1, 2009 the holders may elect to exercise the conversion right described above through September 30, 2009. In accordance with EITF D-98, the Company will reclassify the difference between the Notes’ principal value and their carrying value from equity to temporary equity on July 1, 2009.
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $6.7 million and $6.4 million for the three months ended June 30, 2009 and 2008, respectively, which includes $4.7 million and $4.4 million of amortization of debt discount for each of the three month periods, respectively (see Note 1 – Basis of Presentation). The Company recognized interest expense of $13.3 million and $12.8 million for the six months ended June 30, 2009 and 2008, respectively, which includes $9.3 million and $8.7 million of amortization of debt discount for each of the three month periods, respectively.
As a result of the adoption of FSP APB 14-1 (see Note 1 – Basis of Presentation), the carrying amount of the Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a reduction to deferred tax asset of $34.0 million. Such discount is amortized to interest expense. The amortization is included in interest expense and other, net in the Company’s condensed consolidated statement of operations and totaled $4.7 million and $4.4 million for the three month periods ended June 30, 2009 and 2008, respectively, and totaled $9.3 million and $8.7 million for the six month periods ended June 30, 2009 and 2008, respectively.
The carrying amount of the equity component of the notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Notes as of June 30, 2009 and December 31, 2008 were as follows:

	As of
	June 30,	December 31,
	2009	2008 (1)
	(In millions)
Gross equity component of Notes	$85.0	$85.0
Deferred tax asset reduction	(34.0)	(34.0)
Equity issuance costs	(1.8)	(1.8)

Equity component of Notes	$49.2	$49.2

Principal amount of Notes	$460.0	$460.0
Unamortized discount of Notes	(12.4)	(21.7)

Liability component of Notes	$447.6	$438.3

(1)	As adjusted due to the implementation of FSP APB 14-1. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”
During the quarter ended March 31, 2009 the Company reclassified the outstanding balance related to its convertible subordinated notes to short term debt as the holders of the notes may require the Company to repurchase all or a portion of their notes within 12 months on February 22, 2010.
Quoted prices in active markets for the Notes were 129% of each Note’s $1,000 principal value at June 30, 2009.
11. Income Taxes . The effective tax rate for the periods presented is the result of the mix of income projected to be earned in various tax jurisdictions that apply a broad range of income tax rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate.
Our effective tax rate was 36.4 percent and 38.7 percent for the three months and six months ending June 30, 2009, respectively. These rates compare to tax rates of approximately 35.2 percent and 36.8 percent for the comparable three and six month periods in 2008, respectively. The amount of tax recorded in 2009 increased compared to the comparable periods in 2008 primarily because of an increase in our earnings.

Our effective tax rate for the quarter and year differ from the statutory tax rate of 35 percent primarily due to the impact of state taxes offset somewhat by earnings in lower tax jurisdictions. In 2008, our effective tax rate differed from the statutory rate of 35 percent primarily due to the impact of state taxes and the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset somewhat by earnings in lower tax jurisdictions.
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
As of December 31, 2008, the total amount of our unrecognized tax benefits was $64.7 million of which $63.0 million would impact our effective tax rate if recognized. There was no material change to these amounts during the six months ending June 30, 2009. During the next 12 months, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $7.0 million to $16.0 million due to the expiration of statute of limitations and tax settlement payments. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations. However, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. At December 31, 2008, we had accrued $3.7 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the six months ended June 30, 2009 was not significant.
12. Cash, Cash Equivalents, and Short and Long-term Cash Investments.
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
Short and Long-Term Cash Investments
Short and long-term cash investments consist principally of short-term bank deposits, corporate notes and bonds, mutual funds held in a Rabbi Trust, and Auction Rate Securities (ARS) at June 30, 2009. Short and long-term cash investments consisted principally of short-term bank deposits, mutual funds held in a Rabbi Trust, and ARS at December 31, 2008.
In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (FAS 115) management determines the appropriate classification of short and long-term investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At June 30, 2009, the Company has classified short-term bank deposits, corporate notes and bonds, and ARS as available-for-sale pursuant to FAS 115 and investments in mutual funds held in a Rabbi Trust as trading securities.
Investments classified as available for sale and trading securities are recorded at fair value. Actively traded available-for-sale and trading securities are stated at fair value as determined by the security’s most recently traded price. If securities are not actively traded, fair value is determined using other valuation techniques. Realized gains and losses are reflected in income and are determined on the specific identification method. Trading securities unrealized gains and losses and realized gains and losses are included in the earnings of the Company. Changes in fair values of available for sale securities are accounted for based on the nature of the change in value:
(1)	Temporary;

(2)	Credit related other-than-temporary impairments; or

(3)	Noncredit related other-than-temporary impairments.
Temporary Changes in Fair Value
Temporary changes in fair values, are recorded as unrealized gains and losses, Unrealized gains and losses are not reflected in earnings but are reported as a separate component of other comprehensive income (loss).
Credit and Noncredit Other-Than-Temporary Impairments
On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 which provides guidance on how to determine and measure credit and noncredit other-than-temporary impairments of debt securities and amended guidance for determining whether an impairment for investments in debt securities is other-than-temporary.
•	If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to earnings for the entire amount of the impairment.

•	For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into two portions:
o	Credit Loss Portion: The credit loss portion is the amount that the Company’s best estimate of the present value of cash flows expected to be collected from the security falls below the amortized cost of the security. The credit loss portion is recorded as a charge to earnings.

o	NonCredit Loss Portion: The noncredit loss portion is the residual amount of the other-than-temporary impairment, and is recorded as a separate component of other comprehensive income (loss).
When assessing whether a decline in fair values is a temporary or other-than-temporary impairment, the Company considers various factors including: the significance of the decline in value compared to the cost basis; how long the fair value of the security has been less than its cost basis; the quality and estimated value of the investments held by the trust/issuer; the financial condition and credit rating of the trust, issuer, sponsors, and insurers; in the case of auction rate securities, the frequency of the auction function failing; expected market volatility and the market and economy in general; analyst reports and forecasts; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
When calculating the present value of expected cash flows to determine the credit loss portion of the other-than-temporary impairment, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations consider an analysis of observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to the collectibility of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings.
Prior to April 1, 2009, the entire other-than-temporary impairment charge was recognized in earnings for all debt securities
At June 30, 2009 and December 31, 2008, cash equivalents, short term and long term cash investments and their amortized costs, unrealized gains and losses, other-than-temporary impairment (OTTI) recognized in accumulated other comprehensive income (OCI), and approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	OTTI	Fair Market
(In thousands)	Cost	Gains	Losses	In OCI	Value

June 30, 2009:
Cash and cash equivalents	$662,185	$2	$(1)	$—	$662,186
Short-term bank deposits	28,234	—	—	—	28,234
(maturities of one year or less)
Short-term corporate notes and bonds	84,038	64	(155)	—	83,947
(maturities of one year or less)
Trading securities	9,729	—	—	—	9,729
Long-term corporate notes and bonds	19,923	—	—	(5,315)	14,608
(maturities over one year)
Long-term equity security	103	—	—	—	103

	$804,212	$66	$(156)	$(5,315)	$798,807

December 31, 2008:
Cash and cash equivalents	$611,364	$—	$—	$—	$611,364
Short-term bank deposits	51	—	—	—	51
(maturities of one year or less)
Trading securities	8,638	—	—	—	8,638
Long-term corporate notes and bonds	15,513	—	—	—	15,513
(maturities over one year)

	$635,566	$—	$—	$—	$635,566

There were no unrealized gains or losses at December 31, 2008 other than those corresponding to the Company’s adoption of FSP FAS 115-2 and FAS 124-2. The following table summarizes the fair value and gross unrealized losses related to 18 available for sale marketable securities and five ARS which are subject to the recognition guidance of FSP 115-2, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position for less than and greater than 12 months, at June 30, 2009:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		Greater Than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Corporate notes and bonds [1]	$43,449	$(156)	$14,608	$5,315

[1]	The unrealized losses shown in the Greater-than-12-Months column were recognized in earnings in prior periods. Upon the April 1, 2009 adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit related other-than-temporary impairment charges from retained earnings to other comprehensive income. See Note 1 – Basis of Presentation.
On June 30, 2009, long-term cash investments totaling $14.7 million consist of six ARS with an aggregate par value of $28.9 million. ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS the Company holds consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. As of June 30, 2009, the credit ratings of four of the ARS were Baa1. The credit rating on a fifth ARS was Caa2. And the credit rating on a sixth ARS was Ca. In addition, the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until it sells the securities in a reasonable secondary market which currently does not exist.
Through March 31, 2009, the Company recorded the entire $15.2 million amount of other-than-temporary impairment charges to earnings for the six ARS. Upon the April 1, 2009 adoption of FSP FAS 115-2 and FAS 124-2, the Company recorded a cumulative accounting change to reclassify the noncredit portion of other-than-temporary impairments previously recorded in earnings from retained earnings to accumulated other comprehensive income in the amount of $6.7 million. The aggregate amortized cost basis for the five out of six ARS which fell within the scope of FSP FAS 115-2 and FAS 124-2 totaled $20.3 million as of April 1, 2009. During the quarter ending June 30, 2009, the Company reclassified $0.4 million of the other-than-temporary impairment losses from accumulated other comprehensive income to earnings. As such, the aggregate amortized cost basis of these ARS totaled $19.9 million as of June 30, 2009. Based on the Company’s cash, cash equivalents and cash investment balances of $798.8 million as of June 30, 2009 and expected operating cash flows, the Company does not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business.
A rollforward of amortized cost, cumulative OTTI recognized in earnings and accumulated OCI is as follows:

		Cumulative			Total
	Amortized	OTTI in	Unrealized	OTTI loss	accumulated
(In thousands)	Cost	earnings	gain/loss	in OCI	OCI

Balance at April 1, 2009	20,311	3,589	—	6,699	6,699
Unrealized gain	—	—	(996)		(996)
Reclassification to earnings	(388)	388	—	(388)	(388)

Balance at June 30, 2009	19,923	3,977	(996)	6,311	5,315
13. Fair Value Measurements .
On January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are as follows:
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
Effective January 1, 2008, the Company adopted FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.
Effective September 30, 2008, the Company adopted FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies the application of FAS 157 in a market that is not active.
Effective April 1, 2009, the Company adopted FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This statement provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$498,414	—	—	$498,414

Trading securities	9,729	—	—	9,729

Available-for-sale cash investments	168,028	—	$14,711	182,739

Total	$676,171	—	$14,711	$690,882

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
The fair values of the ARS as of June 30, 2009 are based on an estimation employing a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The ARS are included in long-term cash investments on the Company’s condensed consolidated balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2009 (in thousands):

Auction Rate
Securities
Balance at December 31, 2008	$15,513
Impairment loss included in net impairment losses recognized in earnings	(2,186)
Change in total other-than-temporary impairment recognized in accumulated other comprehensive income	1,384

Balance at June 30, 2009	$14,711

As of June 30, 2009, the Company did not have liabilities that are measured at fair value on a recurring basis.

14. Recent Accounting Pronouncements .
FAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (FAS 168)
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.
EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (EITF 09-1)
In April 2009, FASB ratified the Emerging Issues Task Force’s consensus-for-exposure reached for entities that enter into share-lending arrangements on their own shares in contemplation of a convertible debt offering or other financing. The Task Force agreed that at the date of issuance, the issuing entity is required to measure the share-lending arrangement at fair value and recognize it as debt issuance costs in its financial statements. The Task Force also agreed the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. EITF 09-1 becomes effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. Retrospective adoption is required and early adoption is not permitted. The Company is currently evaluating the potential impact of the provisions of EITF 09-1.
15. Subsequent Events . The Company evaluated subsequent events through August 7, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
On August 4, 2009, the Company issued $400 million of convertible senior notes (“Senior Notes”) through a private offering to qualified institutional buyers in the U.S. pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. These Senior Notes have imputed and stated interest rates of 8.1475 percent and 3.5 percent, respectively. The Senior Notes rank equally in right of payment to any future senior indebtedness of Sybase, are senior in right of payment to any indebtedness expressly subordinated in right of payment to the Senior Notes, and are structurally subordinated to any future indebtedness or other liabilities of our subsidiaries (other than inter-company obligations). The Notes mature on August 15, 2029 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders.
The Company may redeem all or a portion of the Senior Notes at par on and after August 20, 2014. The holders may require that the Company repurchase the Senior Notes at par on August 15, 2014, August 15, 2019 and August 15, 2024.
The holders may convert the Senior Notes into the right to receive the conversion value (i) when the Company’s closing stock price exceeds 130% of the then current conversion price, or approximately $62.24, for at least 20 out of the last 30 trading days ending with the quarter’s last trading day, (ii) in certain change in control transactions, (iii) if the Senior Notes are redeemed by the Company, (iv) in certain specified corporate transactions, and (v) when the trading price of the Senior Notes does not exceed a minimum price level. The initial conversion rate on the notes is 20.8836 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $47.88 per share of common stock. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value (as defined in the indenture governing the Senior Notes). If the conversion value exceeds $1,000 on the conversion date of the notes, the Company will also deliver, at Sybase’s option, cash or common stock or a combination of cash and common stock with respect to the excess of the conversion value over the principal amount of the converted Senior Notes.
Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010.
Simultaneous with the private offering, the Company bought back 1,973,500 shares of the Company’s common stock at a price of $35.47 per share for an aggregate price of $70.0 million and retired 35,000 of the Company’s 1.75% Convertible Notes issued February 22, 2005 at a price of $1,432.00 for each $1,000 note for an aggregate price of $50.1 million plus $0.3 million in corresponding accrued interest. With issuance costs of $10.0 million, net cash proceeds to the Company totaled $269.6 million. At the time of the private offering, on July 29, 2009, the Company’s Board of Directors approved a $150 million increase to the stock repurchase program. Repurchases of the Company’s common stock and 1.75% Convertible Notes made during the private offering were made pursuant to the stock repurchase program.

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
Our business is organized into three business: IPG, which principally focuses on enterprise class database servers, integration and development products; iAS, which provides mobile database and mobile enterprise solutions; and Sybase 365, which provides global services for mobile messaging interoperability and the management and distribution of mobile content. For further discussion of our business segments, see Condensed Consolidated Financial Statements, Note 5 — Segment Information, Part I, Item 1.
Our Results
We reported total revenues of $278.0 million for the three months ended June 30, 2009, which represented a $4.7 million (2 percent) decrease from total revenues of $282.7 million for the same period last year. The year over year decrease in total revenues was attributable to a 5 percent decrease in service revenues partially offset by a 4 percent increase in our license revenues. The year-over-year revenue impact resulting from foreign exchange differences was a reduction of approximately 7 percent. Including this 7 percent headwind, our IPG segment saw a $2.2 million (1 percent) decrease in revenues, iAS experienced a $1.6 million (4 percent) decrease in revenues, and Sybase 365’s revenues decreased $1.2 million (3 percent).

IPG revenues benefited from a 5 percent increase in license revenue but these gains were more than offset by a 4 percent decrease in service revenue. The growth in IPG license revenues was primarily attributed to a 23 percent increase in database revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products. The year over year decrease in service revenues primarily resulted from a 13 percent decline in professional services. Our decline in professional services revenues was consistent with general weakness we have seen in professional service revenue reported by a range of market leaders. The decrease in iAS revenues was driven by a 13 percent decrease in service revenue partially offset by a 3 percent increase in license revenues. Sybase 365 messaging revenues decreased 3 percent. The Sybase 365 segment was disproportionately impacted by currency exchange (approximately 10 percent) as 61 percent of its revenues came from outside the U.S., primarily from Europe.
We reported net income of $37.6 million for the quarter ended June 30, 2009, compared to $29.8 million for the same period last year. For the quarter ended June 30, 2009 our operating income was $63.3 million (23 percent operating margin) compared to $51.1 million (18 percent operating margin) for the same period in 2008. The increase in operating income was primarily attributable to the IPG segment’s $11.4 million increase in operating income. The increased operating income resulted from margin expansion generated by cost synergies between our operations, cost control measures and a favorable revenue mix shift away from lower margin business (professional services) and toward higher margin business (license).
During the three months ended June 30, 2009, we generated net cash from operating activities of $68.3 million. Our days sales outstanding in accounts receivable was 76 days for the quarter ended June 30, 2009 compared to 75 days for the quarter ended June 30, 2008.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results.”
Business Trends
We are encouraged by the strength of our pipeline and the general health of our business. We believe, however, that the overall spending environment will be very challenging in 2009 due to the global recession, reductions in capital expenditures on information technology and an elongated buying cycle. While our short-term pipeline is strong, it is more difficult than in the past to predict the overall future buying environment. Additionally, in 2009 we expect that our year-over-year revenue and net margin comparisons will be adversely impacted by a significant strengthening of the U.S. dollar against various foreign currencies, most specifically the Euro and other European currencies.
Our customers are focused on IT projects that reduce cost and generate a quick return on investment. Within this framework we continue to see spending strength on mission critical applications where enterprise data volumes continue to grow. This has resulted in strong demand for our ASE 15.0 product, for which we added 209 new customers during the second quarter.
We also benefit from strong demand for new capabilities like business analytics and risk management. We added 64 new customers for our IQ Analytic Server product or our Risk Analytics Platform (RAP) product. IQ offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. Our RAP product, which is built on IQ, is targeted to the financial service industry for risk, trading and compliance analytics. The pipeline for RAP, which was launched in the first half of 2008, continues to build and provides what we believe, will be a future growth engine for our IQ product.
In contrast, we believe spending on discretionary projects and solutions requiring long professional services engagements will be weak during 2009. In the first half of 2009 we saw a decline of approximately 14 percent in our professional services business, and expect continued year-over-year declines in this business throughout the year.
With respect to the market for mobility and integration products we believe these products continue to gain market acceptance and will provide us with growth opportunities in the future. In the first quarter we announced an important business partnership with SAP which will leverage the new Sybase Unwired Platform to extend SAP Business Suite functionality to all major device platforms. With over 40 million licensed users, the SAP installed base provides us with significant opportunities to expand our enterprise mobility footprint in the future. We are on track to deliver the required functionality in the fourth quarter of 2009 and expect revenue generation from this relationship to begin in 2010.
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

For the balance of the year we will continue to maintain cost controls to improve margins. We will continue to focus on driving cost and revenue synergies between our operating segments by eliminating research and development overlap, combining marketing efforts, integrating back office functions and streamlining business operations. With this focus we believe we can improve operating results and maintain our strong cash flow in an uncertain environment.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for changes to convertible debt accounting and losses from other-than-temporary impairments on debt security investments as described in Note 1 to the Condensed Consolidated Financial Statements, Part 1, Item 1 of the Form 10-Q, we believe that during the first six months of 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
FAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (FAS 168)
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.
EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (EITF 09-1)
In April 2009, FASB ratified the Emerging Issues Task Force’s consensus-for-exposure reached for entities that enter into share-lending arrangements on their own shares in contemplation of a convertible debt offering or other financing. The Task Force agreed that at the date of issuance, the issuing entity is required to measure the share-lending arrangement at fair value and recognize it as debt issuance costs in its financial statements. The Task Force also agreed the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. EITF 09-1 becomes effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. Retrospective adoption is required and early adoption is not permitted. We are currently evaluating the potential impact of the provisions of EITF 09-1.

Results of Operations
Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
License fees by segment:
IPG	$75.7	$72.3	5%	$151.4	$134.9	12%
IAS	25.7	24.9	3%	47.5	45.6	4%
SY365	0.0	0.0	*	0.4	0.1	300%
Eliminations	(7.3)	(6.7)	9%	(15.9)	(12.0)	33%

Total license fees	$94.1	$90.5	4%	$183.4	$168.6	9%

Percentage of total revenues	34%	32%		34%	31%
Services by segment:
IPG	$129.9	$135.5	(4%)	$255.0	$263.7	(3%)
IAS	16.8	19.2	(13%)	33.8	38.0	(11%)
SY365	0.7	0.5	40%	1.1	1.1	*
Eliminations	(7.8)	(8.6)	(9%)	(15.3)	(16.8)	(9%)

Total services	$139.6	$146.6	(5%)	$274.6	$286.0	(4%)

Percentage of total revenues	50%	52%		50%	53%
SY 365 messaging revenue	$44.3	$45.6	(3%)	$87.5	$88.2	(1%)
SY 365 messaging as percentage of total revenues	16%	16%		16%	16%
Total revenues	$278.0	$282.7	(2%)	$545.5	$542.8	*

*	Not meaningful
For the three and six months ended June 30, 2009, we experienced unfavorable currency exchange rates which had a negative 6 percent impact on license and service revenues, and a negative 10 percent impact on messaging revenue compared with the same periods in 2008.
License revenues increased $3.6 million (4 percent) for the three months ended June 30, 2009 compared to the same period last year. The increase in license revenues during the quarter was primarily attributable to a $3.4 million (5 percent) increase in IPG license revenues and a $0.8 million (3 percent) increase in iAS license revenues. The increase in IPG license revenues was driven by a $9.4 million increase in database license revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products partially offset by decreases in our Liquidity integration products of $4.5 million and Power Builder development tools of $1.4 million. The increase in iAS license revenues was largely attributable to a $3.6 million increase in our small-footprint database products, partially offset by a $1.5 million decrease in mobile device management and a $0.7 million decrease in e-mail products.
License revenues increased $14.8 million (9 percent) for the six months ended June 30, 2009 compared to the same period last year. The increase in license revenues during the period was primarily attributable to a $16.5 million (12 percent) increase in IPG license revenues.The increase in IPG license revenues was driven by a $20.6 million increase in database license revenues and a $4.8 million increase in Mobility products, partially offset by decreases in our Liquidity integration products of $6.7 million and Power Builder development tools of $1.8 million.
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
Services revenues (which include technical support, professional services and education) decreased $7.0 million (5 percent) for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to a $5.6 million (4 percent) decrease in IPG service revenues and a $2.4 million (13 percent) decrease in iAS service revenues. The decrease in IPG service revenues was largely due to decreases in professional services of $2.5 million, technical support of $1.9 million, and education of $1.1 million. The decrease in iAS service revenues was mostly due to decreases in professional services of $0.9 million and technical support of $0.8 million. Unfavorable currency exchange rates largely contributed to the decline in technical support revenues.
Services revenues decreased $11.4 million (4 percent) for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to a $8.7 million (3 percent) decrease in IPG service revenues and a $4.2 million (11 percent) decrease in iAS service revenues. The decrease in IPG service revenues was largely due to decreases in professional services of $4.4 million, in technical support of $2.3 million, and in education of $1.9 million. The decrease in iAS service revenues was mostly due to decreases in technical support of $1.4 million, and in professional services of $1.4 million. Unfavorable currency exchange rates largely contributed to the decline in technical support revenues.

Total technical support revenues decreased $2.1 million (2 percent) and $3.1 million (1 percent) for the three and six months ended June 30, 2009 compared to the same periods in 2008. Technical support revenues comprised approximately 82 percent of total services revenues for the three and six months ended June 30, 2009 and 80 percent for the same periods in 2008. A 7 percent unfavorable currency exchange rate impact largely contributed to the decline in technical support revenues. Current and long-term deferred revenue balances in the balance sheet relate principally to technical support contracts and were relatively flat compared with the balance on June 30, 2008.
Services revenues other than technical support decreased $4.9 million (16 percent) and $8.4 million (14 percent) for the three and six months ended June 30, 2009 compared to the same periods in 2008. The decrease for the three months ended June 30, 2009 was primarily related to a $3.3 million (13 percent) decrease in professional services, and a $1.2 million (35 percent) decrease in education revenue. The decrease for the six months ended June 30, 2009 was primarily related to a $5.5 million (11 percent) decrease in professional services, and a $2.0 million (34 percent) decrease in education revenue.
Messaging revenues decreased $1.4 million (3 percent) and $0.7 million (1 percent) for the three month and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. Messaging revenue was negatively impacted by recent changes in currency rates.
Geographical Revenues
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
North American	$147.4	$135.8	9%	$287.2	$267.7	7%
Percentage of total revenues	53%	48%		53%	49%
Total Outside North America	$130.6	$146.9	(11%)	$258.3	$275.1	(6%)
Percentage of total revenues	47%	52%		47%	51%
International: EMEA (Europe, Middle East and Africa)	$89.1	$103.4	(14%)	$178.2	$195.4	(9%)
Percentage of total revenues	32%	37%		32%	36%
Intercontinental: (Asia Pacific and Latin America)	$41.5	$43.5	(5%)	$80.1	$79.7	1%
Percentage of total revenues	15%	15%		15%	15%
Total revenues	$278.0	$282.7	(2%)	$545.5	$542.8	*

*	Not meaningful
North American revenues (United States, Canada and Mexico) increased $11.6 million (9 percent) for the three months ended June 30, 2009 compared to the same period last year. The increase was primarily due to a $10.1 million (27 percent) increase in license revenues, and $1.4 million (9 percent) increase in messaging revenues compared to the same period in 2008. For the six months ended June 30, 2009 North American revenues increased $19.5 million (7 percent) compared to the same period last year. The increase was primarily due to a $14.8 million (20 percent) increase in license revenues, $3.2 million (11 percent) increase in messaging revenues, and a $1.5 million (1 percent) increase in service revenues compared to the same period in 2008.
International revenues comprised 47 percent and 52 percent of total revenues for the three months ended June 30, 2009 and 2008, respectively. International revenues comprised 47 percent and 51 percent of total revenues for the six months ended June 30, 2009 and 2008, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended June 30, 2009 decreased $14.3 million (14 percent) compared to the same period last year. The decrease was due primarily to a $7.2 million (23 percent) decrease in license revenues, a $5.9 million (13 percent) decrease in service revenues, and a $1.3 million (5 percent) decrease in messaging revenues. The decrease in license revenues primarily resulted from a $6.8 million decline in the UK. Decreases in services revenues were primarily driven by decreases in the UK ($2.6 million), France ($0.7 million), Spain ($0.7 million), Switzerland ($0.7 million), and Sweden ($0.7 million). Decreases in message revenues were primarily driven by decreases in France ($3.4 million), the UK ($1.7 million), partially offset by increases in Holland ($2.8 million) and Germany ($1.5 million). For the six months ended June 30, 2009, EMEA revenues decreased $17.2 million (9 percent) compared to the same period last year. The decrease was due primarily to a $11.4 million (13 percent) decrease in service revenues, a $4.7 million (8 percent) decrease in license revenues, and a $1.1 million (2 percent) decrease in messaging revenues. Decreases in services were primarily driven by decreases in the UK ($4.0 million), France ($1.9 million), Germany ($1.4 million), Sweden ($1.1 million) and Switzerland ($1.0 million). The decrease in license revenues primarily resulted from a $5.9 million decline in the UK. Decreases in message revenues were primarily driven by decreases in France ($6.2 million), and the UK ($2.5 million), partially offset by increases in Holland ($5.7 million) and Germany ($2.5 million). Unfavorable exchange rates had a negative impact on revenues of 14 percent and 13 percent for the three and six months ended June 30, 2009 compared to the same periods in 2008. On a constant currency basis, EMEA revenues increased $0.2 million and $9.4 million (5 percent) for the three and six month periods ended June 30, 2009 compared to the same periods in 2008.

Intercontinental (Asia Pacific and Latin America) revenues for the three months ended June 30, 2009 decreased $2.1 million (5 percent) compared to the same period last year. The decrease was primarily attributable to a $1.5 million (31 percent) decrease in messaging revenues, and a $1.3 million (7 percent) decrease in services revenues, offset by a $0.6 million (3 percent) increase in license revenues. The decrease in messaging revenue primarily resulted from a $1.0 million decline in Singapore and a $0.4 million decline in Australia. Decreases in services revenues were primarily driven by decreases in Korea ($0.5 million), Australia ($0.4 million), and Brazil ($0.3 million). For the six months ended June 30, 2009, Intercontinental revenues increased $0.4 million (1 percent). Unfavorable exchange rates had a negative impact on revenues of 9 percent and 8 percent for the three and six months ended June 30, 2009 compared to the same periods in 2008.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended June 30 2009, foreign currency exchange rate changes from the same period last year resulted in a decrease of $19.3 million (7 percent) in our revenues and a decrease of $13.9 million (6 percent) in our operating expenses. The change versus the comparable period was primarily due to a stronger U.S. dollar against the Euro and British Pound, and to a lesser extent the strengthening of the U.S. dollar against the Korean Won, Australian Dollar and Brazilian Real. During the six months ended June 30 2009, foreign currency exchange rate changes from the same period last year resulted in a decrease of $36.7 million (6 percent) in our revenues and a decrease of $28.9 million (6 percent) in our operating expenses. The change versus the comparable period was primarily due to a stronger U.S. dollar against the Euro and British Pound, and to a lesser extent the strengthening of the U.S. dollar against the Korean Won, Australian Dollar and Brazilian Real.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change_
Cost of license fees	$14.2	$15.1	(6%)	$26.5	$29.7	(11%)
Percentage of license fees revenues	15%	17%		14%	18%
Cost of services	$38.8	$41.1	(6%)	$75.7	$82.0	(8%)
Percentage of services revenues	28%	28%		28%	29%
Cost of messaging	$27.6	$27.4	1%	$54.6	$52.5	4%
Percentage of messaging revenues	62%	60%		62%	60%
Sales and marketing	$62.3	$74.3	(16%)	$126.5	$142.6	(11%)
Percentage of total revenues	22%	26%		23%	26%
Product development and engineering	$35.9	$36.0	*	$70.7	$71.6	(1%)
Percentage of total revenues	13%	13%		13%	13%
General and administrative	$32.1	$34.1	(6%)	$64.0	$70.1	(9%)
Percentage of total revenues	12%	12%		12%	13%
Amortization of other purchased intangibles	$3.8	$3.6	6%	$7.5	$7.1	6%
Percentage of total revenues	1%	1%		1%	1%

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. Cost of license fees were $14.2 million and $26.5 million for the three months and six months ended June 30, 2009 a decrease of $0.9 million (6 percent) and $3.2 million (11 percent) compared to the three and six months ended June 30, 2008, respectively. Such costs were 15 and 14 percent of license revenue for the three and six months ended June 30, 2009 as compared with 17 and 18 percent of license revenue for the same periods last year. For the three months ended June 30, 2009 the $0.9 million (6 percent) decrease was primarily due to decrease in purchase technology amortization compared with the same period in 2008. For the six months ended June 30, 2009 the $3.2 million (11 percent) decrease was primarily due to a $1.2 million decrease in amortization of capitalized software development costs related to certain releases of ASE, and decreases in purchase technology amortization of $1.0 million and royalty expenses of $0.7 million compared with the same period in 2008.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. Cost of services were $38.8 million and $75.7 million for the three and six months ended June 30, 2009, a decrease of $2.3 million (6 percent) and $6.3 million (8 percent) as compared to the same periods in 2008. These costs were 28 percent of services revenues for the three and six months ended June 30, 2009. This compares with 28 percent and 29 percent of services revenues for the three and six months ended June 30, 2008, respectively. For the three months ended June 30, 2009 the $2.3 million (6 percent) decrease was primarily due to a $0.9 million decrease in compensation costs related to the foreign currency impact of a stronger dollar and a decrease in headcount, and a $1.0 million decrease in discretionary spending. For the six months ended June 30, 2009 the $6.3 million (8 percent) decrease was primarily due to a $3.1 million decrease in compensation costs related to foreign currency impact of a stronger dollar and a decrease in headcount; along with a $2.6 million decline in discretionary spending.
Cost of Messaging. Costs of messaging consist primarily of (1) fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the networks and datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three months ended June 30, 2009 were $27.6 million, up $0.2 million (1 percent) compared to the same period in 2008. Costs of messaging for the six months ended June 30, 2009 were $54.6 million, up $2.1 million (4 percent) compared to the same period in 2008. For the three and six months ended June 30, 2009 cost of messaging has increased in absolute dollars and as a percentage of revenue primarily due to increased investment in operations of $1.4 million (3 percent of revenue) and $2.4 million (3 percent of revenue) compared with the same periods in 2008.
Sales and Marketing. Sales and marketing expenses were $62.3 million and $126.5 million for the three and six months ended June 30, 2009, down $12.0 million (16 percent) and $16.1 million (11 percent) as compared to the same periods last year, respectively. These costs were 22 percent and 23 percent of total revenues for the three and six months ended June 30, 2009 as compared to 26 percent for each of the same periods last year. The decrease in sales and marketing expenses in absolute dollars for the three months ended June 30, 2009 is primarily due to a $3.4 million decrease in commissions and a $5.4 million decrease in salaries attributable to foreign currency impacts, severance expenses and reduced sales management headcount, and a $3.5 million decrease in discretionary spending. The decrease in sales and marketing expenses in absolute dollars for the six months ended June 30, 2009 is primarily due to a $5.3 million decrease in commissions and a $5.6 million decrease in salaries attributable to foreign currency impacts, and reduced sales management headcount, and a $4.8 million decrease in discretionary spending.

Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $35.9 million and $70.7 million for the three and six months ended June 30, 2009, down $0.1 million and $0.9 million (1 percent) as compared to the same periods last year, respectively. These costs were 13 percent of total revenues for the three and six months ending June 30, 2009 and June 30, 2008. For the three months ended June 30, 2009 the changes in product development and engineering expenses compared to the same period in the prior year are insignificant. The decrease in product development and engineering costs in absolute dollars for the six months ended June 30, 2009 is primarily due to lower compensation costs related to reduced headcount levels.
We capitalized approximately $9.4 million and $21.2 million of software development costs for the three and six months ended June 30, 2009 compared to $12.9 million and $25.9 million for the same periods in 2008. For the three and six months ended June 30, 2009, capitalized software costs included costs incurred for efforts associated with ASE, Replication Server, Power Builder, SUP, and Sybase IQ\RAP.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $32.1 million and $64.0 million for the three and six months ended June 30, 2009 as compared to $34.1 million and $70.1 million for the same periods in 2008, respectively. These costs represented 12 percent of total revenues for the three and six months ended June 30, 2009 compared with 12 percent and 13 percent for the three and six months ended June 30, 2008, respectively. The decrease in general and administrative expenses of $2.0 million (6 percent) for the three months ended June 30, 2009 was primarily due to reduced legal and other professional fees of $1.9 million. The decrease in general and administrative expenses of $6.1 million (9 percent) for the six months ended June 30, 2009 was primarily due to reduced legal and other professional fees of $3.9 million, decreases in compensation costs related to reduced headcount and the currency impact of a stronger dollar of $1.1 million, and a discretionary spending decrease of $0.8 million.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, of XcelleNet in 2004, of Extended Systems in 2005, of Mobile 365 in 2006, and of Cable & Wireless businesses 2008. The changes in amortization of other purchased intangibles for the three and six month periods ended June 30, 2009 compared to the same period in the prior year are insignificant.
Operating Income
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Operating income by segment:
IPG	$59.8	$48.4	24%	$115.8	$87.4	32%
IAS	10.0	6.3	59%	15.3	8.0	91%
SY365	1.6	1.8	(11%)	2.2	3.0	(27%)
Unallocated costs	(8.1)	(5.4)	50%	(13.1)	(11.1)	18%

Total operating income:	$63.3	$51.1	24%	$120.2	$87.3	38%

Percentage of total revenues	23%	18%		22%	16%
Operating income was $63.3 million and $120.2 million for the three and six months ended June 30, 2009 compared to operating income of $51.1 million and $87.3 million for the three and six months ended June 30, 2008. The increase in operating income for the three and six months ended June 30, 2009 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note 5 to the Condensed Consolidated Financial Statements — Segment Information, Part I, Item I. During the three and six months ended June 30, 2009, foreign currency exchange rate changes from the same periods last year resulted in a $5.4 million and $7.7 million decline in operating profits, respectively.
Consolidated operating margins improved to 23 percent and 22 percent for the three and six months ended June 30, 2009 from 18 percent and 16 percent for the same periods in the prior year, respectively. The increases in operating margin are primarily due to improvements in operating margins for the IPG and iAS segments as discussed below.
The operating margin for the IPG segment was 29 percent and 28 percent for the three and six months ended June 30, 2009 compared to 23 percent and 22 percent for the three and six months ended June 30, 2008, respectively. The increase in operating margin in the IPG segment was primarily due to a 9 percent and 7 percent decrease in operating expenses for the three and six month periods ended June 30, 2009 compared with the same periods in 2008. The largest reductions in operating expenses related to sales and marketing expenses.

The operating margin for the iAS segment was 23 percent and 19 percent for the three and six months ended June 30, 2009 compared to 14 percent and 10 percent for the same periods in 2008. The increase in iAS segment operating margin was primarily due to a 14 percent and 13 percent decrease in operating expenses for the three and six month periods ended June 30, 2009 compared with the same periods in 2008; partially offset by a 4 percent and 3 percent revenue decrease for the three and six month periods ended June 30, 2009 compared with the same periods in 2008. The largest reductions in operating expenses related to sales and marketing expenses.
The operating margin for the SY 365 segment was 4 percent and 2 percent for the three and six months ended June 30, 2009 compared to 4 percent and 3 percent for the same period in 2008. The decrease in the SY 365 segment operating margin for the six month ended June 30, 2009 is primarily due to adverse currency impact and our continued investment in the segment’s operations.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and changes in value of assets in deferred compensation plans.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2009	2008 (1)	Change	2009	2008 (1)	Change
Interest income	$2.0	$6.2	(68%)	$4.2	$14.1	(70%)
Percentage of total revenues	1%	2%		1%	3%
Interest expense and other, net	$(5.7)	$(8.4)	(32%)	$(14.9)	$(13.7)	9%
Percentage of total revenues	(2%)	(3%)		(3%)	(3%)
Net investment impairment losses recognized in earnings	$(0.4)	$(3.0)	(87%)	$(2.2)	$(6.3)	(65%)
Percentage of total revenues	*	(1%)		*	(1%)

(1)	As adjusted due to the implementation of FSP APB 14-1, FAS 160, and FSP FAS 115-2 and FAS 124-2. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”

*	Not meaningful
Interest income decreased to $2.0 million and $4.2 million for the three and six months ended June 30, 2009 compared to $6.2 million and $14.1 million for the same period last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three and six month periods ended June 30, 2009 is primarily due to a significant decrease in the effective interest rates earned on cash balances. The effective interest rates earned on cash balances decreased to 1.0 percent and 1.2 percent for the three and six months ended June 30, 2009 from 3.4 percent and 3.7 percent for the three and six months ended June 30, 2008.
Interest expense and other, net, primarily includes interest expense on our convertible subordinated notes which have stated and imputed interest rates of 1.75 percent and 6.09 percent, respectively; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; increases and decreases in carrying values of mutual funds that are invested as directed by participants of a Rabbi Trust established in accordance with a deferred compensation plan; and bank fees.
Interest expense and other, net decreased to $5.7 million and increased to $14.9 million for the three and six months ended June 30, 2009 compared to $8.4 million and $13.7 million for the same periods in 2008. The $2.7 million decrease in interest expense and other, net for the three months ended June 30, 2009 as compared with the same period in 2008, is primarily due gains on trading securities that are invested as directed by participants of a Rabbi Trust related to our deferred compensation plan of $1.4 million; and gains resulting from foreign currency transactions and the related hedging activities of $0.6 million for the three months ended June 30, 2009 compared with a net loss of $0.7 million in the same period in 2008.
The $1.2 million increase in interest expense and other, net for the six months ended June 30, 2009 as compared with the same period in 2008, is primarily due to losses resulting from foreign currency transactions and the related hedging activities of $0.7 million for the six months ended June 30, 2009 compared with a gain of $0.6 million in the same period in 2008; partially offset by gains on trading securities that are invested as directed by participants of a Rabbi Trust related to our deferred compensation plan of $0.7 million.
Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. See Note 1 to Condensed Consolidated Financial Statements — Basis of Presentation, Part I, Item I FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”. Financial results for the three and six months ended June 30, 2008 have been adjusted to reflect interest expense at the imputed interest rate.

Net impairment losses recognized in earnings, primarily includes impairment charges related to investments in auction-rate securities (ARS). Impairment charges related to ARS were $0.4 million and $2.2 million for the three and six months ended June 30, 2009 compared to $3.0 million and $6.3 million for the three and six month periods ended June 30, 2008. The ARS investments currently lack short-term liquidity and we will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a reasonable secondary market which currently does not exist. In addition, further impairments to the ARS investments, if any, may result in additional charges to earnings (See Notes 1 and 12 to Condensed Consolidated Financial Statements Basis of Presentation and Cash, Cash Equivalents and Short and Long-term Investments, respectively,- Part I, Item I).
Provision for Income Taxes
(Dollars in millions)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2009	2008 (1)	Change	2009	2008 (1)	Change
Provision for income taxes	$21.5	$16.2	33%	$41.4	$29.9	38%

(1)	As adjusted due to the implementation of FSP APB 14-1. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Subordinated Notes.”
Our effective tax rate was 36.4 percent and 38.7 percent for the three months and six months ending June 30, 2009, respectively. These rates compare to a tax rate of approximately 35.2 percent and 36.8 percent for the comparable three and six month periods in 2008, respectively. The amount of tax recorded in 2009 increased compared to the comparable periods in 2008 primarily because of an increase in our earnings.
Our effective tax rate for the quarter and year differ from the statutory tax rate of 35 percent primarily due to the impact of state taxes offset somewhat by earnings in lower tax jurisdictions. In 2008, our effective tax rate differed from the statutory rate of 35 percent primarily due to the impact of state taxes and the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset somewhat by earnings in lower tax jurisdictions. See Condensed Consolidated Financial Statements, Note 11 — Income Taxes.
As discussed in Note 1 to Condensed Consolidated Financial Statements — Basis of Presentation, Part I, Item I., during the three months ending March 31, 2009, we adopted Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) applies to our deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. When realization of these tax loss carryforwards is evaluated as being more likely than not, the valuation allowance is released for the associated deferred tax asset. In prior years, the tax benefit from this valuation release was credited to goodwill. Under FAS 141(R), any tax benefit will now be credited to our operations. As of June 30, 2009, approximately $22.0 million of our valuation allowance related to acquired federal tax loss carryforwards. During the six months ending June 30, 2009, no portion of this valuation allowance was released.
Net Income Per Share Attributable to Sybase, Inc. Common Stockholders
(Dollars and shares in millions, except per share data)

	Three Months ended June 30,			Six Months ended June 30,
			Percent			Percent
	2009	2008 (1)	Change	2009	2008 (1)	Change
Net income attributable to Sybase, Inc.	$37.6	$29.8	26%	$65.7	$51.5	28%
Percentage of total revenues	14%	11%		12%	9%
Basic net income per share attributable to Sybase, Inc. common stockholders	$0.46	$0.36	28%	$0.81	$0.60	35%
Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.43	$0.33	30%	$0.76	$0.57	33%
Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80.6	81.7	(1%)	80.2	84.7	(5%)
Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	87.6	87.8	*	86.1	89.7	(4%)

(1)	As adjusted due to the implementation of FSP APB 14-1, FAS 160, and FSP EITF 03-6-1. See “Note 1 – Basis of Presentation” and “Note 10 – Convertible Subordinated Notes.”

*	Not meaningful

We reported net income attributable to Sybase, Inc. of $37.6 million and $65.7 million for the three and six months ended June 30, 2009 compared to net income attributable to Sybase, Inc. of $29.8 and $51.5 million for the same periods last year. The increase in net income attributable to Sybase, Inc. for the three and six months ended June 30, 2009 is due to the various factors discussed above.
Basic net income attributable to Sybase, Inc. common stockholders per share was $0.46 and $0.81 for the three and six months ended June 30, 2009 as compared to $0.36 and $0.60 for the same period in 2008. Diluted net income attributable to Sybase, Inc. common stockholders per share was $0.43 and $0.76 for the three and six months ended June 30, 2009 as compared to $0.33 and $0.57 for the same period in 2008.
Shares used in computing basic net income attributable to Sybase, Inc. common stockholders per share decreased 1 percent for the three months ended June 30, 2009 as compared to the same period in 2008. Shares used in computing basic and diluted net income attributable to Sybase, Inc. common stockholders per share decreased 5 percent and 4 percent, respectively, for the six months ended June 30, 2009 as compared to the same period in 2008. The decreases were due primarily to shares repurchased in accordance with a self-tender offer to repurchase $300 million of common stock offset somewhat by the exercises of employee stock options and an increase in shares that may be issued to holders of our convertible debt. In accordance with FSP EITF 03-6-1, basic and diluted earnings per share is computed pursuant to the two-class method.
Shares that may be issued to holders of our convertible subordinated debt due to the appreciation of our stock price are included in the calculation of diluted earnings attributable to Sybase, Inc. common stockholders per share if their inclusion is dilutive to earnings per share. Generally, such shares would be included in period in which the average price of our common stock exceeds $24.99 per share, the adjusted conversion price. In both the second quarter of 2009 and second quarter of 2008 the average of the high closing prices during a specified number of trading days exceeded the $24.99 threshold. As a result, approximately 4.5 million shares and 4.1 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding for the three month periods ended June 30, 2009 and 2008 respectively. And, 3.6 million shares and 2.5 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding for the six month periods ended June 30, 2009 and 2008 respectively. Inclusion of the assumed to be converted shares decreased earnings per share $0.02 for both the three month periods ended June 30, 2009 and 2008; and $0.04 and $0.02 for the six month periods ended June 30, 2009 and 2008, respectively. If at June 30, 2009 our closing share price was $32.34 or $1.00 greater than the $31.34 actual closing price the number of if-converted shares would have increased 454,000. However, our diluted earnings attributable to Sybase, Inc. common stockholders per share would have remained at $0.43. See Note 3, 10 and 15 to Condensed Consolidated Financial Statements — Net income per share attributable to Sybase, Inc. common stockholders, Convertible Subordinated Notes, and Subsequent Events, respectively; Part I, Item I.
Liquidity and Capital Resources
(Dollars in millions)

	Six Months Ended
	June 30,		Percent
	2009	2008	Change
Working capital	$214.2	$448.2	(52%)
Cash and cash equivalents	$662.2	$575.1	15%
Net cash provided by operating activities	$165.6	$157.3	5%
Net cash provided by (used for) investing activities	$(145.7)	$54.7	*
Net cash provided by (used for) financing activities	$24.6	$(261.7)	*

*	Not meaningful
Our primary source of cash is collections from our customers following the purchase of our products and services. Our business activity and cash generation was strong in the three months ended June 30, 2009. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful impact on the cash flows generated by our business to date.
At June 30, 2009 our only significant debt is a $460 million convertible debt instrument which may be put to us in February 2010, called by us in March, 2010, or converted. During the three months ended June 30, 2009, the Company’s daily closing stock price exceeded $32.49 for at least 20 out of the last 30 trading days ending June 30th. As such, effective July 1, 2009 the holders may elect to exercise certain conversion rights. Though it may be somewhat dependent upon the actions of our noteholders (if some or all of them decide to put the convertible note to us), it is our current expectation that this instrument will be repaid by February 2010. See Note 15 to the Condensed Consolidated Financial Statements, Part 1, Item 1. Any premium resulting from the notes’ convertible features may be repaid in either cash, stock or a mix of cash and stock at our election. At June 30, 2009 the cash premium was approximately $117 million, or 3.7 million shares of common stock. See Note 10 to Condensed Consolidated Financial Statements, Part 1, Item 1.

On August 4, 2009, we issued $400 million of convertible senior notes (“Notes”) through a private offering to qualified institutional buyers in the U.S. and Canada pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The Notes mature on August 15, 2029 unless we redeem them earlier at our option, or unless they are converted or put to us at the option of the holders. We may redeem all or a portion of the Notes at par on and after August 20, 2014. The holders may require us to repurchase the Notes at par on August 15, 2014, August 15, 2019 and August 15, 2024 Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010.
Simultaneous with the private offering, we bought back 1,973,500 shares of our common stock at a price of $35.47 per share for an aggregate price of $70.0 million and we retired 35,000 of our 1.75% Convertible Notes issued February 22, 2005 at a price of $1,432.00 for each $1,000 note for an aggregate price of $50.1 million plus $0.3 million in corresponding accrued interest. With issuance costs of $10.0 million, net cash proceeds to us totaled $269.6 million. At the time of the private offering, on July 29, 2009, the Company’s Board of Directors approved a $150 million increase to the stock repurchase program. Repurchases of the Company’s common stock and 1.75% Convertible Notes made during the private offering were made pursuant to the stock repurchase program. See Note 15 to Condensed Consolidated Financial Statements, Part 1, Item 1.
Our primary use of cash is payment of our operating costs which consist primarily of compensation, benefits and other employee-related expenses, as well as other operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses, to fund our stock repurchase program, to meet our convertible debt obligations and purchases of marketable debt securities.
As a result of recent volatile conditions in global capital markets, general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the U.S. government. At June, 2009, our principal sources of liquidity were cash (excluding long-term cash investments), cash equivalents, short-term marketable securities totaling $784.1 million, accounts receivable of $235.7 million and convertible debt issuances (See Notes to Condensed Consolidated Financial Statements Note 15, Subsequent Events).
At June 30, 2009, we had $662.2 million invested in money market funds, commercial paper, bank time deposits, savings accounts and checking accounts. Our short-term investments totaling $121.9 million consisted principally of short-term bank deposits, corporate notes and bonds, and marketable securities held in a Rabbi Trust under non-qualified deferred compensation plans and debt securities. See Note 13 to Condensed Consolidated Financial Statements — Fair Value Measurements; Part I, Item I. Approximately 43 percent of our cash is held outside the U.S. Approximately $65 million of these funds are considered permanently reinvested in our foreign operations. Management may, from time to time, revise its estimates of foreign subsidiaries’ earnings permanently reinvested depending on U.S. cash needs. Such changes will correspondingly affect U.S. taxable income. In addition, management periodically evaluates whether funds not permanently reinvested can be repatriated based on local country operating needs, foreign governmental and regulatory controls and/or dividend restrictions and any additional U.S. or foreign taxes when repatriated.
At June 30, 2009, long-term cash investments included auction rate securities with an estimated fair value, amortized cost and par value of $14.7 million, $20.0 million, and $28.9 million, respectively. These investments have failed to settle at auction since August 2007 due to a lack of market. At this time, these investments are not liquid. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of ARS liquidity to adversely affect our ability to conduct business.
Working Capital
Working capital decreased $234 million (52 percent) for the six months ended June 30, 2009 compared with June 30, 2008. The decrease was primarily due to the reclassification of $447.6 million of our convertible subordinated notes from long term to short term liabilities in 2009 consistent with the key terms of the borrowing agreement and capital investments of $71.9 million partially offset by $303.9 million net cash flows provided from operations.
Cash Flow
Net cash provided by operating activities was $165.6 million for the six months ended June 30, 2009 compared to $157.3 for the six months ended June 30, 2008. The $8.4 million (5 percent) increase was primarily due to a $14.3 million increase in net income and a largely seasonal change in accounts receivable partially offset by the net effect various income tax accounts, and a net decline in accounts payable and other accrued liabilities. Our days sales outstanding in accounts receivable was 76 days for the three months ended June 30, 2009 compared to 75 days for the three months ended June 30, 2008.

Net cash used for investing activities was $145.7 million for the six months ended June 30, 2009 compared to a $54.7 million source of cash in the same period in 2008. For the six months ended June 30, 2009 the primary uses of cash for investing activities were for purchases of cash investments. For the six months ended June 30, 2008 net cash provided by investing activities were from sales and maturities of cash investments. The sharp decline in cash provided from sales and maturities of investments during the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 resulted from the purchase in 2009 of certain longer term cash investments having maturities on or before February of 2010, compared to sales during the first quarter of 2008 to facilitate the $300 million self-tender described below.
Net cash provided by financing activities was $24.6 million for the six months ended June 30, 2009 compared to a $261.7 million use of cash for the six months ended June 30, 2008. For the six months ended June 30, 2009 cash provided by financing activities was primarily due to a $35.1 million issuance of common stock and reissuance of treasury stock, offset by a $15.0 million purchase of treasury stock . For the six months ended June 30, 2008 cash used by financing activities was primarily due to $300 million self-tender described below.
The majority of the 2008 purchases occurred on April 15, 2008 when we completed a self-tender offer on 10.7 million shares of our common stock for $28 per share at a total cost of $300 million. Approximately $62.5 million remained available in the Stock Repurchase Program at June 30, 2009. Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through June 30, 2009, aggregate amounts purchased under the Stock Repurchase Program totaled $787.5 million. For the six months ended June 30, 2009 and 2008 we repurchased 0.6 million shares and 10.7 million shares at a cost of $15.0 million and $300 million, respectively
In response to the uncertain economic climate and the constrained short-term credit market, in the fourth quarter of 2008 we reassessed and tightened our credit extension policy. The impact of the reassessment has resulted in the deferral of revenue in certain cases.
At June 30, 2009 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. For example, in July 2008, we acquired certain businesses from Cable and Wireless and in December 2008 we acquired Paybox Solutions AG. We may decide to use cash and cash equivalents and investments or incur additional debt to fund such activities in the future. Additionally, in order to fund such investment we may decide to repatriate certain funds held outside the U.S. The repatriation of such funds could result in the payment of additional U.S. taxes. Alternatively, we may decide to issue convertible or other debt or equity instruments which could result in additional interest expense and common stock issuances.
We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2009, we had identifiable net assets totaling $328.2 million associated with our European operations and $46.5 million associated with our Asia and Latin American operations. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange transaction exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. The principal currencies hedged during the six months ended June 30, 2009 were the Euro, and British Pound. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management – Foreign Exchange Risk,” below.
Revaluation of cash denominated in currencies other than US dollars had a positive impact on cash of $6.3 million for the six months ended June 30, 2009.

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions are re-measured at month-end and all forward contracts terminate at month-end with realized gains and losses included in interest expense and other, net. Forward contracts exist for a wide variety of currency pairs. The Company enters such contracts only once a month on the last day of the month. As such, there were no unrealized gains or losses on the outstanding forward contracts as of June 30, 2009. Despite our efforts to mitigate foreign currency transaction fluctuations, there can be no guarantee the impact of currency fluctuations will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities at the time of initial investment and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, with the exception of auction rate securities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses. Unrealized gains and losses were not material during the three and six month periods ending June 30, 2009.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at June 30, 2009 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Our management, including our CEO and CFO, also concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no software license backlog, and quarterly license revenues for our IPG and iAS businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. Although many of our customers are larger enterprises, a trend toward more conservative IT spending and continued weakness in the economic and capital markets could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected, as was the case in the second quarter of 2007 when we refused to accept certain terms in a large transaction. While it delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007, it resulted in better terms for us.
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
In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. Our financial forecasts are based on aggregated internal sales forecasts which may incorrectly assess our ability to complete sales within the forecast period, due to competitive pressures, economic conditions or reduced information technology spending. In our past experience IPG and iAS revenues in the fourth quarter benefit from the annual renewal of contracts by large enterprise customers or such customers placing orders before the expiration of budgets tied to the calendar year, however, in the fourth quarter of 2009 we are not anticipating that year end spending related to budgets will be as robust as it has been in prior years. This typically results in revenues from license fees declining from the fourth quarter of one year to the first quarter of the next year. In the past, this seasonality has contributed to lower total revenues and earnings in the first quarter compared to the prior fourth quarter. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuations in our operating results may contribute to volatility in our stock price.
Economic and credit market conditions in the U.S. and worldwide could adversely affect our revenues.
Our revenues and operating results depend on the overall demand for our products and services. Due to the recent economic downturn and the decline in value of certain foreign currencies versus the US dollar, our revenues for the quarter ended June 30, 2008 exceeded revenues for the quarter ended June 30, 2009 by 2 percent. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.) and if certain foreign currencies continue to be weak compared to the U.S. dollar, our revenue may continue to decline. The ongoing worldwide recession, weakness in the credit markets and significant liquidity problems for the financial services industry may also adversely impact our revenues. While we have not noted significant change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry, including from consolidation in the financial services industry, would adversely affect our revenues and operating results. In light of the difficult economic and business environment, we are acting to conservatively manage our expenses in an effort to maintain or expand our financial performance. If the worldwide recession continues or worsens, these efforts many not be successful and our financial results could be materially weaker than forecast.
If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.
We currently derive a significant portion of our license revenues from sales of our IPG and iAS products and services through non-exclusive distribution channels, including strategic partners, systems integrators, or SIs, original equipment manufacturers, or OEMs, and value-added resellers, or VARs. We generally anticipate that sales of our products through these channels will account for a substantial portion of our software license revenues in the foreseeable future. Because most of our channel relationships are non-exclusive, there is a risk that some or all of them could promote or sell our competitors’ products instead of ours, or that they will be unwilling or unable to effectively sell new products that we may introduce. Additionally, if we are unable to expand our indirect channels, or these indirect channels fail to generate significant revenues in the future, our business could be harmed.
Our development, marketing and distribution strategies also depend in part on our ability to form strategic relationships with other technology companies. If these companies change their business focus, enter into strategic alliances with other companies, are acquired by our competitors or others or materially suffer from the current economic downturn, support for our products could be reduced or eliminated, which could have a material adverse effect on our business and financial condition.
System failures, delays, insufficient capacity and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.
The success of Sybase 365 is highly dependent on its ability to provide reliable services to customers. These operations could be interrupted by any damage to or failure of, or insufficient capacity of, computer hardware, software or networks utilized or maintained by us, our customers or suppliers. Additionally, the failure of, or insufficient capacity of our connections and outsourced service arrangements with third parties could interrupt our services and materially adversely impact our financial performance and relations with customers, including causing liability to our customers.
Sybase 365’s systems and operations may also be vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, natural disasters, interruption of service due to potential facility migrations, computer viruses or software defects, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events and errors by our employees or third-party service providers. As use of Sybase 365’s services increases, we must continue to expand and upgrade our systems and operations. If we do not accurately project the need for expansions and upgrades to our operations and perform such expansions and upgrades in a timely manner, our services could fail or be interrupted. Conversely, if we grow and expand our operations too quickly and overestimate demand, our operating results would be materially impaired.
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
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market and changes in customer IT spending habits. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger technology companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. In this regard, Oracle plans to acquire Sun Microsystems, a large technology company which operates in the hardware and software industries. While we do not believe that this transaction will have any immediate impact on us, we are still evaluating this proposed transaction and its long term impact on our business. This transaction and other future hardware or software acquisitions by larger technology companies could pose a significant competitive disadvantage to us. In particular, the significant purchasing and market power of larger companies may subject us to increased pricing pressures. Many of our competitors have greater financial, technical, sales and marketing resources, and a larger installed customer base than us. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must develop and promote new products and solutions, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

We may encounter difficulties in completing acquisitions or strategic relationships, and we may incur acquisition-related charges that could adversely affect our operating results.
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired a number of companies.
For example, in December 2008 we acquired paybox Solutions AG, a mobile payments solutions provider. In July 2008 we acquired Cable & Wireless’ international inter-operator MMS hubbing service, or MMX, and obtained the exclusive rights to market and sell mobile data roaming services. In November 2006 we acquired Mobile 365, Inc. In addition, in October 2005 we acquired Extended Systems Incorporated, a NASDAQ listed company. We expect to continue to pursue acquisitions of complementary or strategic business product lines, assets and technologies.
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
We may be unable to successfully assimilate an acquired company’s management team, employees, business infrastructure or data centers and related systems, capacity requirements, customer mandated requirements, and third party communication network relationships or implement and maintain effective internal controls. Our acquisition due diligence may not identify technical, legal, financial, internal control or other problems associated with an acquired entity and our ability to seek indemnification may be limited by the acquisition structure or agreement. Also, dedication of resources to execute acquisitions and handle integration tasks and management changes accompanying acquisitions could divert attention from other important business. Acquisitions may also result in costs, liabilities, additional expenses or internal control weaknesses that could harm our results of operations, financial condition or internal control assessment. We may acquire entities that have pending lawsuits or are exposed to potential lawsuits or liabilities that were either unknown at the time of acquisition or prove to be more costly than anticipated. In addition, we may not be able to maintain customer, supplier, employee or other favorable business relationships of ours, or of our acquired operations, or be able to terminate or restructure unfavorable relationships, any of which might reduce our revenue or limit the benefits of an acquisition.
Under Statement of Financial Accounting Standard No. 142 we do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of June 30, 2009, we had approximately $528.4 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. Purchased intangible assets, such as purchased technology and trade names, are also subject to similar impairment testing. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
The length of our sales cycles varies significantly from product to product. The sales cycle for some of our IPG and iAS products can take up to 18 months to complete. Any delay or unanticipated acceleration in the closing of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. For example, in the second quarter of 2007 we refused to accept certain terms in a large transaction, which delayed the closing of this transaction from the second quarter of 2007 to the third quarter of 2007. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction; our customers’ financial condition, liquidity or ability to access credit markets; the level of competition that we encounter in our selling activities; and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sales cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated.
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
As of June 30, 2009, we had an aggregate par value of $28.9 million invested in six auction rate securities, or ARS. The underlying collateral of the ARS we hold consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. As of June 30, 2009, the fair value of these ARS totaled $14.7 million.
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
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our financial position, results of operations, or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 focuses on other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 provides guidance on how to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Upon adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, the Company recorded a cumulative accounting change to reclassify noncredit impairments previously recognized in earnings. The effect of such change increased retained earnings $6.7 million and decreased accumulated other comprehensive income $6.7 million.
Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $120 million through June 30, 2009. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. Our sales model has evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. For example, in the second quarter of 2005, our Financial Fusion, or FFI, business was integrated into IPG in an effort to better support the FFI product line and promote synergies between FFI and IPG technical resources. In the second quarter of 2006 IPG’s International and North American sales organizations were combined to form Worldwide Field Operations. In January 2009 we integrated the product marketing groups for IPG, iAS and Sybase 365 into our Worldwide Marketing Operations under the leadership of Raj Nathan. At that time we commenced the integration of certain back office functions in order to reduce overlap between business operations. Other organizational changes in our sales or divisional model could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the second quarter of 2009, revenues outside North America represented 47 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including:
•	changes in IT spending;

•	the imposition of government controls;

•	changes or limitations in trade protection laws;

•	unfavorable changes in tax treaties or laws;

•	natural disasters, public health risks, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property and/or weak intellectual property protection;

•	acts of terrorism, continued unrest and war in the Middle East and other factors,
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
Despite testing prior to their release, software products may contain errors or security flaws, particularly when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose customers and revenues and our reputation could be materially damaged. Our customers rely on our products and services for critical parts of their businesses and they may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. The detection and correction of any security flaws can be time consuming and costly.

We are subject to risks related to the terms of our 1.75% Convertible Subordinated Notes.
In February 2005 we issued $460 million in convertible subordinated notes, or the convertible subordinated notes, in a private offering to qualified institutional buyers. The convertible subordinated notes bear a stated interest rate of 1.75% and are subordinated to all of our future unsubordinated indebtedness. The convertible subordinated notes mature in February 2025 unless earlier redeemed by us at our option, or converted or put to us by the holders of the convertible subordinated notes. We may redeem all or a portion of the convertible subordinated notes at par on and after March 1, 2010. The holders may require that we repurchase convertible subordinated notes at par on February 22, 2010, February 22, 2015 and February 22, 2020. Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. This resulted in increases in previously reported and future interest expense and reductions in our net income in prior and future years. See Note 1 — “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for discussion of the accounting rule changes and a table reconciling the previously reported results to the retrospectively adjusted results.
The holders may convert the convertible subordinated notes into the right to receive the conversion value (described below) (i) when our stock price exceeds 130% of the $24.99 per share adjusted conversion price (equal to approximately $32.49 per share) for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (ii) in certain change in control transactions, (iii) if the convertible subordinated notes are redeemed by us, (iv) in certain specified corporate transactions, and (v) when the trading price of the convertible subordinated notes does not exceed a minimum price level. During the three months ended June 30, 2009, our stock price exceeded 130% of the $24.99 per share adjusted conversion price for the required specified time. As such, the convertible subordinated notes are convertible during the third quarter of 2009. For each $1,000 principal amount of notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of convertible subordinated notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.
During the current quarter and in any subsequent fiscal quarter when our stock price exceeds 130% of the $24.99 per share adjusted conversion price for the specified period or the convertible subordinated notes are otherwise convertible under the convertible subordinated notes’ terms, and the holders of the convertible subordinated notes elect to convert the convertible subordinated notes, we will be required to repay up to all of the convertible subordinated notes’ $460 million in principal amount in cash and must pay cash, stock or a combination of cash and stock, the amount by which the converted convertible subordinated notes exceed the principal amount of the convertible subordinated notes. At the time of such conversion we may have insufficient financial resources or may be unable to arrange financing to pay for the conversion value of all convertible subordinated notes tendered for conversion. Additionally, if the holders of the convertible subordinated notes exercise their right to have us repurchase the convertible subordinated notes at par on February 22, 2010, at that time we may have insufficient financial resources or may be unable to arrange financing to pay for par value of all convertible subordinated notes tendered for repurchase.
The conversion feature of the convertible subordinated notes also serves to reduce our diluted net income per share. In periods when our stock price exceeds the convertible subordinated notes’ $24.99 per share adjusted conversion price, we must include the shares that may be issued to the holders of the convertible subordinated notes in the shares included in our diluted net income per share. The reduction in our diluted earnings per share attributable to shares associated with the conversion of the convertible subordinated notes may adversely impact the market price of our common stock.
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
We receive significant tax benefits related to undistributed earnings by our international operations. These benefits are contingent upon existing tax regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. We have provided for appropriate local foreign taxes on these undistributed earnings, but have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of a portion of undistributed earnings of foreign subsidiaries. The current administration recently announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. These changes have been proposed to be effective beginning January 1, 2011. If enacted, these proposals could increase our tax expense and cash required for tax liabilities.

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
Due to the significance of our business conducted in currencies other than the U.S. dollar, our results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. In late 2008 in connection with disruptions in the worldwide credit markets, the U.S. dollar rapidly strengthened against certain currencies, including the Euro and British Pound. Continued rapid fluctuations in foreign currency exchange rates may materially and adversely affect our operating results.
As of June 30, 2009, we had identified net assets totaling $328.2 million associated with our Europe, Middle East and Africa, or EMEA, operations, and $46.5 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
We attempt to protect our intellectual property rights in the United States and in selected foreign countries through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) and registrations of selected patent, trademark and copyright rights in selected jurisdictions, as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent third parties from copying or reverse engineering our products, from engaging in other unauthorized use of our technology, or from independently developing and marketing products or services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. We may elect or be unable to obtain or maintain certain protections for certain of our intellectual property in certain jurisdictions, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign laws concerning intellectual property rights. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. As an example, Sybase filed a complaint against Vertica Systems, Inc., on January 30, 2008 in the Eastern District of Texas, alleging infringement of Sybase’s patent #5,794,229 (entitled “Database System with Methodology for Storing a Database Table by Vertically Partitioning All Columns of the Table”). Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.

If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete.
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Footnote 7 in the Notes to the Condensed Consolidated Financial Statements, for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent on which the claim is based. The court ruled that TeliaSonera does own the patent. Sybase has appealed that ruling. In February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing (although Ablaise later withdrew that charge as to one of the two). Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are or were based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. That matter has been stayed by the court until the first to occur of resolution of an ex parte reexamination proceeding in the Patent and Trademark Office, filed by an anonymous party that seeks to invalidate the disputed patent, or until the disputed patent is declared invalid by a District of Columbia court handling litigation of the same patent between Ablaise and Dow Jones. In November 2008, Sybase and co-defendant Informatica Corporation were sued by Data Retrieval LLC for alleged infringement by Sybase’s ETL component of Data Integration Suite of U.S. Patents #6,026,392 and 6,631,382, (both entitled “Data Retrieval Method and Apparatus with Multiple Source Capability”). In April 2009, Sybase and co-defendant Microsoft Corporation were sued by Implicit Networks, Inc. The complaint alleged that Sybase’s EAServer product and Microsoft’s Windows Server 2003 and 2008 products infringe US patents #6,324,685 (entitled “Applet Server That Provides Applets in Various Forms”) and # 6,976,248, (entitled “Application Server Facilitating With Client’s Computer for Applets Along With Various Formats”). That matter has been settled for a confidential amount. In April 2009, Backweb Technologies, Ltd. filed a first amended complaint adding Sybase and iAnywhere to a lawsuit already filed against Microsoft Corporation in March 2009. On July 22, 2009, Backweb filed a second amended complaint adding Symatec Corporation as a defendant. The complaint alleges that SQL Anywhere, the Sybase Unwired Enterprise Platform, Afaria and Mobile Office infringe Backweb’s U.S. patents #5,913,040, 6,317,789 and 6,539,429 (all entitled “Method and Apparatus for Transmitting and Displaying Information Between a Remote Network and a Local Computer”) (collectively the “Transparent Update Patents”); that Symantec’s Altiris Software Delivery Solution and Altiris Client Management Suite infringe the Transparent Update Patents; and that Microsoft’s Background Intelligent Transfer Service, or BITS, also infringe the Transparent Update Patents as well as a fourth patent. In addition, Sybase from time to time receives indemnity demands from customers involved in patent litigation.
Regardless of whether patent or other intellectual property claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. In particular, such claims may cause us to redesign our products or services, if feasible, or cause us to enter into royalty or licensing agreements in order to obtain the right to use the necessary intellectual property. Patent claimants may seek to obtain injunctions or other permanent or temporary remedies that prevent us from offering our products or services, and such injunctions could be granted by a court before the final resolution of the merits of a claim. An adverse outcome in any such intellectual property-related dispute, including the Telecommunications Systems dispute referred to above, could materially and adversely affect our financial condition and results of operations. Our competitors in both the U.S. and foreign countries, many of which have substantially greater resources than we have and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products and services. We have not conducted an independent review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, the uncertainty of results, and the expense of potential litigation increase the risk of business assets and management’s attention being diverted to patent issues.
Laws and regulations affecting our customers and us and future laws and regulations to which they or we may become subject may harm our business.
When Sybase 365 delivers mobile messages on behalf of content owners into our network of wireless carriers, we are subject to legal, regulatory and wireless carrier requirements governing, among other things, the nature of content delivered, as well as necessary notice and disclosure to, and consent from, consumers receiving mobile messages. Even though we do not create or control the content delivered over our network, if we are unable to effectively prevent or detect violations of legal, regulatory or wireless carrier requirements, or otherwise unable to mitigate the effect of these violations, we may be subject to fines or the suspension or termination of some or all of our wireless carrier connections or telecommunications licenses in one or more territories which could materially and adversely affect our business and results of operation. Such suspension or termination may also result in loss of current and potential customers and expose us to potential customer liability. Also, we cannot predict when, or upon what terms and conditions, future regulation might occur or the effect regulation may have on our business or our markets.

Our key personnel are critical to our business, and we cannot assure that they will remain with us.
Our success depends on the continued service of our executive officers and other key personnel. In recent years, we have made additions and changes to our executive management team. For example, in connection with our acquisition of Mobile 365, Marty Beard was appointed to be the President of Sybase 365 in November 2006. In January 2007, Raj Nathan, formerly the head of IPG was named our Chief Marketing Officer and Billy Ho was promoted to head IPG’s technology operations. In November 2007, Jeff Ross, formerly our Corporate Controller became our Chief Financial Officer. Additionally, Keith Jensen, formerly our senior director became our Corporate Controller at that time. Further changes involving executives and managers resulting from acquisitions, mergers and other events could increase the current rate of employee turnover, particularly in consulting, engineering and sales. We cannot be certain that we will retain our officers and key employees. In particular, if we are unable to hire and retain qualified technical, managerial, sales, finance and other employees it could adversely affect our product development and sales efforts, other aspects of our operations, and our financial results. Competition for highly skilled personnel in the software industry is intense. Our financial and stock price performance relative to the companies with whom we compete for employees, and the high cost of living in the San Francisco Bay Area, where our headquarters is located, could also impact the degree of future employee turnover.
Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.
We derive revenues from contracts with the United States government, state, local and foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. Federal government contracts may be affected by political pressure to reduce government spending. Our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels, and our contracts with foreign governments, are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments and became effective January 1, 2009. Retrospective adoption is required. As a result, interest expense is retrospectively imputed and recognized based upon the issuer’s nonconvertible debt borrowing rate, which results in lower net income. Our convertible subordinated notes with a stated interest rate of 1.75% due 2025 issued in February 2005 are subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” or APB 14, provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon adoption of FSP APB 14-1 on January 1, 2009, we recorded a debt discount, which is amortized to interest expense through February 22, 2010, representing the first date on which holders of the Notes may require us to repurchase all or a portion of their notes. In addition, we retrospectively recorded a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively. This resulted in a retrospective noncash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the Notes have been retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our financial position, results of operations, or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 focuses on other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 provides guidance on how to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS

115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of FSP FAS 115-2 and FAS 124-2, we recorded a cumulative accounting change which increased retained earnings by $6.7 million and decreased accumulated other comprehensive income by $6.7 million.
FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial position, results of operations, or cash flows.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (FAS 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our financial position, results of operations, or cash flows.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2009, the Company did not make repurchases of its Common Stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
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

August 7, 2009	SYBASE, INC.
	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ KEITH JENSEN
Keith Jensen
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002