Form 10-Q
period 2009-09-30
SYBASE INC
filed 2009-11-06
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
On October 31, 2009, 81,531,716 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include the performance of the global economy and credit market conditions; software industry sales trends; market acceptance of the company’s products and services; customer and industry analyst perception of the company and its technology vision and future prospects; the success of certain business combinations or strategic relationships engaged in by the company or by competitors; shifts in our business strategy; the interoperability of our products with other software products; system failures or other issues that impact our ability to deliver mobile messages; political unrest or acts of war; possible disruptive effects of organizational or personnel changes; changes in generally accepted accounting principles related to revenue recognition or other areas; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and in the risk factors included in Part II, Item 1(A) of this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
(In thousands, except share and per share data)	(Unaudited)	2008(1)
Current assets:
Cash and cash equivalents	$906,937	$611,364
Short-term investments	198,339	8,689

Total cash, cash equivalents and short-term investments	1,105,276	620,053
Restricted cash	17,973	2,773
Accounts receivable, net	218,662	270,400
Deferred income taxes	43,173	45,524
Prepaid income taxes	9,610	4,932
Prepaid expenses and other current assets	31,205	34,208

Total current assets	1,425,899	977,890
Long-term investments	77,447	15,513
Property, equipment and improvements, net	59,067	62,263
Deferred income taxes	3,671	17,794
Capitalized software, net	83,973	82,400
Goodwill	529,938	527,151
Other purchased intangibles, net	93,818	113,970
Other assets	39,146	29,341

Total assets	$2,312,959	$1,826,322

Current liabilities:
Accounts payable	$25,966	$26,300
Accrued compensation and related expenses	74,819	80,031
Accrued income taxes	25,646	17,562
Other accrued liabilities	124,253	124,050
Deferred revenue	204,976	211,903
Convertible subordinated notes	417,961	—

Total current liabilities	873,621	459,846
Other liabilities	43,018	44,788
Deferred income taxes	36,525	11,898
Long-term tax liability	42,505	32,082
Long-term deferred revenue	5,786	4,535
Convertible subordinated notes	—	438,299
Convertible senior notes	326,455	—
Commitments and contingent liabilities
Temporary equity — convertible subordinated notes	7,039	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 79,803,211 outstanding (2008-105,337,362 shares issued and 79,571,991 outstanding)	105	105
Additional paid-in capital	1,153,012	1,103,685
Accumulated earnings	437,905	330,724
Accumulated other comprehensive income	56,925	36,912
Cost of 25,534,151 shares of treasury stock (2008-25,765,371 shares)	(675,068)	(641,647)

Total Sybase, Inc. stockholders’ equity	972,879	829,779
Noncontrolling interest	5,131	5,095

Total equity	978,010	834,874

Total liabilities and stockholders’ equity	$2,312,959	$1,826,322

(1)	As adjusted to reflect the adoption of Financial Accounting Standards Board (FASB) amendments to existing guidance on convertible debt and noncontrolling interests. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”
See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008(1)	2009	2008(1)
Revenues:
License fees	$96,175	$92,939	$279,577	$261,578
Services	144,400	146,295	418,961	432,286
Messaging	52,844	44,744	140,351	132,975

Total revenues	293,419	283,978	838,889	826,839

Costs and expenses:
Cost of license fees	18,206	18,151	44,671	47,818
Cost of services	38,078	40,225	113,744	122,185
Cost of messaging	35,619	28,107	90,203	80,618
Sales and marketing	60,606	70,347	187,098	212,912
Product development and engineering	33,508	37,451	104,187	109,059
General and administrative	32,667	32,831	96,621	102,969
Amortization of other purchased intangibles	3,804	3,920	11,283	11,009
Cost of restructure	17	39	18	58

Total costs and expenses	222,505	231,071	647,825	686,628

Operating income	70,914	52,907	191,064	140,211
Interest income	1,678	5,779	5,833	19,856
Interest expense and other, net	(9,679)	(7,234)	(24,622)	(20,939)

Total other-than-temporary impairment losses	(1,811)	(3,267)	(3,609)	(9,552)
Losses recognized in (reclassified from) other comprehensive income	(1,919)	—	(2,307)	—

Total other-than-temporary impairment losses recognized in earnings	(3,730)	(3,267)	(5,916)	(9,552)

Income before income taxes	59,183	48,185	166,359	129,576
Provision for income taxes	20,686	16,054	62,129	45,986

Net income	$38,497	$32,131	$104,230	$83,590
Less: Net income (loss) attributable to the noncontrolling interest	(20)	21	36	(7)

Net income attributable to Sybase, Inc.	$38,517	$32,110	$104,194	$83,597

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.47	$0.40	$1.28	$0.99

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,047	79,245	80,147	82,868

Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.43	$0.37	$1.19	$0.93

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	87,427	86,797	86,144	88,115

(1)	As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt, noncontrolling interests, earnings per share computations, and other-than-temporary impairment determinations of investments. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”
See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008(1)
Cash flows from operating activities:
Net income	$104,230	$83,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,083	77,341
Loss on disposal of assets	53	5
Impairment of investment in auction rate securities	5,916	9,552
Deferred income taxes	12,436	(3,876)
Stock-based compensation — restricted stock	9,208	7,583
Stock-based compensation — all other	9,538	9,262
Tax benefit from stock-based compensation plans	7,999	9,323
Excess tax benefit from stock-based compensation plans	(7,568)	(8,970)
Imputed interest expense for convertible notes	15,786	13,262
Amortization of note issuance costs	1,522	1,204
Changes in assets and liabilities:
Accounts receivable	51,285	11,003
Prepaid income taxes	(4,678)	17,604
Other current assets	(12,099)	(3,814)
Other assets — operating	(2,795)	805
Accounts payable	(337)	983
Accrued compensation and related expenses	(5,213)	(212)
Accrued income taxes	18,506	4,012
Other accrued liabilities	(963)	(13,290)
Deferred revenues	(5,676)	(6,276)
Other liabilities	(1,660)	1,899

Net cash provided by operating activities	270,573	210,990

Cash flows from investing activities:
(Increase) Decrease in restricted cash	(159)	83
Purchases of investments	(284,756)	(16,332)
Maturities of investments	29,330	35,870
Sales of investments	1,245	80,982
Business combinations, net of cash acquired	—	(27,372)
Purchases of property, equipment and improvements	(16,349)	(26,013)
Proceeds from sale of property, equipment, and improvements	85	22
Capitalized software development costs	(33,982)	(38,885)
Decrease in other assets — investing	18	91

Net cash provided by (used for) investing activities	(304,568)	8,446

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	389,384	—
Extinguishment of convertible subordinated notes	(50,120)	—
Repayments of long-term obligations	(1,043)	(791)
Net proceeds from the issuance of common stock and reissuance of treasury stock	48,559	47,711
Purchases of treasury stock	(85,049)	(300,737)
Excess tax benefit from stock-based compensation plans	7,568	8,970

Net cash provided by (used for) financing activities	309,299	(244,847)

Effect of exchange rate changes on cash	20,269	(20,698)

Net increase (decrease) in cash and cash equivalents	295,573	(46,109)
Cash and cash equivalents, beginning of year	611,364	604,808

Cash and cash equivalents, end of period	$906,937	$558,699

(1)	As adjusted to reflect the adoption of Financial Accounting Standards Board (FASB) amendments to existing guidance on convertible debt and noncontrolling interests. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as described below) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. Except for the retrospective adjustments related to the adoption of Financial Accounting Standards Board (FASB) amendments to existing guidance on convertible debt, noncontrolling interests, and earnings per share as discussed in further detail below, the condensed consolidated balance sheet as of December 31, 2008 has been prepared from the Company’s audited consolidated financial statements.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for three and nine months ended September 30, 2009 are not necessarily indicative of results for the entire fiscal year ending December 31, 2009. Also, the presentation of certain prior year amounts have been reclassified to conform to current year presentation.
Effective January 1, 2009, the Company adopted FASB amendments to existing guidance pertaining to:
1.	Convertible debt

2.	Noncontrolling interests

3.	Earnings per share computations

4.	Business Combinations

5.	Assets acquired and liabilities assumed in a business combination that arise from contingencies

6.	The determination of the useful life of intangible assets

7.	The effective date for application of fair value accounting standards to non-financial assets and liabilities

8.	Disclosures about derivative instruments and hedging activities
The convertible debt accounting guidance amendments require issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption is required. As a result, interest expense for all periods presented is now imputed and recognized on the Company’s convertible subordinated notes issued in 2005 (“2005 Notes”) based on the 6.09 percent nonconvertible debt borrowing rate which would have applied to the Company when it issued the 2005 Notes. Previously, interest expense was recognized based on the 1.75 percent stated rate. See Note 10 — Convertible Notes.
In accordance with the transition provisions of the accounting guidance amendments, the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a reduction to deferred tax asset of $34.0 million. The $85 million discount is amortized to interest expense and is included in Interest expense and other, net in the Company’s statement of operations. Amortization totaled $4.6 million and $4.5 million for the three month periods ended September 30, 2009 and 2008, respectively, and totaled $13.9 million and $13.3 million for the nine month periods ended September 30, 2009 and 2008, respectively. The impact on the Company’s financial position as of December 31, 2008, results of operations for the years ended December 31, 2007 and December 31, 2008, and for the three and nine months ended September 30, 2008, and cash flows for the nine months ended September 30, 2008 from the adoption of the accounting guidance amendments is presented in the tables below.
The noncontrolling interest accounting guidance amendments establish accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. The accounting guidance amendments changed the presentation of the Company’s noncontrolling interests in its balance sheet and statement of operations. Specifically, noncontrolling interests now appear as a separate component of the Company’s consolidated equity on the balance sheet rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position as of December 31, 2008, results of operations for the years ended December 31, 2007 and December 31, 2008, and for the three and nine months ended September 30, 2008, and cash flows for the nine months ended September 30, 2008 from the adoption of FAS 160 is presented in the tables below.

The earnings per share computation accounting guidance amendments define unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities. As participating securities, such instruments are included in computing basic and diluted earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. The Company’s unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. See Note 3 — Net Income Per Share Attributable to Sybase, Inc Common Stock holders. The Company retrospectively adopted the earnings per share amendments. The impact on the Company’s net income per share for the years ended December 31, 2007 and December 31, 2008, and for the three and nine months ended September 30, 2008 from the adoption of the accounting guidance amendments are presented in the tables below.

	December 31, 2008	Adjustments		December 31, 2008
	Consolidated Balance Sheet	Convertible	Noncontrolling	Consolidated Balance Sheet
(In thousands)	As Previously Reported	Subordinated Debt	Interests	Retrospectively Adjusted
Deferred income taxes	$26,474	$(8,680)		$17,794
Other assets	$29,715	$(415)		$29,300
Minority interest	$5,095		$(5,095)	—
Convertible subordinated notes	$460,000	$(21,701)		$438,299
Additional paid-in capital	$1,054,517	$49,168		$1,103,685
Accumulated earnings	$367,286	$(36,562)		$330,724
Noncontrolling interest	—		$5,095	$5,095

	December 31, 2008			December 31, 2007
			Effect of			Effect of
(In thousands, except per share amounts)	As Adjusted	As Reported	Change	As Adjusted	As Reported	Change
Interest expense and other, net and net impairment losses recognized in earnings	$(44,231)	$(26,768)	$(17,463)	$(28,569)	$(12,144)	$(16,425)

Minority interest	—	$51	$(51)	—	$12	$(12)

Income before income taxes	$189,638	$207,152	$(17,514)	$173,515	$189,952	$(16,437)

Provision for income taxes	$61,452	$68,581	$(7,129)	$34,388	$41,102	$(6,714)

Net income	$128,186	$138,571	$(10,385)	$139,127	$148,850	$(9,723)
Net loss attributable to the noncontrolling interest	$51	—	$51	$12	—	$12

Net income attributable to Sybase, Inc.	$128,237	—	$128,237	$139,139	—	$139,139

Basic net income per share	—	$1.69	$(1.69)	—	$1.65	$(1.65)

Diluted net income per share	—	$1.59	$(1.59)	—	$1.61	$(1.61)
Basic net income per share attributable to Sybase, Inc. common stockholders	$1.54	—	$1.54	$1.52	—	$1.52
Diluted net income per share attributable to Sybase, Inc. common stockholders	$1.46	—	$1.46	$1.49	—	$1.49

	Three Months Ended				Three Months Ende
	September 30, 2008	Retrospective Adjustments			September 30, 2008
	Consolidated Statement	Convertible			Consolidated Statement
	Of Operations	Subordinated	Noncontrolling	Earnings per	Of Operations
(In thousands, except per share data)	As Previously Reported	Debt	Interests	share	Retrospectively Adjusted
Interest expense and other, net and net impairment losses recognized in earnings	$(6,064)	$(4,437)	—		$(10,501)

Minority interest	$(21)	—	$(21)		—

Provision for income taxes	$17,864	$(1,810)			$16,054

Net income	$34,737	$(2,627)	$21		$32,131
Less: Net income attributable to the noncontrolling interest	—	—	$(21)		$(21)
Net income attributable to Sybase, Inc.	—	—	$32,110		$32,110

Basic net income per share	$0.44		$(0.44)		—

Diluted net income per share	$0.40		$(0.40)		—
Basic net income per share attributable to Sybase, Inc. common stockholders	—	$(0.03)	$0.44	$(0.01)	$0.40
Diluted net income per share attributable to Sybase, Inc. common stockholders	—	$(0.03)	$0.40		$0.37

	Nine Months Ended				Nine Months Ended
	September 30, 2008	Retrospective Adjustments			September 30, 2008
	Consolidated Statement	Convertible			Consolidated Statement
	Of Operations	Subordinated	Noncontrolling	Earnings per	Of Operations
(In thousands, except per share data)	As Previously Reported	Debt	interests	share	Retrospectively Adjusted
Interest expense and other, net and net impairment losses recognized in earnings	$(17,502)	$(12,989)	—		$(30,491)

Minority interest	$7	—	$(7)		—

Provision for income taxes	$51,291	$(5,305)			$45,986

Net income	$91,281	$(7,684)	$(7)		$83,590
Add: Net loss attributable to the noncontrolling interest	—	—	$7		$7
Net income attributable to Sybase, Inc.	—	—	$83,597		$83,597

Basic net income per share	$1.10		$(1.10)		—

Diluted net income per share	$1.03		$(1.03)		—
Basic net income per share attributable to Sybase, Inc. common stockholders	—	$(0.09)	$1.10	$(0.02)	$0.99
Diluted net income per share attributable to Sybase, Inc. common stockholders	—	$(0.09)	$1.03	$(0.01)	$0.93

	September 30, 2008			September 30, 2008
	Consolidated Statement	Retrospective Adjustments		Consolidated Statement
	Of Cash Flows	Convertible	Noncontrolling	Of Cash Flows
(In thousands)	As Previously Reported	Subordinated Debt	Interests	Retrospectively Adjusted
Net income	$91,281	$(7,684)	$(7)	$83,590
Minority interest	$(7)	—	$7	—
Deferred income taxes	$1,429	$(5,305)		$(3,876)
Imputed interest expense for convertible notes	—	$13,262	—	$13,262
Amortization of note issuance costs	$1,477	$(273)		$1,204
The accounting guidance amendments to business combinations establish principles and requirements for how an acquirer in a business combination recognizes and measures the tangible and intangible assets acquired. The accounting guidance amendments make a number of significant changes, including: expanding the definitions of a “business” and a “business combination;” recognition of contingent considerations at fair value on the acquisition date and, for certain arrangements, recognition of changes in fair value in earnings until settlement; and charges to expense for acquisition-related transaction and restructuring costs rather than treating them as part of the cost of the acquisition.
Except for certain income tax accounting, the accounting guidance amendments apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of the accounting guidance amendments will depend on future acquisitions. The accounting guidance amendments apply retrospectively to the Company’s deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. Under the accounting guidance amendments, any tax benefit will now be credited to the Company’s operations. As of September 30, 2009, approximately $22 million of the Company’s valuation allowance related to acquired federal tax loss carryforwards. During the nine months ending September 30, 2009, no portion of this valuation allowance was released. The Company evaluates its valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which the Company operates, prudent and feasible tax planning strategies, current taxable income, and forecasted future taxable income. Forecasts of future taxable income are expected to be further refined during the three months ending December 31, 2009 as a result of the Company’s annual budget and goal setting process.
In April 2009, FASB amended the business combination accounting changes the Company adopted January 1, 2009. The new amendment addresses provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination.. The amendment reverses the business combination changes for acquired contingencies the Company adopted January 1, 2009. It requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with contingency accounting guidance. This amendment is effective retrospectively for the Company’s business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of the amendment will depend on future acquisitions.
The accounting guidance amendments to the determination of the useful life of intangible assets change the disclosure of the factors considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these accounting guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows.
The accounting guidance amendments to the effective date for application of fair value accounting standards to non-financial assets and liabilities deferred the effective date of fair value accounting to such assets and liabilities to the Company’s fiscal year beginning January 1, 2009. The adoption of the accounting guidance amendments affect the Company upon the occurrence of certain impairments or when relevant generally accepted accounting principals dictate a fair value measurement is required. The adoption of the accounting guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows.
The accounting guidance amendments to disclosure requirements related to derivative instruments and hedging activities require qualitative disclosures about objectives and strategies for using derivatives. They also require quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of the accounting guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows.
Effective April 1, 2009, the Company adopted FASB amendments to existing guidance pertaining to:
1.	Determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly

2.	Recognition and presentation of other-than-temporary impairments

3.	Disclosures about fair value of financial instruments

4.	Subsequent events
Amendments to guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales reaffirm the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, this staff position reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of the accounting guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows.
Recognition and presentation amendments related to guidance on other-than-temporary impairment recognition provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The accounting guidance amendments also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Upon adoption of the accounting guidance amendments on April 1, 2009, the Company recorded a cumulative accounting change to reclassify noncredit impairments previously recognized in earnings. The effect of such change increased retained earnings $6.7 million and decreased accumulated other comprehensive income $6.7 million. See Note 4 — Comprehensive Income (Loss) and Note 12 — Cash, Cash Equivalents, and Short and Long Term Investments.
Disclosure guidance amendments related to fair value of financial instruments require an entity to provide disclosures about fair value of financial instruments in interim financial information. The adoption of the disclosure guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note 12 — Cash, Cash Equivalents, and Short and Long Term Investments.
Subsequent event guidance amendments establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The subsequent event guidance amendments also require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.. The adoption of the subsequent event guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note 15 — Subsequent Events.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification had no impact on the Company’s financial position, results of operations, or cash flows.
2. Stock-Based Compensation. The Company may grant stock options, restricted stock, and stock appreciation rights through the 2003 Stock Plan. At September 30, 2009, an aggregate of 17,145,376 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees, directors and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options and stock appreciation rights are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Options and stock appreciation rights expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability. Stock appreciation rights are settled by the Company in stock.
The following table summarizes the total stock-based compensation expense for stock options, restricted stock grants, and stock appreciation rights that was recorded in the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Cost of services	$383	$347	$1,155	$1,012
Cost of messaging	152	132	443	350
Sales and marketing	1,533	1,429	4,601	4,145
Product development and engineering	786	746	2,399	2,143
General and administrative	3,463	3,098	10,148	9,195

Total stock-based compensation expense included in costs and expenses	6,317	5,752	18,746	16,845
Tax benefit related to stock-based compensation expense	(1,858)	(1,554)	(5,336)	(4,659)

Stock-based compensation expense included in net income	$4,459	$4,198	$13,410	$12,186

Reduction of net income per share attributable to Sybase, Inc. common stockholders:
Basic	$0.05	$0.05	$0.16	$0.14
Diluted	$0.05	$0.05	$0.15	$0.14
As of September 30, 2009, there was $46.9 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize the cost for stock options and stock appreciation rights over a weighted average period of 2.5 years. The Company expects to recognize the cost for restricted stock over a weighted average period of 1.5 years.
3. Net Income Per Share Attributable to Sybase, Inc Common Stockholders.
Shares used in computing basic and diluted net income per share attributable to Sybase, Inc. common stockholders are based on the weighted average shares outstanding in each period, excluding treasury stock. Shares used in computing basic net income per share excludes any dilutive effects of stock options, unvested restricted stock, stock appreciation rights and the Company’s convertible debt.

Basic and diluted earnings per share are computed pursuant to the two-class method. Under this method the Company attributes net income to two classes, common stock and unvested restricted stock awards, according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees prior to September 17, 2009 are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock.
Diluted net income per share is calculated using the more dilutive of the following two approaches:
1.	Assume exercise of stock options, vesting of restricted stock, and stock appreciation rights using the treasury stock method.

2.	Assume exercise of stock options and stock appreciation rights using the treasury stock method but assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.
Under both methods, the computation of diluted earnings per share also includes the dilutive effects, if any, of the Company’s convertible debt due to the appreciation of the Company’s stock price. Such computations include computing the excess, if any, of the average price of the Company’s common stock over the conversion price of $24.99 per share for its convertible subordinated debt issued in 2005 and over the conversion price of $47.88 per share for its convertible senior debt issued in 2009. The Company calculates the average stock price in accordance with the terms of the debt agreements. The Company has consistently applied this policy to all periods in which either convertible debt had a dilutive effect on earnings per share. For the three months ended September 30, 2009 and the nine months ended September 30, 2009 and 2008, the two-class method was used in the computation because it was more dilutive than the treasury stock method. For the three months ended September 30, 2008, the treasury stock method was used as both approaches resulted in the same diluted net income per share. See Note 10 — Convertible Notes. The following table shows the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008 (1)	2009	2008 (1)
Basic:
Net income attributable to Sybase, Inc.	$38,517	$32,110	$104,194	$83,597
Less: Net income allocated to participating securities	(680)	(505)	(1,770)	(1,299)

Net income attributable to Sybase, Inc. common stockholders — basic	$37,837	$31,605	$102,424	$82,298

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.47	$0.40	$1.28	$0.99

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,047	79,245	80,147	82,868

Diluted:
Net income attributable to Sybase, Inc.	$38,517	$32,110	$104,194	$83,597
Less: Net income allocated to participating securities	(624)	—	(1,649)	(1,223)

Net income attributable to Sybase, Inc. common stockholders — diluted	$37,893	$32,110	$102,545	$82,374

Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.43	$0.37	$1.19	$0.93

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,047	79,245	80,147	82,868
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,609	2,809	2,415	2,617
Dilutive effect of convertible subordinated debt issued in 2005	5,468	4,743	4,214	3,248

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under treasury stock method	88,124	86,797	86,776	88,733

Participating securities excluded under two-class method	(697)	N/A	(632)	(618)

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under two-class method	87,427	N/A	86,144	88,115

(1)	As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt and noncontrolling interests, and earnings per share computations. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 1.5 million and 0.8 million for the three month periods ended September 30, 2009 and 2008, respectively, and were 1.7 million and 1.3 million for the nine month periods ended September 30, 2009 and 2008, respectively. The Company excludes shares with combined exercise prices and unamortized fair values that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.

4. Comprehensive Income (Loss). The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008 (1)	2009	2008 (1)
Net income	$38,497	$32,131	$104,230	$83,590
Foreign currency translation gains (losses)	16,793	(46,074)	23,389	(25,699)
Decrease in noncredit other-than-temporary impairment losses	1	—	997	—
Losses recognized in, or reclassified from, other comprehensive income	1,919	—	2,307	—
Change in unrealized gains (losses) on all other marketable securities	109	(35)	19	835

Comprehensive income (loss)	57,319	(13,978)	130,942	58,726
Less: Comprehensive income (loss) attributable to noncontrolling interest	(20)	21	36	(7)

Comprehensive income (loss) attributable to Sybase, Inc.	$57,339	$(13,999)	$130,906	$58,733

(1)	As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt and noncontrolling interests. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”
The Company’s foreign currency translation gains (losses) primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. Debt and equity securities classified as available-for-sale are recorded at fair value. Decreases in noncredit other-than temporary impairment losses represent reclassifications of prior noncredit auction rate security impairment losses to credit impairment losses. Such reclassifications are included in losses recognized in, or reclassified from, other comprehensive income on the Company’s Statement of Operations. Unrealized holding gains and losses are reported as a separate component of other comprehensive income until realized. See Note 13 — Fair Value Measurements.
Accumulated other comprehensive income consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Noncredit other-than-temporary impairment net of income taxes	$(3,396)	$—
Net unrealized gains (losses) on other marketable securities, net of income taxes	19	—
Other	(237)	(237)
Foreign currency translation	60,539	37,149

	$56,925	$36,912

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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for the three and nine months periods ended September 30, 2009 and 2008 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the three months ended September 30, 2009 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$69,585	$9	$264	—	$69,858
Mobile and Embedded	12,373	13,944	—	—	26,317

Subtotal license fees	81,958	13,953	264	—	96,175
Intersegment license revenues	33	10,425	8	$(10,466)	—

Total license fees	81,991	24,378	272	(10,466)	96,175
Services
Direct service revenue	134,488	9,481	431	—	144,400
Intersegment service revenues	—	7,684	—	(7,684)	—

Total services	134,488	17,165	431	(7,684)	144,400
Messaging	—	—	52,844	—	52,844

Total revenues	216,479	41,543	53,547	(18,150)	293,419
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	148,616	28,724	47,299	(18,150)	206,489

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	67,863	12,819	6,248	—	86,930
Amortization of other purchased intangibles	500	1,024	2,280	—	3,804
Amortization of purchased technology	1,233	1,947	1,180	—	4,360

Operating income before cost of restructure and unallocated costs	66,130	9,848	2,788	—	78,766
Cost of restructure — 2009 Activity	17	—	—	—	17

Operating income before unallocated costs	66,113	9,848	2,788	—	78,749
Unallocated costs					7,835

Operating income					70,914
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(11,731)

Income before income taxes					$59,183
A summary of the segment financial information reported to the CEO for the three months ended September 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$67,432	$165	$5	—	$67,602
Mobile and Embedded	9,501	15,836	—	—	25,337

Subtotal license fees	76,933	16,001	5	—	92,939
Intersegment license revenues	154	7,904	—	$(8,058)	—

Total license fees	77,087	23,905	5	(8,058)	92,939
Services
Direct service revenue	135,115	10,873	307	—	146,295
Intersegment service revenues	121	8,435	—	(8,556)	—

Total services	135,236	19,308	307	(8,556)	146,295
Messaging
Direct messaging revenue	8	—	44,736	—	44,744
Intersegment messaging revenues	—	—	7	(7)	—

Total messaging	8	—	44,743	(7)	44,744

Total revenues	212,331	43,213	45,055	(16,621)	283,978
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	158,548	33,876	40,498	(16,621)	216,301

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	53,783	9,337	4,557	—	67,677
Amortization of other purchased intangibles	527	1,023	2,370	—	3,920
Amortization of purchased technology	403	3,594	1,062	—	5,059

Operating income before cost of restructure and unallocated costs	52,853	4,720	1,125	—	58,698
Cost of restructure — 2008 Activity	39	—	—	—	39

Operating income before unallocated costs	52,814	4,720	1,125	—	58,659
Unallocated costs					5,752

Operating income					52,907
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(4,722)

Income before income taxes					$48,185

(1)	As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt and noncontrolling interests. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”

A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2009 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$201,947	$35	$663	—	$202,645
Mobile and Embedded	31,342	45,581	9	—	76,932

Subtotal license fees	233,289	45,616	672	—	279,577
Intersegment license revenues	87	26,245	26	$(26,358)	—

Total license fees	233,376	71,861	698	(26,358)	279,577
Services
Direct service revenue	389,524	27,915	1,522	—	418,961
Intersegment service revenues	—	23,075	—	(23,075)	—

Total services	389,524	50,990	1,522	(23,075)	418,961
Messaging
Direct messaging revenue	6	—	140,345	—	140,351
Intersegment messaging revenues	—	—	5	(5)	—

Total messaging	6	—	140,350	(5)	140,351

Total revenues	622,906	122,851	142,570	(49,438)	838,889
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	438,052	88,734	127,499	(49,438)	604,847

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	184,854	34,117	15,071	—	234,042
Amortization of other purchased intangibles	1,548	3,071	6,664	—	11,283
Amortization of purchased technology	1,389	5,901	3,432	—	10,722

Operating income before cost of restructure and unallocated costs	181,917	25,145	4,975	—	212,037
Cost of restructure — 2009 Activity	18	—	—	—	18

Operating income before unallocated costs	181,899	25,145	4,975	—	212,019
Unallocated costs					20,955

Operating income					191,064
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(24,705)

Income before income taxes					$166,359
A summary of the segment financial information reported to the CEO for the nine months ended September 30, 2008 is presented below:

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$188,038	$276	$72	—	$188,386
Mobile and Embedded	23,659	49,533	—	—	73,192

Subtotal license fees	211,697	49,809	72	—	261,578
Intersegment license revenues	319	19,703	—	$(20,022)	—

Total license fees	212,016	69,512	72	(20,022)	261,578
Services
Direct service revenue	398,717	32,185	1,384	—	432,286
Intersegment service revenues	185	25,160	—	(25,345)	—

Total services	398,902	57,345	1,384	(25,345)	432,286
Messaging
Direct messaging revenue	22	—	132,953	—	132,975
Intersegment messaging revenues	—	—	19	(19)	—

Total messaging	22	—	132,972	(19)	132,975

Total revenues	610,940	126,857	134,428	(45,386)	826,839
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	467,841	103,158	120,908	(45,386)	646,521

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure and unallocated costs	143,099	23,699	13,520	—	180,318
Amortization of other purchased intangibles	1,581	3,069	6,359	—	11,009
Amortization of purchased technology	1,209	7,904	3,082	—	12,195

Operating income before cost of restructure and unallocated costs	140,309	12,726	4,079	—	157,114
Cost of restructure — 2008 Activity	99	—	—	—	99

Operating income before unallocated costs	140,210	12,726	4,079	—	157,015
Unallocated costs					16,804

Operating income					140,211
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(10,635)

Income before income taxes					$129,576

(1)	As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt and noncontrolling interests. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”

6. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill by reporting unit.

				Consolidated
(In thousands)	IPG	iAS	SY365	Total
Balance at January 1, 2009	$73,885	$102,788	$350,478	$527,151
Addition to goodwill recorded on Cable & Wireless acquisition	—	—	840	840
Foreign currency translation adjustments & other	702	177	1,068	1,947

Balance at September 30, 2009	$74,587	$102,965	$352,386	$529,938

The following table reflects the gross and net carrying amounts and accumulated amortization of purchased intangible assets:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$170,813	$(136,443)	$34,370	$169,758	$(125,265)	$44,493
AvantGo tradenames	3,100	—	3,100	3,100	—	3,100
XcelleNet tradenames	4,000	—	4,000	4,000	—	4,000
Covenant not to compete	319	(319)	—	319	(271)	48
Customer lists	116,627	(64,279)	52,348	114,632	(52,303)	62,329

Totals	$294,859	$(201,041)	$93,818	$291,809	$(177,839)	$113,970

Gross and net carrying amounts vary from quarter to quarter due to currency translation of non-dollar denominated balances and amortization. The amortization expense on these intangible assets for the three months ended September 30, 2009 was $8.2 million, of which $3.2 million and $1.2 million were included in cost of license fees and cost of messaging, respectively. The amortization expense on these intangible assets for the nine months ended September 30, 2009 was $22.0 million, of which $7.3 million and $3.4 million were included in cost of license fees and cost of messaging, respectively. At September 30, 2009 the weighted average amortization period at acquisition of the gross carrying value of other purchased intangible assets was 7.3 years. Estimated amortization expense for each of the next five years below ending December 31, is as follows (in thousands):

2010	$25,225
2011	19,915
2012	13,347
2013	11,544
2014	1,519
The AvantGo and XcelleNet tradenames were assigned an indefinite life and will not be amortized but instead tested for impairment in the same manner as goodwill.
7. Litigation.

There are currently multiple patent litigations ongoing, and related reexamination proceedings in the Patent & Trademark Office, between Sybase or Sybase 365 and Telecommunication Systems, Inc.
     A. On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). The matter was tried before a jury beginning on May 14, 2007. On May 25, 2007, the jury rendered its verdict, finding that Mobile 365 willfully infringed the ‘748 patent, and awarded TCS a total amount of $12.1 million. TCS filed post-trial motions for enhanced damages and attorneys’ fees, for an award of prejudgment interest, and for entry of a permanent injunction

(although it requested that any injunction be stayed pending the outcome on appeal), but subsequently withdrew its request for enhanced damages for the time period prior to the verdict. Sybase 365 filed post-trial motions for a judgment in its favor as a matter of law, for reduction of the jury award, and for entry of judgment in its favor based on TCS’s inequitable conduct before the Patent and Trademark Office in obtaining the patent. The court made the following rulings: i) granted TCS’s motion for an injunction but stayed it pending the outcome on appeal, ii) granted TCS’s motion for pre-judgment interest, at the rate of prime plus 1%, compounded quarterly, iii) granted Sybase 365’s motion for remittitur, reducing the pre-issuance damages portion of the jury award by $2.2 million, iv) denied Sybase 365’s motions for judgment as a matter of law, for reduction of the jury award, and for entry of judgment based on inequitable conduct, and v) denied TCS’s motion for attorneys’ fees. The court entered an agreed form of judgment in the matter on March 31, 2009 in the amount of $12.1 million. The Court also entered an injunction against use or sale of the SMS Exchange 1.0 and SMS Exchange 1.01 text messaging systems or any other systems not more than colorably different therefrom that provides phone-number-only text message routing by using a database associating subscriber phone numbers with routing carriers and a database associating carriers with routing syntax to route digital message packets. However, the Court stayed the injunction pending appeal. The Court also ordered that a $15.0 million escrow may be established in lieu of a bond to secure the final judgment pending appeal. Sybase 365 has established the escrow. Sybase 365 has filed an appeal of the judgment.
In addition, the court issued a ruling in favor of Sybase 365 on a motion it filed 1) holding TCS in contempt of court for violating the protective order when it filed confidential Sybase 365 documents with the Patent & Trademark Office; 2) awarding Sybase 365 the full attorneys’ fees and costs it had incurred in seeking protection for those documents and in bringing the contempt motion, in the amount of $0.3 million and 3) barring TCS’s patent prosecution attorney and his firm from substantive involvement in the preparation or prosecution of TCS patent applications in the area of intercarrier or other text, SMS or multi-media messaging during the pendency of this litigation (including appeals) and for a period of 12 months thereafter.
Since the jury’s verdict, Sybase 365 has developed a design-around so that its service for intercarrier wireless text messaging can operate in a way that avoids the infringement as found by the jury.
Sybase 365 filed a petition for inter partes reexamination proceeding on the ‘748 patent with the Patent & Trademark Office in February 2008, which the PTO accepted. In August 2009, the PTO issued a first office action rejecting all of the claims of the ‘748 Patent on multiple grounds of anticipation and obviousness. TCS has not yet filed its response to the first office action.
     B. On July 30, 2009, TCS filed a complaint against Sybase 365 in the Eastern District of Virginia, alleging that Sybase 365 infringes TCS’s U.S. Patents #6,891,811 entitled “Short Message Service Center Mobile-Originated to HTTP Internet Communications (the “811 Patent”) and #7,355,990 entitled “Mobile-Originated to HTTP Internet Communications” (the “‘990 Patent”). On October 2, 2009, Sybase 365 filed a petition with the Patent & Trademark Office requesting inter partes reexamination of the ‘811 and ‘990 patents. The PTO has not yet acted on Sybase 365’s petition.
     C. On July 30, 2009, TCS filed a complaint in the U.S. District Court for the Eastern District of Virginia, alleging that Sybase 365 infringes TCS’s U.S. Patent # 7,430,425 entitled “Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience” (the “‘425 Patent”). On August 19, 2009, Sybase 365 filed a petition for inter partes reexamination of the ‘425 Patent with the Patent & Trademark Office. On October 23, 2009, the PTO accepted the petition for inter partes reexamination and issued a first office action rejecting all of the claims of the patent on multiple grounds of anticipation and obviousness.
     D. On August 19, 2009, TCS filed a complaint against Sybase, Inc. and iAnywhere Solutions, Inc. in the U.S. District Court for the District of Delaware, alleging infringement of TCS’s U.S. Patent #6,560,604 entitled “System, Method and Apparatus for Automatically and Dynamically Updating Options, Features, and/or Services Available to Client Device”. Sybase and iAnywhere have answered the complaint and asserted counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability due to inequitable conduct.
     E. On October 2, 2009, Sybase 365 filed a complaint against TCS in the U.S. District Court for the Eastern District of Virginia, alleging that TCS infringes its U.S. Patents #5,873,040 entitled “Wireless 911 Emergency Location” and 7,082,312 entitled “Short Message Gateway, System and Method of Providing Information Service for Mobile Telephones”. TCS has not responded to the complaint.
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

Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matter, is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations as the Company believes it has either adequately accrued or has adequate indemnification rights for these matters at September 30, 2009. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.
8. Stock and Convertible Debt Repurchases. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock and convertible debt from time to time, subject to price and other conditions. Since inception, such authorizations totaled $1 billion including a July 29, 2009, approval to repurchase of up to an additional $150 million of the Company’s outstanding common stock or the Company’s convertible notes. Under the repurchase program, the Company has used a total of $857.5 million to repurchase 45.4 million shares of the Company’s common stock and $50.1 million to extinguish 2005 convertible subordinated notes with a principal value of $35 million. See Note 10 — Convertible Notes.
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
The following table summarizes the activity associated with the accrued restructuring charges related to the Company’s restructuring plans:

(Dollars in thousands)	2004	2002	2001
Restructuring plan
Accrued liabilities at December 31, 2008	$2,254	$3,391	$713
Amounts paid and other	(880)	(1,897)	(354)

Accrued liabilities at September 30, 2009	$1,374	$1,494	$359

10. Convertible Notes.
Convertible Senior Notes Issued in 2009
On August 4, 2009, the Company issued $400 million of convertible senior notes (“2009 Notes”) through a private offering to qualified institutional buyers in the U.S. pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2009 Notes have imputed and stated interest rates of 8.1475 percent and 3.5 percent, respectively. The 2009 Notes rank equally in right of payment to any future senior indebtedness of Sybase and are structurally subordinated to any future indebtedness or other liabilities of our subsidiaries (other than inter-company obligations).
At the time of the private offering, on July 29, 2009, the Company’s Board of Directors approved a $150 million increase to the stock repurchase program to repurchase the Company’s common stock and/or the Company’s convertible notes. The Company bought back 1,973,500 shares of the Company’s common stock at a price of $35.47 per share for an aggregate price of $70.0 million and, extinguished 35,000 of the Company’s convertible subordinated notes (“2005 Notes”) for an aggregate price of $50.1 million plus $0.3 million in corresponding accrued interest. With issuance costs of $10.6 million and considering the repurchases discussed above, net cash proceeds to the Company totaled $269 million.
The 2009 Notes mature on August 15, 2029 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. The Company may redeem all or a portion of the 2009 Notes at par on and after August 20, 2014. The holders may require that the Company repurchase the 2009 Notes at par on August 15, 2014, August 15, 2019 and August 15, 2024.
Conversion Events and Conversion Value
The holders may convert the 2009 Notes into the right to receive the conversion value (i) in certain change in control transactions, (ii) if the 2009 Notes are redeemed by the Company, (iii) in certain specified corporate transactions, and (iv) when the trading price of the 2009 Notes does not exceed a minimum price level, and (v) at any time during the quarterly period following instances where the Company’s closing stock price exceeds 130% of the then current conversion price, or approximately $62.24, for at least 20 out of the last 30 trading days ending with the quarter’s last trading day. During the calendar quarter ended September 30, 2009 such closing stock price conversion right was not triggered.

The initial conversion rate on the 2009 Notes is 20.8836 shares of common stock per $1,000 principal amount of 2009 Notes. This is equivalent to an initial conversion price of approximately $47.88 per share of common stock. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value (as defined in the indenture governing the 2009 Notes). If the conversion value exceeds $1,000 on the conversion date of the notes, the Company will also deliver, at Sybase’s option, cash or common stock or a combination of cash and common stock with respect to the excess of the conversion value over the principal amount of the converted 2009 Notes. Based on the Company’s closing stock price on September 30, 2009 of $38.90, the total conversion value did not exceed the total principal value of the notes. The September 2009 ask price for 2009 Notes is $1,118.76 per $1,000 note, representing an approximate aggregate fair value of $447.5 million.
The outstanding principal amount of the 2009 Notes totaled $326.5 million net of unamortized discount of $73.5 million. Such debt discount is amortized to interest expense over a five year period ending August 15, 2014, the date on which holders of the 2009 Notes may first require the Company to repurchase all or a portion of their notes.
Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. The Company recognized interest expense of $4.1 million for the three months ended September 30, 2009, which includes $1.9 million of amortization of debt discount.
The carrying amount of the equity component of the 2009 Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the 2009 Notes as of September 30, 2009 were as follows:

September 30,
2009
(In millions)
Gross equity component of 2009 Notes	$75.5
Deferred tax asset reduction	(29.0)
Equity issuance costs	(2.0)

Equity component of 2009 Notes	$44.5

Principal amount of 2009 Notes	$400.0
Unamortized discount of 2009 Notes	(73.5)

Long term liability component of 2009 Notes	$326.5

Convertible Subordinated Notes Issued in 2005
On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460 million of convertible subordinated notes (“2005 Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2005 Notes have imputed and stated interest rates of 6.09 percent and 1.75 percent, respectively, and are subordinated to all of the Company’s future senior indebtedness.
As a result of the adoption of FASB amendments to existing guidance on convertible debt (see Note 1 — Basis of Presentation), the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a reduction to deferred tax asset of $34.0 million. Such discount is amortized to interest expense.
The 2005 Notes mature on February 22, 2025 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. The Company may redeem all or a portion of the 2005 Notes at par on and after March 1, 2010. The holders may require the Company to repurchase the 2005 Notes at par on February 22, 2010, February 22, 2015 and February 22, 2020. The holders are currently entitled to convert the 2005 Notes and receive the conversion value.
Conversion Events and Conversion Value
Holders of the 2005 Notes are entitled to the conversion value (i) in certain change in control transactions, (ii) if the 2005 Notes are redeemed by the Company, (iii) in certain specified corporate transactions, (iv) when the trading price of the 2005 Notes does not exceed a minimum price level, and (v) when the Company’s closing stock price for at least 20 out of the last 30 trading days ending on a calendar quarter’s last trading day exceeds $32.49 per share, or 130% of the $24.99 per share adjusted conversion price During the calendar quarters ended June 30 and September 30, 2009 such closing stock price conversion right was triggered. During the three months ended September 30, 2009, note holders presented $5.1 million in face value of 2005 Notes to the Company for conversion.
For each $1,000 principal amount of 2005 Notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of Notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election. Based on the Company’s closing stock price on September 30, 2009 of $38.90, the total conversion value in excess of the total principal value of the notes was $236.6 million. Prices in active markets for the 2005 Notes were within 1 percent of the 2005 Notes’ conversion value as of September 30, 2009.
The outstanding principal amount of the 2005 notes, net of unamortized discount of $7 million and extinguishments of $35 million, totals $418 million and is included in current liabilities. The Company has reclassified the $7.0 million difference between the 2005 Notes’ principal value and carrying value from equity to temporary equity as of September 30, 2009.
Partial Extinguishment
On August 4, 2009, the Company extinguished 35,000 of the 2005 Notes at a price of $1,432.00 for each $1,000 note. The Company paid an aggregate price of $50.1 million plus $0.3 million in corresponding accrued interest. The carrying amount of the equity component of the 2005 Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the 2005 Notes as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008 (1)
	(In millions)
Gross equity component of 2005 Notes	$85.0	$85.0
Early extinguishment	(15.8)	—
Temporary equity	(7.0)	—
Deferred tax asset reduction	(33.7)	(34.0)
Equity issuance costs	(1.8)	(1.8)

Equity component of Notes	$26.7	$49.2

Principal amount of 2005 Notes	$425.0	$460.0
Unamortized discount of 2005 Notes	(7.0)	(21.7)

Liability component of 2005 Notes	$418.0	$438.3

(1)	As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $6.6 million and $6.5 million for the three months ended September 30, 2009 and 2008, respectively, which includes $4.6 million and $4.5 million of amortization of debt discount for each of the three month periods, respectively The Company recognized interest expense of $19.9 million and $19.3 million for the nine months ended September 30, 2009 and 2008, respectively, which includes $13.9 million and $13.3 million of amortization of debt discount for each of the three month periods, respectively. (see Note 1 — Basis of Presentation).
11. Income Taxes. The effective tax rate for the periods presented is the result of the mix of income projected to be earned in various tax jurisdictions that apply a broad range of income tax rates. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.
The Company’s effective tax rate was approximately 34.9 percent and 37.3 percent for the three months and nine months ending September 30, 2009, respectively. These rates compare to a tax rate of approximately 33.3 percent and 35.4 percent for the comparable three and nine month periods in 2008, respectively. The amount of tax recorded in 2009 increased compared to the comparable periods in 2008 primarily because of an increase in the Company’s earnings.
The Company’s effective tax rate for the three months and nine months ending September 30, 2009 and the comparable periods in 2008 differ from the statutory tax rate of 35 percent primarily due to the impact of state taxes, the addition of valuation allowances for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset by earnings in lower tax jurisdictions considered as indefinitely reinvested in foreign operations.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2006. The Company is under U.S. federal tax examination for the years 2006 and 2007. Income tax returns filed in certain other foreign jurisdictions and states are also under examination.
As of December 31, 2008, the total amount of our unrecognized tax benefits was $64.7 million of which $63.0 million would impact our effective tax rate if recognized. There was no material change to these amounts during the nine months ending September 30, 2009. During the next 12 months, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $5.0 million to $12.0 million due to the expiration of statute of limitations and tax settlement payments. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations. However, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes. At December 31, 2008, we had accrued $3.7 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest recognized during the nine months ended September 30, 2009 was not significant. No penalties have been accrued.
12. Cash, Cash Equivalents, and Short and Long-term Investments.
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
Short and Long-Term Investments
Short and long-term investments consist principally of short-term bank deposits, corporate notes and bonds, U.S. government obligations, mutual funds held in a Rabbi Trust, and Auction Rate Securities (ARS) at September 30, 2009. Short and long-term investments consisted principally of short-term bank deposits, mutual funds held in a Rabbi Trust, and ARS at December 31, 2008.
Management determines the appropriate classification of short and long-term investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At September 30, 2009, the Company has classified short-term bank deposits, corporate notes and bonds, and ARS as available-for-sale and investments in mutual funds held in a Rabbi Trust as trading securities.
Investments classified as available for sale and trading securities are recorded at fair value. Actively traded available-for-sale and trading securities are stated at fair value as determined by the security’s most recently traded price. If securities are not actively traded, fair value is determined using other valuation techniques. Realized gains and losses are reflected in income and are determined on the specific identification method. Trading securities unrealized gains and losses and realized gains and losses are included in the earnings of the Company. Changes in fair values of available for sale securities are accounted for based on the nature of the change in value:
(1)	Temporary;

(2)	Credit related other-than-temporary impairments (OTTI); or

(3)	Noncredit related OTTI.
Temporary Changes in Fair Value
Temporary changes in fair values are recorded as unrealized gains and losses. Unrealized gains and losses are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) (OCI).
Credit and Noncredit OTTI
On April 1, 2009, the Company adopted FASB amendments pertaining to how to determine and measure credit and noncredit OTTI of debt securities as well as how to determine whether an impairment for investments in debt securities is other-than-temporary.
•	If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an OTTI charge to earnings for the entire amount of the impairment.

•	For the remaining debt securities, if an OTTI exists, the Company separates the OTTI into two portions:

•	Credit Loss Portion: The credit loss portion is the amount that the Company’s best estimate of the present value of cash flows expected to be collected from the security falls below the amortized cost of the security. The credit loss portion is recorded as a charge to earnings.

•	NonCredit Loss Portion: The noncredit loss portion is the residual amount of the OTTI, and is recorded as a separate component of other comprehensive income (loss).
When assessing whether a decline in fair values is a temporary or OTTI, the Company considers various factors including: the significance of the decline in value compared to the cost basis; how long the fair value of the security has been less than its cost basis; the quality and estimated value of the investments held by the trust/issuer; the financial condition and credit rating of the trust, issuer, sponsors, and insurers; in the case of auction rate securities, the frequency of the auction function failing; expected market volatility and the market and economy in general; analyst reports and forecasts; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
When calculating the present value of expected cash flows to determine the credit loss portion of the OTTI, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations consider an analysis of observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to the collectibility of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings.
Prior to April 1, 2009, the entire OTTI charge was recognized in earnings for all debt securities.
At September 30, 2009 and December 31, 2008, cash equivalents, short term and long term investments and their amortized costs, unrealized gains and losses, OTTI recognized in accumulated OCI, and approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	OTTI	Fair Market
(In thousands)	Cost	Gains	Losses	In OCI	Value
September 30, 2009:
Cash and cash equivalents	$906,934	$3	$—	$—	$906,937
Short-term bank deposits (maturities of one year or less)	29,470	—	—	—	29,470
Short-term corporate notes and bonds (maturities of one year or less)	108,748	94	(108)	—	108,734
Short-term U.S. government obligations (maturities of one year or less)	48,725	23	(13)	—	48,735
Trading securities	11,400	—	—	—	11,400
Long-term corporate notes and bonds (maturities over one year)	20,323	1	(17)	(3,396)	16,911
Long-term U.S. government obligations (maturities over one year)	60,398	38	(3)	—	60,433
Long-term equity security	103	—	—	—	103

	$1,186,101	$159	$(141)	$(3,396)	$1,182,723

December 31, 2008:
Cash and cash equivalents	$611,364	$—	$—	$—	$611,364
Short-term bank deposits (maturities of one year or less)	51	—	—	—	51
Trading securities	8,638	—	—	—	8,638
Long-term corporate notes and bonds (maturities over one year)	15,513	—	—	—	15,513

	$635,566	$—	$—	$—	$635,566

There were no unrealized gains or losses at December 31, 2008. The following table summarizes the fair value and gross unrealized losses related to 34 available for sale marketable securities and five which are subject to the amended recognition guidance, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position for less than and greater than 12 months, at September 30, 2009:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		Greater Than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Corporate notes and bonds [1]	$49,982	$(125)	$12,797	$(3,396)
U.S government obligations	28,877	(16)	—	—

Totals	$78,859	$(141)	$12,797	$(3,396)

[1]	The unrealized losses shown in the Greater-than-12-Months column were recognized in earnings in prior periods. Upon the April 1, 2009 adoption of the FASB amendments to other-than-temporary impairment guidance, the Company reclassified the noncredit related other-than-temporary impairment charges from retained earnings to other comprehensive income. See Note 1 — Basis of Presentation.
On September 30, 2009, long-term investments include $12.9 million of ARS with an aggregate par value of $28.9 million. ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS the Company holds consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. As of September 30, 2009, the credit ratings of three of the ARS were Baa1. The credit rating on a fourth ARS was Caa2. The credit rating on a fifth ARS was Caa2 withdrawn. And the credit rating on a sixth ARS was Ca. In addition, the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until it sells the securities in a reasonable secondary market which currently does not exist.
Through March 31, 2009, the Company recorded $15.2 million of other-than-temporary impairment charges to earnings for all six of our ARS, including the one which is not subject to the recently amended guidance.
Upon the April 1, 2009 adoption of the FASB amendments to other-than-temporary impairment guidance, the Company recorded a cumulative accounting change to reclassify the noncredit portion of other-than-temporary impairments previously recorded in earnings from retained earnings to accumulated other comprehensive income in the amount of $6.7 million. The aggregate amortized cost basis for the five out of six ARS which fell within the scope of the amendments totaled $20.3 million as of April 1, 2009. During the quarter ending June 30, 2009, the Company reclassified $0.4 million of the other-than-temporary impairment losses from accumulated other comprehensive income to earnings. During the quarter ending September 30, 2009 the coupon rate one ARS pays the Company was changed. The new rate became fixed at an annualized rate of approximately 2.3 percent rather than continuing to fluctuate with LIBOR. In addition, Moody’ downgraded this ARS from Baa1 to Caa2 during the quarter and then subsequently withdrew coverage. Primarily as a result of these events, the Company reclassified $2.3 million of the other-than-temporary impairment losses from accumulated other comprehensive income to earnings and recognized further credit-related other-than-temporary impairment losses of $1.4 million during the quarter ending September 30, 2009. As such, the aggregate amortized cost basis of these ARS totaled $16.2 million as of September 30, 2009. The Company does not anticipate that the lack of liquidity for the ARS will adversely affect its ability to conduct business.
A rollforward of amortized cost, cumulative OTTI recognized in earnings and accumulated OCI is as follows:

		Cumulative OTTI in	Unrealized (gain)		Total accumulated
(In thousands)	Amortized Cost	earnings	loss	OTTI loss in OCI	OCI
Balance at April 1, 2009	20,311	3,589	—	6,699	6,699
Unrealized gain	—	—	(996)		(996)
Reclassification to earnings	(388)	388	—	(388)	(388)

Balance at June 30, 2009	19,923	3,977	(996)	6,311	5,315
Unrealized gain	—	—	(1)		(1)
OTTI recognized	(1,441)	1,441	—	371	371
Reclassification to earnings	(2,289)	2,289	—	(2,289)	(2,289)

Balance at September 30, 2009	16,193	7,707	(997)	4,393	3,396

13. Fair Value Measurements.
The FASB defines Fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are as follows:
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
FASB guidance allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.
Effective September 30, 2008, the Company adopted FASB clarifications to the guidance used to determine the fair value of a financial asset when the market for that asset is not active. Later, on April 1, 2009, the Company adopted new FASB guidance used to determine fair value when the volume and level of activity for an asset or liability has significantly decreased and to identify transactions that are not orderly.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$645,305	—	—	$645,305

Trading securities	11,400	—	—	11,400

Available-for-sale investments	296,886	—	$12,900	309,786

Total	$953,591	—	$12,900	$966,491

Money market funds are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet. Level 1 available-for-sale investments consist of short-term bank deposits and debt securities. These investments are included in cash and cash equivalents and short-term and long-term investments on the Company’s condensed consolidated balance sheet. Level 1 trading securities are the defined set of mutual funds that are invested as directed by participants of the Rabbi Trust established related to the Company’s deferred compensation plan. The trading securities are included in short-term cash investments on the Company’s consolidated balance sheet. Level 3 assets consist of six ARS.

The fair values of the ARS as of September 30, 2009 are based on an estimation employing a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The ARS are included in long-term investments on the Company’s condensed consolidated balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2009 (in thousands):

Auction Rate
Securities
Balance at December 31, 2008	$15,513
Impairment loss included in net impairment losses recognized in earnings	(5,916)
Change in total other-than-temporary impairment recognized in accumulated other comprehensive income	3,303

Balance at September 30, 2009	$12,900

As of September 30, 2009, the Company did not have liabilities that are measured at fair value on a recurring basis.
14. Recent Accounting Pronouncements.
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating the potential impact of the provisions of this new guidance on its financial statements.
15. Subsequent Events. The Company evaluated subsequent events through November 6, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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
Effective January 1, 2009, we adopted FASB amendments to existing guidance on convertible debt. The amendments require certain issuers of convertible debt instruments to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption is required. As a result, interest expense related to our 2005 Notes and 2009 Notes is imputed and recognized on the Company’s convertible subordinated notes based on the debt borrowing rate which would have applied to the Company in February of 2005 and August 2009, respectively. Previously interest expense on the 2005 Notes was recognized based on the 1.75 percent stated rate. In accordance with the transition provisions of the amendments, the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax asset reduction of $34.0 million See Notes 1 and 10 to Condensed Consolidated Financial Statements — Basis of Presentation and Convertible Notes, respectively, Part I, Item I.
Executive Overview
Our Business
Sybase is an industry leader in delivering enterprise and mobile software to manage, analyze and mobilize information. We are recognized globally as the performance leader, proven in the most data-intensive industries and across all systems, networks and devices. For 25 years, our information management, analytics and enterprise mobility solutions have powered the world’s most mission-critical systems in financial services, telecommunications, manufacturing
Our value proposition involves enabling the Unwired Enterprise by allowing enterprises to extend their information securely and make it useful for people anywhere using any device. We deliver a full range of solutions to ensure that customer information is securely managed and mobilized to the point of action, including enterprise and mobile databases, middleware, synchronization, encryption and device management software, and mobile messaging services.
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
Our Results
We reported total revenues of $293.4 million for the three months ended September 30, 2009, which represented a $9.4 million (3 percent) increase from total revenues of $284.0 million for the same period last year. The year-over-year increase in total revenues was attributable to an 18 percent increase in messaging revenue and a 3 percent increase in license revenue partially offset by a 1 percent decrease in service revenues. The year-over-year revenue impact resulting from foreign exchange differences was a reduction of approximately 3 percent, or approximately $8.3 million. Including the foreign exchange headwind, our IPG segment saw a $4.2 million (2 percent) increase in revenues, our iAS segment experienced a $1.7 million (4 percent) decrease in revenues, and Sybase 365’s segment revenues increased $8.4 million (19 percent).
IPG revenues benefited from a 6 percent increase in license revenue. These gains were partially offset by a 1 percent decrease in service revenue. The growth in IPG license revenues was primarily attributed to a 33 percent increase in database revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products. The year over year decrease in service revenues primarily resulted from a 8 percent decline in professional services. Our decline in professional services revenues was consistent with general weakness we have seen in professional service revenue reported by a number of other large technology vendors. The decrease in iAS revenues was driven by a 11 percent decrease in service revenue partially offset by a 2 percent increase in license revenues. The increase in Sybase 365 messaging revenues was driven by a 38 percent increase in application messaging revenue, largely attributable to large enterprises adopting mobile messaging as a new channel for customer interaction. The Sybase 365 segment was disproportionately impacted by currency exchange (approximately 5 percent) as 66 percent of its revenues came from outside the U.S., primarily from Europe.
We reported net income of $38.5 million for the quarter ended September 30, 2009, compared to $32.1 million for the same period last year. For the quarter ended September 30, 2009 our operating income was $70.9 million and our operating margin was 24 percent compared to $52.9 million in operating income and a 19 percent operating margin for the same period in 2008. The increase in operating income was primarily attributable to the IPG segment’s $13.3 million increase in operating income. The increased operating income resulted from larger deal sizes involving our enterprise database products, margin expansion generated by cost synergies between our operations, cost control measures and a favorable revenue mix shift away from lower margin business (professional services) and toward higher margin business (license and maintenance).
During the three months ended September 30, 2009, we generated net cash from operating activities of $104.9 million. Our days sales outstanding in accounts receivable was 67 days for the quarter ended September 30, 2009 compared to 74 days for the quarter ended September 30, 2008.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results.”
Business Trends
We are encouraged by the strength of our pipeline and the general health of our business. While we believe the overall spending environment on information technology will remained constrained for the balance 2009, we are seeing signs of stabilization in North America and the Asia Pacific region. Additionally, recent weakening of the U.S. dollar against various foreign currencies, most specifically the Euro has reduced the adverse impact from foreign exchange translation on our year-over-year revenue comparisons. While these are reasons for optimism, we remain cautious on the spending environment in Europe, which we believe will be challenging in the near term, and the sustainability of the overall macroeconomic recovery.
Our customers are focused on IT projects that reduce cost and generate a quick return on investment. Within this framework we continue to see spending strength on mission critical applications where enterprise data volumes continue to grow. This has resulted in strong demand for our ASE 15.0 product, for which we added 203 new customers during the third quarter.
We also benefit from strong demand for new capabilities like business analytics and risk management. We added 39 new customers for our IQ Analytic Server product or our Risk Analytics Platform (RAP) product. IQ offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. Our RAP product, which is built on IQ, is targeted to the financial service industry for risk, trading and compliance analytics. The pipeline for RAP, which was launched in the first half of 2008, continues to build and provides what we believe, will be a future growth engine for our IQ product.
In contrast, we believe spending on discretionary projects and solutions requiring long professional services engagements will remain weak for the balance of 2009. In the first nine months of 2009 we saw a decline of approximately 13 percent in our professional services business, and expect continued year-over-year declines in this business for the remainder of the year.
With respect to the market for mobility and integration products we believe these products continue to gain market acceptance and will provide us with growth opportunities in the future. In the third quarter we announced an important business partnership with Verizon which will incorporate our Afaria product into Verizon’s new Managed Mobility Solution. Leveraging Afaria’s mobile device management and security capabilities, this hosted solution will help Verizon enterprise customers cope with the complexity of supporting a growing mobile workforce. Verizon is launching this service in the fourth quarter in the U.S. and 19 countries in Europe, followed by a rollout in Asia Pacific. We expect revenue generation from this relationship to begin in 2010.
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
For the balance of the year we will focus on building out our partner channels especially for our mobility products, opportunistically investing in the business and continuing to maintain cost controls to improve margins. We will continue to focus on driving synergies between our operating segments by eliminating research and development overlap, combining marketing efforts, integrating back office functions and streamlining business operations. With this focus we believe we can take advantage of the momentum Sybase has in the marketplace, improve operating results and maintain our strong cash flow in an environment that remains somewhat uncertain.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for changes to convertible debt accounting and losses from other-than-temporary impairments on debt security investments as described in Note 1 to the Condensed Consolidated Financial Statements, Part 1, Item 1 of the Form 10-Q, we believe that during the first nine months of 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the potential impact of the provisions of this new guidance.
Results of Operations
Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
License fees by segment:
IPG	$82.0	$77.1	6%	$233.4	$212.0	10%
IAS	24.4	23.9	2%	71.9	69.4	4%
SY365	0.3	0.0	*	0.7	0.1	600%
Eliminations	(10.5)	(8.1)	30%	(26.4)	(20.0)	32%

Total license fees	$96.2	$92.9	3%	$279.6	$261.5	7%

Percentage of total revenues	33%	33%		33%	32%
Services by segment:
IPG	$134.5	$135.2	(1%)	$389.5	$398.9	(2%)
IAS	17.2	19.3	(11%)	51.0	57.3	(11%)
SY365	0.4	0.3	33%	1.5	1.4	7%
Eliminations	(7.7)	(8.5)	(9%)	(23.1)	(25.3)	(9%)

Total services	$144.4	$146.3	(1%)	$418.9	$432.3	(3%)

Percentage of total revenues	49%	51%		50%	52%

SY 365 messaging revenue	$52.8	$44.8	18%	$140.4	$133.0	6%
SY 365 messaging as percentage of total revenues	18%	16%		17%	16%
Total revenues	$293.4	$284.0	3%	$838.9	$826.8	1%

*	Not meaningful

For the three months ended September 30, 2009, we experienced unfavorable currency exchange rates which had a negative 3 percent impact on total revenues and a negative 5 percent impact on messaging revenue compared with the same period in 2008. For the nine months ended September 30, 2009, we experienced unfavorable currency exchange rates which had a negative 5 percent impact on total revenues and a negative 8 percent impact on messaging revenue compared with the same period in 2008.
License revenues increased $3.3 million (3 percent) for the three months ended September 30, 2009 compared to the same period last year. This increase in license revenues was primarily attributable to increases in IPG license revenues and a comparatively smaller increases in iAS license revenues. The increase in IPG license revenues was driven by a $13.2 million increase in database license revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products partially offset by decreases in our Liquidity integration products of $7.4 million and Power Builder development tools of $0.7 million. The increase in iAS license revenues was largely attributable to a $1.8 million increase in our small-footprint database products and a $0.7 million increase in our mobile device management products, partially offset by a $1.2 million decrease in mobile device solutions.
License revenues increased $18.1 million (7 percent) for the nine months ended September 30, 2009 compared to the same period last year. The increase in license revenues during the period was primarily attributable to a $21.4 million (10 percent) increase in IPG license revenues driven by a $33.7 million increase in database license revenues and a $7.7 million increase in Mobility products, partially offset by decreases in our Liquidity integration products of $14.0 million, and Power Builder development tools of $2.6 million.
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
Services revenues (which include technical support, professional services and education) decreased $1.9 million (1 percent) for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to a $2.1 million (11 percent) decrease in iAS service revenues and a small decrease in IPG service revenues The decrease in iAS service revenues was mostly due to decreases in technical support of $0.9 million and professional services of $0.5 million. The 1 percent decrease in IPG service revenues was largely due to decreases in professional services and education of $2.2 million, partially offset by a $1.6 million increase in technical support revenue.
Services revenues decreased $13.4 million (3 percent) for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a $9.4 million (2 percent) decrease in IPG service revenues, and a $6.3 million (11 percent) decrease in iAS service revenues. The decrease in IPG service revenues was largely due to decreases in professional services and education of $8.5 million, and technical support of $0.7 million. The decrease in iAS service revenues was mostly due to decreases in technical support of $2.3 million, and in professional services of $1.9 million.
Total technical support revenues increased $0.8 million (1 percent) and decreased $2.3 million (1 percent) for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Technical support revenues comprised approximately 82 percent of total services revenues for the three and nine months ended September 30, 2009 and 80 percent for the same periods in 2008. A 5 percent unfavorable currency exchange rate impact created the decline in technical support revenues for the nine month period ended September 30, 2009 compared with the same period in 2008. Current and long-term deferred revenue balances in the balance sheet relate principally to technical support contracts and increased $8.4 million (4 percent) compared with the balance on September 30, 2008.
Services revenues other than technical support decreased $2.7 million (9 percent) and $11.1 million (13 percent) for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The decrease for the three months ended September 30, 2009 was primarily related to a $1.7 million (7 percent) decrease in professional services, and a $0.8 million (29 percent) decrease in education revenue. The decrease for the nine months ended September 30, 2009 was primarily related to a $7.2 million (9 percent) decrease in professional services, a $2.7 million (32 percent) decrease in education revenue, and a $1.1 million (87 percent) decrease in advertising. Professional services and education revenues are more discretionary and appear to be more sensitive to budget cuts in weak economic environments.
Messaging revenues increased $8.0 million (18 percent) and $7.4 million (6 percent) for the three month and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The increase for the three months ended September 30, 2009 was primarily related to a $7.6 million (38 percent) increase in application messaging revenues and a $1.4 million (563 percent) increase in mobile commerce revenues partially offset by a $0.9 million (30 percent) decrease in GRX and Multimedia Exchange (MMX) revenues. The increase for the nine months ended September 30, 2009 was primarily related to a $4.8 million (153 percent) increase in GRX and MMX revenues, a $3.1 million (886 percent) increase in mobile commerce revenues, and a $2.8 million (4 percent) increase in application messaging revenues partially offset by a $3.3 million (5 percent) decrease in person to person messaging revenues. Messaging revenues were negatively impacted by changes in currency rates.
Geographical Revenues
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
North American	$147.5	$142.8	3%	$434.7	$410.6	6%
Percentage of total revenues	50%	50%		52%	50%
Total Outside North America	$145.9	$141.2	3%	$404.2	$416.2	(3%)
Percentage of total revenues	50%	50%		48%	50%
International: EMEA (Europe, Middle East and Africa)	$101.5	$96.8	5%	$279.7	$292.2	(4%)
Percentage of total revenues	35%	34%		33%	35%
Intercontinental: (Asia Pacific and Latin America)	$44.4	$44.4	*	$124.5	$124.0	*
Percentage of total revenues	15%	16%		15%	15%
Total revenues	$293.4	$284.0	3%	$838.9	$826.8	1%

*	Not meaningful
North American revenues (United States, Canada and Mexico) increased $4.7 million (3 percent) for the three months ended September 30, 2009 compared to the same period last year. The increase was primarily due to a $4.4 million (32 percent) increase in messaging revenues and a $3.0 million (4 percent) increase in service revenues, partially offset by a $2.5 million (5 percent) decrease in license revenue compared to the same period in 2008. For the nine months ended September 30, 2009 North American revenues increased $24.3 million (6 percent) compared to the same period last year. The increase was primarily due to a $12.3 million (10 percent) increase in license revenues, $7.6 million (17 percent) increase in messaging revenues, and a $4.5 million (2 percent) increase in service revenues compared to the same period in 2008.
Total revenues outside North America comprised 50 percent of total revenues for both the three months ended September 30, 2009 and 2008. Total revenues outside North America comprised 48 percent and 50 percent of total revenues for the nine months ended September 30, 2009 and 2008, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended September 30, 2009 increased $4.7 million (5 percent) compared to the same period last year. The increase was due primarily to a $4.7 million (18 percent) increase in messaging revenue and a $3.9 million (16 percent) increase in license revenues, partially offset by a $3.9 million (9 percent) decrease in service revenues. The increase in messaging revenue revenues were primarily driven by increases in Spain ($5.7 million), Germany ($3.1 million), partially offset by decreases in France ($2.9 million). The increase in license revenues primarily resulted from increases in Germany ($4.4 million). Decreases in services revenues were primarily driven by decreases in the UK ($1.2 million), France ($0.6 million), Switzerland ($0.5 million) and Germany ($0.5 million). For the nine months ended September 30, 2009, EMEA revenues decreased $12.5 million (4 percent) compared to the same period last year. The decrease was due primarily to a $15.2 million (11 percent) decrease in service revenues and a $0.8 million (1 percent) decrease in license revenues, partially offset by a $3.6 million (5 percent) increase in messaging revenues. Decreases in services were primarily driven by decreases in the UK ($5.2 million), France ($2.5 million), Germany ($1.9 million), Switzerland ($1.5 million), Spain ($1.3 million) and Sweden ($1.0 million). The decrease in license revenues primarily resulted from a decline in the UK ($5.1 million) and most other European countries, partially offset by a $6.2 million increase in Germany. Increases in messaging revenues were primarily driven by increases in Germany ($5.6 million), Spain ($5.3 million) and Holland ($4.8 million), partially offset by decreases in France ($9.1 million), and the UK ($3.2 million). Unfavorable exchange rates had a negative impact on revenues of 7 percent and 11 percent for the three and nine months ended September 30, 2009 compared to the same periods in 2008. On a constant currency basis, EMEA revenues increased $12.0 million (12 percent) and $22.2 million (8 percent) for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008.
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended September 30, 2009 were relatively flat compared to the same period last year. Service revenue decreased $1.0 million (5 percent) and messaging revenue decreased $1.0 million (23 percent), offset by a $1.8 million (8 percent) increase in license revenue. Intercontinental revenues for the nine months ended September 30, 2009 were relatively flat compared to the same period last year. Messaging revenue decreased $3.7 million (27 percent) and service revenue decreased $2.6 million (5 percent), offset by a $6.5 million (11 percent) increase in license revenue.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended September 30 2009, foreign currency exchange rate changes from the same period last year resulted in a decrease of $8.3 million (3 percent) in our revenues and a decrease of $6.7 million (3 percent) in our operating expenses. The change versus the comparable period was primarily due to a stronger U.S. dollar against the Euro and British Pound, and to a lesser extent the strengthening of the U.S. dollar against the Korean Won, Australian Dollar and Brazilian Real. During the nine months ended September 30 2009, foreign currency exchange rate changes from the same period last year resulted in a decrease of $45 million (5 percent) in our revenues and a decrease of $35.6 million (5 percent) in our operating expenses. The change versus the comparable period was primarily due to a stronger U.S. dollar against the Euro and British Pound, and to a lesser extent the strengthening of the U.S. dollar against the Korean Won, Australian Dollar and Brazilian Real.
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

Costs and Expenses
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Cost of license fees	$18.2	$18.2	*	$44.7	$47.8	(6%)
Percentage of license fees revenues	19%	20%		16%	18%
Cost of services	$38.1	$40.2	(5%)	$113.7	$122.2	(7%)
Percentage of services revenues	26%	27%		27%	28%
Cost of messaging	$35.6	$28.1	27%	$90.2	$80.6	12%
Percentage of messaging revenues	67%	63%		64%	61%
Sales and marketing	$60.6	$70.3	(14%)	$187.1	$212.9	(12%)
Percentage of total revenues	21%	25%		22%	26%
Product development and engineering	$33.5	$37.5	(11%)	$104.2	$109.1	(4%)
Percentage of total revenues	11%	13%		12%	13%
General and administrative	$32.7	$32.8	*	$96.6	$103.0	(6%)
Percentage of total revenues	11%	12%		12%	12%
Amortization of other purchased intangibles	$3.8	$3.9	(3%)	$11.3	$11.0	3%
Percentage of total revenues	1%	1%		1%	1%

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. Cost of license fees were $18.2 million and $44.7 million for the three months and nine months ended September 30, 2009. This compares to $18.2 million and $47.8 million for the three months and nine months ended September 30, 2008. The $3.1 million decrease in cost of license for the nine months ending September 30, 2009 compared to the same period last year was primarily due to decreases in purchased technology amortization of $1.8 million and royalty expenses of $1.2 million. Cost of license fees were 19 and 16 percent of license revenue for the three and nine months ended September 30, 2009 as compared with 20 and 18 percent of license revenue for the same periods last year.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. Cost of services were $38.1 million and $113.7 million for the three and nine months ended September 30, 2009, a decrease of $2.1 million (5 percent) and $8.5 million (7 percent) as compared to the same periods in 2008. These costs were 26 percent and 27 percent of services revenues for the three and nine months ended September 30, 2009, respectively. This compares with 27 percent and 28 percent of services revenues for the three and nine months ended September 30, 2008, respectively. For the three months ended September 30, 2009 the $2.1 million (5 percent) decrease was primarily due to a $1.2 million decrease in compensation costs related to the foreign currency impact of a stronger dollar and a decrease in headcount, and a $0.6 million decrease in travel related costs. For the nine months ended September 30, 2009 the $8.5 million (7 percent) decrease was primarily due to a $4.1 million decrease in compensation costs related to foreign currency impact of a stronger dollar and a decrease in headcount; along with a $3.6 million decline in non-headcount-related costs, primarily temporary employees and travel.
Cost of Messaging. Costs of messaging consist primarily of (1) termination fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the networks and datacenters; and (4) amortization of purchased technology used internally by the Sybase 365 segment. Costs of messaging for the three months ended September 30, 2009 were $35.6 million, up $7.5 million (27 percent) compared to the same period in 2008. Costs of messaging for the nine months ended September 30, 2009 were $90.2 million, up $9.6 million (12 percent) compared to the same period in 2008. For the three and nine months ended September 30, 2009 cost of messaging has increased in absolute dollars and as a percentage of revenue. For the three months ended September 30, 2009 cost of messaging increased primarily due to $3.5 million in additional traffic delivery costs associated with revenue growth, $3.3 million associated with product mix shift to lower margin products and $0.4 million due to an increase in headcount compared with the same period in 2008. For the nine months ended September 30, 2009 cost of messaging increased primarily due to $3.1 million in additional traffic delivery costs associated with revenue growth, $3.1 million associated with product mix shift to lower margin products, $2.3 due to an increase in headcount, and $0.8 million due to an increase in external data center costs compared with the same periods in 2008.
Sales and Marketing. Sales and marketing expenses were $60.6 million and $187.1 million for the three and nine months ended September 30, 2009, down $9.7 million (14 percent) and $25.8 million (12 percent) as compared to the same periods last year, respectively. These costs were 21 percent and 22 percent of total revenues for the three and nine months ended September 30, 2009 as compared to 25 percent and 26 percent for the same periods last year. The decrease in sales and marketing expenses in absolute dollars for the three months ended September 30, 2009 is primarily due to a $3.7 million decrease in non-headcount-related expenses, primarily travel and marketing programs, a $2.7 million decrease in salaries attributable to foreign currency impacts and reduced sales management headcount; and a $2.5 million decrease in commissions. The decrease in sales and marketing expenses in absolute dollars for the nine months ended September 30, 2009 is primarily due to an $8.0 million decrease in salaries attributable to foreign currency impacts and reduced sales management headcount, a $7.8 million decrease in commissions, a $3.8 million decrease in travel and entertainment, a $1.9 million decrease in marketing programs, a $1.0 million decrease in depreciation, and a $3.4 million decrease in various other sales and marketing expenses.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $33.5 million and $104.2 million for the three and nine months ended September 30, 2009, down $4.0 million (11 percent) and $4.9 million (4 percent) as compared to the same periods last year, respectively. These costs were 11 percent and 12 percent of total revenues for the three and nine months ending September 30, 2009 compared with 13 percent for each of the same periods in 2008. The decrease in product development and engineering costs in absolute dollars for the three months ended September 30, 2009 is primarily due to lower compensation costs related to reduced headcount levels and lower outside services. The decrease in product development and engineering costs in absolute dollars for the nine months ended September 30, 2009 is primarily due to lower compensation costs related to reduced headcount levels.
We capitalized approximately $11.6 million and $32.8 million of software development costs for the three and nine months ended September 30, 2009 compared to $11.7 million and $37.6 million for the same periods in 2008. For the three and nine months ended September 30, 2009, capitalized software costs included costs incurred for efforts associated with ASE, Replication Server, Power Builder, SUP, and Sybase IQ\RAP.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $32.7 million and $96.6 million for the three and nine months ended September 30, 2009 as compared to $32.8 million and $103.0 million for the same periods in 2008, respectively. These costs represented 11 percent and 12 percent of total revenues for the three and nine months ended September 30, 2009 compared with 12 percent for the three and nine months ended September 30, 2008. The decrease in general and administrative expenses for the three months ended September 30, 2009 was not significant. The decrease in general and administrative expenses of $6.4 million (6 percent) for the nine months ended September 30, 2009 was due to a reduction in the following costs; $2.3 million in compensation costs related to reduced headcount levels, $2.9 million of professional fees, $1.0 million of travel expenses, and $2.0 million of various other general and administrative expenses; partially offset by a $1.8 million increase in stock compensation and bonus.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, of XcelleNet in 2004, of Extended Systems in 2005, of Mobile 365 in 2006, and of Cable & Wireless businesses 2008. The changes in amortization of other purchased intangibles for the three and nine month periods ended September 30, 2009 compared to the same period in the prior year are insignificant.
Operating Income
(Dollars in millions)

	Three Months ended September30,			Nine Months ended September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Operating income by segment:
IPG	$66.1	$52.8	25%	$181.9	$140.2	30%
IAS	9.8	4.7	109%	25.1	12.7	98%
SY365	2.8	1.1	155%	5.0	4.1	22%
Unallocated costs	(7.8)	(5.7)	37%	(20.9)	(16.8)	24%

Total operating income:	$70.9	$52.9	34%	$191.1	$140.2	36%

Percentage of total revenues	24%	19%		23%	17%
Operating income was $70.9 million and $191.1 million for the three and nine months ended September 30, 2009 compared to operating income of $52.9 million and $140.2 million for the three and nine months ended September 30, 2008. The increase in operating income for the three and nine months ended September 30, 2009 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note 5 to the Condensed Consolidated Financial Statements — Segment Information, Part I, Item I. During the three and nine months ended September 30, 2009, foreign currency exchange rate changes from the same periods last year resulted in a $1.6 million and $9.4 million decline in operating profits, respectively.

Consolidated operating margins improved to 24 percent and 23 percent for the three and nine months ended September 30, 2009 from 19 percent and 17 percent for the same periods in the prior year, respectively. The increases in operating margin are primarily due to improvements in operating margins for the IPG and iAS segments as discussed below.
The operating margin for the IPG segment was 31 percent and 29 percent for the three and nine months ended September 30, 2009 compared to 25 percent and 23 percent for the three and nine months ended September 30, 2008, respectively. The increase in operating margin in the IPG segment was primarily due to a 6 percent decrease in operating expenses for the three and nine month periods ended September 30, 2009 compared with the same periods in 2008. The largest reductions in operating expenses related to sales and marketing expenses.
The operating margin for the iAS segment was 24 percent and 20 percent for the three and nine months ended September 30, 2009 compared to 11 percent and 10 percent for the same periods in 2008. The increase in iAS segment operating margin was primarily due to a 18 percent and 14 percent decrease in operating expenses for the three and nine month periods ended September 30, 2009 compared with the same periods in 2008; partially offset by a 4 percent and 3 percent revenue decrease for the three and nine month periods ended September 30, 2009 compared with the same periods in 2008. The largest reductions in operating expenses related to sales and marketing expenses.
The operating margin for the SY 365 segment was 5 percent and 3 percent for the three and nine months ended September 30, 2009 compared to 2 percent and 3 percent for the same period in 2008.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and changes in value of assets in deferred compensation plans.
Other Income (Expense), Net
(Dollars in millions)

	Three Months ended September 30,			Six Months ended September 30,
			Percent			Percent
	2009	2008(1)	Change	2009	2008(1)	Change
Interest income	$1.7	$5.8	(71%)	$5.8	$19.9	(71%)
Percentage of total revenues	1%	2%		1%	2%
Interest expense and other, net	$(9.7)	$(7.2)	35%	$(24.6)	$(20.9)	18%
Percentage of total revenues	(3%)	(3%)		(3%)	(3%)
Impairment losses recognized in earnings	$(3.7)	$(3.3)	12%	$(5.9)	$(9.6)	(39%)
Percentage of total revenues	(1%)	(1%)		(1%)	(1%)

(1)	As adjusted due to the adoption of amendments to existing guidance on convertible debt, noncontrolling interests, and other-than-temporary impairment determinations of investments. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”

*	Not meaningful
Interest income decreased to $1.7 million and $5.8 million for the three and nine months ended September 30, 2009 compared to $5.8 million and $19.9 million for the same period last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three and nine month periods ended September 30, 2009 is primarily due to a significant decrease in the effective interest rates earned on cash balances. The effective interest rates earned on cash balances decreased to 0.6 percent and 1.4 percent for the three and nine months ended September 30, 2009 from 3.9 percent and 5.6 percent for the three and nine months ended September 30, 2008.
Interest expense and other, net, primarily includes: interest expense on our convertible subordinated notes which have stated and imputed interest rates of 1.75 percent and 6.09 percent, respectively and our convertible senior notes which have stated and imputed interest rates of 3.5 percent and 8.15 percent, respectively; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; increases and decreases in carrying values of mutual funds that are invested as directed by participants of a Rabbi Trust established in accordance with a deferred compensation plan; and bank fees.
Interest expense and other, net increased to $9.7 million and $24.6 million for the three and nine months ended September 30, 2009 compared to $7.2 million and $20.9 million for the same periods in 2008. The $2.5 million increase in interest expense and other, net for the three months ended September 30, 2009 as compared with the same period in 2008, is primarily due to a $4.3 million increase in imputed interest expense generated by our recently issued convertible senior notes, partially offset by a $1.5 million gain on trading securities that are invested as directed by participants of a deferred compensation related Rabbi Trust offered by the Company.

The $3.7 million increase in interest expense and other, net for the nine months ended September 30, 2009 as compared with the same period in 2008, is primarily due to $4.7 million more in interest expense largely related to the recently issued convertible senior notes partially offset by gains on $2.2 million in trading securities held by a Rabbi Trust .
Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. See Note 1 to Condensed Consolidated Financial Statements — Basis of Presentation, Part I, Item I. Financial results for the three and nine months ended September 30, 2008 have been adjusted to reflect interest expense at the imputed interest rate.
Net impairment losses recognized in earnings related to investments in auction-rate securities (ARS) of $3.7 million and $5.9 million for the three and nine months ended September 30, 2009 compared to $3.3 million and $9.6 million for the three and nine month periods ended September 30, 2008. The ARS investments currently lack short-term liquidity and we will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a reasonable secondary market which currently does not exist. In addition, further impairments to the ARS investments, if any, may result in additional charges to earnings (See Notes 1 and 12 to Condensed Consolidated Financial Statements Basis of Presentation and Cash, Cash Equivalents and Short and Long-term Investments, respectively,— Part I, Item I).
Provision for Income Taxes
(Dollars in millions)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2009	2008(1)	Change	2009	2008(1)	Change
Provision for income taxes	$20.7	$16.1	29%	$62.1	$46.0	35%

(1)	As adjusted due to the adoption of amendments to existing guidance on convertible debt. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”
The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.
Our effective tax rate was approximately 34.9 percent and 37.3 percent for the three months and nine months ending September 30, 2009, respectively. These rates compare to a tax rate of approximately 33.3 percent and 35.4 percent for the comparable three and nine month periods in 2008, respectively. The amount of tax recorded in 2009 increased compared to the comparable periods in 2008 primarily because of an increase in our earnings.
Our effective tax rate for the three months and nine months ending September 30, 2009 and the comparable periods in 2008 differ from the statutory tax rate of 35 percent primarily due to the impact of state taxes, the addition of valuation allowances for the expected non-deductibility of securities impairment losses due to capital loss limitations, offset by earnings in lower tax jurisdictions considered as indefinitely reinvested in foreign operations. See Condensed Consolidated Financial Statements, Note 11 — Income Taxes.
As discussed in Note 1 to Condensed Consolidated Financial Statements — Basis of Presentation, Part I, Item I., during the three months ending March 31, 2009, we adopted FASB amendments to existing guidance pertaining to business combinations. The amendments apply to our deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. When realization of these tax loss carryforwards is evaluated as being more likely than not, the valuation allowance is released for the associated deferred tax asset. In prior years, the tax benefit from this valuation release was credited to goodwill. Under the amendments, any tax benefit will now be credited to our operations. As of September 30, 2009, approximately $22.0 million of our valuation allowance related to acquired federal tax loss carryforwards. During the nine months ending September 30, 2009, no portion of this valuation allowance was released. We evaluate our valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies, current taxable income and forecasted future taxable income. Forecasts of future taxable income are expected to be further refined during the three months ending December 31, 2009 as a result of the Company’s annual budget and goal setting process.

Net Income Per Share Attributable to Sybase, Inc. Common Stockholders
(Dollars and shares in millions, except per share data)

	Three Months ended September 30,			Nine Months ended September 30,
			Percent			Percent
	2009	2008(1)	Change	2009	2008(1)	Change
Net income attributable to Sybase, Inc.	$38.5	$32.1	20%	$104.2	$83.6	25%
Percentage of total revenues	13%	11%		12%	10%
Basic net income per share attributable to Sybase, Inc. common stockholders	$0.47	$0.40	18%	$1.28	$0.99	29%
Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.43	$0.37	16%	$1.19	$0.93	28%
Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80.0	79.2	1%	80.1	82.9	(3%)
Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	87.4	86.8	1%	86.1	88.1	(2%)

(1)	As adjusted due to the adoption of FASB amendments to existing guidance on convertible debt, noncontrolling interests, and earnings per share computations. See “Note 1 — Basis of Presentation” and “Note 10 — Convertible Notes.”

*	Not meaningful
We reported net income attributable to Sybase, Inc. of $38.5 million and $104.2 million for the three and nine months ended September 30, 2009 compared to net income attributable to Sybase, Inc. of $32.1 and $83.6 million for the same periods last year. The increase in net income attributable to Sybase, Inc. for the three and nine months ended September 30, 2009 is due to the various factors discussed above.
Basic net income attributable to Sybase, Inc. common stockholders per share was $0.47 and $1.28 for the three and nine months ended September 30, 2009 as compared to $0.40 and $0.99 for the same period in 2008. Diluted net income attributable to Sybase, Inc. common stockholders per share was $0.43 and $1.19 for the three and nine months ended September 30, 2009 as compared to $0.37 and $0.93 for the same period in 2008.
Shares used in computing basic net income attributable to Sybase, Inc. common stockholders per share increased 1 percent for the three months ended September 30, 2009 as compared to the same period in 2008. Shares used in computing basic and diluted net income attributable to Sybase, Inc. common stockholders per share decreased 3 percent and 2 percent, respectively, for the nine months ended September 30, 2009 as compared to the same period in 2008. The decreases were due primarily to shares repurchased in accordance with a self-tender offer to repurchase $300 million of common stock offset somewhat by the exercises of employee stock options and an increase in shares that may be issued to holders of our convertible debt. Basic and diluted earnings per share is computed pursuant to the two-class method. See Note 3 and 10 to Condensed Consolidated Financial Statements — Net income per share attributable to Sybase, Inc. common stockholders and Convertible Notes, respectively; Part I, Item I.
Shares that may be issued to holders of our convertible subordinated notes issued in 2005 due to the appreciation of our stock price are included in the calculation of diluted earnings attributable to Sybase, Inc. common stockholders per share if their inclusion is dilutive to earnings per share. Generally, such shares would be included in periods in which the average price of our common stock exceeds $24.99 per share, the adjusted conversion price. In both the third quarter of 2009 and third quarter of 2008 the average of the high closing prices during a specified number of trading days exceeded the $24.99 threshold. As a result, approximately 5.5 million shares and 4.7 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding for the three month periods ended September 30, 2009 and 2008 respectively. And, 4.2 million shares and 3.2 million shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding for the nine month periods ended September 30, 2009 and 2008 respectively. Inclusion of the assumed to be converted shares decreased earnings per share $0.03 and $0.02 for the three month periods ended September 30, 2009 and 2008, respectively; and $0.06 and $0.04 for the nine month periods ended September 30, 2009 and 2008, respectively. If at September 30, 2009 our closing share price was $39.90 or $1.00 greater than the $38.90 actual closing price the number of if-converted shares would have increased 273,821. However, our diluted earnings attributable to Sybase, Inc. common stockholders per share would have remained at $0.43. See Note 3 and 10 to Condensed Consolidated Financial Statements — Net income per share attributable to Sybase, Inc. common stockholders and Convertible Notes, respectively; Part I, Item I.
Liquidity and Capital Resources
(Dollars in millions)

	Nine Months Ended
	September 30,		Percent
	2009	2008	Change
Working capital	$552.3	$451.4	22%
Cash and cash equivalents	$906.9	$558.7	62%
Net cash provided by operating activities	$270.6	$211.0	28%
Net cash provided by (used for) investing activities	$(304.6)	$8.4	*
Net cash provided by (used for) financing activities	$309.3	$(244.8)	*

*	Not meaningful

Our primary source of cash is collections from our customers following the purchase of our products and services and the issuance of convertible debt. Our business activity and cash generation was strong in the three months ended September 30, 2009. While we are aware of concerns regarding the macro economic environment, we have not noted a meaningful negative impact on the cash flows generated by our business to date.
At September 30, 2009 our significant debts include two convertible debt instruments.
In February 2005, we issued a $460 million convertible subordinated notes (“2005 Notes”) debt instrument of which $35 million was repurchased in the third quarter. The $425 million balance may be put to us at par in February 2010, called by us at par in March, 2010, or may currently be presented to us for conversion through at least December 31, 2009. See Part I, Item I, Note 10- Convertible Debt. For each $1,000 principal amount of 2005 Notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of 2005 Notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election. If all 425,000 of the 2005 Notes outstanding on September 30, 2009 were converted at the $38.90 September 30, 2009 closing stock price, we would be required to pay back the $425 million principal value of the 2005 Notes in cash as well as approximately $237 million in cash, stock, or a combination of cash and stock at our election. Though it may be somewhat dependent upon the actions of our noteholders, it is our current expectation that this instrument will be settled in early 2010. The final repayment amount will largely be dependent on the then current stock price of our common stock. For example, each one dollar increase or decrease in our stock price from the September 30, 2009 price, increase and decreases the excess paid over the principal value by approximately $17 million.
On August 4, 2009, we issued $400 million of convertible senior notes (“2009 Notes”) through a private offering to qualified institutional buyers in the U.S. and Canada pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2009 Notes mature on August 15, 2029 unless we redeem them earlier at our option, or unless they are converted or put to us at the option of the holders. We may redeem all or a portion of the 2009 Notes at par on and after August 20, 2014. The holders may require us to repurchase the 2009 Notes at par on August 15, 2014, August 15, 2019 and August 15, 2024. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010.
Simultaneous with the private offering of the 2009 Notes, we bought back 1,973,500 shares of our common stock at a price of $35.47 per share for an aggregate price of $70.0 million and we retired 35,000 of our 2005 Notes at a price of $1,432.00 for each $1,000 note for an aggregate price of $50.1 million plus $0.3 million in corresponding accrued interest. With issuance costs of $10.6 million and considering the repurchases discussed above, net cash proceeds to us totaled $269 million. At the time of the private offering, on July 29, 2009, our Board of Directors approved a $150 million increase to the stock repurchase program. Repurchases of our common stock and 2005 Notes made during the private offering were made pursuant to the stock repurchase program. See Note 10 to Condensed Consolidated Financial Statements, Part 1, Item 1.
We expect the primary use of cash to relate to the retirement of the 2005 Notes in 2010 and payment of our operating costs which consist primarily of compensation, benefits and other employee-related expenses, as well as other operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses, to fund our stock repurchase program, to meet our convertible debt interest obligations and purchases of marketable debt securities.
As a result of recent volatile conditions in global capital markets, general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the U.S. government. At September, 2009, following our issuance of the 2009 Notes, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $1,105.3 million, and accounts receivable of $218.7 million.
At September 30, 2009, we had $906.9 million invested in money market funds, commercial paper, bank time deposits, savings accounts and checking accounts. Our short-term investments totaling $198.3 million consisted principally of short-term bank deposits, corporate notes and bonds, U.S. government obligations, and marketable securities held in a Rabbi Trust under non-qualified deferred compensation plans and debt securities. See Note 13 to Condensed Consolidated Financial Statements — Fair Value Measurements; Part I, Item I. Our foreign subsidiaries hold approximately 34 percent of our consolidated cash, cash equivalents, and short-term cash investments. Approximately $78 million of these funds are considered permanently reinvested in our foreign operations. Management may, from time to time, revise its estimates of foreign subsidiaries’ earnings permanently reinvested depending on U.S. cash needs. Such changes will correspondingly affect U.S. taxable income. In addition, management periodically evaluates whether funds not permanently reinvested can be repatriated based on interest rates earned on different currencies, local country operating needs, foreign governmental and regulatory controls and/or dividend restrictions and any additional U.S. or foreign taxes when repatriated.

At September 30, 2009, long-term investments included auction rate securities with aggregate estimated fair value and par value of $12.9 million and $28.9 million, respectively. These investments have failed to settle at auction since August 2007 due to a lack of market. At this time, these investments are not liquid. Based on our current cash, investment balances and expected operating cash flows, we do not anticipate that the lack of ARS liquidity to adversely affect our ability to conduct business.
Working Capital
Working capital at September 30, 2009 increased $100.9 million (22 percent) compared with September 30, 2008. The increase was primarily due to net proceeds of $389.4 million from the 2009 Notes, $355.1 million net cash flows provided from operations over the past four quarters, and $50.9 million from stock option exercises and ESPP purchases over the past four quarters, partially offset by the reclassification of $417.7 million of our 2005 Notes from long term to short term liabilities, capital investments of $68.4 million during the past four quarters, a $58.1 million increase in long-term investments during the past four quarters, $50.1 million to purchase 2005 Notes on August 4, 2009 and $90.4 million to purchase treasury stock over the past four quarters.
Cash Flow
Net cash provided by operating activities was $270.6 million for the nine months ended September 30, 2009 compared to $211.0 for the nine months ended September 30, 2008. The $59.6 million (28 percent) increase was primarily due to a $20.6 million increase in net income and a $40.3 million source of cash from changes in accounts receivable. Our days sales outstanding in accounts receivable was 67 days for the three months ended September 30, 2009 compared to 74 days for the three months ended September 30, 2008.
Net cash used for investing activities was $304.6 million for the nine months ended September 30, 2009 compared to a $8.4 million source of cash in the same period in 2008. For the nine months ended September 30, 2009 the primary uses of cash for investing activities were for purchases of investments. For the nine months ended September 30, 2008 net cash provided by investing activities were from sales and maturities of investments. The sharp decline in cash provided from sales and maturities of investments during the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 resulted from the purchase in 2009 of certain longer term investments compared to sales during the first quarter of 2008 to facilitate the $300 million self-tender described below.
Net cash provided by financing activities was $309.3 million for the nine months ended September 30, 2009 compared to a $244.8 million use of cash for the nine months ended September 30, 2008. For the nine months ended September 30, 2009 cash provided by financing activities was primarily due to proceeds of $389.4 million from the issuance of our 2009 Notes and $48.6 million from stock option exercises and ESPP purchases, partially offset by debt extinguishments of $50.1 million and treasury stock repurchases of $85.0 million. For the nine months ended September 30, 2008 cash used by financing activities was primarily due to the $300 million self-tender described below.
The majority of the 2008 treasury stock purchases occurred on April 15, 2008 when we completed a self-tender offer on 10.7 million shares of our common stock for $28 per share at a total cost of $300 million. Approximately $92.4 million remained available in the Stock Repurchase Program at September 30, 2009. Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). Through September 30, 2009, aggregate amounts purchased under the Stock Repurchase Program totaled $857.5 million for our common stock and $50.1 million to extinguish 35,000 of our convertible subordinated notes that were issued in 2005. For the nine months ended September 30, 2009 and 2008 we repurchased 2.5 million shares and 10.7 million shares at a cost of $85.0 million and $300.1 million, respectively
In response to the uncertain economic climate and the constrained short-term credit market, in the fourth quarter of 2008 we reassessed and tightened our credit extension policy. The impact of the reassessment has resulted in the deferral of revenue in certain cases.
At September 30, 2009 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We expect to use cash, cash equivalents and investments in order to settle the 2005 Notes in early 2010. If the 2005 Notes’ conversion value exceeds $1,000 per $1,000 in principal of Notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election. Based on our closing stock price on September 30, 2009 of $38.90, the total conversion value in excess of the total principal value of the notes was $236.6 million. In addition, we evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. For example, in July 2008, we acquired certain businesses from Cable and Wireless and in December 2008 we acquired Paybox Solutions AG. We may decide to use cash and cash equivalents and investments to fund such activities in the future. In order to fund such repayments or investments we may decide to repatriate certain funds held outside the U.S. The repatriation of such funds could result in the payment of additional U.S. taxes. We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2009, we had identifiable net assets totaling $354.1 million associated with our European operations and $65.3 million associated with our Asia and Latin American operations. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange transaction exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. The principal currencies hedged during the nine months ended September 30, 2009 were the Euro, and British Pound. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management — Foreign Exchange Risk,” below.
Revaluation of cash denominated in currencies other than US dollars had a positive impact on cash of $20.3 million for the nine months ended September 30, 2009.

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions are re-measured at month-end and all forward contracts terminate at month-end with realized gains and losses included in interest expense and other, net. Forward contracts exist for a wide variety of currency pairs. The Company enters such contracts only once a month on the last day of the month. As such, there were no unrealized gains or losses on the outstanding forward contracts as of September 30, 2009. Despite our efforts to mitigate foreign currency transaction fluctuations, there can be no guarantee the impact of currency fluctuations will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities at the time of initial investment and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, with the exception of auction rate securities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses. Unrealized gains and losses were not material during the three and nine month periods ending September 30, 2009.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     Our revenues and operating results depend on the overall demand for our products and services. Our revenues for the quarter ended September 30, 2009 exceeded revenues for the quarter ended September 30, 2008 by 3 percent. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.) we may be unable to maintain revenue growth. The ongoing worldwide recession, weakness in the credit markets and significant liquidity problems for the financial services industry may also adversely impact our revenues. While we have not noted significant change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry, including from consolidation in the financial services industry, would adversely affect our revenues and operating results. In light of the difficult economic and business environment, we are acting to conservatively manage our expenses in an effort to maintain or expand our financial performance. If the worldwide recession continues or worsens, these efforts many not be successful and our financial results could be materially weaker than forecast.
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
     We do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of September 30, 2009, we had approximately $529.9 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. Purchased intangible assets, such as purchased technology and trade names, are also subject to similar impairment testing. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
     As of September 30, 2009, we had an aggregate par value of $28.9 million invested in six auction rate securities, or ARS. The underlying collateral of the ARS we hold consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. As of September 30, 2009, the fair value of these ARS totaled $12.9 million.
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
     In April 2009, the FASB amended existing guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. The amendments are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the amendments did not have a material impact on our financial position, results of operations, or cash flows.
     In April 2009, the FASB amended existing guidance to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The amendments also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Upon adoption of the amendments on April 1, 2009, the Company recorded a cumulative accounting change to reclassify noncredit impairments previously recognized in earnings. The effect of such change increased retained earnings $6.7 million and decreased accumulated other comprehensive income $6.7 million.
Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
     Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $120 million through September 30, 2009. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
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
     We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the third quarter of 2009, revenues outside North America represented 50 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including:
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
We are subject to risks related to the terms of our 1.75% Convertible Subordinated Notes and our 3.50% Convertible Senior Notes
     In February 2005 we issued $460 million in convertible subordinated notes, or the convertible subordinated notes, in a private offering to qualified institutional buyers. In August 2009 we issued $400 million in convertible senior notes, or the convertible senior notes, in a private placement to qualified institutional buyers. The convertible subordinated notes bear a stated interest rate of 1.75% and are subordinated to all of our future unsubordinated indebtedness. The convertible senior notes bear a stated interest rate of 3.50% and are our general unsubordinated unsecured obligations, are senior to the convertible senior notes and will rank equally with all future unsubordinated indebtedness. The convertible subordinated notes mature in February 2025 unless earlier redeemed by us at our option, or converted or put to us by the holders of the convertible subordinated notes. The convertible senior notes mature in August 2029 unless earlier redeemed by us at our option, or converted or put to us by the holders of the convertible senior notes. We may redeem all or a portion of the convertible subordinated notes at par on and after March 1, 2010. The holders may require that we repurchase convertible subordinated notes at par on February 22, 2010, February 22, 2015 and February 22, 2020. We may redeem all or a portion of the convertible senior notes at par on and after August 14, 2014. The holders may require that we repurchase convertible senior notes at par on August 15, 2014, August 15, 2019 and August 14, 2024.
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
     The holders may convert the convertible subordinated notes or the convertible senior notes, as applicable, into the right to receive the conversion value (described below) (i) when, for the convertible subordinated notes, our stock price exceeds 130% of the $24.99 per share adjusted conversion price (equal to approximately $32.49 per share), and for the convertible senior notes, our stock price exceeds 130% of the $47.88 per share conversion price (equal to approximately $62.24 per share) for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (ii) in certain change in control transactions, (iii) if the convertible subordinated notes or convertible senior notes, as applicable, are redeemed by us, (iv) in certain specified corporate transactions, and (v) when the trading price of the convertible subordinated notes or convertible senior notes, as applicable, does not exceed a minimum price level.
     During the three months ended September 30, 2009, our stock price exceeded 130% of the $24.99 per share adjusted conversion price for our convertible subordinated notes for the required specified time. As such, the convertible subordinated notes are convertible during the fourth quarter of 2009. For each $1,000 principal amount of convertible subordinated notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of convertible subordinated notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.
     During the current quarter and in any subsequent fiscal quarter when our stock price exceeds 130% of the $24.99 per share adjusted conversion price for the specified period or the convertible subordinated notes are otherwise convertible under the convertible subordinated notes’ terms, and the holders of the convertible subordinated notes elect to convert the convertible subordinated notes, we will be required to repay up to all of the convertible subordinated notes’ principal amount in cash and must pay cash, stock or a combination of cash and stock, the amount by which the converted convertible subordinated notes exceed the principal amount of the convertible subordinated notes. Additionally, in any fiscal quarter when our stock price exceeds 130% of the $47.88 per share conversion price for the specified period or the convertible senior notes are otherwise convertible under the convertible senior notes’ terms, and the holders of the convertible senior notes elect to convert the convertible senior notes, we will be required to repay up to all of the convertible senior notes’ $400 million in principal amount in cash and must pay cash, stock or a combination of cash and stock, the amount by which the converted convertible senior notes exceed the principal amount of the convertible senior notes.
     At the time of such conversion of the convertible subordinated notes and/or the convertible senior notes we may have insufficient financial resources or may be unable to arrange financing to pay for the conversion value of all convertible subordinated notes and/or the convertible senior notes tendered for conversion. Additionally, if the holders of the convertible subordinated notes exercise their right to have us repurchase the convertible subordinated notes at par on February 22, 2010, at that time we may have insufficient financial resources or may be unable to arrange financing to pay for par value of all convertible subordinated notes tendered for repurchase.
     The conversion feature of the convertible subordinated notes also serves to reduce our diluted net income per share. In periods when our stock price exceeds the convertible subordinated notes’ $24.99 per share adjusted conversion price, we must include the shares that may be issued to the holders of the convertible subordinated notes in the shares included in our diluted net income per share. If in future periods, our stock price exceeds the convertible senior notes’ $47.88 per share conversion price we will experience dilution to our net income per share attributable to the conversion feature of the convertible senior notes. The reduction in our diluted earnings per share attributable to shares associated with the conversion of either the convertible subordinated notes and/or the convertible senior notes may adversely impact the market price of our common stock.
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

     We receive significant tax benefits related to undistributed earnings by our international operations. These benefits are contingent upon existing tax regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. We have provided for appropriate local foreign taxes on these undistributed earnings, but have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of a portion of undistributed earnings of foreign subsidiaries. The current administration is considering several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. These changes have been proposed to be effective beginning January 1, 2011. If enacted, these proposals could increase our tax expense and cash required for tax liabilities.
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
     As of September 30, 2009, we had identified net assets totaling $354.1 million associated with our Europe, Middle East and Africa, or EMEA, operations, and $65.3 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
     Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Footnote 7 in the Notes to the Condensed Consolidated Financial Statements, for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent on which the claim is based. The court ruled that TeliaSonera does own the patent. Sybase has appealed that ruling. In February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing (although Ablaise later withdrew that charge as to one of the two). Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are or were based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. That matter has been stayed by the court until the first to occur of resolution of an ex parte reexamination proceeding in the Patent and Trademark Office, filed by an anonymous party that seeks to invalidate the disputed patent, or until the disputed patent is declared invalid by a District of Columbia court handling litigation of the same patent between Ablaise and Dow Jones. In November 2008, Sybase and co-defendant Informatica Corporation were sued by Data Retrieval LLC for alleged infringement by Sybase’s ETL component of Data Integration Suite of U.S. Patents #6,026,392 and 6,631,382, (both entitled “Data Retrieval Method and Apparatus with Multiple Source Capability”). In April 2009, Backweb Technologies, Ltd. filed a first amended complaint adding Sybase and iAnywhere to a lawsuit already filed against Microsoft Corporation in March 2009. On July 22, 2009, Backweb filed a second amended complaint adding Symatec Corporation as a defendant. The complaint alleges that SQL Anywhere, the Sybase Unwired Enterprise Platform, Afaria and Mobile Office infringe Backweb’s U.S. patents #5,913,040, 6,317,789 and 6,539,429 (all entitled “Method and Apparatus for Transmitting and Displaying Information Between a Remote Network and a Local Computer”) (collectively the “Transparent Update Patents”); that Symantec’s Altiris Software Delivery Solution and Altiris Client Management Suite infringe the Transparent Update Patents; and that Microsoft’s Background Intelligent Transfer Service, or BITS, also infringe the Transparent Update Patents as well as a fourth patent. The Backweb matter has been settled for a confidential amount. In addition, Sybase from time to time receives indemnity demands from customers involved in patent litigation.
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
     When Sybase 365 delivers mobile messages on behalf of content owners into our network of wireless carriers, we are subject to legal, regulatory and wireless carrier requirements governing, among other things, the nature of content delivered, as well as necessary notice and disclosure to, and consent from, consumers receiving mobile messages. Even though we do not create or control the content delivered over our network, if we are unable to effectively prevent or detect violations of legal, regulatory or wireless carrier requirements, or otherwise unable to mitigate the effect of these violations, we may be subject to fines or the suspension or termination of some or all of our wireless carrier connections or telecommunications licenses in one or more territories which could materially and adversely affect our business and results of operation. Such suspension or termination may also result in loss of current and potential customers and expose us to potential customer liability. Also, we cannot predict when, or upon what terms and conditions, future regulation might occur or the effect regulation may have on our business or our markets, including possible future regulations that could regulate the pricing of mobile messaging or other services we provide.
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
     In May 2008, the Financial Accounting Standards Board, or FASB, amended existing guidance pertaining to convertible debt. The amendments require issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments and became effective January 1, 2009. Retrospective adoption is required. As a result, interest expense is retrospectively imputed and recognized based upon the issuer’s nonconvertible debt borrowing rate, which results in lower net income. Our convertible subordinated notes with a stated interest rate of 1.75% due 2025 issued in February 2005 and our convertible senior notes with an interest rate of 3.50% due 2029 issued in August 2009 are both subject to the amendments. Prior to the amendments, the guidance provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon adoption of the amendments on January 1, 2009, we recorded a debt discount, which is amortized to interest expense through February 22, 2010, representing the first date on which holders of the convertible subordinated notes may require us to repurchase all or a portion of their notes. In addition, we retrospectively recorded a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively relating to the convertible subordinated notes. This resulted in a retrospective noncash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the convertible subordinated notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million. The carrying amount of the convertible senior notes reflects a discount of $75.5 million on the date of issuance, with an offsetting increase in additional paid-in capital of $46.5 million and deferred tax liability of $29.0 million.
     In April 2009, the FASB amended existing guidance to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The amendments also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The amendments are effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of the amendments on April 1, 2009, we recorded a cumulative accounting change which increased retained earnings by $6.7 million and decreased accumulated other comprehensive income by $6.7 million.
     In May 2009, the FASB amended existing guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments also require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments are effective for interim and annual periods ending after June 15, 2009. The adoption of the amendments did not have a material impact on our financial position, results of operations, or cash flows. In future periods, the adoption of this amendment could result in material differences between the financial results when we release our quarterly earnings press release and the financial results that are subsequently filed with the SEC in our quarterly or annual report. If any such material difference were to occur, this could adversely impact the price of our common stock.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2009, we made the following repurchases of our Common Stock:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total		Number (or
			Number of		Approximate
			Shares (or		Dollar Value)
			Units)		of Shares (or
	(a) Total		Purchased as		Units) that May
	Number of	(b) Average	Part of Publicly		Yet Be
	Shares (or	Price Paid per	Announced		Purchased
Period	Units)	Share (or Unit)	Plans or		Under the Plans
(2009)	Purchased (#)	($)	Programs (#)		or Programs ($)
July 1 — 31	1,973,500	$35.47		1,973,500	$92,403,000
August 1 — 31	—	—	—	—	—
September 1 — 30	—	—	—	—	—

Total	1,973,500	$35.47		1,973,500	$92,403,000

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

November 6, 2009		SYBASE, INC.
	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ KEITH JENSEN
Keith Jensen
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sybase, Inc. Amended and Restated 2003 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002