Form 10-K
period 2009-12-31
SYBASE INC
filed 2010-02-26
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐ No ☑
     As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,483,074,550 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2010

Common Stock, $.001 par value per share	82,368,556 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2009 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2010 (Proxy Statement)	Part III

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include global economic and credit market conditions; software industry sales trends; customers willingness to renew their technical support agreements; pricing pressure in the mobile messaging market; market acceptance of the Company’s products and services; possible disruptive effects of organizational or personnel changes; shifts in our business strategy; interoperability of our products with other software or messaging products; the impact fluctuations in the price of our common stock have on the financial statements due to our convertible debt instruments system failures or other issues that impact our ability to deliver mobile messages; the success of certain business combinations engaged in by us or by competitors; political unrest or acts of war; customer and industry analyst perception of the Company and its technology vision and future prospects; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and “MD&A — Future Operating Results,” Part II, Item 7 of this Annual Report on Form 10-K.
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
Sybase, Adaptive Server Enterprise, Afaria, Avaki, AvantGo, Extended Systems, Financial Fusion, iAnywhere, iAnywhere Solutions, iAnywhere Mobile Office, Mobile 365, PowerBuilder, PowerDesigner, RAP — The Trading Edition, Replication Server, SQL Anywhere, Sybase 365, , XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I
ITEM 1. BUSINESS
With 2009 annual revenue exceeding $1.1 billion dollars, Sybase is a global enterprise software and services company exclusively focused on managing and mobilizing information. With our global solutions, enterprises can extend their information securely and make it useful for people anywhere using any device. Sybase’s vision is to enable the Unwired Enterprise, where business-critical information can be securely moved back and forth from the data center to the end device, and delivered to the right person anytime, anywhere. Sybase solutions, combined with our global access and network, allow enterprises unparalleled reach to a broad base of users and subscribers.
Sybase delivers mission-critical enterprise software and services to manage, analyze and mobilize information. We are globally recognized as a performance leader, proven in data-intensive industries and across a wide range of systems, networks and devices.
Sybase was founded and incorporated in California on November 15, 1984, and was re-incorporated in Delaware on July 1, 1991.
During 2009, our business was organized into three principal operating segments, Infrastructure Platform Group (IPG), iAnywhere Solutions (iAS) and Sybase 365 (Sybase 365). Below is a brief description of the business of each division.
Infrastructure Platform Group (IPG) solutions address the challenge of how organizations manage their strategic data assets and extract business value from that data. IPG offers two lines of enterprise class data servers: Adaptive Server® Enterprise (ASE) a relational database management system for mission-critical transactions and Sybase IQ, a specialized column-based analytics server for business intelligence applications such as accelerated reporting, advanced analytics and analytics services. IPG also produces solutions for data movement including the Sybase Replication Server® for disaster recovery. IPG products also include PowerDesigner®, a leading modeling tool, and PowerBuilder®, a leading Rapid Application Development (RAD) tool. IPG also offers vertical information management solutions for financial services. Sybase RAP – The Trading Edition is a unified market analytics platform that lets capital markets firms make better trading and portfolio decisions across the trade lifecycle. During 2009, the products of IPG accounted for approximately 73 percent of our license revenue.
iAnywhere Solutions (iAS) enable enterprises to deliver greater productivity to the front lines of business. iAS holds worldwide market leadership positions in mobile device management, wireless email, mobile middleware platforms, database and synchronization, and Bluetooth and infrared protocol technologies. Tens of millions of mobile devices, millions of end users, and 20,000 customers and partners rely on iAS’s “Always Available” technologies, including Sybase Unwired Platform, SQL Anywhere®, Afaria® and iAnywhere Mobile Office. The products of iAS accounted for approximately 27 percent of our license revenue in 2009.
Sybase 365 is a global leader in enabling mobile information and mCommerce services for mobile operators, financial institutions and enterprises. We deliver advanced mobile services to our customers by addressing the inherent complexities of the wireless ecosystem: incompatible networks, messaging protocols, handsets, and billing systems. Sybase 365 provides our customers with a wide offering in Short Messaging Service (SMS), Multimedia Messaging Service (MMS), GPRS Roaming Exchange (GRX), and Internet Protocol Exchange (IPX) interoperability to enable both person-to-person messaging as well as application-to-person messaging, or application messaging. We also provide end-to-end mobile commerce solutions (mBanking, mPayments, mRemittance), mobile CRM, mobile marketing and content delivery services. Sybase 365 processed over 380 billion messages in 2009, with reach to 850 operators and 4 billion subscribers around the world.
A summary of financial results for these divisions is found in Note Twelve – “Segment and Geographical Information” in the Notes to the Consolidated Financial Statements, Part II, Item 8.

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
CUSTOMERS
Our customers are primarily Fortune 1000 companies in North America and their equivalents around the globe. No single customer accounted for more than 10 percent of total revenues during 2009, 2008 or 2007. In 2009 our customers included:
•	A Fortune 500 global telecommunications company uses Sybase IQ and PowerDesigner for its performance management and reporting infrastructure. Supporting worldwide business units, the efficient system provides trend analysis, and network and services reporting via desktop or browser-based access. The Sybase solution provides a cost-effective way to get critical insight into business unit performance at multiple levels.

•	Exemplifying the Unwired Enterprise, a financial services customer uses Sybase data management and analytics solutions, recently purchasing ASE Cluster Edition, to assure high availability for its global trading system. Using complementary Sybase enterprise mobility solutions, the bank’s management team accesses critical internal applications via iPhones.

•	A world leader in the manufacture of consumer goods leverages the Sybase Unwired Platform (SUP) software to expand mobile applications throughout the organization. The Sybase solution provides a unified enterprise mobility platform that reduces the cost of development, deployment, and management to an affordable level. The company is also able to satisfy more internal and external customers by providing increased device flexibility and access to a greater number of enterprise applications.

•	A leading wireless carrier partnered with Sybase to provide a managed mobility service to simplify the deployment and ongoing support of mobile workforces. Utilizing Sybase’s enterprise device management platform, this service is a single solution to support all mobile carriers and wireless services. It enables enterprises to control telecommunication operating costs while ensuring compliance with corporate security mandates, management directives and telecommunications policies.

•	A global leader in money transfer uses Sybase 365 mobile messaging and mCommerce services to provide money transfer confirmations and send promotional offers and coupons via SMS. Available across multiple countries, the services allow the company to inexpensively expand to a large population of under-served customers.

PRODUCTS AND SERVICES
Sybase offers products in several license models, including on-premise licenses, licenses for embedded solutions, and for partner-hosted services suitable for cloud, grid or software-as-a-service (SaaS) environments. Sybase offers hosted messaging services through Sybase 365. On-premise license products are available on hardware platforms manufactured by Dell, Hewlett-Packard, IBM, Sun Microsystems, and others and are available for a wide range of operating systems including various UNIX environments, Windows, and Linux. A description of our principal products and service offerings follows:
Infrastructure Platform Group (IPG)
Sybase Adaptive Server Enterprise (ASE) is a powerful data management platform for high performance business applications especially in large database, high-transaction, mission-critical environments. Sybase ASE combines a low total cost of ownership with excellent reliability, security, and scalability. ASE key features include patented encryption, partitioning technology, patent-pending query technology for “smarter” transactions and continuous availability in clustered environments. With the addition of in-memory databases technology with ASE 15.5, Sybase enables data virtualization and scaling critical to meeting the needs of high data volume and high concurrent user organizations, whether deployed in public cloud or private data center environments.
Sybase IQ is a highly optimized analytics server, designed specifically to deliver faster results for mission-critical business intelligence, analytics, data warehousing and reporting solutions. Sybase IQ delivers fast query performance and storage efficiency for structured and unstructured data, making it ideal for both datamarts and enterprise data warehouse implementations. Sybase IQ, with its patented columnar data storage structure, combines speed and agility with low total-cost-of-ownership, enabling enterprises to perform analysis and reporting.
Sybase RAP – The Trading Edition™ is a unified market analytics platform that lets financial services firms make safer, better trading and portfolio decisions across the trading lifecycle. From better model development to real-time trade and risk analytics to multi-year historical quantitative analysis, Sybase RAP – The Trading Edition is optimized to support demanding analytics requirements. By providing a single platform for shared access to common data needed by multiple user communities – including quantitative analysts, traders, and risk managers – Sybase RAP – The Trading Edition enables a common view and accelerates data availability.
Sybase Replication Server moves and synchronizes data in real time allowing companies to gain better use of data trapped in application silos and to create reports without impacting operational systems. Replication Server is adopted by many Fortune 1000 companies for simplified data movement and synchronization across the enterprise. It allows database administrators to quickly setup redundant disaster recovery sites and to distribute, consolidate and synchronize data across multiple platforms, including Sybase ASE, Oracle, IBM DB2 and Microsoft SQL Server.
Sybase PowerDesigner is a leading data-modeling and application design tool for enterprises that need to build or re-engineer applications quickly and cost-effectively. Sybase PowerDesigner’s unique Link and Sync technology makes it an effective solution for enterprise architecture and business transformation.
Sybase PowerBuilder is an industry-leading rapid application development (RAD) tool that increases developer productivity through tight integration of design, modeling, development, and management for a variety of platforms.
iAnywhere Solutions (iAS)
Sybase Unwired Platform is a mobile enterprise application platform that reduces a company’s cost of enabling strategic mobile deployments. It simplifies the development, deployment and management of mobile enterprise applications, while addressing the difficult mobile application challenges of back office integration, secure access for mobile devices into the enterprise, reliable push and data synchronization, and support for multiple device types.

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
Afaria is mobile management software that allows companies to centrally manage and secure devices used by mobile workers. Afaria helps companies provision, configure, and secure devices, as well as deploy and manage software, content and data throughout the device life cycle. Afaria supports a broad range of mobile devices, including handhelds, smartphones, laptops and tablets.
iAnywhere Mobile Office lets enterprises securely extend personal information management (PIM), email and business processes to mobile workers. It combines infrastructure support with enhanced on-device security, usability and performance. iAnywhere Mobile Office offers key features for a company’s “mobile inbox of the future,” that enables the ability to take action on time-sensitive business processes, such as approving purchase orders or submitting reports, all through a single, secure mobile email client.
Advantage Database is a full-featured, easily embedded, high performance client/server database ideal for small and medium-sized environments. It is unique among the Sybase database offerings because its features also provide a growth path from legacy database applications written in languages like Delphi and FoxPro to today’s modern techniques.
Mobile Device Solutions are standards-based software development kits for implementing protocol stack technologies for infrared, Bluetooth, data synchronization and device management.
Sybase 365
Operator Services are focused on SMS, MMS, GRX and IPX messaging interoperability between mobile operators worldwide. Messages are delivered through a secure operator-grade messaging platform, with advanced protocol conversion, routing, queuing, and transcoding capabilities. The interoperability service reaches 850 mobile operators, with over 300 direct two-way SMS destinations – greatly simplifying the deployment and delivery of inter-operator messaging over incompatible networks, protocol stacks, and handsets. Services include traffic analysis and detailed reporting and statistics.
Enterprise Services provide mobile services for enterprises, brands, and content providers, enabling customers to monetize premium mobile content and deliver interactive services, mobile CRM, mobile advertising and mobile marketing campaigns globally. A high volume delivery infrastructure ensures messages, content and applications get delivered by SMS and MMS regardless of their final destination. Services include MMS 365, content delivery gateway to send and receive MMS from multiple sources; application and content management, mobile advertising services, global billing, settlement, reporting and analysis.
mCommerce Services provide an end-to-end platform covering mBanking, mPayments, mRemittance, to both developed and emerging markets. Coupled with our leading messaging platform and global reach (SMS, MMS) we are well-positioned to enable mobile operators, financial institutions, and enterprises to realize the potential of mCommerce.
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

Generally, customers can choose technical support programs that best suit their business needs. Support programs include updates and new version releases that become available during the support period and are generally priced on a percentage of net license fee basis.
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
The vast majority of our support revenue comes from these Standard and Enterprise support plans. In addition to these support offerings, we also offer some support services options geared towards both Patners and End-users primarily for designated workplace level and tools products and certain iAS products. These services are priced on a flat-fee annual basis with updates and new version releases available for purchase separately for an additional fee.
Sybase 365 operates two 24x7x365 Network Operations Centers (NOCs), one in Singapore and the other in the United States. The NOCs monitor our messaging service infrastructure, direct and monitor global maintenance and repair activities, and provide direct technical support to our customers. Additionally, Sybase provides 24x7x365 customer care through two facilities, one in Dublin, Ireland and one in Mumbai, India that support customer requests and services inquiries in 6 languages (English, French, Italian, Spanish, German and Mandarin).
Consulting. The Sybase Professional Services (SPS) organization offers customers comprehensive consulting, education and integration services designed to optimize their business solutions using Sybase IPG, iAS, Sybase 365 mCommerce and non-Sybase products. Service offerings most often include assistance with data and system migration, data base or system administration services, and performance enhancements. In much less common instances the service offerings may include implementation of our software.
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
SALES AND DISTRIBUTION
Licensing and Services Model. Consistent with software industry practice, we do not sell or transfer title to our IPG and iAS software products to our customers. Instead, customers generally purchase non-exclusive, non-transferable perpetual licenses in exchange for a fee that varies depending on the mix of products and services, the number and type of users, the number of servers and/or cpu’s, and the type of operating system. License fees range from several hundred dollars for single user desktop products to several million dollars for solutions that can support hundreds or thousands of users. We also license many of our products for use in connection with customer applications on the Internet. Our products and services are offered in a wide variety of configurations depending on each customer’s needs and hardware environment. In the case of Sybase 365, we sell hosted, turn-key messaging solutions where revenue is generated primarily on a per message or transactional basis.
Distribution Method. Sybase products and services are sold through our direct sales organizations and our indirect IPG and iAS sales channels. “Indirect sales channels” include value added resellers (VARs), systems integrators (SIs), original equipment manufacturers (OEMs) and international distributors and resellers.
International Business. In 2009, 48 percent of our total revenues were from operations outside North America, with operations in EMEA (Europe, Middle East and Africa) accounting for 34 percent, and operations in our Intercontinental region (Asia Pacific and Latin America) accounting for 14 percent. Most of our international sales are made by our foreign subsidiaries. However, certain sales are made in international markets from the United States. We also license our IPG and iAS products through distributors and other resellers throughout the world. A summary of our geographical revenues is set forth in “MD&A — Geographical Revenues,” Part II, Item 7, and Note Twelve – “Segment and Geographical Information” in the Notes to the Consolidated Financial Statements, Part II, Item 8. For a discussion of the risks associated with our foreign operations, see “Risk Factors – Future Operating Results – We are subject to risks arising from our international operations,” Part I, Item 1 (A).
INTELLECTUAL PROPERTY RIGHTS
We rely on a combination of trade secret, copyright, patent and trademark laws, as well as contractual terms, to protect our intellectual property rights. As of December 31, 2009, we had 193 issued patents (159 U.S. and 34 non-U.S.) that expire approximately 20 years from the date they were filed. These patents cover various aspects of our technology. We believe that our patents and other intellectual property rights have value. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide us with significant competitive advantage. For a discussion of additional risks associated with our intellectual property, see “Risk Factors – Future Operating Results – Insufficient protection for our intellectual property rights may have a material adverse affect on our results of operations or our ability to compete” and “If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete,” Part I, Item 1(A).
RESEARCH AND DEVELOPMENT
Since inception, we have made substantial investments in software research and product development. We believe that timely development of new products and enhancements to our existing products is essential to maintaining a strong position in our market. During 2009, our investment in research and product development generated expenses of $138.1 million, or 12 percent of our total revenue. These amounts compared to $146.9 million and 13 percent in 2008 and $152.6 million and 15 percent in 2007. In addition, our capitalized software costs were $46.2 million and $50.7 million in 2009 and 2008, respectively. We intend to continue to invest heavily in these areas. However, future operations could be affected if we fail to timely enhance existing products or introduce new products to meet customer demands. For a further discussion of the risks associated with product development, see “Risk Factors – Future Operating Results – The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position” and “We may not receive significant revenues from our current research and development efforts for several years, if at all,” Part I, Item 1(A).
COMPETITION
The market for our products and services is extremely competitive due to various factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and the trend toward consolidation of companies within the telecommunications and software industries.
Principal competitors to our Information Management Products include Oracle, IBM and Microsoft. We also compete with specialized vendors such as Teradata, Netezza, and Vertica in data warehousing; and CA, Inc. in modeling.
Principal competitors to iAS vary by product type.
Mobile and Embedded Database Products. Principal competitors to our mobile and embedded database products include Pervasive Software, Progress Software, Intersystems, IBM and Oracle.
Mobile Middleware and Device Management Products. Principal competitors to our mobile middleware, including device management and security products, including Microsoft, IBM, and a host of numerous small vendors.
Principal competitors to Sybase 365 vary by service.

Operator Services. Principal competitors to our interoperability services include, Syniverse, Aicent, Iris and Belgacom. While the industry is highly competitive, we and others may “peer” from time to time in order to provide more ubiquitous coverage to our customers.
Enterprise Services. Principal regional competitors to our content aggregation and enterprise messaging services include mBlox, NetSize, Syniverse and OpenMarket.
mCommerce Services. While no other vendor can offer an end-to-end solution for mBanking, mPayments, mRemittance on a global scale, in both developed and emerging markets, principal in-region competitors, include Clairmail, mFoundary, mShift, Firethorn, Monetize and Yodlee.
We believe that we compete favorably against our competitors in each of these areas. However, some of our competitors have longer operating histories, greater name recognition, stronger relationships with partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets. For a discussion of certain risks associated with competition, see “Risk Factors – Future Operating Results – Industry consolidation and other competitive pressures could affect prices or demand for our products and services, and our business may be adversely affected,” Part I, Item 1(A).
EMPLOYEES
As of February 1, 2010, Sybase and its subsidiaries had approximately 3,819 regular employees. For information regarding our executive officers, see “Directors, Executive Officers of Registrant and Corporate Governance,” Part III, Item 10.
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
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, particularly our new software license revenues, and our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no software license backlog, and quarterly license revenues for our IPG and iAS businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. Although many of our customers are larger enterprises, a trend toward more conservative IT spending and continued weakness in the economic and capital markets could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected.
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
In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. Our financial forecasts are based on aggregated internal sales forecasts which may incorrectly assess our ability to complete sales within the forecast period, due to competitive pressures, economic conditions or reduced information technology spending. In our past experience IPG and iAS revenues in the fourth quarter benefit from the annual renewal of maintenance and support contracts by large enterprise customers or such customers placing orders before the expiration of budgets tied to the calendar year. In the fourth quarter of 2009 we experienced a minimal amount of transactions attributable to large enterprise customers placing orders before budgets expired. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuations in our operating results may contribute to volatility in our stock price.
Economic and credit market conditions in the U.S. and worldwide could adversely affect our revenues.
Our revenues and operating results depend on the overall demand for our products and services. If the U.S. and worldwide economies do not grow or weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.) we may be unable to maintain revenue growth. If the worldwide recession worsens our financial results could be materially weaker than forecast. While we have not noted significant change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry, including from consolidation in the financial services industry, would adversely affect our revenues and operating results.
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
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market and changes in customer IT spending habits. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger technology companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. For example, Oracle recently completed its acquisition of Sun Microsystems, a large technology company which operates in the hardware and software industries. We have not seen an immediate impact from this transaction on our business but are monitoring its long term impact This transaction and other future hardware or software acquisitions by larger technology companies could pose a significant competitive disadvantage to us. In particular, the significant purchasing and market power of larger companies may subject us to increased pricing pressures. Many of our competitors have greater financial, technical, sales and marketing resources, and a larger installed customer base than us. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must develop and promote new products and solutions, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.
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
We do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of December 31, 2009, we had approximately $532.4 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. Purchased indefinite lived intangible assets, such as purchased technology and trade names, are also subject to similar impairment testing. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
We currently derive a significant portion of our overall revenues from technical support services, which are included in service revenues. The terms of our standard software license arrangements provide for the payment of license fees and prepayment of first-year technical support fees. Support is renewable annually at the option of the end user. We have experienced increasing pricing pressure from customers when purchasing or renewing technical support agreements and the current economic and credit environment may cause further increased pricing pressure from customers. This pressure may result us reducing support fees or in lost support fees if we refuse to reduce our pricing, either of which could result in reduced revenue. If our existing customers cancel or fail to renew their technical support agreements, or if we are unable to generate additional support fees through the license of new products to existing or new customers, our business and future operating results could be adversely affected.
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
If our customers decide for any reason not to continue to purchase services from us at current levels or at current prices, to terminate their contracts with us or not to renew their contracts with us, our messaging revenues and margins would decline. Additionally, a limited number of customers provide most of our messaging revenue and if they terminate their contracts with us, do not renew their contracts, or renegotiate their contracts in a way that is unfavorable to us, our messaging revenue and/or margin could be adversely impacted.
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
As of December 31, 2009, we had an aggregate par value of $28.9 million invested in six auction rate securities, or ARS. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. As of December 31, 2009, the fair value of these ARS totaled $13.3 million.
The credit, capital and mortgage markets have significantly deteriorated in the past few years. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional ratings downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.
In April 2009, the FASB amended existing guidance to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.. Upon adoption of the amendments on April 1, 2009, the Company recorded a cumulative accounting change to reclassify noncredit impairments previously recognized in earnings. The effect of such change increased retained earnings $6.7 million and decreased accumulated other comprehensive income $6.7 million.
Restructuring activities and reorganizations in our sales model or business units may not succeed in increasing revenues and operating results.
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $121.0 million through December 31, 2009. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. Our operations have evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. In January 2009 we integrated the product marketing groups for IPG, iAS and Sybase 365 into our Worldwide Marketing Operations under the leadership of Raj Nathan. At that time we commenced the integration of certain back office functions in order to reduce overlap between business operations. In January 2010 we integrated the iAS engineering team into our IPG engineering team. Other organizational changes in our business could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.

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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In 2009, revenues outside North America represented 48 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including:
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
In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. International laws and regulations include data privacy and protection requirements, labor laws, tax laws, anti-competition regulations, import and export requirements, the regulation of application messaging premium services and local laws which prohibit corrupt payments to governmental officials. U.S. laws and regulations applicable to international operations include the Foreign Corrupt Practices Act and export control laws. Our mobile commerce efforts, including our acquisition of paybox Solutions AG present additional risks, including the potential for compliance with international banking and/or funds transfer regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our ability to attract and retain employees, our business and our operating results.
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
We are subject to risks related to the terms of our 1.75% Convertible Subordinated Notes and our 3.50% Convertible Senior Notes
In February 2005 we issued $460.0 million in convertible subordinated notes, or the 2005 Notes and in August 2009 we issued $400.0 million in convertible senior notes, or the 2009 Notes. The 2005 Notes bear a stated interest rate of 1.75% and are subordinated to all of our future unsubordinated indebtedness. The 2009 Notes bear a stated interest rate of 3.50% and are general unsubordinated unsecured obligations, are senior to the 2005 Notes and will rank equally with all future unsubordinated indebtedness.
On February 1, 2010, we announced that we will repurchase the remaining outstanding 2005 Notes totaling $413.7 on March 3, 2010. The holders of these notes may elect to convert their notes prior to March 3, 2010. See Note Fifteen — “Subsequent Events” in the Notes to the Consolidated Financial Statements, Part II, Item 8 for a discussion of the redemption of the 2005 Notes.
The 2009 Notes mature in August 2029 unless earlier redeemed by us at our option, or converted or put to us by their holders. We may redeem all or a portion of the 2009 Notes at par on and after August 14, 2014. The holders may require that we repurchase the 2009 Notes at par on August 15, 2014, August 15, 2019 and August 14, 2024.
The holders may convert the 2009 Notes, into the right to receive the conversion value (described below) (i) when our stock price exceeds 130% of the $47.88 per share conversion price (equal to approximately $62.24 per share) for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or upon the occurrence of a change in control and certain other corporate events.
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
Similarly, for each $1,000 principal amount of 2009 Notes, the conversion value represents the amount equal to 20.8836 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of 2009 Notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election.

At the time of such conversion or any redemption of the notes we may have insufficient financial resources or may be unable to arrange financing to pay for the conversion value of all notes tendered for conversion. Our reduced cash balance following conversion or redemption of either the 2005 or 2009 Notes may adversely impact our financial flexibility and our ability to pursue strategic investments.
The conversion feature of the convertible notes may also serve to reduce our diluted net income per share. In periods when our stock price exceeds the 2005 Notes’ $24.99 per share adjusted conversion price, we must include the shares that may be issued to the holders of the 2005 Notes in the shares included in our diluted net income per share. If in future periods, our stock price exceeds the 2009 notes’ $47.88 per share conversion price we will experience dilution to our net income per share attributable to the conversion feature of the 2009 notes. The reduction in our diluted earnings per share attributable to shares associated with the conversion of either the 2005 or 2009 notes may adversely impact the market price of our common stock.
Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. This resulted in increases in previously reported and future interest expense and reductions in our net income in prior and future years. See Note One – “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, Part II, Item 8 for discussion of the accounting rule changes and a table reconciling the previously reported results to the retrospectively adjusted results.
Unanticipated changes in our tax rates could affect our future financial results.
Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our earnings, or by changes in tax laws, tax rate, or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
We receive significant tax benefits related to undistributed earnings by our international operations. These benefits are contingent upon existing tax regulations in the United States and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits. We have provided for appropriate local foreign taxes on these undistributed earnings, but have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of a portion of undistributed earnings of foreign subsidiaries. The current administration is considering several proposals to change United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our future unrepatriated earnings. These changes have been proposed to be effective beginning January 1, 2011. If enacted, these proposals could increase our tax expense and cash required for tax liabilities.
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
Due to the significance of our business conducted in currencies other than the U.S. dollar, our results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates, even though we take into account changes in exchange rates over time in our pricing strategy. In late

2008 in connection with disruptions in the worldwide credit markets, the U.S. dollar rapidly strengthened against certain currencies, including the Euro and British Pound. Future rapid fluctuations in foreign currency exchange rates may materially and adversely affect our operating results.
As of December 31, 2009, we had identified net assets totaling $379.5 million associated with our Europe, Middle East and Africa, or EMEA, operations, and $72.3 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Note Fourteen – “Litigation” in the Notes to the Consolidated Financial Statements, Part II, Item 8 for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent on which the claim is based. The court ruled that TeliaSonera does own the patent. Sybase has appealed that ruling. In February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing (although Ablaise later withdrew that charge as to one of the two). Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are or were based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. That matter has been stayed by the court until the first to occur of resolution of an ex parte reexamination proceeding in the Patent and Trademark Office, filed by an anonymous party that seeks to invalidate the disputed patent, or until the disputed patent is declared invalid by a District of Columbia court handling litigation of the same patent between Ablaise and Dow Jones. In November 2008, Sybase and co-defendant Informatica Corporation were sued by Data Retrieval LLC for alleged infringement by Sybase’s ETL component of Data Integration Suite of U.S. Patents #6,026,392 and 6,631,382, (both entitled “Data Retrieval Method and Apparatus with Multiple Source Capability”). In April 2009, Backweb Technologies, Ltd. filed a first amended complaint adding Sybase and iAnywhere to a lawsuit already filed against Microsoft Corporation in March 2009. On July 22, 2009, Backweb filed a second amended complaint adding Symatec Corporation as a defendant. The complaint alleges that SQL Anywhere, the Sybase Unwired Enterprise Platform, Afaria and Mobile Office infringe Backweb’s U.S. patents #5,913,040, 6,317,789 and 6,539,429 (all entitled “Method and Apparatus for Transmitting and Displaying Information Between a Remote Network and a Local Computer”) (collectively the “Transparent Update Patents”); that Symantec’s Altiris Software Delivery Solution and Altiris Client Management Suite infringe the Transparent Update Patents; and that Microsoft’s Background Intelligent Transfer Service, or BITS, also infringe the Transparent Update Patents as well as a fourth patent. The Backweb matter has been settled for a confidential amount. In addition, Sybase from time to time receives indemnity demands from customers involved in patent litigation.
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
In May 2008, the Financial Accounting Standards Board, or FASB, amended existing guidance pertaining to convertible debt. The amendments require issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments and became effective January 1, 2009. Retrospective adoption was required. As a result, interest expense is retrospectively imputed and recognized based upon the issuer’s nonconvertible debt borrowing rate, which results in lower net income. Our 2005 Notes with a stated interest rate of 1.75% due 2025 issued in February 2005 and our 2009 Notes with an interest rate of 3.50% due 2029 issued in August 2009 are both subject to the amendments. Prior to the amendments, the guidance provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon adoption of the amendments on January 1, 2009, we recorded a debt discount, which is amortized to interest expense through February 22, 2010, representing the first date on which holders of the 2005 Notes may require us to repurchase all or a portion of their notes. In addition, we retrospectively recorded a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively relating to the 2005 Notes. This resulted in a retrospective noncash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million. The carrying amount of the 2009 Notes reflects a discount of $75.5 million on the date of issuance, with an offsetting increase in additional paid-in capital of $46.5 million and deferred tax liability of $29.0 million.
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
Our headquarters, some of our offices, and some of our major customers’ facilities are located near major earthquake faults. We purchase earthquake insurance to offset our lease obligations at our headquarters. For our property we rely on self-insurance and preventative safety measures. We currently ship most of our products that are delivered in physical and not electronic form from our Dublin, California corporate headquarters. If a major earthquake or other natural disaster occurs, disruption of operations at that facility could directly harm our ability to record revenues for such quarter. This could, in turn, have an adverse impact on operating results.
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
We are investing resources in updating and improving our internal information technology systems. Should our investments not succeed, or if delays or other issues with a new internal technology system disrupt our operations, our business could be harmed.
We rely on our network and data center infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. We are continually investing resources to update and improve these systems and environments in order to meet the growing requirements of our business and customers. For example, in December 2009 we purchased an ERP system from SAP and intend to implement this system in 2010. The objectives of this implementation are to improve the efficiency of operations for Sybase and to reduce the number of disparate and legacy systems we use. Unsuccessful implementation of hardware or software technologies or future updates and improvements could result in disruption in our business operations, loss of revenue or damage to our reputation.
ITEM 1 (B): UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2009, our field operations, professional service organizations and subsidiaries occupied leased facilities in approximately 92 separate locations throughout North America, Latin America, Europe and the Asia Pacific region, aggregating approximately 1.5 million square feet.
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
For a further discussion of our leases, see Note Six — “Lease Obligations, Other Liabilities, Commitments and Guarantees” the Notes to the Consolidated Financial Statements, Part II, Item 8.
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
There are currently multiple patent litigations ongoing, and related reexamination proceedings in the Patent & Trademark Office, between Sybase or Sybase 365 and Telecommunication Systems, Inc. Two of the cases between these entities recently settled.
     A. On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). Sybase 365 filed a petition for inter partes reexamination proceeding on the ‘748 patent with the Patent & Trademark Office in February 2008, which the PTO accepted. In August 2009, the PTO issued a first office action rejecting all of the claims of the ‘748 Patent on multiple grounds of anticipation and obviousness. On July 30, 2009, TCS filed a complaint in the U.S. District Court for the Eastern District of Virginia, alleging that Sybase 365 infringes TCS’s related U.S. Patent # 7,430,425 entitled “Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience” (the “‘425 Patent”). On August 19, 2009, Sybase 365 filed a petition for inter partes reexamination of the ‘425 Patent with the Patent & Trademark Office. On October 23, 2009, the PTO accepted the petition for inter partes reexamination and issued a first office action rejecting all of the claims of the patent on multiple grounds of anticipation and obviousness. On November 25, 2009, Sybase 365 filed a petition for inter partes reexamination of TCS’s related U.S. Patent # RE 41,006, which re-issued on November 24, 2009. On December 22, 2009, Sybase and TCS executed a settlement agreement pursuant to which the above two lawsuits would be dismissed, and Sybase 365 would take no further action in the inter partes reexamination proceedings. The parties decided that, in order to avoid the costs and substantial burdens of the litigation, it was in the interest of each of their businesses to resolve these matters at this time, although Sybase continues to dispute TCS’s allegations and did not admit any infringement. Sybase agreed to make a one-time payment of $23.0 million to TCS in exchange for a license in the TCS inter-carrier messaging family of patents. Other specific terms of the settlement are confidential. The substantial majority of the settlement amount was satisfied by an escrow Mobile 365’s former shareholders established when Sybase acquired Mobile 365. A legal reserve Sybase previously established was sufficient to cover the balance of the settlement amount.
     B. On July 30, 2009, TCS filed a complaint against Sybase 365 in the Eastern District of Virginia, alleging that Sybase 365 infringes TCS’s U.S. Patents #6,891,811 entitled “Short Message Service Center Mobile-Originated to HTTP Internet Communications (the “‘811”) and #7,355,990 entitled “Mobile-Originated to HTTP Internet Communications” (the “‘990”). On October 2, 2009, Sybase 365 filed petitions with the Patent & Trademark Office requesting inter partes reexamination of the ‘811 and ‘990 patents. The PTO accepted the petitions and issued first office actions in both cases (on November 10 as to the ‘990, and November 13 as to the ‘811). As to the ‘811, all of the claims asserted against Sybase 365 (but not all claims of the patent) were rejected. As to the ‘990, the PTO rejected all claims of the patent. This case is set for trial on June 8, 2010.
     C. On August 19, 2009, TCS filed a complaint against Sybase, Inc. and iAnywhere Solutions, Inc. in the U.S. District Court for the District of Delaware, alleging infringement of TCS’s U.S. Patent #6,560,604 entitled “System, Method and Apparatus for Automatically and Dynamically Updating Options, Features, and/or Services Available to Client Device”. Sybase filed a petition for inter partes reexamination with the Patent & Trademark Office on November 12, 2009. The PTO has not yet acted on that petition.
     D. On October 2, 2009, Sybase 365 filed a complaint against TCS in the U.S. District Court for the Eastern District of Virginia, alleging that TCS infringes its U.S. Patents #5,873,040 entitled “Wireless 911 Emergency Location” and 7,082,312 entitled “Short Message Gateway, System and Method of Providing Information Service for Mobile Telephones”. This case has not yet been set for trial.
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
No matters were submitted to a stockholder vote in the quarter ended December 31, 2009.
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

Fiscal 2008	High	Low
Quarter ended March 31, 2008	$28.59	$24.95
Quarter ended June 30, 2008	$33.09	$25.74
Quarter ended September 30, 2008	$36.53	$28.50
Quarter ended December 31, 2008	$30.60	$22.44

Fiscal 2009

Quarter ended March 31, 2009	$31.38	$23.95
Quarter ended June 30, 2009	$34.47	$29.75
Quarter ended September 30, 2009	$38.90	$29.74
Quarter ended December 31, 2009	$44.06	$37.98
We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our Common Stock on the NYSE on February 12, 2010 was $41.11. The number of stockholders of record on that date was 1,043, according to American Stock Transfer and Trust, our transfer agent.
The information required by this item regarding our securities authorized for issuance under equity compensation plans is provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Part III, Item 12, which incorporates information to be disclosed in our 2010 Proxy Statement.
Issuer Purchases of Equity Securities
During the fourth quarter of 2009 we conducted the following repurchases of our common stock pursuant to our publicly announced repurchase program:

		Avg. Price
	Number of Shares	Paid Per
Period	Purchased	Share
October 2009	0	0
November 2009	226,318	$40.10
December 2009	0	0

Total for Fourth Quarter 2009	226,318	$40.10
Beginning in 1998 our Board of Directors implemented our stock repurchase program and has authorized an aggregate of $1 billion to repurchase our outstanding common stock and convertible debt. After completing the repurchases noted above, $83.3 million remained authorized for repurchase pursuant to our publicly announced repurchase program. For additional information about our historical stock repurchase activities see Note Nine “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
On February 25, 2008 the Company agreed with one of its stockholders, Sandell Asset Management Corp. (Sandell) to undertake a self-tender offer to purchase $300.0 million worth of its common stock at a price between $28.00 and $30.00 per share in a modified Dutch auction. On April 15, 2008, the Company completed the self-tender offer and purchased 10.7 million shares of its common stock for a purchase price of $28.00 per share or a total cost of $300.0 million. The Company also incurred costs of approximately $0.6 million to undertake the self-tender offer. These costs were included in “Cost of treasury stock” in the Company’s consolidated balance sheets at December 31, 2009 and 2008. See Note Nine “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
PERFORMANCE GRAPHS
The graphs and tables below compare the cumulative total return on a $100 investment in our Common Stock on December 31, 2004 and December 31, 1999, respectively, with the cumulative total returns on $100 investments (assuming reinvestment of all dividends) in the indices noted. The eight companies comprising the S&P Systems Software index are BMC Software Inc., CA Inc., Microsoft Corporation, McAfee, Inc, Novell, Inc., Oracle Corporation, Red Hat Inc. and Symantec Corporation. Red Hat was added to the S&P Systems Software index in 2009.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sybase, Inc., The S&P 500 Index
And The S&P Systems Software Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2004	2005	2006	2007	2008	2009
Sybase, Inc.	$100	$109.57	$123.81	$130.78	$124.16	$217.54
S&P500	$100	$104.91	$121.48	$128.16	$80.74	$102.11
S&P Systems Software	$100	$95.50	$112.81	$135.20	$84.44	$127.57

COMPARISON OF 10 YEAR CUMULATIVE TOTAL RETURN*
Among Sybase, Inc., The S&P 500 Index
And The S&P Systems Software Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Sybase, Inc.	$100.00	$116.54	$92.71	$78.82	$121.06	$117.35	$128.59	$145.29	$153.47	$145.71	$255.29
S&P500	$100.00	$90.89	$80.09	$62.39	$80.29	$89.02	$93.40	$108.15	$114.09	$71.88	$90.90
S&P Systems Software	$100.00	$50.35	$52.94	$39.74	$46.37	$50.26	$48.00	$56.70	$67.95	$42.44	$64.12

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
We adopted amended FASB guidance on stock-based compensation on January 1, 2006. Operating income from continuing operations included pre-tax stock-based compensation expense for stock options and stock appreciation rights of $13.6 million, $13.9 million, $12.3 million and $12.6 million in 2006, 2007, 2008, and 2009 respectively.

On November 8, 2006 we acquired Mobile 365, Inc. (which we renamed Sybase 365) for approximately $418.5 million. Total revenues Sybase 365 were $200.3 million, $178.1 million, $140.7 million in 2009, 2008 and 2007, respectively. Total operating income of Sybase 365 were $8.2 million, $5.3 million, $0.5 million, in 2009, 2008, and 2007, respectively. Total revenues and operating loss of Sybase 365 were $19.4 million and $1.2 million, respectively for period from November 8, 2006 through December 31, 2006
On August 4, 2009, the Company issued $400.0 million of convertible senior notes (“2009 Notes”) through a private offering to qualified institutional buyers in the U.S. pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2009 Notes have imputed and stated interest rates of 8.1475 percent and 3.5 percent, respectively.
This data should be read in conjunction with the MD&A, Part II, Item 7, as well as the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Report on Form 10-K.

Consolidated Statements of Operations Data

(In thousands, except per share data)	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
Revenues:
License fees	$402,779	$383,661	$344,807	$326,751	$291,695
Services	571,198	572,090	544,209	531,172	527,000
Messaging	196,592	176,179	136,514	18,240	—

Total revenues	1,170,569	1,131,930	1,025,530	876,163	818,695

Costs and expenses:
Cost of license fees	58,692	67,342	53,114	50,540	51,556
Cost of services	153,112	160,604	157,790	152,962	156,325
Cost of messaging	128,423	107,757	82,598	11,097	—
Sales and marketing	252,972	285,376	266,995	263,281	250,003
Product development and engineering	138,140	146,932	152,571	149,510	139,011
General and administrative	133,235	138,980	129,319	106,025	92,106
Amortization of other purchased intangibles	15,142	14,716	13,783	7,331	6,639
Cost of restructuring	1,144	167	797	1,653	1,115

Total costs and expenses	880,860	921,874	856,967	742,399	696,755

Operating income	289,709	210,056	168,563	133,764	121,940

Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings	(37,650)	(20,418)	4,952	12,187	2,296

Income before income taxes	252,059	189,638	173,515	145,951	124,236
Provision for income taxes	88,000	61,451	34,388	59,930	45,998

Net income	$164,059	$128,187	$139,127	$86,021	$78,238
Less: Net income (loss) attributable to the noncontrolling interest	42	(51)	(12)	81	49

Net income attributable to Sybase, Inc.	$164,017	$128,238	$139,139	$85,940	$78,189

Basic net income per share attributable to Sybase Inc. common stockholders	$2.01	$1.54	$1.52	$0.94	$0.85

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,118	82,060	90,019	89,557	90,307

Diluted net income per share attributable to Sybase, Inc. common stockholders	$1.86	$1.46	$1.49	$0.92	$0.83

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	86,981	86,264	91,717	91,409	92,731

(1)	As adjusted due to the adoption of amendments to existing guidance on convertible debt, noncontrolling interests, and earnings per share computations. See Note One to Consolidated Financial Statements — Summary of Significant Accounting Policies and Note Eight to Consolidated Financial Statements — Convertible Notes, Part II, Item 8.

Consolidated Balance Sheet Data

(In thousands)	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
Cash, cash equivalents and cash investments	$1,272,475	$635,566	$734,907	$637,696	$859,936
Working capital	640,632	518,044	604,728	455,143	573,247
Total assets	2,467,884	1,826,322	1,902,670	1,763,890	1,540,270
Long-term obligations	480,154	527,067	515,839	462,566	428,221
Sybase, Inc. stockholders’ equity	1,054,066	829,779	953,750	875,781	740,604

(1)	As adjusted due to the adoption of amendments to existing guidance on convertible debt. See Note One to Consolidated Financial Statements — Summary of Significant Accounting Policies, Part II, Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that begins with an overview followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
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
Effective January 1, 2009, we adopted Financial Accounting Standards Board (FASB) amendments to existing guidance on convertible debt. The amendments require certain issuers of convertible debt instruments to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption was required. As a result, interest expense related to our 2005 Notes and 2009 Notes is imputed and recognized based on the pure debt borrowing rate (no conversion feature) which would have applied to the Company in February, 2005 and August, 2009, respectively. Previously interest expense on the 2005 Notes was recognized based on the 1.75 percent stated rate. In accordance with the transition provisions of the amendments, the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a deferred tax liability of $34.0 million.
On February 1, 2010 the Company called the remaining balance of its outstanding 2005 Notes for redemption on March 3, 2010. There was approximately $413.7 million aggregate principal amount of the Notes outstanding as of December 31, 2009. Under the terms of the note agreement we may be required to pay a premium over the principal amount based on our then current stock price. For example, if all 413,654 of the unconverted 2005 Notes outstanding on December 31, 2009 were converted at the $43.4

December 31, 2009 closing stock price, we would be required to pay the remaining outstanding principal value of $413.7 million in cash and $304.8 million in cash, stock, or a combination of cash and stock at our election.
See Note One to Consolidated Financial Statements — Summary of Significant Accounting Policies, Note Eight to Consolidated Financial Statements — Convertible Notes, and Note Fifteen to Consolidated Financial Statements — Subsequent Events, Part II, Item 8.
Executive Overview
Our Business
Sybase is an industry leader in delivering enterprise and mobile software to manage, analyze and mobilize information. We are recognized globally as a performance leader, proven in data-intensive industries and across a broad range of systems, networks and devices. Our information management, analytics and enterprise mobility solutions power mission-critical systems in financial services, telecommunications, manufacturing and government.
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
In 2009 our business was organized into three business segments: IPG, which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions (iAS), which provides mobile database and mobile enterprise solutions; and Sybase 365, which provides global services for mobile messaging interoperability and the management and distribution of mobile content. For further discussion of our business segments, see Note Twelve — “Segment and Geographical Information” in the Notes to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.
Our Results
We reported total revenues of $1,171.0 million for 2009 compared to $1,132.0 million for 2008. The increase in total revenues from 2008 to 2009 was attributable to increases in license and messaging revenues, with license revenues increasing 5 percent, and messaging revenues increasing 12 percent. The year-over-year revenue impact resulting from foreign exchange differences was a reduction of approximately 2 percent, or approximately $25.6 million. Including the foreign exchange headwind, our IPG segment saw a $31.9 million (4 percent) increase in revenues, Sybase 365 grew revenues $22.3 million (13 percent) and iAS experienced an $8.7 million (5 percent) decrease in revenues.
IPG revenues benefited from a 9 percent increase in license revenue and a 1 percent increase in service revenue. The growth in IPG license revenues was primarily attributed to a 22 percent increase in database revenues, namely our Adaptive Server ® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products. The year over year increase in service revenues primarily resulted from a 3 percent increase in technical support, partially offset by an 8 percent decline in professional services. The decrease in iAS revenues was driven by a 9 percent decrease in service revenue and a 2 percent decrease in license revenues. The increase in Sybase 365 messaging revenues was driven by a 13 percent increase in application messaging revenue, largely attributable to large enterprises adopting mobile messaging as a new channel for customer interaction. Mobile commerce and global data roaming (GRX) services also contributed to the growth in messaging revenues. The Sybase 365 segment was disproportionately impacted by currency exchange (approximately 4 percent) as 63 percent of its revenues came from outside the U.S., primarily from Europe.

We reported net income of $164.0 million for 2009, compared to $128.2 million in 2008. Our 2009 operating income was $289.7 million (25 percent operating margin) compared to $210.1 million (19 percent operating margin) in 2008. The increase in operating income was primarily attributable to the IPG segment’s $70.7 million increase in operating income reflecting both their revenue growth and operating margin expansion. Driving operating income growth were database revenue growth, margin expansion from cost synergies between our operations, cost control measures, and a favorable revenue mix shift away from lower margin business (professional services) toward higher margin business (license and maintenance).
During 2009, we generated net cash from operating activities of $384.1 million, a 30 percent increase over the prior year. Our days sales outstanding in accounts receivable was 74 days for the quarter ended December 31, 2009 compared to 80 days for the quarter ended December 31, 2008.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results,” above.
Business Trends
Our business activity and pipeline expanded throughout 2009 despite persistent weakness in the macro economic environment. Our pipeline and the general condition of our business remains stable as we enter 2010. We are also beginning to see early signs of recovery in the spending environment and indications that corporate IT budgets could modestly increase in 2010. Nonetheless, we believe IT spending remains tight and, to the extent there is a meaningful improvement in demand, it is more likely to occur towards the end of 2010.
Our focus on innovation has helped sustain demand and drive growth with our enterprise infrastructure products. Technology enhancements and options have contributed to growth for our Adaptive Server Enterprise (ASE) 15.0 product, for which we added 878 new customers during 2009. We continue to benefit from the continued proliferation of enterprise data and the need for high-performance analytic capabilities, such as our IQ Analytic Server (IQ) and our Risk Analytics Platform (RAP) solution. IQ offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. Our RAP solution, which is built on IQ, is targeted to the financial services industry for risk, trading and compliance analytics. During 2009, we released IQ 15.0 and added complex event processing and time series functionality to our RAP solution. We saw strong demand for our analytic solutions during 2009 with 212 new customers for IQ and 17 new customers for RAP.
We expect to generate revenue from several new enterprise infrastructure products and features in 2010. Late in 2009, we released version 15.5 of our ASE platform. Version 15.5 includes two new features expected to contribute to revenue growth in 2010: in-memory processing and advanced back-up services. We are also planning to release a time-series option for ASE later in 2010. Additionally, early in 2010 we will be launching a hosted analytics solution based on our IQ technology. This offering is designed for real-time traffic and billing analytics and is targeted for the telecommunications industry.

Demand for our mobile middleware products was impacted by persistent weakness in discretionary IT spending in 2009. We are encouraged, however, by our growing partner ecosystem of large technology vendors. In 2009, we entered into a number of key partnerships based on our Afaria product for mobile device management and our Sybase Unwired Platform (SUP) for mobile application enablement. In our partnership with SAP, the Sybase Unwired Platform will extend SAP’s customer relationship management application to a variety of mobile device platforms including Apple’s iPhone, Windows Mobile and others. Verizon is embedding Afaria in a managed service offering allowing enterprise customers to manage a heterogeneous mobile device environment through a hosted solution. During 2009, we also entered into partnerships with Samsung, Siemens and Accenture. As more large enterprises mobilize their applications and IT infrastructure, we believe our growing partner ecosystem will help us achieve greater leverage and broader channel reach.
With respect to the market for messaging services, we continue to see strong demand from enterprises, who increasingly view mobile messaging as an inexpensive means of interacting with their customers on a real time basis. Broadly speaking, we believe that our messaging business will continue to see revenue driven by continuing growth in worldwide Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and an expanding demand for mobile data roaming (GRX) services. Offsetting to some extent the growth in message volume has been continued price compression. Our plans call for offering new value added services such as the real-time traffic and billing analytics solution mentioned above. We are also encouraged with our progress in nascent high-growth markets such as mobile commerce. For example, in 2009, we expanded our relationship with IBM to cover mobile banking and mobile commerce opportunities. In these markets, IBM Global Services provides key implementation resources and global scale for Sybase’s mCommerce and mBanking solutions.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to software and mobile messaging revenue recognition, impairment of goodwill and intangible assets, valuation of investments without readily available markets and the classification of related impairments, the allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, purchase accounting, restructuring, and contingencies and liabilities. We base our estimates on historical experience, observable and unobservable inputs under the 3-level fair value hierarchy framework, and various other assumptions that we believe to be reasonable based on specific circumstances. Our management has reviewed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for our judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results (see “Risk Factors — Future Operating Results,” above). Our critical accounting policies include: software and mobile messaging revenue recognition, impairment of goodwill and other intangible assets, valuation of investments without readily available markets and classification of related impairments, allowance for doubtful accounts, capitalized software, bifurcation of convertible debt instruments, income taxes, stock-based compensation, purchase accounting, restructuring and contingencies and liabilities, each of which are discussed below.
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

License and Service Revenues

We recognize software revenue in accordance with FASB guidance on software revenue recognition, and, in certain instances, in accordance with FASB guidance on accounting for performance of construction-type and certain production-type contracts or in accordance with SEC Staff guidance pertaining to revenue recognition. We license software under non-cancellable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer and all other revenue recognition criteria have been met.

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

Message Revenues

We recognize message revenue in accordance with SEC Staff guidance and FASB guidance pertaining to multiple-element arrangements and, where applicable, to guidance pertaining to gross recognition as a principal versus net as an agent. We recognize revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d) the collection of the fees is reasonable assured.

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

In some instances third party content providers and other enterprises enter into revenue sharing arrangements with us. Under a standard revenue sharing transaction we deliver content from a third party provider to the cell phone of a mobile operator’s subscriber. Third party content includes, among others, ringtones, wallpapers, interactive games, competitions, directory inquiry services, and information services. The subscriber is invoiced by their mobile operator, who upon receipt of payment, remits a portion of the charge to us. Upon payment from the mobile operator, we generally remit payment to the third party content provider. We have determined that we act as an agent under these revenue sharing arrangements and accordingly, record as revenue the net amount retained by us. The net amount retained by us reflects the gross amount billed to the operator less amounts due to the content provider.

•	Impairment of Goodwill, Non-amortizable Intangible Assets and Other Purchased Intangible Assets

Goodwill and other non-amortizable intangible assets, such as tradenames, have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or other non-amortizable intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates, using a discounted cash flow model, to determine the fair values of our reporting units to which goodwill is assigned. For these purposes, our reporting units equate to our reported segments. See Note Twelve — “Segment and Geographical Information in the Notes to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference. If the estimated fair value of a reporting unit is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other purchased intangible assets with determinate and indeterminate useful lives including in-process research and development, and developed technology. We performed our annual impairment analysis for each of our historical operating units (IPG, iAS, and SY365) and for each indeterminate lived intangible asset as of December 31, 2009. This analysis indicated that the estimated fair value of each reporting unit substantially exceeded its carrying value. In addition, the estimated fair value of each indeterminate-lived intangible exceeded its carrying value. Therefore, we were not required to recognize an impairment loss in 2009. As of December 31, 2009, our goodwill balance totaled $532.4 million and our other non-amortizable purchased intangibles totaled $7.1 million. Changes in our internal business structure, increases in the applicable discount rate, changes in our future revenue and expense forecasts, and certain other factors that directly impact the valuation of our reporting units could result in a future impairment charge.

We also continue to separately review our other purchased intangible assets (e.g., purchased technology, customer lists and covenants not to compete) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates, technology obsolescence, the discontinuance of certain products, customer terminations and other factors could result in impairment losses associated with other intangible assets. In 2009, we wrote off $1.2 million of certain purchased technologies.

•	Valuation, Classification and Impairments of Investments

In accordance with FASB guidance on accounting for certain investments in debt and equity securities, management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2009, we have classified short-term bank deposits, corporate notes and bonds, U.S. government obligations, and auction rate securities (“ARS”) as available-for-sale. In addition, the Company has classified $11.9 million invested in mutual funds as directed by participants of a Rabbi Trust related to a deferred compensation plan as trading securities.

Investments classified as available for sale and trading securities are recorded at fair value. Actively traded available-for-sale and trading securities are stated at fair value as determined by the security’s most recently traded price. If securities are not actively traded, fair value is determined using other valuation techniques. Realized gains and losses are reflected in income and are determined on the specific identification method. Trading securities unrealized gains and losses and realized gains and losses are included in our earnings. Changes in fair values of available for sale securities are accounted for based on the nature of the change in value:

(1)	Temporary;

(2)	Credit related other-than-temporary impairments (OTTI); or

(3)	Noncredit related OTTI.

Temporary Changes in Fair Value

Temporary changes in fair values are recorded as unrealized gains and losses. Unrealized gains and losses are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) (OCI).

Credit and Noncredit OTTI

On April 1, 2009, we adopted FASB amendments pertaining to how to determine and measure credit and noncredit OTTI of debt securities as well as how to determine whether an impairment for investments in debt securities is other-than-temporary.
•	If a debt security’s market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we would record an OTTI charge to earnings for the entire amount of the impairment.

•	For the remaining debt securities, if an OTTI exists, we would separate the OTTI into two portions:
•	Credit Loss Portion: The credit loss portion is the amount that our best estimate of the present value of cash flows expected to be collected from the security falls below the amortized cost of the security. The credit loss portion is recorded as a charge to earnings.

•	NonCredit Loss Portion: The noncredit loss portion is the residual amount of the OTTI, and is recorded as a separate component of other comprehensive income (loss).
When assessing whether a decline in fair values is temporary or OTTI, we consider various factors including: the significance of the decline in value compared to the cost basis; how long the fair value of the security has been less than its cost basis; the quality and estimated value of the investments held by the trust/issuer; the financial condition and credit rating of the trust, issuer, sponsors, and insurers; in the case of auction rate securities, the frequency of the auction function failing; the expected market volatility and the market and economy in general; analyst reports and forecasts; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.

When calculating the present value of expected cash flows to determine the credit loss portion of the OTTI, we estimate the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations consider an analysis of observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to the collectability of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings.

Prior to April 1, 2009, the entire OTTI charge was recognized in earnings for all debt securities.

On December 31, 2009, long-term investments include $13.3 million of ARS with an aggregate par value of $28.9 million. ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities.

Through March 31, 2009, we recorded $15.2 million of OTTI to earnings for the ARS. Upon the April 1, 2009 adoption of the FASB amendments, we recorded a cumulative accounting change to reclassify the noncredit portion of OTTI previously recorded in earnings from retained earnings to accumulated other comprehensive income in the amount of $6.7 million.

The fair values of the ARS are determined using a discounted cash flow model for each ARS as of December 31, 2009. These models utilized credit related discount rates and term to recovery as key inputs. Changes in these inputs or other factors could result in additional realized impairment losses. For example, if the assumed discount rate was increased 100 basis points for each ARS due to credit-related factors, the total estimated fair value of the Company’s ARS portfolio would decrease $0.5 million and be charged to earnings. Similarly, if the assumed term to recovery was increased by one year for each ARS due to non-credit factors, then the total estimated fair value of the Company’s ARS portfolio would decrease $0.8 million and be charged to other comprehensive income.

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable. In determining the amount of the allowance we consider our historical level of credit losses; judgments about the creditworthiness of specific customers; an assessment of current economic and industry trends that might impact the level of credit losses in the future; and other factors. Our allowances have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be adequate. For example, our allowance for doubtful accounts totaled $4.3 million at December 31, 2009. If our allowance for doubtful accounts, changed by 10% our allowance for doubtful accounts and operating results would change by $0.4 million.

•	Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Our net capitalized software totaled $86.9 million at December 31, 2009. Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Quarterly, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Significant judgment is required in determining when a product becomes “technologically feasible” and its net realizable value. Changes in these estimates could result in write-offs of capitalized software costs. Capitalized software amortization and write-off charges totaled $41.5 million in 2009. Amortization of capitalized software cost included write-offs of $3.2 million in 2009. See Note One — “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

•	Bifurcation of Convertible Debt Instruments

FASB guidance pertaining to convertible debt instruments with cash conversion provisions requires that we bifurcate the liability and equity components of our convertible debt instruments. As a result, interest expense related to our 2009 Notes is imputed and recognized based on the borrowing rate of a similar liability that does not have an associated equity component (the pure debt borrowing rate) in August, 2009. The carrying amount of the 2009 Notes was established to reflect a discount of $75.5 million on the date of issuance, with an offsetting increase in additional paid-in capital of $45.7 million and a deferred tax asset reduction of $29.8 million. If the pure debt borrowing rate were 100 basis points higher, the debt discount would have been $14.0 million greater, resulting in $14.0 million more interest expense over the five year period from the notes’ issuance to the date it may first be put to us by the holders.

•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance

Significant judgment is required in determining our worldwide income tax provision. We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the process of identifying items of revenues and expenses that qualify for preferential tax treatment and the segregation of foreign and domestic earnings and expenses to avoid double taxation. Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between our legal entities that are located in a variety of tax jurisdictions. Our determinations include many decisions based on our knowledge of the underlying assets of the business and the beneficial ownership of these assets. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss and tax credit carry forwards and temporary differences related to intangible assets and accrued expenses.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. Our valuation allowance relates primarily to US federal tax loss carryfowards and State credit carryforwards. We evaluate our valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies, current taxable income and forecasted taxable income. Forecasts of future taxable income are further refined as a result of each year’s corporate budget and goal setting process, which generally occurs in the fourth quarter. Based on our evaluation of these factors, we reduced our valuation allowances in 2009, 2008 and 2007. The portion credited to Statements of Operations was approximately $2.6 million, $6.7 million, and $26.4 million, respectively. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

For years 2008 and 2007, we credited to goodwill releases of our valuation allowances relating primarily to our US federal tax loss carryforwards acquired in business acquisitions. Under applicable accounting rules, beginning in 2009 releases of our valuation allowances relating to these tax loss carryforwards are now credited to Statement of Operations.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and provide U.S. federal taxes on these amounts. Material changes in our estimates or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the United States could impact our effective tax rate.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities. These audits include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We account for our uncertain tax issues using a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not (a likelihood of more than 50 percent) that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. In this step, we assume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

Through 2008, income tax contingencies that existed as of the acquisition date for an acquired company were evaluated quarterly and any changes would have been recorded as adjustments to goodwill. FASB amendments to existing business combination guidance went into effect January 1, 2009. Under the new guidance, we now make our best estimate of income tax contingencies assumed from acquisitions. Subsequent to the measurement period, adjustments to these income tax contingencies will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our statement of operations and financial position.

As a part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period that any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities.

•	Accounting for Stock-Based Compensation Plans

At December 31, 2009, there was $44.1 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize the cost for stock options and stock appreciation rights over a weighted average period of 2.3 years and the cost for restricted stock over a weighted average period of 1.2 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note Seven to the Consolidated Financial Statements — Stockholders’ Equity , Part II, Item 8. We estimated the expected term of options granted based on historical exercise patterns. We estimated the volatility of our options and stock appreciation rights considering both the historical volatility of our stock over the average expected life of our options and the prices of publicly traded options, consistent with the amended FASB and SEC Staff guidance on stock-based compensation. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the average of the 5 year treasury rates as published by the Federal Reserve. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. The amended FASB guidance on stock-based compensation requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods.

Changes in the subjective input assumptions can materially affect the fair value estimates determined under the Black-Scholes option valuation model. In the future, changes in the assumptions under the Black-Scholes valuation model, or our election to use a different valuation model, could result in a significantly different impact on our net income or loss.

•	Purchase Accounting

We have made estimates of the fair values of purchased intangible and other assets acquired in conjunction with our purchase of companies after considering valuations prepared by independent third-party appraisers and certain internally generated information.

Purchased intangible assets, excluding goodwill, totaled $88.0 million at December 31, 2009. If the subsequent actual and updated projections of the underlying business activity are less as compared to the underlying assumptions and projections used to develop these values, then we could experience impairment losses, as described above. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If our estimates of the economic lives change, then additional depreciation or amortization expense could be incurred on an annual basis. Historically, we have not made any changes in these areas. If the remaining economic lives of the definite-lived intangible assets acquired as part of our acquisition of Mobile 365 were reduced by one year as of December 31, 2008, our 2009 amortization expense would have been approximately $2.9 million higher.

•	Restructuring

Our remaining restructuring accruals primarily relate to the estimated net costs to settle certain lease obligations based on analysis of independent real estate consultants. While we do not anticipate significant changes to these estimates in the future, the actual costs may differ from estimates. For example, if we are able to negotiate more affordable termination fees, if rental rates increase in the markets where the properties are located, or if we are able to locate suitable sublease tenants more quickly than expected, the actual costs could be lower than our estimates. In that case, we would reduce our restructuring accrual with a corresponding credit to cost of restructuring or goodwill. Alternatively, if we are unable to negotiate affordable termination fees, if rental rates decrease in the markets where the properties are located, or if it takes us longer than expected to find suitable sublease tenants, the actual costs could exceed our estimates. See Note Seven — “Restructuring Costs” in the Notes to the Consolidated Financial Statements, Part II, Item 8.

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

•	Net Income Per Share

Shares used in computing basic and diluted net income per share attributable to Sybase, Inc. common stockholders are based on the weighted average shares outstanding in each period, excluding treasury stock. Shares used in computing basic net income per share excludes any dilutive effects of stock options, unvested restricted stock, stock appreciation rights and our convertible debt. Basic and diluted earnings per share are computed pursuant to the two-class method. Under this method, we attribute net income to two classes, common stock and unvested restricted stock awards, according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees prior to September 17, 2009 are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income per share is calculated using the more dilutive of the following two approaches. Under both approaches exercise of stock options and stock appreciation rights are assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs:
1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.
Under both methods, the computation of diluted earnings per share also includes the dilutive effects, if any, of our convertible debt due to the appreciation of our stock price. Such computations include computing the excess, if any, of the average price of our common stock over the conversion price of $24.99 per share for our 2005 Notes and over the conversion price of $47.88 per share for our 2009 Notes. We calculate the average stock price in accordance with the terms of the debt agreements. We have consistently applied this policy to all periods in which either convertible debt had a dilutive effect on earnings per share.

Results of Operations

Revenues (Dollars in millions)
	2009	Change	2008	Change	2007
License fees by segment:
IPG	$337.4	9%	$308.5	12%	$275.5
iAS	101.4	(2%)	103.0	3%	100.3
SY365	1.3	550%	0.2	*	—
Eliminations	(37.3)		(28.1)		(31.0)

Total license fees	$402.8	5%	$383.6	11%	$344.8
Percentage of total revenues	34%		34%		34%

Services by segment:
IPG	$531.2	1%	$528.1	6%	$496.6
iAS	68.6	(9%)	75.7	4%	72.8
SY365	2.4	41%	1.7	(60%)	4.2
Eliminations	(31.0)		(33.4)		(29.4)

Total services	$571.2	*	$572.1	5%	$544.2
Percentage of total revenues	49%		50%		53%

Messaging by segment:
SY365	$196.6	12%	$176.2	29%	$136.5

Total messaging	$196.6	12%	$176.2	29%	$136.5
Percentage of total revenues	17%		16%		13%

Total revenues	$1,170.6	3%	$1,131.9	10%	$1,025.5

*	Not meaningful

For the year ended December 31, 2009, we experienced unfavorable currency exchange rates which had a negative 2 percent impact on total revenues and a negative 4 percent impact on messaging revenues compared with the same period in 2008. For the year ended December 31, 2008, we experienced favorable currency exchange rates which had a positive 3 percent impact on total revenues and messaging revenues compared with the same period in 2007.
Total license fees for 2009 increased $19.2 million (5 percent) from total license fees in 2008 which had increased $38.8 million (11 percent) from 2007. The increase in license fees during 2009 was primarily attributable to a $28.9 million (9 percent) increase in IPG license fees and a $1.1 million increase in SY365 license fees, partially offset by a $1.6 million (2 percent) decrease in iAS license fees. The increase in license fees during 2008 was attributable to increases in both IPG and iAS license fees.
The increase in IPG license fees during 2009 was largely attributable to a $39.6 million (22 percent) increase in database license revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, and Risk Analytics Platform (RAP) products; and a $11.4 million (35 percent) increase in mobility products; partially offset by decreases in our liquidity integration products of $16.1 million (30 percent) and Power Builder development tools of $3.0 million (13 percent). The increase in IPG license fees during 2008 was largely attributable to an increase in database license revenues, namely our IQ and ASE Products.
The $1.1 million increase in SY365 license fees was due to an increase in mCommerce license revenue.
The decrease in iAS license fees during 2009 was largely attributable to a $2.2 million (43 percent) decrease in our mobile device solutions. The increase in iAS license fees during 2008 was primarily attributable to an increase in revenues from our mobile and embedded database products.
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
Total service revenues for 2009 (which include revenues from technical support, professional services, and education) decreased $0.9 million from total service revenues in 2008 primarily due to a $7.1 million (9 percent) decrease in iAS service revenues partially offset by a $3.1 million (1 percent) increase in IPG service revenue and a $0.7 million (41 percent) increase in SY365 service revenue. The decrease in iAS service revenues was mostly due to decreases in technical support of $2.5 million (7 percent), and in professional services of $2.4 million (36 percent). The increase in IPG service revenues was largely due to increases in technical support of $11.7 million (3 percent) partially offset by a decrease in professional services (including education) of $8.4 million (8 percent). The increase in SY 365 service revenues was largely due to increases in professional services of $1.1 million and technical support of $1.0 million partially offset by decreases in AvantGo advertising revenues of $1.3 million.
Technical support revenues comprised approximately 82 percent of total services revenues for 2009 and 80 percent in 2008. Total technical support revenue for 2009 increased $10.2 million (2 percent) from the 2008 total. Current and long-term deferred revenue balances in the balance sheet, which relate principally to technical support contracts, increased $24.2 million (11 percent) to $240.6 million at December 31, 2009 from December 31, 2008.
Services revenues other than technical support decreased $11.1 million (10 percent) in 2009 from 2008. The decrease was primarily related to a decrease in professional services of $6.5 million (6 percent), a $3.3 million (29 percent) decrease in education. Professional services and education revenues are more discretionary and appear to be more sensitive to budget cuts in weak economic environments.

Messaging revenues for 2009 increased $20.4 million (12 percent) from 2008. The increase was primarily related to a $10.5 million (13 percent) increase in application messaging revenues, a $5.1 million (83 percent) increase in GRX and MMX revenues, a $4.0 million (400 percent) increase in mobile commerce revenues, and a $0.8 million (1 percent) increase in person to person messaging revenues.
For a description of our technical support, consulting and education services, see “Business — Worldwide Services,” Part I, Item 1.

Geographical Revenues
(Dollars in millions)	2009	Change	2008	Change	2007
North America	$604.4	6%	$567.7	7%	$532.0
Percentage of total revenues	52%		50%		52%

International:
EMEA (Europe, Middle East and Africa)	$397.9	*	$399.5	17%	$342.0
Percentage of total revenues	34%		35%		33%

Intercontinental (Asia Pacific and Latin America)	$168.3	2%	$164.7	9%	$151.5
Percentage of total revenues	14%		15%		15%

Total Outside North America	$566.2	*	$564.2	14%	$493.5
Percentage of total revenues	48%		50%		48%

Total revenues	$1,170.6	3%	$1,131.9	10%	$1,025.5

*	Not meaningful
North American revenues (United States, Canada and Mexico) increased $36.7 million (6 percent) from 2008 to 2009 and $35.7 million (7 percent) from 2007 to 2008. The 2009 increase was primarily due to a $15.7 million (9 percent) increase in license revenues, $14.4 million (25 percent) increase in messaging revenues, and a $7.0 million (2 percent) increase in service revenues. The 2008 increase was due to an $18.9 million (12 percent) increase in license revenues, a $10.3 million (22 percent) increase in messaging revenues, and a $6.5 million (2 percent) increase in service revenues.
Total revenues outside North America comprised 48 percent and 50 percent of total revenues for the years ended December 31, 2009 and 2008, respectively.
EMEA (Europe, Middle East and Africa) revenues decreased $1.6 million from 2008 to 2009 and increased $57.5 million (17 percent) from 2007 to 2008. The 2009 decrease was due primarily to a $7.5 million (4 percent) decrease in service revenues and a $3.6 million (3 percent) decrease in license revenues, partially offset by a $9.4 million (9 percent) increase in messaging revenues. Decreases in services were primarily driven by decreases in the UK ($4.0 million), Switzerland ($1.6 million), France ($1.4 million), and Spain ($1.3 million). The decrease in license revenues primarily resulted from a decline in the UK ($18.4 million), partially offset by a $7.4 million increase in Germany, Holland ($3.5 million), and France ($3.1 million). Increases in messaging revenues were primarily driven by increases in Germany ($9.2 million), Spain ($7.5 million) and Holland ($4.8 million), partially offset by decreases in France ($9.0 million), and the UK ($3.8 million). Unfavorable exchange rates had a negative impact on EMEA revenues of 5 percent compared to 2008. On a constant currency basis, EMEA revenues increased $20.1 million (5 percent) compared to 2008.
The 2008 EMEA revenue increase was due to a $29.6 million (41 percent) increase in messaging revenues, a $14.9 million (14 percent) increase in license revenues, and a $13.0 million (8 percent) increase in service revenues. Increased messaging and service revenues in France, Holland and

Germany; and increased license revenue in the United Kingdom contributed most to the overall increase for 2008.
Intercontinental (Asia Pacific and Latin America) revenues increased $3.6 million (2 percent) from 2008 to 2009 and $13.5 million (9 percent) from 2007 to 2008. License revenue increased $7.1 million (9 percent), partially offset by $3.4 million (20 percent) decrease in messaging revenue and a $0.4 million (1 percent) decrease in service revenue. Increases in license revenues primarily resulted from increases in India ($2.8 million), China ($2.4 million), Australia ($2.2 million), Japan ($2.2 million), and New Zealand ($0.9 million); partially offset by decreases in Korea ($1.7 million), Argentina ($1.3 million) and Brazil ($0.9 million). Decreases in messaging revenues were primarily driven by decreases in Singapore ($3.0 million) and Australia ($1.4 million) offset by increases in messaging revenues in other Intercontinental countries of $1.0 million. Decreases in services were primarily driven by decreases in Korea ($1.1 million), Australia ($0.8 million), and Philippines ($0.6 million) partially offset by increases in Japan ($2.1 million).
The 2008 Intercontinental revenue increase was primarily due to an $8.3 million (14 percent) increase in service revenues, and a $5.1 million (7 percent) increase in license revenues. The results of our operations in Asia Pacific contributed most significantly to the increased revenue.
In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. The cumulative impact of changes in foreign currency exchange rates from 2008 to 2009 resulted in a decrease in our revenues of 2 percent and a decrease in our operating expenses of 3 percent. The change versus the comparable period was primarily due to a stronger U.S. dollar against the Euro and British Pound, and to a lesser extent the strengthening of the U.S. dollar against the Korean Won, and Brazilian Real.
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

Cost and Expenses
(Dollars in millions)	2009	Change	2008	Change	2007
Cost of license fees	$58.7	(13%)	$67.3	27%	$53.1
Percentage of license fee revenues	15%		18%		15%

Cost of services	$153.1	(5%)	$160.6	2%	$157.8
Percentage of services revenues	27%		28%		29%

Cost of messaging	$128.4	19%	$107.8	31%	$82.6
Percentage of messaging revenues	65%		61%		61%

Sales and marketing	$253.0	(11%)	$285.4	7%	$267.0
Percentage of total revenues	22%		25%		26%

Product development and engineering	$138.1	(6%)	$146.9	(4%)	$152.6
Percentage of total revenues	12%		13%		15%

General and administrative	$133.2	(4%)	$139.0	8%	$129.3
Percentage of total revenues	11%		12%		13%

Amortization of other purchased intangibles	$15.1	3%	$14.7	7%	$13.8
Percentage of total revenues	1%		1%		1%

Cost of restructuring	$1.1	450%	$0.2	(75%)	$0.8
Percentage of total revenues	*		*		*

*	Not meaningful

Cost of license fees
Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. The cost of license fees decreased $8.6 million (13 percent) in 2009 over 2008, and increased $14.2 million (27 percent) in 2008 over 2007. Such costs were 15 percent, 18 percent, and 15 percent of license revenues in 2009, 2008, and 2007 respectively. The 2009 decrease was primarily due to decreases in purchase technology amortization of $5.2 million, royalty expense of $1.6 million, and amortization of capitalized software development costs of $1.4 million. The 2008 increase was primarily due to a $9.8 million increase in the amortization of capitalized software development costs and a $4.8 million increase in the amortization of purchased technology.
Amortization of capitalized software costs was $41.5 million, $42.9 million, and $33.1 million in 2009, 2008, and 2007, respectively. In 2009, impairments of capitalized software costs totaled $3.1 million. In 2008, the increase in capitalized software amortization was due increased amortization of capitalized costs largely associated with our IQ and Mobility products, and impairment charges totaling $4.1 million. See Note One — “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
The amortization of purchased technology was $9.3 million, $14.6 million, and $9.8 million in 2009, 2008, and 2007 respectively. The 2009 decrease in amortization of purchased technology from 2008 was primarily due to a $4.5 million write-down of certain purchased technologies in 2008.
Cost of services
Cost of services consists primarily of the fully burdened cost of our personnel who provide technical support, professional services and education. These costs decreased $7.5 million (5 percent) compared to 2008. These costs were 27 percent of services revenues for 2009 compared with 28 percent of services revenues for 2008 and 29 percent for 2007. The $7.5 million decrease was primarily due to a $3.0 million decrease in compensation costs related to the foreign currency impact of a stronger dollar and a decrease in headcount; along with a $4.5 million decline in non-headcount-related costs, primarily temporary employees and travel. Cost of services increased approximately 2 percent in 2008 from 2007. These costs were 28 percent and 29 percent of service revenues in 2008 and 2007, respectively.
Cost of messaging
Costs of messaging consist primarily of (1) call termination fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) the fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the networks and datacenters; and (4) amortization of purchased technology and internally developed software used by the Sybase 365 segment. These costs increased $20.6 million (19 percent) in 2009 compared to 2008. These costs were 65 percent of messaging revenue compared with 61 percent in 2008. Cost of messaging increased primarily due to $14.7 million in additional call termination fees associated with higher traffic volumes and a traffic mix shift to higher cost messaging products, $2.9 due to an increase in compensation costs related to increase in headcount in the datacenters, $1.2 million due to an increase in depreciation and amortization, and $0.8 million due to an increase in outside services compared with the same periods in 2008.
In 2008, Cost of messaging increased $25.2 million (31 percent), compared with 2007, primarily as a result of the increased volume of messages delivered and the associated fees payable to operators for delivering traffic into their networks.

Sales and marketing
Sales and marketing expenses decreased $32.4 million (11 percent) in 2009 from 2008 and were 22 percent and 25 percent of total revenues in 2009 and 2008, respectively. The decrease in sales and marketing expenses in absolute dollars for 2009 is primarily due to a $9.9 million decrease in compensation expense attributable to foreign currency exchange rate changes and reduced sales management headcount, a $10.6 million decrease in commissions, a $4.4 million decrease in travel and entertainment, a $2.4 million decrease in marketing programs, and a $5.1 million decrease in various other sales and marketing expenses. The increased expenses in 2008 were primarily due to increases in salaries, benefits and increased commissions associated with increases in license revenues though headcount was relatively flat.
Product development and engineering
Product development and engineering expenses (net of capitalized software development costs) decreased $8.8 million (6 percent) in 2009 from 2008 and as a percentage of total revenue decreased to 12 percent in 2009 from 13 percent 2008. The decrease in product development and engineering costs in absolute dollars is primarily due to $5.4 million of lower compensation costs related to reduced headcount levels, decreases in outside services of $1.8 million, and decreases in travel of $0.7 million.
The 4 percent decrease in development and engineering expenses in 2008 over 2007 was primarily due to an increase in capitalized software costs offset by increases in compensation, benefits and other employee-related expenses, and various other product development-related costs.
We capitalize product development and engineering costs during the period between a product’s achievement of technological feasibility and its general availability. Our capitalized software costs in 2009 of $45.0 million included costs incurred for efforts associated with ASE, Replication Server, Power Builder, SUP, and Sybase IQ\RAP.
Our capitalized software costs in 2008 of $48.6 million included costs incurred for efforts associated with ASE, Replication Server, IQ, mBanking and Mobility products. Our capitalized software costs in 2007 of $36.2 million included costs incurred for efforts associated with ASE, IQ, Data Integration Suite, Workspace and eBanking.
We believe product development and engineering expenditures are essential to technology and product leadership and expect product development and engineering expenditures to continue to be significant, both in absolute dollars and as a percentage of total revenues.
General and administrative
General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, decreased $5.8 million (4 percent) in 2009 compared to 2008 and decreased as a percent of total revenue to 11 percent in 2009 from 12 percent in 2008. The 2009 decrease was due to a reduction in the following costs; $3.4 million of professional fees, $2.2 million in compensation costs related to reduced headcount levels, $1.0 million of travel expenses, and $3.4 million of various other general and administrative expenses; partially offset by a $4.3 million increase in stock compensation and bonus.
The 8 percent increase in 2008 compared to 2007 was primarily due to additional legal and other professional fees as well as increases in salaries and benefits.
Stock-based compensation expense
Stock-based compensation expense reflects non-cash compensation expense associated with stock options, stock appreciation rights and restricted stock grants. See Note Nine — “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements, Part II, Item 8. Stock-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2009	2008	2007
Costs of services	1,540	1,364	1,544
Costs of messaging	582	484	544
Sales and marketing	6,240	5,538	5,304
Product development and engineering	3,220	2,887	2,982
General and administrative	14,814	12,242	13,670

	26,396	22,515	24,044

The increase in stock-based compensation expenses in 2009 primarily resulted from the grant of certain performance-based restricted stock where performance achievement exceeded targets. These grants are described more fully in Note Nine — “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements, Part II, Item 8. The decrease in stock-based compensation expenses in 2008 was primarily due to the decline in the number of stock options granted.
Amortization of other purchased intangibles
Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition in 2000 of Home Financial Network, Inc, of XcelleNet in 2004, of Extended Systems in 2005, of Mobile 365 in 2006, and of Cable & Wireless businesses in July 2008. See Note Four — “Goodwill and Other Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
Restructuring Activities
We undertook restructuring activities in 2004, 2003, 2002 and 2001 as a means of managing our operating expenses.
For descriptions of each restructuring plan, see Note Seven — “Restructuring Costs” in the Notes to the Consolidated Financial Statements, Part II, Item 8.

Operating income
(Dollars in millions)	2009	Change	2008	Change	2007
Operating income by segment:
IPG	$270.7	35%	$200.0	19%	$167.9
IAS	39.7	46%	27.2	1%	27.0
SY365	8.2	55%	5.3	*	(0.5)
Unallocated costs	(28.9)	29%	(22.4)	(13%)	(25.8)

Total operating income	$289.7	38%	$210.1	25%	$168.6
Percentage of total revenues	25%		19%		16%

*	Not meaningful
Operating income in 2009 was $289.7 million compared to operating income of $210.1 million in 2008 and $168.6 million in 2007. The increase in operating income was primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Costs and Expenses” above. Segment operating income includes the revenues and expenses described in Note Twelve to Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.
Consolidated operating margins improved to 25 percent in 2009 from 19 percent in 2008. The increases in operating margin are primarily due to improvements in operating margin in the IPG, iAS and Sybase 365 segments as discussed below.

The operating margin for the IPG segment was 31 percent for 2009 compared to 24 for 2008. The increase in operating margin in the IPG segment was primarily due to a $28.9 million (9 percent) increase in license revenue and a $38.7 million (6 percent) decrease in operating expenses compared with 2008. The largest reductions in operating expenses related to sales and marketing expenses. The increase in revenue for 2009 is primarily due to the various factors discussed under “Revenues” and “Geographical Revenues” above.
The operating margin for the IPG segment was 24 percent in 2008 compared to 22 percent in 2007. The increase in operating income and margin in the IPG segment for 2008 compared to 2007 was primarily due to a 12 percent increase in license fees, a 6 percent increase in service revenues, partially offset by a 5 percent increase in total expenses primarily due to increases in compensation, benefits and other employee-related expenses, and intangible asset amortization.
The operating margin for the iAS segment was 23 percent for 2009 compared to 15 percent in 2008. The increase in the iAS segment operating margin was primarily due to a $21.3 million (14 percent) decrease in operating expenses, partially offset by an $8.8 million (5 percent) decrease in total revenue in 2009 compared with 2008. The largest reductions in operating expenses related to sales and marketing expenses.
The operating margin for the iAS segment was 15 percent for 2008 compared to 16 percent in 2007. The decrease in the iAS segment operating margin was primarily due to the write-down of certain purchased technologies during 2008.
The operating margin for the SY 365 segment was 4 percent for 2009 compared to 3 percent in 2008. Operating margin improved slightly in 2009 due to greater SY 365 license revenue and growth in messaging revenues covering fixed data center costs.
The operating margin for the Sybase 365 segment was 3 percent for 2008 compared to 0 percent in 2007. The increase in operating margin was primarily due to a 29 percent increase in messaging revenue partially offset by a 30 percent increase in cost of messaging.
Certain common costs and expenses are allocated to the various segments based on measurable drivers of expense. Unallocated expenses represent stock compensation expense and changes in value of assets in deferred compensation plans.

Other income (expense), net
(Dollars in millions)	2009	Change	2008 (1)	Change	2007 (1)
Interest income	$7.9	(67%)	$23.8	(29%)	$33.5
Percentage of total revenues	1%		2%		3%
Interest expense and other, net	$(39.6)	29%	$(30.8)	8%	$(28.6)
Percentage of total revenues	(3%)		(3)%		(3%)
Impairment losses recognized in earnings	$(6.0)	(55%)	$(13.4)	*	*
Percentage of total revenues	(1%)		(1)%		*

(1)	As adjusted due to the adoption of amendments to existing guidance on convertible debt, noncontrolling interests, and other-than-temporary impairment determinations of investments. See Note One to Consolidated Financial Statements — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes” in the Notes to the Consolidated Financial Statements, Part II, Item 8.

*	Not meaningful

In 2009, interest income decreased $15.9 million from 2008. Interest income consists primarily of interest earned on our investments. The decrease in interest income is primarily due to a significant decrease in average interest rates earned on our investment portfolio. Average interest rates decreased to 0.9 percent for 2009 from 3.5 percent in 2008 due to a general decline in market interest rates.
In 2008, Interest income decreased $9.7 million from 2007. The decrease is primarily due to a decrease in size of our investment portfolio along with a 117 basis point decrease in the average interest rates earned on the portfolio. Our investment portfolio decreased when we used $300.0 million to repurchase 10.7 million shares of our common stock during April 2008.
Interest expense and other, net, primarily includes: interest expense on our 2005 Notes which have stated and imputed interest rates of 1.75 percent and 6.09 percent, respectively and our 2009 Notes which have stated and imputed interest rates of 3.5 percent and 8.15 percent, respectively; amortization of deferred offering expenses associated with these notes; net gains and losses resulting from foreign currency transactions and the related hedging activities; increases and decreases in the carrying values of mutual funds that are invested as directed by participants of a Rabbi Trust established in accordance with a deferred compensation plan; and bank fees.
Interest expense and other, net increased $8.8 million in 2009 compared with 2008. The increase in interest expense and other, net is primarily due to $10.7 million in interest expense generated by our recently issued 2009 Notes, partially offset by a $2.6 million gain on trading securities that are invested as directed by participants of a deferred compensation related Rabbi Trust.
Interest expense and other, net increased $2.2 million in 2008 as compared to 2007. The increase in interest expense and other, net was primarily due to losses resulting from foreign currency transactions and the related hedging activities of $2.0 million in 2008.
The applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. See Note One — “Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, Part II, Item 8.
Net impairment losses recognized in earnings related to investments in auction-rate securities (ARS) of $6.0 million for 2009 compared to $13.4 million in 2008. Further impairments to the ARS investments, if any, may result in additional charges to earnings. See Note Two — “Financial Instruments” in the Notes to the Consolidated Financial Statements, Part II, Item 8.

Provision for income taxes
(Dollars in millions)	2009	Change	2008 (1)	Change	2007 (1)
Provision for income taxes	$88.0	43%	$61.5	79%	$34.4

(1) As adjusted due to the adoption of amendments to existing guidance on convertible debt. See Note One to Consolidated Financial Statements — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
In 2009 a provision for income taxes was recorded at a rate of approximately 35 percent of income before taxes. This rate did not differ significantly from the statutory federal rate of 35 percent. Our tax expense was reduced by approximately $5.0 million due to litigation related payments receivable from an escrow account established when we acquired Mobile 365 which are treated as a reduction in purchase price consideration paid for Mobile 365 Inc. In addition, our tax provision reflects tax expense from state tax and tax benefits from the tax effect of our foreign operations and from releasing valuation allowances relating to deferred tax assets.
Our tax expense in 2009 was higher than our tax expense in 2008 primarily due to an increase of earnings before tax. In 2008 a provision for income taxes was recorded at a rate of approximately

32 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the release of valuation allowances on deferred tax assets, and the effect of foreign operations; offset somewhat by the impact of state taxes.
Our tax expense in 2008 was higher than our tax expense in 2007 primarily due to 2007’s $26.4 million valuation allowance release. In 2007 a provision for income taxes was recorded at a rate of approximately 20 percent of income before taxes. Our effective rate differed from the statutory federal rate of 35 percent primarily due to adjustments for the release of valuation allowances on deferred tax assets, the effect of foreign operations, offset somewhat by the impact of state taxes.
We had a gross deferred tax asset of approximately $205.0 million at December 31, 2009. This deferred tax asset is reduced by a valuation allowance of approximately $51.0 million, for a net balance of approximately $154.0 million. In order to realize our net deferred tax assets we must generate sufficient taxable income in future years in appropriate tax jurisdictions to obtain the recorded benefit from the reversal of temporary differences (i.e., between book and tax basis), and from tax loss and credit carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not (a likelihood of more than 50 percent) to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. Our valuation allowance relates primarily to US federal tax loss carryfowards and State credit carryforwards.
We evaluate our valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies, current taxable income and forecasted taxable income. Forecasts of future taxable income are further refined as a result of each year’s corporate budget and goal setting process generally occurring annually in the fourth quarter. To realize approximately $13.0 million of our foreign tax credit carryforwards, we included a tax planning strategy that we would implement a future cash dividend of approximately $40.0 million from our European group. Based on our evaluation of these factors, we reduced our valuation allowances in 2009, 2008 and 2007 and the portion credited to Statements of Operations was approximately $2.6 million, $6.7 million, and $26.4 million, respectively. The amount has decreased primarily because during years 2007 and 2008 we changed our evaluations of projected taxable income in relevant tax jurisdictions and concluded that these projections had now become sufficiently reliable. These projections of taxable income remain sufficiently reliable during 2009 but do not produce further releases of valuation allowances. However, these projections support the existing deferred tax assets. Based on the plans and estimates we are using to manage the underlying business, we believe that sufficient income will be earned in the future to realize these assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. Any such adjustments to the deferred tax assets would be charged to income in the period such adjustment was made. See Note Ten — “Income Taxes” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We are currently being audited by the US Internal Revenue Service for the years 2006 and 2007. We are also under tax audit in a number of states and countries. We believe that the amount of our reserves for our uncertain tax positions is adequate. However, to the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made.

Net income per share
(Dollars and shares in millions)	2009	Change	2008 (1)	Change	2007 (1)
Net income attributable to Sybase, Inc.	$164.0	28%	$128.2	(8%)	$139.1
Percentage of total revenues	14%		11%		14%

Basic:
Net income per share attributable to Sybase, Inc. common stockholders	$2.01	31%	$1.54	1%	$1.52

Shares used in computing basic net income per share attributable to Sybase Inc. common stockholders	80.1	(2%)	82.1	(9%)	90.0

Diluted:
Net income per share attributable to Sybase, Inc. common stockholders	$1.86	27%	$1.46	2%	$1.49

Shares used in computing diluted net income per share attributable to Sybase Inc. common stockholders	87.0	1%	86.3	(6%)	91.7

(1)  As adjusted due to the adoption of amendments to existing guidance on convertible debt, noncontrolling interests, and earnings per share computations. See Note One to Consolidated Financial Statements — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
We reported net income attributable to Sybase, Inc. of $164.0 million in 2009 compared with $128.2 million in 2008. The increase in net income compared to 2008 was due to the various factors discussed above.
Shares used in computing basic and diluted net income attributable to Sybase, Inc. common stockholders per share decreased in 2009 as compared to 2008 by 2 percent and increased 1 percent, respectively. The decrease in basic shares was due primarily to the computation impact of shares repurchased in accordance with a self-tender offer to repurchase $300.0 million of common stock during the second quarter of 2008. The increase in diluted shares was due to an increase in share count related to shares that are assumed to be issued to holders of our 2005 Notes and an increase in exercises of employee stock options, partially offset by the impact of the 2008 self tender. Basic and diluted earnings per share are computed pursuant to the two-class method.
The following shows the computation of basic and diluted net income per share at December 31:

(In thousands, except per share data)	2009	2008 (1)	2007 (1)
Basic:
Net income attributable to Sybase, Inc.	$164,017	$128,238	$139,139
Less: Net income allocated to participating securities	(2,810)	(1,990)	(2,133)

Net income attributable to Sybase, Inc. common stockholders — basic	$161,207	$126,248	$137,006

Basic net income per share attributable to Sybase, Inc. common stockholders	$2.01	$1.54	$1.52

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,118	82,060	90,019

Diluted:
Net income attributable to Sybase, Inc.	$164,017	$128,238	$139,139
Less: Net income allocated to participating securities	(2,592)	(1,895)	(2,094)

Net income attributable to Sybase, Inc. common stockholders — diluted	$161,425	$126,343	$137,045

Diluted net income per share attributable to Sybase, Inc. common stockholders	$1.86	$1.46	$1.49

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,118	82,060	90,019
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,670	2,395	2,258
Dilutive effect of 2005 Notes	4,898	2,436	117

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under treasury stock method	87,686	86,891	92,394

Participating securities excluded under two-class method	(705)	(627)	(677)

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under two-class method	86,981	86,264	91,717

(1)   As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt and noncontrolling interests, and earnings per share computations. See Note Eight — “Convertible Notes.”
See Note One to Consolidated Financial Statements — “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, Part II, Item 8 for a description of the two-class method.
Shares that may be issued to holders of our 2005 Notes due to the appreciation of our stock price are included in the calculation of diluted earnings attributable to Sybase, Inc. common stockholders per share if their inclusion is dilutive to earnings per share. Generally, such shares are to be included in periods in which the average price of our common stock exceeds $24.99 per share. Shares assumed to be converted and included in the calculation of the fully diluted shares outstanding for the twelve month periods ended December 31, 2009, 2008, and 2007 totaled 4.9 million, 2.4 million, and 0.1 million, respectively. Inclusion of the assumed to be converted shares decreased earnings per share $0.10, $0.05, and $0.01 for the years ended December 31, 2009, 2008 and 2007, respectively.
Shares that may be issued to holders of our 2009 Notes due to the appreciation of our stock price are included in the calculation of diluted earnings attributable to Sybase, Inc. common stockholders per share if their inclusion is dilutive to earnings per share. Generally, such shares are to be included in periods in which the average price of our common stock exceeds $47.88 per share. No shares were assumed to be converted and included in the calculation of the fully diluted shares outstanding for the twelve month periods ended December 31, 2009. See Note One to Consolidated Financial Statements — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
We recently announced plans to settle our 2005 Notes in early 2010. While this will have a significant impact on cash balance, it could also impact the number of shares included in the calculation of diluted earnings per share for the quarter ended March 31, 2010 and certain periods thereafter. Our election to settle the 2005 Notes excess payment in cash, stock, or a combination of the two will determine the final impact on the number of shares included in our calculations of earnings per share.
See Liquidity and capital resources below.

Liquidity and capital resources
(Dollars in millions)	2009	Change	2008	Change	2007
Working capital	$640.6	24%	$518.0	(14%)	$604.7
Cash and cash equivalents	$947.2	55%	$611.4	1%	$604.8
Net cash provided by operating activities	$384.1	30%	$295.5	16%	$254.0
Net cash provided by (used for) investing activities	$(383.8)	2,529%	$(14.6)	*	$86.7
Net cash provided by (used for) financing activities	$320.7	*	$(245.9)	118%	$(112.6)

*	Not meaningful
Our primary source of cash is collections from our customers following the purchase of our products and services and the issuance of convertible debt. Our business activity and cash generation was strong in 2009. We have not noted a meaningful negative impact on the cash flows generated by our business due to the macro economic environment.

We expect the primary use of cash to be the retirement of the 2005 Notes in early 2010 and payment of our operating costs which consist primarily of compensation, benefits and other employee-related expenses, as well as other operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses, to fund our stock repurchase program, and to meet our 2009 Note interest payment obligations.
2009 Note Issuance
On August 4, 2009, we issued $400.0 million of convertible senior notes (2009 Notes) through a private offering to qualified institutional buyers. Issued primarily to repurchase our 2005 Notes and common stock, the 2009 Notes mature on August 15, 2029 unless we redeem them earlier, or unless they are converted or put to us by the holders. We may redeem all or a portion of the 2009 Notes at par on and after August 20, 2014. The holders may require us to repurchase the 2009 Notes at par on August 15, 2014, 2019, and 2024. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010.
Simultaneous with the offering of the 2009 Notes, we bought back 1,973,500 shares of our common stock at a price of $35.47 per share for an aggregate price of $70.0 million. With issuance costs of $10.6 million and the common stock repurchases discussed above and certain related 2005 Note repurchases (discussed below), net cash proceeds to us totaled $269.0 million. At the time of the private offering, our Board of Directors approved a $150.0 million increase to the stock repurchase program.
2005 Note Retirements
During 2009 we repurchased 2005 Notes with a face value of $40.1 million in exchange for payments totaling $58.4 million. Such repurchases include notes with a face value of $35.0 million repurchased in conjunction with the 2009 Note offering. In February 2010 we announced plans call the remaining 2005 Notes outstanding balance on March 1, 2010.
For each $1,000 principal amount of 2005 Notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of 2005 Notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election. If all 413,654 of the unconverted 2005 Notes outstanding on December 31, 2009 were converted at the $43.40 December 31, 2009 closing stock price, we would be required to pay the remaining outstanding principal value of $413.7 million in cash and $304.8 million in cash, stock, or a combination of cash and stock at our election.
The amount of the settlement consideration in excess of the principal value of the 2005 Notes will be impacted by our then current common stock price. For example, each one dollar increase or decrease in our stock price from the December 31, 2009 price, increases or decreases the excess paid over the principal value by approximately $17.0 million.
See Note One to Consolidated Financial Statements — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
Liquidity
At December, 2009, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $1,186.4 million, and accounts receivable of $273.5 million.
At December 31, 2009, we had $947.2 million invested in money market funds, commercial paper, bank time deposits, savings accounts and checking accounts. Our short-term investments totaling $239.2 million consisted principally of short-term bank deposits, corporate notes and bonds, U.S. government obligations, and marketable securities held in a Rabbi Trust under non-qualified deferred compensation plans and debt securities. See Note Two — “Financial Instruments” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
Approximately 36 percent of our cash is held outside the U.S. Approximately $87.0 million of these funds are considered permanently reinvested in our foreign operations. See Note Ten — “Income Taxes” in the Notes to the Consolidated Financial Statements, Part II, Item 8. Management may, from time to time, revise its estimates of foreign subsidiaries’ earnings permanently reinvested depending on US cash needs. Such changes will correspondingly affect US taxable income and increase or decrease our tax expense. In addition, management periodically evaluates whether funds not permanently reinvested can be repatriated based on local country operating needs, foreign governmental and regulatory controls and/or dividend restrictions and the impact of any additional U.S. or foreign taxes when repatriated.
At December 31, 2009, long-term investments included auction rate securities with an aggregate estimated fair value and par value of $13.3 million and $28.9 million, respectively. These investments have failed to settle at auction since August 2007 due to a lack of market. At this time, these investments are not liquid. Based on our current cash, investment balances, repayment expectations for our 2005 Notes and expected operating cash flows, we do not anticipate that the lack of ARS liquidity to adversely affect our ability to conduct business.
Working Capital
Working Capital increased $122.6 million (24 percent) in 2009 compared with 2008. The increase was primarily due to a $566.3 million increase in cash, cash equivalents and short-term cash investments largely related to the $269.0 million net proceeds from our issuance of the 2009 Notes and $384.0 million in cash flow from operations, offset by $83.0 million of net cash used for investing activities; a $15.2 million increase in restricted cash, a $13.0 million increase in deferred income taxes; partially offset by the $417.3 million reclassification of our 2005 notes from long term to short term liabilities, a $22.9 million increase in deferred revenue, a $15.5 million decrease in prepaid expenses and other current assets, and a $14.9 million increase in other accrued liabilities.
Cash Flow
Net cash provided by operating activities was $384.1 million for the year ended December 31, 2009 compared to $295.5 for the same period in 2008. The $88.6 million (30 percent) increase was primarily due to a $35.9 million increase in net income, a $13.9 million increase in non-cash expenses and a $38.8 million increase in working capital from changes in operating assets and liabilities. The primary increase in non-cash expense was a $20.5 million increase in deferred taxes, partially offset by a $7.4 million reduction impairment charges on our ARS. The primary working capital sources of cash included changes in accounts receivable and deferred revenues.
Our days sales outstanding in accounts receivable was 74 days for the three months ended December 31, 2009 compared to 80 days for the three months ended December 31, 2008.
Net cash used for investing activities was $383.8 million for the year ended December 31, 2009 compared to a $14.6 million in 2008. The increase relates primarily to a net use of cash to purchase US government and other debt instruments of $396.1 million in 2009 compared with $16.3 million in 2008. For year ended December 31, 2008 the primary uses of cash for investing activities were for capitalized software development activities, business combinations and purchase of property, equipment and improvements. The sharp increase in cash used for purchases of cash investments during the twelve month period ended December 31, 2009 as compared to the twelve month period ended December 31, 2008 resulted from the purchase in 2009 of certain longer term investments compared to sales during the first quarter of 2008 made to fund the $300.0 million self-tender described below.
Net cash provided by financing activities was $320.7 million for the year ended December 31, 2009 compared to a $245.9 million use of cash for the same period in 2008. For the year ended December 31, 2009 cash provided by financing activities was primarily due to proceeds of $389.4 million from the issuance of our 2009 Notes and $68.0 million from stock option exercises and ESPP purchases, partially offset by treasury stock repurchases of $94.1 million and debt extinguishments of $58.4 million. For the year ended December 31, 2008 cash used by financing activities was primarily due to the $300.0 million self-tender described below, partially offset by treasury stock repurchases of $50.0 million.
Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). For the years ended December 31, 2009 and 2008 we repurchased 2.8 million shares and 11.0 million shares at a cost of $94.1 million and $306.1 million, respectively. The majority of the 2008 treasury stock purchases occurred on April 15, 2008 when we completed a self-tender offer on 10.7 million shares of our common stock for $28 per share at a total cost of $300.0 million. Through December 31, 2009, aggregate amounts purchased under the Stock Repurchase Program totaled $866.6 million for our common stock and $50.1 million to extinguish 35,000 of our 2005 notes. Approximately $83.3 million remained available in the Stock Repurchase Program at December 31, 2009.
In response to the uncertain economic climate and the constrained short-term credit market, in the fourth quarter of 2008 we reassessed and tightened our credit extension policy. The impact of the reassessment has resulted in the deferral of revenue in certain cases.
At December 31, 2009 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. For example, in July 2008, we acquired certain businesses from Cable and Wireless and in December 2008 we acquired Paybox Solutions AG. We may decide to use cash and cash equivalents and investments to fund such activities in the future. In order to fund stock repurchases or investments we may decide to repatriate certain funds held outside the U.S. The repatriation of such funds could result in the payment of additional U.S. taxes. We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2009, we had identifiable net assets totaling $379.5 million associated with our European operations and $72.3 million associated with our Asia and Latin American operations. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange transaction exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. The principal currencies hedged during 2009 were the Euro, and British Pound. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management — Foreign Exchange Risk,” below.
Revaluation of cash denominated in currencies other than US dollars had a positive impact on cash of $14.9 million for the year ended December 31, 2009.
Contractual Obligations
Our contractual obligations at December 31, 2009 are summarized as follows:

	Payments Due by Period
(Dollars in Millions)		2010	2011-2012	2013-2014
Contractual Obligations	Total	Commitments	Commitments	Commitments	After 2014
Operating leases	$203.1	$43.2	$64.1	$47.3	$48.5
Capital lease	10.8	1.1	2.2	2.2	5.3
Debt obligations:
Sale-and-leaseback	1.7	0.5	0.9	0.3	—
Note(s) payable	2.0	0.2	0.4	0.4	1.0
Convertible notes	894.0	438.0	28.0	428.0	—
Purchase Obligations	20.3	10.5	6.5	3.3	—
Accrued income taxes	24.5	24.5	—	—	—

Total commitments	$1,156.4	$518.0	$102.1	$481.5	$54.8

Upon completion of our acquisition of Extended Systems Incorporated (ESI) in October 2005, we assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters building and land in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement we have an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on our balance sheet at December 31, 2009.
As part of the agreement, ESI entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2 percent of the sale price, or approximately $442,000. We are also obligated to pay all expenses associated with the building during our lease, including the costs of property taxes, insurance, operating expenses and restoration and other repairs. See Note Six — “Lease Obligations, Other Liabilities, Commitments and Guarantees” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
As part of the 15-year capital lease agreement entered into for our Waterloo, Canada facility (See Note Six — “Lease Obligations, Other Liabilities, Commitments and Guarantees” in the Notes to the Consolidated Financial Statements, Part II, Item 8.), we entered into an agreement with the landlord to finance approximately $1.5 million of tenant improvements at an annual interest rate of 8.76%. The loan requires monthly payments of $18,274 which includes both principal and interest commencing October 2004 through October 2019.
On February 22, 2005, we issued through a private offering to qualified institutional buyers in the U.S. $460.0 million of convertible subordinated notes (“2005 Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2005 Notes have imputed and stated interest rates of 6.09 percent and 1.75 percent, respectively, and are subordinated to all of our future senior indebtedness. In February 2010 we announced plans call the remaining outstanding balance of the 2005 Notes on March 1, 2010.
For each $1,000 principal amount of 2005 Notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of our common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of 2005 Notes, we will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at our election. If all 413,654 of the unconverted 2005 Notes outstanding on December 31, 2009 were converted at the $43.40 December 31, 2009 closing stock price, we would be required to pay the remaining outstanding principal value of $413.7 million in cash and $304.8 million in cash, stock, or a combination of cash and stock at our election.
The amount of the settlement consideration in excess of the principal value of the 2005 Notes will be impacted by our then current common stock price. For example, each one dollar increase or decrease in our stock price from the December 31, 2009 price, increases or decreases the excess paid over the principal value by approximately $17.0 million.
On August 4, 2009, we issued $400.0 million of convertible senior notes (“2009 Notes”) through a private offering to qualified institutional buyers in the U.S. pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2009 Notes have imputed and stated interest rates of 8.1475 percent and 3.5 percent, respectively. The 2009 Notes rank equally in right of payment to any future senior indebtedness of Sybase and are structurally subordinated to any future indebtedness or other liabilities of our subsidiaries (other than inter-company obligations). The 2009 Notes mature on August 15, 2029 unless earlier redeemed by us at our option, or converted or put to us at the option of the holders. We used approximately $70.0 million of the proceeds to repurchase 2.0 million shares of Sybase stock and $50.1 million of the proceeds to extinguish 35,000 of the Company’s convertible subordinated notes (“2005 Notes”) in August of 2009. For purposes of determining the total principal and interest payment commitments above, we have assumed the notes will be held until the first day we may redeem the notes, August 20, 2014. See Note Eight — “Convertible Notes” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
We have other long-term liabilities reflected in the Consolidated Balance Sheets, including Long-term tax liabilities related to tax contingencies of approximately $58 million. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.
New Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the potential impact of the provisions of this new guidance on our financial statements.
In January 2010, the FASB amended existing guidance to improve disclosures about fair value. The amendments require entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers, the reasons for any transfers in or out of Level 3, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The amendments also clarify the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective our quarter ending March 31, 2010. The requirement to disclose information about purchases, sales, issuance, and settlements of recurring Level 3 measurements becomes effective for our quarter ending March 31, 2011. We plan to include the new disclosures in future SEC filings.
See Note One — “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, Part II, Item 8.
Financial Risk Management
Foreign Exchange Risk
The functional currency of our international operating subsidiaries is generally the local currency. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses from translating these amounts into U.S. dollars for subsidiaries that conduct their business in a currency other than the U.S. dollar, are reflected in “Accumulated other comprehensive income” under “Stockholders’ equity” on the balance sheet. Foreign currency transaction gains and losses, which historically have not been material, are included in interest expense and other, net in the consolidated statements of operations. As of December 31, 2009, we had identifiable net assets totaling $1.1 billion worldwide. Of those net assets, $467.8 million were associated with our foreign operations.
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
We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were ($1.7) million, ($4.2) million, and $0.3 million in 2009, 2008 and 2007, respectively. The tables below provide information about our forward contracts as of December 31, 2009 and 2008.

(Amounts in thousands except exchange rates)

	US $	Average
Forward Contracts - As of December 31, 2009	Notional amount	Contract rate
Contracts for the sale of US Dollars and purchase of:
Mexican Pesos	$1,021	13.1225

Contracts for the sale of GBP and purchase of:
South African Rand	$349	12.0249

Contracts for the purchase of US Dollars and sale of:
Singapore Dollar	$10,153	0.7100
Canadian Dollar	$381	0.9050
Brazilian Real	$1,420	0.5680

Contracts for the purchase of Euros and sale of:
US Dollars	$19,000	0.6974
Swedish Krona	$2,647	10.2372
Swiss Franc	$2,024	1.4877
UK Pound	$13,241	0.8880
Norwegian Krone	$3,821	8.3307
New Zealand Dollar	$580	1.9792
South African Rand	$1,826	10.6783

Contracts for the sale of Euros and purchase of:
Chinese Yuan Renminbi	$571	9.7878

Total	$57,034

(Amounts in thousands except exchange rates)

Forward Contracts - As of December 31, 2008	US $Notional amount	AverageContract rate
Contracts for the sale of US Dollars and purchase of:
Canadian Dollars	$1,473	0.8183
Euro	$18,294	1.3965
Mexican Pesos	$1,278	13.9255
Indian Rupee	$2,016	48.6000

Contracts for the sale of GBP and purchase of:
South African Rand	$8,943	13.7971

Contracts for the purchase of US Dollars and sale of:
British Pound	$1,161	0.6889
Singapore Dollar	$1,386	0.6931

Contracts for the purchase of Euros and sale of:
Swedish Krona	$1,332	11.0047
Swiss Franc	$2,804	1.4951
UK Pound	$17,709	0.9621
Norwegian Krone	$1,407	9.7286
Singapore Dollars	$4,369	2.0138
South African Rand	$9,710	13.2743

Total	$71,882

Interest Income Rate and Investment Level Risk
Our investments consist primarily of taxable short-term money market instruments and debt securities with maturities between 90 days and three years. We do not use derivative financial instruments in our investment portfolio. Based on our intentions regarding investments, we classify our investments as either held-to-maturity or available-for-sale. Available-for-sale securities are reported at market value and held-to-maturity investments are reported at amortized cost.
As a majority of our investments are classified as available-for-sale such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. If we experience a decline in the fair value of a debt security below its amortized cost basis, and if we intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an other than temporary impairment (OTTI) charge to earnings for the entire amount of the impairment. If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the security before its anticipated recovery, we separate the OTTI into two portions: the credit portion (charged to earnings) and the noncredit portion (recorded as a separate component of other comprehensive income). See Note Two — “Financial Instruments” in the Notes to the Consolidated Financial Statements, Part II, Item 8. Realized gains and losses are determined on the specific identification method and are reflected in income.
Changes in the overall level of interest rates and investment levels affect our interest income that is generated from our investments. For 2009 total interest income was $7.6 million with investments yielding an average of 0.9% on a worldwide basis on an investment portfolio that totaled $946.0 million on average. This interest rate level was down 3.63% for 2008. Our investment yields as of December 31, 2009 are 0.4%.
The table below presents our investment portfolio’s cash, cash equivalents, investments, and trading securities at December 31, 2009 as well as the weighted average portfolio interest rates for 2009. The cash, cash equivalents, investments, and trading securities balances approximate fair value at December 31, 2009.

	Amortized	2009 Weighted Average
(Dollars in Thousands)	Principal Amount	Interest Rate
Cash and cash equivalents	$947,152
Investments	313,379
Trading securities	11,944

Total	$1,272,475	0.70%
Default Risk
We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure with any one issuer. We mitigate default risk by investing in securities which, at the time of purchase, are rated as safe and of high investment grade, and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, with the exception of failed auction rate securities described elsewhere. We have no cash flow exposure due to rate changes for our investment portfolio, since all investments other than our auction rate securities are made in securities with fixed interest rates.
Failed Auction Securities
A small proportion of our investment portfolio is held in Auction Rate Securities with credit ratings ranging from AA to AAA at the time of purchase. The securities, which met Sybase’s investment guidelines at the time the investments were made, have failed to settle in auctions since August 2007. ARS are floating rate securities with long-term nominal maturities of 25 to 30 years which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS held by us consist primarily of commercial paper, debt instruments issued by governmental agencies and governmental sponsored entities, and similar assets. Certain of the ARS may have limited direct or indirect investments in mortgage or mortgage related securities. At December 31, 2009 we held approximately $13.3 million in estimated market value in ARS for which the reset auctions have failed. The par value of these securities is $28.9 million. Starting in April, 2009, the credit portion of the impairment charges on these securities have been booked in Other Income and Expense while the noncredit portion has been recorded as a component of Other Comprehensive Income. Prior to April, 2009, the entire amount of the impairment charges were booked in Other Income and Expense. The failed auctions have resulted in higher interest rates being earned on these investments, but the investments currently lack short-term liquidity. We will not be able to access these funds until bonds are redeemed by the issuers or we sell the securities in a secondary market. Therefore, these investments are classified as long term as of December 31, 2009. Credit rating agencies have withdrawn coverage for all but one of the ARS we hold.
Interest Expense Rate Risk
Interest expense on our 2005 and 2009 Notes for the year ended December 31, 2009 totaled $36.8 million and was comprised of $13.5 million of contractual interest and $23.3 million of imputed interest. In light of our recent announcement to call the 2005 Notes, interest expense for the year ending December 31, 2010 will total approximately $30.7 million, with approximately $15.1 million of contractual interest and approximately $15.6 million of imputed interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is presented under “MD&A — Financial Risk Management,” Part II, Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an unqualified opinion on the effectiveness of internal control over financial reporting as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of Sybase, Inc.
We have audited Sybase, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sybase, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sybase, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sybase, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sybase, Inc.
We have audited the accompanying consolidated balance sheets of Sybase, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sybase, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion and its method of calculating net income (loss) per share, as required by the issuance of authoritative accounting pronouncements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sybase, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
February 26, 2010

Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share and per share data)	2009	2008 (1)
Assets
Current assets:
Cash and cash equivalents	$947,152	$611,364
Short-term investments	239,232	8,689

Total cash, cash equivalents and short-term investments	1,186,384	620,053
Restricted cash	17,983	2,773
Accounts receivable, less allowance for doubtful accounts of $4,347 (2008 — $3,888)	273,457	270,400
Deferred income taxes	58,494	45,524
Prepaid income taxes	5,754	4,932
Prepaid expenses and other current assets	18,685	34,208

Total current assets	1,560,757	977,890
Long-term investments	86,091	15,513
Property, equipment and improvements, net	67,863	62,263
Deferred income taxes	7,188	17,794
Capitalized software, net	86,866	82,400
Goodwill	532,375	527,151
Other purchased intangibles, less accumulated amortization of $207,647 (2008 — $177,839)	88,012	113,970
Other assets	38,732	29,341

Total assets	$2,467,884	$1,826,322

Liabilities and equity

Current liabilities:
Accounts payable	$20,202	$26,300
Accrued compensation and related expenses	84,426	80,031
Accrued income taxes	24,484	17,562
Other accrued liabilities	138,931	124,050
Deferred revenue	234,761	211,903
Convertible subordinated notes	417,321	—

Total current liabilities	920,125	459,846

Other liabilities	42,628	44,788
Deferred income taxes	49,611	11,898
Long-term tax liability	58,350	32,082
Long-term deferred revenue	5,855	4,535
Convertible subordinated notes	—	438,299
Convertible senior notes	329,565	—
Temporary equity — convertible subordinated notes	2,547	—

Commitments and contingent liabilities

Sybase, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none Issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 105,337,362 shares issued and 80,426,337 shares outstanding (2008 — 105,337,362 shares issued and 79,571,991 shares outstanding)	105	105
Additional paid-in capital	1,175,206	1,103,685
Accumulated earnings	497,728	330,724
Accumulated other comprehensive income	49,302	36,912
Cost of 24,911,025 shares of treasury stock (2008 — 25,765,371 shares)	(668,275)	(641,647)

Total Sybase, Inc. stockholders’ equity	1,054,066	829,779
Noncontrolling interest	5,137	5,095

Total equity	1,059,203	834,874

Total liabilities and equity	$2,467,884	$1,826,322

(1)	As adjusted to reflect the adoption Financial Accounting Standards Board (FASB) amendments to existing guidance on convertible debt and noncontrolling interests. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”.
See accompanying notes.

Consolidated Statements of Operations

	For the years ended December 31
(In thousands, except per share data)	2009	2008 (1)	2007 (1)
Revenues:
License fees	$402,779	$383,661	$344,807
Services	571,198	572,090	544,209
Messaging	196,592	176,179	136,514

Total revenues	1,170,569	1,131,930	1,025,530

Costs and expenses:
Cost of license fees	58,692	67,342	53,114
Cost of services	153,112	160,604	157,790
Cost of messaging	128,423	107,757	82,598
Sales and marketing	252,972	285,376	266,995
Product development and engineering	138,140	146,932	152,571
General and administrative	133,235	138,980	129,319
Amortization of other purchased intangibles	15,142	14,716	13,783
Cost of restructuring	1,144	167	797

Total costs and expenses	880,860	921,874	856,967

Operating income	289,709	210,056	168,563
Interest income	7,902	23,813	33,521
Interest expense and other income, net	(39,602)	(30,844)	(28,569)

Total other-than-temporary impairment losses	(3,609)	(13,387)	—
Losses recognized in (reclassified from) other comprehensive income	(2,341)	—	—

Total other-than-temporary impairment losses recognized in earnings	(5,950)	(13,387)	—

Income before income taxes	252,059	189,638	173,515
Provision for income taxes	88,000	61,451	34,388

Net income	$164,059	$128,187	$139,127

Less: Net income (loss) attributable to the noncontrolling interest	42	(51)	(12)

Net income attributable to Sybase, Inc.	$164,017	$128,238	$139,139

Basic net income per share attributable to Sybase, Inc. common stockholders	$2.01	$1.54	$1.52

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,118	82,060	90,019

Diluted net income per share attributable to Sybase, Inc. common stockholders	$1.86	$1.46	$1.49

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	86,981	86,264	91,717

(1)	As adjusted due to the adoption of FASB amendments to existing guidance on convertible debt, noncontrolling interests, and earnings per share computations. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”
See accompanying notes.

Consolidated Statements of Stockholders’ Equity

	Three years ended December 31, 2009
					Accumulated
	Common stock		Additional	Accumulated	Other
	Outstanding	Par	paid-in	Earnings/	Comprehensive	Treasury	Noncontrolling
(Dollars and shares in thousands)	Shares	Value	Capital (1)	(Deficit) (1)	Income/(Loss)	Stock	Interest (1)	Total
Balances at December 31, 2006	91,282	$105	$1,026,840	$76,299	$40,850	$(268,313)	$5,158	$880,939

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	2,514	—	3,985	(338)	—	37,543	—	41,190
Acquisition of treasury stock	(6,586)	—	—	—	—	(166,738)	—	(166,738)
Stock-based compensation — restricted Stock	—	—	10,155	—	—	—	—	10,155
Stock-based compensation — all other	—	—	13,889	—	—	—	—	13,889
Tax benefit from stock-based Compensation plans	—	—	14,229	—	—	—	—	14,229

Subtotal	87,210	105	1,069,098	75,961	40,850	(397,508)	5,158	793,664
Net income	—	—	—	139,139	—	—	(12)	139,127
Foreign currency translation adjustments	—	—	—	—	26,881	—	—	26,881
Unrealized losses on marketable securities	—	—	—	—	(540)	—	—	(540)
Pension liability adjustments	—	—	—	—	(237)	—	—	(237)

Comprehensive income								165,231

Balances at December 31, 2007	87,210	$105	$1,069,098	$215,100	$66,954	$(397,508)	$5,146	$958,895

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,313	—	594	(12,614)	—	61,972	—	49,952
Acquisition of treasury stock	(10,951)	—	—	—	—	(306,111)	—	(306,111)
Stock-based compensation — restricted Stock	—	—	10,236	—	—	—	—	10,236
Stock-based compensation — all other	—	—	12,279	—	—	—	—	12,279
Tax benefit from stock-based Compensation plans	—	—	11,478	—	—	—	—	11,478

Subtotal	79,572	105	1,103,685	202,486	66,954	(641,647)	5,146	736,729
Net income	—	—	—	128,238	—	—	(51)	128,187
Foreign currency translation adjustments	—	—	—	—	(30,877)	—	—	(30,877)
Unrealized gains on marketable securities	—	—	—	—	835	—	—	835

Comprehensive income								98,145

Balances at December 31, 2008	79,572	$105	$1,103,685	$330,724	$36,912	$(641,647)	$5,095	$834,874

Common stock issued and treasury stock reissued under stock option, stock purchase plans and other	3,613	—	4,209	(3,713)	—	67,496	—	67,992
Acquisition of treasury stock	(2,759)	—	—	—	—	(94,124)	—	(94,124)
Stock-based compensation — restricted Stock	—	—	13,788	—	—	—	—	13,788
Stock-based compensation — all other	—	—	12,608	—	—	—	—	12,608
Tax benefit from stock-based Compensation plans	—	—	17,678	—	—	—	—	17,678
Cumulative accounting change to reclassify noncredit impairments previously recognized in earnings	—	—	—	6,700	(6,700)	—	—	—
Issuance of convertible senior notes	—	—	44,487	—	—	—	—	44,487
Extinguishment and conversion of convertible subordinated notes	—	—	(18,702)	—	—	—	—	(18,702)
Temporary equity — convertible subordinated notes	—	—	(2,547)	—	—	—	—	(2,547)

Subtotal	80,426	105	1,175,206	333,711	30,212	(668,275)	5,095	876,054
Net income	—	—	—	164,017	—	—	42	164,059
Foreign currency translation adjustments	—	—	—	—	15,694	—	—	15,694
Decrease in noncredit other-than- temporary impairment losses	—	—	—	—	1,410	—	—	1,410
Losses recognized in (reclassified from) other comprehensive income	—	—	—	—	2,341	—	—	2,341
Unrealized gains on all other marketable securities	—	—	—	—	62	—	—	62
Pension liability adjustments	—	—	—	—	(417)	—	—	(417)

Comprehensive income								183,149

Balances at December 31, 2009	80,426	$105	$1,175,206	$497,728	$49,302	$(668,275)	$5,137	$1,059,203

(1)	As adjusted to reflect the adoption FASB amendments to existing guidance on convertible debt and noncontrolling interests. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”
See accompanying notes.

Consolidated Statements of Cash Flows

	For the years ended December 31
(Dollars in thousands)	2009	2008 (1)	2007 (1)
Cash flows from operating activities:
Net income	$164,059	$128,187	$139,127
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	98,700	105,915	87,923
Loss on disposal of assets	87	2,498	37
Impairment of investment in auction rate securities	5,950	13,387	—
Deferred income taxes	7,762	(12,733)	(20,722)
Stock-based compensation — restricted stock	13,788	10,236	10,155
Stock-based compensation — all other	12,608	12,279	13,889
Tax benefit from stock-based compensation plans	17,678	11,478	14,229
Excess tax benefit from stock-based compensation plans	(17,015)	(11,182)	(14,485)
Imputed interest expense for convertible notes	23,316	17,823	16,786
Amortization of note issuance costs	2,331	1,609	1,608
Changes in assets and liabilities:
Accounts receivable	(2,335)	(25,985)	(23,232)
Prepaid income taxes	(822)	12,672	(17,604)
Other current assets	421	(8,963)	372
Other assets — operating	(3,267)	4,218	2,202
Accounts payable	(6,101)	(4,740)	6,784
Accrued compensation and related expenses	3,978	7,508	3,708
Accrued income taxes	30,363	27,509	12,852
Other accrued liabilities	10,462	(5,706)	9,617
Deferred revenues	24,178	7,767	11,288
Other liabilities	(2,041)	1,737	(520)

Net cash provided by operating activities	384,100	295,514	254,014

Cash flows from investing activities:
(Increase) Decrease in restricted cash	(169)	610	2,590
Purchases of investments	(396,126)	(16,275)	(280,632)
Maturities of investments	91,608	38,299	241,292
Sales of investments	1,261	80,982	190,778
Business combinations, net of cash acquired	—	(35,368)	(6,848)
Purchases of property, equipment and improvements	(34,201)	(32,320)	(23,839)
Capitalized software development costs	(46,211)	(50,706)	(36,431)
(Increase) Decrease in other assets — investing	20	138	(188)

Net cash provided by (used for) investing activities	(383,818)	(14,640)	86,722

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	389,379	—	—
Extinguishment and conversion of convertible subordinated notes	(58,430)	—	—
Repayments of long-term obligations	(1,177)	(910)	(1,582)
Net proceeds from the issuance of common stock and reissuance of treasury stock	67,992	49,953	41,190
Purchases of treasury stock	(94,124)	(306,111)	(166,738)
Excess tax benefit from stock-based compensation plans	17,015	11,182	14,485

Net cash provided by (used for) financing activities	320,655	(245,886)	(112,645)

Effect of exchange rate changes on cash	14,851	(28,432)	21,414

Net increase in cash and cash equivalents	335,788	6,556	249,505
Cash and cash equivalents, beginning of year	611,364	604,808	355,303

Cash and cash equivalents, end of year	$947,152	$611,364	$604,808

Supplemental disclosures:
Interest paid	$9,320	$9,543	$9,663
Income taxes paid, net of refunds	$24,494	$25,643	$43,345

(1)	As adjusted to reflect the adoption FASB amendments to existing guidance on convertible debt and noncontrolling interests. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”
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
In 2009, the Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile device management, mobile middleware platforms, database, synchronization, and Bluetooth and infrared protocol technologies; and Sybase 365 (SY365), which provides application services that allows customers to easily deliver and financially settle mobile data and messages, including short message services or SMS, multimedia messaging services or MMS, and GPRS roaming exchange services or GRX.
Principles of Consolidation
The consolidated financial statements include the accounts of Sybase and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. Sybase periodically evaluates its estimates including those relating to impairments of investments, goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, revenue recognition, restructuring, stock-based compensation, income taxes, litigation and other contingencies. The Company bases its estimates on historical experience, observable and unobservable inputs under the 3-level fair value hierarchy framework, and various other assumptions that are believed to be reasonable based on the specific circumstances. The Company’s management has discussed these estimates with the Audit Committee of Sybase’s Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
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

Concentration of Credit Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade receivables. Investment policies have been designed to limit investments to single-A credit instrument issuers and above at the time of purchase. As of December 31, 2009, investments classified as long-term cash investments includes six auction rate securities (ARS) with a par value of $28.9 million at the time of purchase and a current carrying value of $13.3million. The investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until it sells the securities in a secondary market which currently does not exist. See Note Two — “Financial Instruments.”
The Company does not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers, the short duration of its payment terms and by the diversification of the Company’s customer base.
As of December 31, 2009 the Company invested $629.2 million in various money market funds and in various geographies. FDIC insurance coverage related to these investments is insignificant.
Capitalized Software
The Company capitalizes software development costs in accordance with FASB guidance on accounting for costs of computer software to be sold, leased or otherwise marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a detailed program design as specified by this FASB guidance. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounted to $456.0 million and $409.8 million, at December 31, 2009 and 2008, respectively, and related accumulated amortization was $369.1 million, and $327.4 million, respectively. Capitalized software amortization and write-off charges included in cost of license fees were $41.5 million, $42.9 million and $33.1 million for 2009, 2008 and 2007, respectively.
FASB guidance on accounting for costs of computer software to be sold, leased or otherwise marketed also requires that the unamortized capitalized costs of a computer software product be compared to the net realizable value of such product at each reporting date. To the extent the unamortized capitalized cost exceeds the net realizable value of a software product based upon its estimated future gross revenues reduced by estimated future costs of completing and disposing of the product, the excess is written off. If the estimated future gross revenue associated with certain of the Company’s software products were to be reduced, write-offs of capitalized software costs might be required. Amortization of capitalized software cost includes write-offs of $3.2 million and $4.1 million in 2009 and 2008, respectively. There were no significant write-offs in 2007.
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
Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to FASB guidance on accounting for costs of computer software developed or obtained for internal use, are included in property, equipment and improvements. Such amounts are amortized over a three-year period which is the estimated economic life, from the time they are placed in service.

Goodwill and Other Purchased Intangible Assets
The Company accounts for goodwill and other purchased intangible assets in accordance with FASB guidance on goodwill and other intangible assets. The Company conducted the annual impairment testing required by FASB guidance on goodwill and other intangible assets of the IPG, iAS, and SY365 operating units as of December 31, 2009, 2008, and 2007. The analysis for these years indicated the fair values of each reporting unit substantially exceeded the reporting units’ corresponding carrying values. Therefore, no impairment loss was recognized for these years.
Other purchased intangible assets have generally resulted from business combinations accounted for as purchases (see Note Thirteen — “Business Combinations” below). Other purchased intangibles with determinate lives are amortized using the straight-line method over periods of 3 to 10 years to align with timing of expected future cash flows. Other purchased intangibles with indeterminate lives (e.g., trade names) are not amortized, but rather evaluated annually for impairment. No impairments were recorded for 2009, 2008 or 2007.
Impairment of Long-Lived Assets
The Company complies with the provisions of FASB guidance on accounting for the impairment or disposal of long-lived assets, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and other purchased intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. In 2009, the Company wrote off $1.2 million of certain purchased technologies. In 2008, the Company wrote off $4.5 million of certain purchased technologies and $2.5 million of internal use software. There were no such significant impairment losses in 2007.
Revenue Recognition
The Company derives revenues from three primary sources: the licensing of software, primarily under perpetual software licenses, which are recorded as license fee revenue; the provision of services which primarily include technical support revenues, consulting, and education revenues; and the delivery of electronic messages.
License and Services Revenues
The Company recognizes revenue in accordance with FASB guidance on software revenue recognition and, in certain instances, in accordance with FASB guidance on accounting for performance of construction-type and certain production-type contracts or SEC Staff guidance for revenue recognition. The Company licenses software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable, and (d) collectability is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer and all other revenue recognition criteria are met.
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
Sublicense fees are recognized as reported to the Company by its licensees. License fee revenues from sublicense transactions for certain application development and data access tools are recognized upon direct shipment to the end user or direct shipment to the reseller for the end user. If collectability is not reasonably assured, revenue is recognized when the fee is collected and all other revenue recognition criteria are met.

Technical support revenues are recognized ratably over the term of the related agreements, which in most cases is one year.
Revenues from consulting services most often include assistance with data and system migration, data base or system administration services, performance enhancements and education. Services provided under time and materials contracts are recognized as services are performed. Revenues from fixed price arrangements are recognized based on the proportional performance of the project, with performance measured based on hours of work performed.
Message Revenues
The Company recognizes messaging revenue in accordance with SEC Staff guidance pertaining to revenue recognition, FASB guidance pertaining to arrangements with multiple deliverables, and FASB guidance pertaining to reporting revenue gross as a principal versus net as an agent. The Company recognizes revenue when (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the amount of the fees to be paid by the customer is fixed and determinable; and (d)) the collection of the fees is reasonable assured.
The Company generates a significant portion of its messaging revenue from per message transaction fees and, to a lesser extent, from fixed price messaging arrangements providing for the delivery of an unlimited number of messages for a specified period of time, and revenue share agreements related to third party content. Assuming all other criteria have been met the Company recognizes revenue from transaction fees based upon the number of messages successfully processed by its platforms and delivered in accordance with the terms of its arrangements. The Company recognizes revenue from the fixed price messaging arrangements ratably over the period of time specified in the agreement
In some instances mobile operators, content providers, and other enterprises enter into revenue sharing arrangements with the Company. Under a standard revenue sharing transaction the Company delivers content from a third party provider to the cell phone of a mobile operator’s subscriber. Third party content includes, among other, ringtones, wallpapers, interactive games, competitions, directory inquiry services, and information services. The subscriber is invoiced by their mobile operator, who upon receipt of payment, remits a portion of the charge to the Company. Upon payment from the mobile operator, the Company remits payment to the third party content provider. In accordance with FASB guidance, the Company has determined that it acts as an agent under these revenue sharing arrangements and accordingly, record as revenue the net amount retained by the Company. The net amount retained by the Company reflects the gross amount billed the operator less amounts due to the third party content provider.
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
In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain transactional balances that are denominated in foreign currencies through the use of short-term foreign currency forward exchange contracts. For the most part, these exposures consist of inter-company balances between Sybase entities resulting from software license royalties, accounts receivable, intercompany messaging revenues and expenses, and certain management, research, and administrative services. These exposures are denominated in many foreign currencies, primarily the Euro, South African rand, UK pound, and Singapore dollar. These forward exchange contracts are recorded at fair value and the resulting gains and the losses, as well as the associated premiums or discounts, are recorded in interest expense and other, net in the consolidated statements of operations and are offset by corresponding gains and losses on hedged balances. All foreign exchange contracts have a life of approximately 30 days. The Company does not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in interest expense and other, net. Net foreign exchange transaction gains (losses) included in interest expense and other, net were ($1.7) million, ($4.2) million, and $0.3 million in 2009, 2008 and 2007, respectively.
Income Taxes
When the Company prepares its financial statements, the Company estimates its income taxes based on the various jurisdictions where it conducts business. Significant judgment is required in determining its worldwide income tax provision. The Company estimates its current tax liability and assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are show on its consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be realized. To the extent the Company believes that realization is not more likely than not (a likelihood of more than 50 percent), the Company establishes a valuation allowance. When the Company establishes a valuation allowance or increases this allowance in an accounting period, the Company records a corresponding tax expense in its statement of operations.
The Company reviews the need for a valuation allowance to reflect uncertainties about whether it will be able to utilize some of its deferred tax assets before they expire. The valuation allowance analysis is based on the Company’s estimates of taxable income for the jurisdictions in which it operates and the periods over which its deferred tax assets will be realizable.
The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not (a likelihood of more than 50 percent) that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The Company’s evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in its income tax expense in the period in which the Company makes the change, which could have a material impact on its effective tax rate and operating results.

Stock-Based Compensation
The Company’s stock-based employee compensation plans are described in Note Seven — Stockholders’ Equity.
The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note Seven — Stockholders’ Equity. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. The Company amortizes the fair value of options on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods. The Company amortizes the fair value of restricted stock on a straight-line basis over the restriction period.
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
Diluted net income per share is calculated using the more dilutive of two methods. Under both methods the exercise of stock options and stock appreciation rights are assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs:
1. Assume vesting of restricted stock using the treasury stock method.
2. Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.
Under both methods, the computation of diluted earnings per share also includes the dilutive effects, if any, of the Company’s convertible debt due to the appreciation of the Company’s stock price. Such computations include computing the excess, if any, of the average price of the Company’s common stock over the conversion price of $24.99 per share for its 2005 Notes and over the conversion price of $47.88 per share for its 2009 Notes. The Company calculates the average stock price in accordance with the terms of the debt agreements. The Company has consistently applied this policy to all periods in which either convertible debt had a dilutive effect on earnings per share. For the years ended December 31, 2009, 2008 and 2007 the two-class method was used in the computation because it was more dilutive than the treasury stock method. See Note Eight — “Convertible Notes.”
The following shows the computation of basic and diluted net income per share at December 31:

(In thousands, except per share data)	2009	2008 (1)	2007 (1)
Basic:
Net income attributable to Sybase, Inc.	$164,017	$128,238	$139,139
Less: Net income allocated to participating securities	(2,810)	(1,990)	(2,133)

Net income attributable to Sybase, Inc. common stockholders — basic	$161,207	$126,248	$137,006

Basic net income per share attributable to Sybase, Inc. common stockholders	$2.01	$1.54	$1.52

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,118	82,060	90,019

(In thousands, except per share data)	2009	2008 (1)	2007 (1)
Diluted:
Net income attributable to Sybase, Inc.	$164,017	$128,238	$139,139
Less: Net income allocated to participating securities	(2,592)	(1,895)	(2,094)

Net income attributable to Sybase, Inc. common stockholders — diluted	$161,425	$126,343	$137,045

Diluted net income per share attributable to Sybase, Inc. common stockholders	$1.86	$1.46	$1.49

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,118	82,060	90,019
Dilutive effect of stock options, restricted stock and stock appreciation rights	2,670	2,395	2,258
Dilutive effect of 2005 Notes	4,898	2,436	117

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under treasury stock method	87,686	86,891	92,394

Participating securities excluded under two-class method	(705)	(627)	(677)

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under two-class method	86,981	86,264	91,717

(1)	As adjusted to reflect the adoption of FASB amendments to existing guidance on convertible debt and noncontrolling interests, and earnings per share computations. See Note Eight — “Convertible Notes.”
The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share, were 1.3 million, 2.4 million and 3.1 million in 2009, 2008 and 2007, respectively. The Company excludes shares with combined exercise prices, unamortized fair values, and tax benefits that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
Comprehensive Income
Comprehensive income includes net earnings and other changes to stockholders’ equity not reflected in net income. Accumulated other comprehensive income consisted of the following at December 31 (in thousands):

	2009	2008
Foreign currency translation	$52,843	$37,149
Noncredit other-than-temporary impairment net of income taxes	(2,949)	—
Net unrealized gains on other marketable securities, net of income taxes	62	—
Pension liability adjustments	(654)	(237)

	$49,302	$36,912

Advertising
The Company expenses its advertising costs as they are incurred. The Company’s advertising expenses were approximately $6.6 million, $6.3 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Adopted Accounting Pronouncements
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

5.	Assets acquired and liabilities assumed in a business combination that arise from contingencies

6.	The determination of the useful life of intangible assets

7.	The effective date for application of fair value accounting standards to non-financial assets and liabilities

8.	Disclosures about derivative instruments and hedging activities

Convertible debt
The convertible debt accounting guidance amendments require issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments. Retrospective adoption is required. As a result, interest expense for all periods presented is now imputed and recognized on the Company’s convertible subordinated notes issued in 2005 (“2005 Notes”) based on the 6.09 percent nonconvertible debt borrowing rate which would have applied to the Company when it issued the 2005 Notes. Previously, interest expense was recognized based on the 1.75 percent stated rate. See Note Eight — “Convertible Notes.”
In accordance with the transition provisions of the accounting guidance amendments, the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a reduction to deferred tax asset of $34.0 million. The $85.0 million discount is amortized to interest expense and is included in Interest expense and other, net in the Company’s statement of operations. Amortization totaled $18.3 million, $17.8 million, and $16.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. The impact on the Company’s financial position as of December 31, 2008, results of operations for the years ended December 31, 2008 and 2007, and cash flows for the years ended December 31, 2008 and 2007 from the adoption of the accounting guidance amendments is presented in the tables below.
Noncontrolling interests
The noncontrolling interest accounting guidance amendments establish accounting and reporting standards for the noncontrolling interest in a subsidiary and deconsolidation of a subsidiary. The accounting guidance amendments changed the presentation of the Company’s noncontrolling interests in its balance sheet and statement of operations. Specifically, noncontrolling interests now appear as a separate component of the Company’s consolidated equity on the balance sheet rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests. Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position as of December 31, 2008, results of operations for the years ended December 31, 2008 and 2007, and cash flows for the years ended December 31, 2008 and 2007 from the adoption of guidance amendments is presented in the tables below.
Earnings per share computations
The earnings per share computation accounting guidance amendments define unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities. As participating securities, such instruments are included in computing basic and diluted earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. The Company’s unvested restricted stock awards granted to employees are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. The Company retrospectively adopted the earnings per share amendments. The impact on the Company’s net income per share for the years ended December 31, 2008 and 2007 from the adoption of the accounting guidance amendments are presented in the tables below.

	December 31, 2008			December 31, 2008
	Consolidated Balance			Consolidated Balance
	Sheet	Adjustments		Sheet
	As Previously	Convertible	Noncontrolling	Retrospectively
(In thousands)	Reported	Subordinated Debt	Interests	Adjusted
Deferred income taxes	$26,474	$(8,680)		$17,794
Other assets	$29,756	$(415)		$29,341
Minority interest	$5,095		$(5,095)	—
Convertible subordinated notes	$460,000	$(21,701)		$438,299

Additional paid-in capital	$1,054,517	$49,168		$1,103,685
Accumulated earnings	$367,286	$(36,562)		$330,724
Noncontrolling interest	—		$5,095	$5,095

	December 31, 2008			December 31, 2007
		As	Effect of			Effect of
(In thousands, except per share amounts)	As Adjusted	Reported	Change	As Adjusted	As Reported	Change
Interest expense and other, net and net impairment losses recognized in earnings	$(44,231)	$(26,768)	$(17,463)	$(28,569)	$(12,144)	$(16,425)
Minority interest	—	$51	$(51)	—	$12	$(12)
Income before income taxes	$189,638	$207,152	$(17,514)	$173,515	$189,952	$(16,437)
Provision for income taxes	$61,451	$68,581	$(7,130)	$34,388	$41,102	$(6,714)
Net income	$128,187	$138,571	$(10,384)	$139,127	$148,850	$(9,723)
Net loss attributable to the noncontrolling interest	$51	—	$51	$12	—	$12
Net income attributable to Sybase, Inc.	$128,238	—	$128,238	$139,139	—	$139,139
Basic net income per share	—	$1.69		—	$1.65
Diluted net income per share	—	$1.59		—	$1.61
Basic net income per share attributable to Sybase, Inc. common stockholders	$1.54	—		$1.52	—
Diluted net income per share attributable to Sybase, Inc. common stockholders	$1.46	—		$1.49	—

	December 31, 2008			December 31, 2008
	Consolidated Statement			Consolidated Statement
	Of Cash Flows	Retrospective Adjustments		Of Cash Flows
		Convertible	Noncontrolling
(In thousands)	As Previously Reported	Subordinated Debt	Interests	Retrospectively Adjusted
Net income	$138,571	$(10,333)	$(51)	$128,187
Minority interest	$(51)	—	$51	—
Deferred income taxes	$(5,603)	$(7,130)		$(12,733)
Imputed interest expense for convertible notes	—	$17,823	—	$17,823
Amortization of note issuance costs	$1,969	$(360)		$1,609

	December 31, 2007			December 31, 2007
	Consolidated Statement			Consolidated Statement
	Of Cash Flows	Retrospective Adjustments		Of Cash Flows
		Convertible	Noncontrolling
(In thousands)	As Previously Reported	Subordinated Debt	Interests	Retrospectively Adjusted
Net income	$148,850	$(9,711)	$(12)	$139,127
Minority interest	$(12)	—	$12	—
Deferred income taxes	$(14,008)	$(6,714)		$(20,722)
Imputed interest expense for convertible notes	—	$16,786	—	$16,786
Amortization of note issuance costs	$1,969	$(361)		$1,608

Business Combinations
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
Except for certain income tax accounting, the accounting guidance amendments apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of the accounting guidance amendments will depend on future acquisitions. The accounting guidance amendments apply retrospectively to the Company’s deferred tax asset valuation allowance relating primarily to our acquired federal tax loss carryforwards. Under the accounting guidance amendments, any tax benefit will now be credited to the Company’s operations. As of December 31, 2009, approximately $18.0 million of the Company’s valuation allowance related to acquired federal tax loss carryforwards. During the year ending December 31, 2009, approximately $3.5 million of this valuation allowance was released. The Company evaluates its valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which the Company operates, prudent and feasible tax planning strategies, current taxable income, and forecasted future taxable income.
Assets acquired and liabilities assumed in a business combination that arise from contingencies
In April 2009, FASB amended the business combination accounting changes the Company adopted January 1, 2009. The new amendment addresses provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment reverses the business combination changes for acquired contingencies the Company adopted January 1, 2009. It requires such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with contingency accounting guidance. This amendment is effective retrospectively for the Company’s business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of the amendment will depend on future acquisitions.
The determination of the useful life of intangible assets
The accounting guidance amendments to the determination of the useful life of intangible assets change the disclosure of the factors considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these accounting guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
Disclosures about derivative instruments and hedging activities
The accounting guidance amendments to disclosure requirements related to derivative instruments and hedging activities require qualitative disclosures about objectives and strategies for using derivatives. They also require quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of the accounting guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
Recognition and presentation of other-than-temporary impairments
Recognition and presentation amendments related to guidance on other-than-temporary impairment recognition provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The accounting guidance amendments also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Upon adoption of the accounting guidance amendments on April 1, 2009, the Company recorded a cumulative accounting change to reclassify noncredit impairments previously recognized in earnings. The effect of such change increased retained earnings $6.7 million and decreased accumulated other comprehensive income $6.7 million upon adoption. See Note Two — “Financial Instruments.”
Disclosures about fair value of financial instruments
Disclosure guidance amendments related to fair value of financial instruments require an entity to provide disclosures about fair value of financial instruments in interim financial information. The adoption of the disclosure guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note Two — “Financial Instruments.”
Subsequent events
Subsequent event guidance amendments establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The subsequent event guidance amendments also require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.. The adoption of the subsequent event guidance amendments did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note Fifteen — Subsequent Events.
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
Recent Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating the potential impact of the provisions of this new guidance on its financial statements.
In January 2010, the FASB amended existing guidance to improve disclosures about fair value. The amendments require entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers, the reasons for any transfers in or out of Level 3, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The amendments also clarify the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective starting with the three month period ending March 31, 2010. The requirement to disclose information about purchases, sales, issuance, and settlements of recurring Level 3 measurements becomes effective with the three month period ending March 31, 2011. The Company plans to incorporate the new disclosures in future as prescribed.
Note Two: Financial Instruments
Cash, Cash Equivalents, and Short and Long-term Investments
Cash and Cash Equivalents
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
Short and Long-Term Investments
Short and long-term investments consist principally of short-term bank deposits, corporate notes and bonds, U.S. government obligations, mutual funds held in a Rabbi Trust, and Auction Rate Securities

(ARS) at December 31, 2009. Short and long-term investments consisted principally of short-term bank deposits, mutual funds held in a Rabbi Trust, and ARS at December 31, 2008.
Management determines the appropriate classification of short and long-term investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2009 and 2008, the Company has classified short-term bank deposits, corporate notes and bonds, U.S. government obligations, and ARS as available-for-sale and investments in mutual funds held in a Rabbi Trust as trading securities.
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
When assessing whether a decline in fair values is temporary or OTTI, the Company considers various factors including: the significance of the decline in value compared to the cost basis; how long the fair value of the security has been less than its cost basis; the quality and estimated value of the investments held by the trust/issuer; the financial condition and credit rating of the trust, issuer, sponsors, and insurers; in the case of auction rate securities, the frequency of the auction function failing; the expected market volatility and the market and economy in general; analyst reports and forecasts; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
When calculating the present value of expected cash flows to determine the credit loss portion of the OTTI, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations consider an analysis of observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to the collectability of the security. The amortized cost basis of a debt security is reduced for any credit loss portion of the impairment recorded to earnings.
Prior to April 1, 2009, the entire OTTI charge was recognized in earnings for all debt securities.
At December 31, 2009 and 2008, cash equivalents, short term and long term investments and their amortized costs, unrealized gains and losses, OTTI recognized in accumulated OCI, and approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	OTTI	Fair Market
(In thousands)	Cost	Gains	Losses	In OCI	Value
December 31, 2009:
Cash and cash equivalents	$947,155	$2	$(5)	$—	$947,152
Short-term bank deposits (maturities of one year or less)	43,512	—	—	—	43,512
Short-term corporate notes and bonds (maturities of one year or less)	119,616	82	(29)	—	119,669
Short-term U.S. government obligations (maturities of one year or less)	64,071	43	(7)	—	64,107
Trading securities	11,944	—	—	—	11,944
Long-term corporate notes and bonds (maturities over one year)	18,783	—	(5)	(2,949)	15,829
Long-term U.S. government obligations (maturities over one year)	70,179	11	(31)	—	70,159
Long-term equity security	103	—	—	—	103

	$1,275,363	$138	$(77)	$(2,949)	$1,272,475

December 31, 2008:
Cash and cash equivalents	$611,364	$—	$—	$—	$611,364
Short-term bank deposits (maturities of one year or less)	51	—	—	—	51
Trading securities	8,638	—	—	—	8,638
Long-term corporate notes and bonds (maturities over one year)	15,513	—	—	—	15,513

	$635,566	$—	$—	$—	$635,566

There were no unrealized gains or losses at December 31, 2008. The following table summarizes the fair value and gross unrealized losses related to 46 available for sale marketable securities and five which are subject to the amended recognition guidance, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position for less than and greater than 12 months, at December 31, 2009:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		Greater Than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Corporate notes and bonds [1]	$65,951	$(39)	$13,210	$(2,949)
U.S government obligations	70,538	(38)	—	—

Totals	$136,489	$(77)	$13,210	$(2,949)

[1]	The unrealized losses shown in the Greater-than-12-Months column were recognized in earnings in prior periods. Upon the April 1, 2009 adoption of the FASB amendments to other-than-temporary impairment guidance, the Company reclassified the noncredit related other-than-temporary impairment charges from retained earnings to other comprehensive income. See Note One — “Summary of Significant Accounting Policies.”
On December 31, 2009, long-term investments include $13.3 million of ARS with an aggregate par value of $28.9 million. ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates at 28 day intervals to provide short term liquidity. The underlying collateral of the ARS the Company holds consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. As of December 31, 2009, five of the ARS had withdrawn credit ratings. The credit rating on a sixth ARS was Caa2. In addition, the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until it sells the securities in a reasonable secondary market which currently does not exist.
Through March 31, 2009, the Company recorded $15.2 million of OTTI charges to earnings for its ARS, including the one equity security investment which is not subject to the recently amended guidance.
Upon the April 1, 2009 adoption of the FASB amendments to OTTI guidance, the Company recorded a cumulative accounting change to reclassify the noncredit portion of OTTI previously recorded in earnings from retained earnings to accumulated other comprehensive income in the amount of $6.7 million. The aggregate amortized cost basis for the five out of six ARS which fell within the scope of the amendments totaled $20.3 million as of April 1, 2009. During the quarter ending June 30, 2009, the Company reclassified $0.4 million of the other-than-temporary impairment losses from accumulated other comprehensive income to earnings. During the quarter ending September 30, 2009 the coupon rate one ARS pays the Company was changed. The new rate became fixed at an annualized rate of approximately 2.3 percent rather than continuing to fluctuate with LIBOR. In addition, Moody’ downgraded this ARS from Baa1 to Caa2 during the quarter and then subsequently withdrew coverage. Primarily as a result of these events, the Company reclassified $2.3 million of the other-than-temporary impairment losses from accumulated other comprehensive income to earnings and recognized further credit-related other-than-temporary impairment losses of $1.4 million during the quarter ending September 30, 2009. As such, the aggregate amortized cost basis of these ARS totaled $16.2 million as of December 31, 2009.
A rollforward of amortized cost, cumulative OTTI recognized in earnings and accumulated OCI is as follows:

		Cumulative			Total
	Amortized	OTTI in	Unrealized	OTTI loss	accumulate
(In thousands)	Cost	earnings	(gain) loss	in OCI	d OCI
Balance at April 1, 2009	20,311	3,589	—	6,699	6,699
Unrealized gain	—	—	(996)		(996)
Reclassification to earnings	(388)	388	—	(388)	(388)

Balance at June 30, 2009	19,923	3,977	(996)	6,311	5,315
Unrealized gain	—	—	(1)		(1)
OTTI recognized	(1,441)	1,441	—	371	371
Reclassification to earnings	(2,289)	2,289	—	(2,289)	(2,289)

Balance at September 30, 2009	16,193	7,707	(997)	4,393	3,396
Unrealized gain	—	—	(413)	—	(413)
OTTI recognized	—	—	—	—	—
Reclassification to earnings	(34)	34	—	(34)	(34)

Balance at December 31, 2009	16,159	7,741	(1,410)	4,359	2,949

Restricted Cash
At December 31, 2009, the Company had approximately $18.0 million in restricted cash set aside for litigation in the US, a guarantee against certain payroll and lease obligations in United Kingdom, France, Norway, Denmark, and a Bank Guarantee in India.
Foreign Currency Forward Exchange Contracts
At December 31, 2009, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $12.0 million, $43.1 million, and $0.6 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amount of $1.0 million and to exchange British Pounds for South African Rand in the amount of $0.3 million. At December 31, 2008, the Company had outstanding forward contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amounts of $2.5 million and $37.3 million, respectively, and to exchange U.S. dollars into various foreign currencies in the amount of $23.1 million, and to exchange British Pounds for South African Rand in the amount of $8.9 million. All foreign currency forward contracts are marked-to-market at the end of each reporting period with unrealized gains and losses included in other income.
Fair Value Measurements
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

December 31, 2009:	Level 1	Level 2	Level 3	Total
Money market funds	$629,162	—	—	$629,162

Trading securities	11,944	—	—	11,944

Available-for-sale investments	366,194	—	$13,313	379,507

Total	$1,007,300	—	$13,313	$1,020,613

December 31, 2008:	Level 1	Level 2	Level 3	Total
Money market funds	$493,113	—	—	$493,113

Trading securities	$8,638	—	—	8,638

Available-for-sale investments	63,573	—	$15,513	79,086

Total	$565,324	—	$15,513	$580,837

Money market funds are included in cash and cash equivalents on the Company’s consolidated balance sheet. Level 1 available-for-sale investments consist of short-term bank deposits and debt securities. These investments are included in cash and cash equivalents and short-term and long-term investments on the Company’s consolidated balance sheet. Level 1 trading securities are the defined set of mutual funds that are invested as directed by participants of the Rabbi Trust established related to the Company’s deferred compensation plan. The trading securities are included in short-term cash investments on the Company’s consolidated balance sheet. Level 3 assets consist of six ARS.
The fair values of the ARS as of December 31, 2009 are based on an estimation employing a discounted cash flow model for each of the six ARS using credit related discount rates and term to recovery as key inputs. The ARS are included in long-term investments on the Company’s consolidated balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2009 (in thousands):

Auction Rate
Securities
Balance at December 31, 2008	$15,513
Impairment loss included in net impairment losses recognized in earnings	(5,950)
Change in total other-than-temporary impairment recognized in accumulated other comprehensive income	3,750

Balance at December 31, 2009	$13,313

As of December 31, 2009 and 2008, the Company did not have any material liabilities that are measured at fair value on a recurring basis.

Note Three: Property, Equipment and Improvements

			Estimated useful
(In thousands)	2009	2008	lives
Computer equipment and software	$270,936	$241,684	3 to 5 years
Furniture and fixtures	59,550	58,603	5 to 10 years
Leasehold improvements and real property	83,732	77,188	Improvements over shorter of 5 years or lease term; property over 7 to 40 years

	414,218	377,475
Less accumulated depreciation	(346,355)	(315,212)

Net property, equipment and improvements	$67,863	$62,263

Depreciation expense amounted to $28.0 million, $29.7 million and $27.5 million in 2009, 2008 and 2007, respectively. Included in operating expenses is the Company’s write-off of $2.5 million of internal use software in 2008.
Note Four: Goodwill and Other Purchased Intangibles
The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) by reporting unit.

(In thousands)	IPG	iAS	SY365	Consolidated Total
Balance at January 1, 2008	$92,192	$110,392	$330,755	$533,339
Goodwill recorded on Cable & Wireless acquisition	—	—	12,457	12,457

Goodwill recorded on Paybox acquisition	—	—	8,872	8,872

Reduction in goodwill recorded on Mobile 365 acquisition	—	—	(155)	(155)

Reduction for utilization of acquired tax assets	(17,149)	(7,367)	(937)	(25,453)
Foreign currency translation adjustments and other	(1,158)	(237)	(514)	(1,909)

Balance at December 31, 2008	$73,885	$102,788	$350,478	$527,151

Addition to goodwill recorded for Cable & Wireless acquisition earnout payment	—	—	1,053	1,053

Addition to goodwill recorded for Paybox acquisition earnout payment	—	—	3,290	3,290

Foreign currency translation adjustments and other	494	103	284	881

Balance at December 31, 2009	$74,379	$102,891	$355,105	$532,375

The following table reflects the carrying amounts and accumulated amortization of other purchased intangible assets:

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/08	12/31/08
Purchased technology	$172,511	$(139,522)	$32,989	$169,758	$(125,265)	$44,493

AvantGo tradenames	3,100	—	3,100	3,100	—	3,100

Afaria tradenames	4,000	—	4,000	4,000	—	4,000

Covenant not to compete	319	(319)	—	319	(271)	48

Customer lists	115,729	(67,806)	47,923	114,632	(52,303)	62,329

Totals	$295,659	$(207,647)	$88,012	$291,809	$(177,839)	$113,970

Purchased technology is amortized over a period of 3 to 7 years; covenant not to compete is amortized over a period of 3 years; customer lists are amortized over a period of 5 to 10 years. The AvantGo and Afaria tradenames are assigned an indeterminate life and are not amortized but instead tested for impairment in the same manner as goodwill. At December 31, 2009, the weighted average amortization period of the gross carrying value of other purchased intangible assets was 7.3 years. At December 31, 2009, the weighted average amortization period of the gross carrying value of purchased technology and customer lists were 6.5 years and 7.8 years, respectively. Amortization expense for other purchased intangibles totaled $29.1 million, $33.4 million and $27.4 million in 2009, 2008 and 2007, respectively.
The Company reviews its other purchased intangible assets for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires the Company to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates, technology obsolescence, customer terminations including message customers due to technology interoperability and other factors could result in impairment losses associated with other purchased intangible assets. Cost of license fees includes the Company’s write-off of $1.2 million and $4.5 million of certain purchased technologies in 2009 and 2008, respectively. There were no such write-offs in 2007.
Estimated amortization expense for other purchased intangibles in each of the next five years ending December 31, is as follows (in thousands):

2010	25,746
2011	20,436
2012	13,830
2013	11,844
2014	1,744
Note Five: Other Assets
Other assets consist of the following (in thousands):

	2009	2008 (1)
Deposits	$25,004	$23,693
Other	13,728	5,648

	$38,732	$29,341

(1)	As adjusted to reflect the adoption of the FASB amendment to existing guidance on convertible debt. See Note One — “Summary of Significant Accounting Policies.”

Deposits include a $13.9 million security deposit on a 15-year non-cancelable lease for the Company’s Dublin, California facility at December 31, 2009 and 2008. Other includes capitalized note issuance costs related to the Company’s issuance of the 2009 Notes and 2005 Notes of $8.1 million and $1.8 million as of December 31, 2009 and 2008, respectively. Such costs are amortized to interest expense on a straight-line basis starting on the issuance date over a five year period which corresponds to each notes earliest put date. See Note Eight — “Convertible Notes.”
Note Six: Lease Obligations, Other Liabilities, Commitments and Guarantees
Capital Lease
The Company leases office space and equipment under non-cancelable capital leases that expire through October 2019.
In May of 2003, the Company entered into a 15-year capital lease for a new facility in Waterloo, Canada. The lease requires monthly payments of approximately $92,175, which includes both principal and interest commencing October 2004 through October 2019. Gross assets of approximately $9.2 million and accumulated depreciation of $3.2 million have been recorded in relation to this capital lease as of December 31, 2009. This capital lease asset is captured on the Company’s balance sheet within property, equipment and improvements, net. The corresponding liability is captured within other liabilities.
Future minimum lease payments under capital lease obligations at December 31, 2009 are as follows (dollars in thousands):

2010	$1,106
2011	1,106
2012	1,106
2013	1,106
2014	1,106
Thereafter	5,299

Sub-total	10,829
Less amount representing interest	3,575

Total minimum lease payments	$7,254

Sale-and-Leaseback
Upon completion of the Company’s acquisition of Extended Systems Incorporated (ESI) in October 2005, the Company assumed the obligations under a sale-and-leaseback transaction completed by ESI in September 2003 related to ESI’s headquarters in Boise, Idaho. The sale-and-leaseback is recorded as a financing transaction. Under the terms of the agreement the Company has an option to repurchase the building and land at any time before September 2013 at a price of $5.1 million. The gross proceeds received of $4.8 million are included in other long-term liabilities on the balance sheet at December 31, 2009.
As part of the agreement, ESI entered into a 10-year master lease for the building with annual lease payments, which are recorded as interest expense, equal to 9.2 percent of the sale price, or approximately $442,000. The Company is also obligated to pay all expenses associated with the building during the lease, including the costs of property taxes, insurance, operating expenses and repairs.

Leasehold Improvements Note
As part of the 15-year capital lease agreement entered into for the Company’s Waterloo, Canada facility (see discussion under Capital Lease Obligation above), the Company entered into an agreement with the landlord to finance approximately $1.7 million of leasehold improvements at an annual interest rate of 8.76%. The loan requires monthly principal and interest payments of $17,413, commencing October 2004 through October 2019. The corresponding short term and long term liabilities totaled $0.1 million and $1.3 million at December 31, 2009, respectively.
Operating leases and Commitments
The Company leases, or has committed to lease, certain office facilities and equipment under operating leases expiring through 2020, which generally require Sybase to pay operating costs, including property taxes, insurance and maintenance. The facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index, increases in real estate taxes and operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the term of the lease.
Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of December 31, 2009 (including those provided for in the Company’s restructuring accrual) are as follows (dollars in thousands):

2010	$43,150
2011	33,776
2012	30,313
2013	24,294
2014	23,027
Thereafter	48,495

Total minimum lease payments*	$203,055

*	Minimum payments have not been reduced by minimum sublease rentals of $2.9 million due in the future under non-cancelable subleases.
The following schedule shows the composition of total rent expenses for all operating leases (dollars in thousands):

	Year ending December 31,
	2009	2008	2007
Rent expense	$47,990	$46,852	$47,913
Less: sublease rentals	3,496	3,401	4,011

	$44,494	$43,451	$43,902

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
Note Seven: Restructuring Costs
In 2004, 2002 and 2001 the Company embarked on restructuring aimed at reducing its annual expenses. The Company recorded restructuring charges to reflect these activities including future lease costs, reduced by estimated sublease payments.
The following table summarizes the activity associated with the balance of the accrued restructuring charges related to the plans through December 31, 2009 (Dollars in millions):

	Accrued Liabilities			Accrued Liabilities
	at	Amounts	Amounts Accrued	at
	12/31/08	Paid	(Reversed)	12/31/09
2004 Plan	2.3	(1.2)	1.2	2.3

2002 Plan	3.4	(2.6)	(0.1)	0.7

2001 Plan	0.7	(0.5)	—	0.2
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
During 2009, 2008 and 2007, the Company recognized additional restructuring charges under the plans related to revisions to expected sublease and amounts reflect the difference between the discounted amounts accrued and the actual payments.
Due to the length of some of the lease terms and the uncertainty of the real estate market, the Company expects to make periodic adjustments to the accrual balance to reflect changes in its estimates, and to reflect actual events as they occur.

Note Eight: Convertible Notes
Convertible Senior Notes Issued in 2009
On August 4, 2009, the Company issued $400.0 million of convertible senior notes (“2009 Notes”) through a private offering to qualified institutional buyers in the U.S. pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2009 Notes have imputed and stated interest rates of 8.1475 percent and 3.5 percent, respectively. The 2009 Notes rank equally in right of payment to any future senior indebtedness of Sybase and are structurally subordinated to any future indebtedness or other liabilities of our subsidiaries (other than inter-company obligations).
At the time of the private offering, on July 29, 2009, the Company’s Board of Directors approved a $150.0 million increase to the stock repurchase program to repurchase the Company’s common stock and/or the Company’s convertible notes. The Company bought back 1,973,500 shares of the Company’s common stock at a price of $35.47 per share for an aggregate price of $70.0 million and, extinguished 35,000 of the Company’s convertible subordinated notes (“2005 Notes”) for an aggregate price of $50.1 million plus $0.3 million in corresponding accrued interest. With issuance costs of $10.6 million and considering the repurchases discussed above, net cash proceeds to the Company totaled $269.0 million.
The 2009 Notes mature on August 15, 2029 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. The Company may redeem all or a portion of the 2009 Notes at par on and after August 20, 2014. The holders may require that the Company repurchase the 2009 Notes at par on August 15, 2014, August 15, 2019 and August 15, 2024.
Conversion Events and Conversion Value
The holders may convert the 2009 Notes into the right to receive the conversion value (i) in certain change in control transactions, (ii) if the 2009 Notes are redeemed by the Company, (iii) in certain specified corporate transactions, and (iv) when the trading price of the 2009 Notes does not exceed a minimum price level, and (v) at any time during the quarterly period following instances where the Company’s closing stock price exceeds 130% of the then current conversion price, or approximately $62.24, for at least 20 out of the last 30 trading days ending with the quarter’s last trading day. During the calendar quarter ended December 31, 2009 such closing stock price conversion right was not triggered.
The initial conversion rate on the 2009 Notes is 20.8836 shares of common stock per $1,000 principal amount of 2009 Notes. This is equivalent to an initial conversion price of approximately $47.88 per share of common stock. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value (as defined in the indenture governing the 2009 Notes). If the conversion value exceeds $1,000 on the conversion date of the notes, the Company will also deliver, at Sybase’s option, cash or common stock or a combination of cash and common stock with respect to the excess of the conversion value over the principal amount of the converted 2009 Notes. Based on the Company’s closing stock price on December 31, 2009 of $43.40, the total conversion value did not exceed the total principal value of the notes. The December 2009 ask price for 2009 Notes is $1,188.28 per $1,000 note, representing an approximate aggregate fair value of $475.3 million.
As of December 31, 2009, the outstanding principal amount of the 2009 Notes totaled $329.6 million net of unamortized discount of $70.4 million. Such debt discount is amortized to interest expense over a five year period ending August 15, 2014, the date on which holders of the 2009 Notes may first require the Company to repurchase all or a portion of their notes.
Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. In 2009, the Company recognized interest expense of $10.7 million associated with the 2009 Notes, which includes $5.0 million of amortization of debt discount.
The carrying amount of the equity component of the 2009 Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the 2009 Notes as of December 31, 2009 were as follows:

As of
December 31,
2009
(In millions)
Gross equity component of 2009 Notes	$75.5
Deferred tax asset reduction	(29.0)
Equity issuance costs	(2.0)

Equity component of 2009 Notes	$44.5

Principal amount of 2009 Notes	$400.0
Unamortized discount of 2009 Notes	(70.4)

Long term liability component of 2009 Notes	$329.6

Convertible Subordinated Notes Issued in 2005
On February 22, 2005, the Company issued through a private offering to qualified institutional buyers in the U.S. $460.0 million of convertible subordinated notes (“2005 Notes”) pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2005 Notes have imputed and stated interest rates of 6.09 percent and 1.75 percent, respectively, and are subordinated to all of the Company’s future senior indebtedness.
Interest is payable semi-annually in arrears on February 22 and August 22 of each year, commencing on August 22, 2005. The Company recognized interest expense of $26.0 million, $25.9 million, and $24.8 million for 2009, 2008, and 2007, respectively, which includes $18.3 million, $17.8 million, and $16.8 million of amortization of debt discount for 2009, 2008, and 2007, respectively.
As a result of the adoption of FASB amendments to prior guidance on convertible debt (see Note One — “Summary of Significant Accounting Policies”), the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and a reduction to deferred tax asset of $34.0 million. Such debt discount is amortized to interest expense over a five year period ending February 22, 2010, the date on which the holders of the 2005 Notes may first require the Company to repurchase all or a portion of their notes.
On February 1, 2010 the Company called the remaining balance of its 2005 Notes for redemption on March 3, 2010. There is approximately $413.7 million aggregate principal amount of the notes outstanding. The holders’ right to convert their Notes will expire on March 2, 2010. See Note Fifteen — “Subsequent Events”.
Conversion Value
For each $1,000 principal amount of 2005 Notes, the conversion value represents the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of Notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election. Based on the Company’s closing stock price on December 31, 2009 of $43.40, the total conversion value in excess of the total principal value of the notes was $309.4 million. Upon conversion, the total conversion value in excess of the total principal value would be recorded as a reduction to Additional Paid In Capital. Prices in active markets for the 2005 Notes were within 1 percent of the 2005 Notes’ conversion value as of December 31, 2009.
As of December 31, 2009, the outstanding principal amount of the 2005 notes, net of unamortized discount of $2.5 million, conversions of $5.1 million, and extinguishments of $35.0 million, totals $417.3 million and is included in current liabilities. The Company has reclassified the $2.5 million difference between the 2005 Notes’ principal value and carrying value from equity to temporary equity as of December 31, 2009.
Partial Extinguishment
On August 4, 2009, the Company extinguished 35,000 of the 2005 Notes at a price of $1,432 for each $1,000 note. The Company paid an aggregate price of $50.4 million including accrued interest. The carrying amount of the equity component of the 2005 Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the 2005 Notes as of December 31, 2009 and 2008 were as follows:

	As of
	December 31,	December 31,
	2009	2008 (1)
	(In millions)
Gross equity component of 2005 Notes	$85.0	$85.0
Early extinguishment	(15.8)	—
Conversion	(3.2)	—
Temporary equity	(2.5)	—
Deferred tax asset reduction	(33.7)	(34.0)
Equity issuance costs	(1.8)	(1.8)

Equity component of Notes	$28.0	$49.2

Principal amount of 2005 Notes	$419.8	$460.0
Unamortized discount of 2005 Notes	(2.5)	(21.7)

Liability component of 2005 Notes	$417.3	$438.3

(1) As adjusted to reflect the adoption of FASB amendments to prior guidance on convertible debt. See Note One — “Summary of Significant Accounting Policies.”

Note Nine: Stockholders’ Equity
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
Restricted Stock Grants
The Company issued service-based restricted Common Stock under the 2003 Stock Plan to certain senior executives and employees totaling 132,022, 61,966, and 129,000 shares during 2009, 2008, and 2007, respectively. The Company issued performance-based restricted Common Stock under the 2003 Stock Plan to certain executives and employees totaling 450,574, 313,294, and 422,437 shares during 2009, 2008, and 2007, respectively. The service-based and performance-based restricted shares are subject to return to the Company over a period of three years from date of grant. The Company’s return right is triggered in the event a restricted shareholder’s recipient’s employment is terminated any time during the three year period. As of December 31, 2009, 17,625 of these service-based restricted shares have been returned to the Company. Performance-based restricted shares returned to the Company due to terminations for shares issued in 2009, 2008, and 2007 were 1,000, 13,250, and 45,395, respectively. In addition, the percentage of performance based shares, if any, that will vest will be determined based on the Company’s percentage achievement of certain specified one year performance targets. Up to 200% of the shares issued in 2009 and up to 125% of the shares issued in 2008 and 2007 can vest if the performance achievement exceeds the performance targets. The Company has estimated that vested shares will be 449,574, 300,044, and 377,042 related to the 2009, 2008 and 2007 issuance, respectively. The Company has amortized the fair market value of the underlying shares on the date the service-based and performance based restricted shares were granted pro rata over the term of the applicable return right period. The fair value amortization is adjusted periodically for any changes to the amount of service-based and performance-based restricted shares expected to vest as a result of the Company’s return right triggers.
Stock Repurchase Program
On April 15, 2008, the Company completed the self-tender offer and purchased 10.7 million shares of its common stock for a purchase price of $28.00 per share or a total cost of $300.0 million. The Company also incurred costs of approximately $0.6 million to undertake the self-tender offer. These costs are included in “Cost of treasury stock” in the Company’s consolidated balance sheet at December 31, 2009 and 2008.
Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock and convertible debt from time to time, subject to price and other conditions. Since inception, such authorizations totaled $1 billion including a July 29, 2009, approval to repurchase of up to an additional $150.0 million of the Company’s outstanding common stock or the Company’s convertible notes. Under the repurchase program, the Company has used a total of $866.6 million to repurchase 45.6 million shares of the Company’s common stock and $50.1 million to extinguish 2005 convertible subordinated notes with a principal value of $35.0 million. See Note Eight — “Convertible Notes.”

The Company repurchased 2.8 million shares, 0.2 million shares and 6.6 million shares, at costs of $94.1 million, $5.5 million, and $166.7 million during 2009, 2008, and 2007, respectively.
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
As of December 31, 2009, an aggregate of 13,400,000 shares of Common Stock had been reserved under the ESPP, of which 970,131 shares remained available for issuance. Employees purchased 87,134 shares, 112,823 shares and 129,591 shares in 2009, 2008, 2007, respectively.
Stock Option Plans
As of December 31, 2009 exercisable and vested options outstanding totaled 80,000 under the expired 1992 Director Option Plan, as amended (the 1992 Director Plan). These options expire 10 years from the date of grant. Common stock issued or reserved for issuance under the 2001 Director Option Plan totaled 300,000 shares.
     As of December 31, 2009 Common Stock reserved for issuance upon the exercise of options granted to qualified employees, directors and consultants of the Company pursuant to the 2003 Stock Plan (2003 Stock Plan) totaled 17,145,376 shares. The Board of Directors, directly or through committees, administers the Plan and establishes the terms of option grants. Options expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005, not more than 7 years from the grant date), three months after termination of employment, two years after death, or one year after permanent disability. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods, but generally vest over four years.
On May 27, 2004, the Company’s stockholders approved the transfer of all shares available for grant pursuant to the Company’s 1996 Stock Plan and the Company’s 1999 Stock Plan to the 2003 Stock Plan along with all remaining shares represented by grants that are cancelled or forfeited without exercise under these plans and the 1992 Director Plan and the 2001 Director Option Plan. The Company’s 1988 Stock Plan terminated in June 1998 and the 1992 Director Option Plan terminated in February 2002 in accordance with its terms, at that time no further grants were made under either plan, but optionees may exercise vested options prior to their expiration. As of December 31, 2009 unexercised vested options remaining outstanding under both plans totaled 91,500
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense for stock options, restricted stock grants, and stock appreciation rights that was recorded on the Company’s results of operations for the years ended December 31, 2009, 2008, and 2007.

	Year Ended
	December 31,
In thousands, except per share data	2009	2008	2007
Cost of services	$1,540	$1,364	$1,544
Cost of messaging	582	484	544
Sales and marketing	6,240	5,538	5,304
Product development and engineering	3,220	2,887	2,982
General and administrative	14,814	12,242	13,670

Stock-based compensation expense included in total costs and expenses	26,396	22,515	24,044

Tax benefit related to stock-based compensation expense	(7,670)	(6,194)	(6,775)

Stock-based compensation expense included in net income	$18,726	$16,321	$17,269

Reduction of net income per share:
Basic	$0.23	$0.20	$0.19
Diluted	$0.21	$0.19	$0.19

FASB guidance on stock-based compensation requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for stock-based compensation (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified $17.0 million, $11.2 million, and $14.5 million in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for 2009, 2008, and 2007, respectively.
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
Risk-Free Interest Rate. The Company based its risk free interest rate on the average of the 5 year treasury rates as published by the Federal Reserve.
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
The Company used the following assumptions to estimate the fair value of options and stock appreciation rights granted for the periods indicated:

	2009	2008	2007

Expected volatility	39.33%	28.33%	25.84%
Risk-free interest rates	2.09%	2.84%	4.51%
Expected lives (years)	5.00	5.00	4.52
Expected dividend yield	—	—	—

Equity Compensation Plans
Price data and activity for the Company’s equity compensation plans, including options assumed by the Company in mergers with other companies (adjusted for the merger exchange ratio) are summarized as follows:

	Outstanding Options
	and Stock Appreciation	Weighted Average
	Rights	Exercise Price
	(Number of Shares)	Per Share
Balance at December 31, 2006	12,447,141	$18.30
Granted	1,705,588	24.61
Exercised	(2,390,625)	15.96
Forfeited or expired	(592,940)	18.39

Balance at December 31, 2007	11,169,164	$19.76
Granted	1,549,327	29.18
Exercised	(2,623,985)	18.04
Forfeited or expired	(352,369)	22.06

Balance at December 31, 2008	9,742,137	$21.63
Granted	1,102,736	30.20
Exercised	(3,187,550)	21.06
Forfeited or expired	(200,106)	24.37

Balance at December 31, 2009	7,457,217	$23.07

The weighted average fair value of options granted was $11.30, $8.87, and $7.38 per share in 2009, 2008 and 2007, respectively. The total fair value of options vested was $13.4 million, $13.3 million, and $15.7 million in 2009, 2008, and 2007, respectively.
At December 31, 2009, options and stock appreciation rights to purchase 4,975,513 shares were exercisable at prices ranging from $1.25 to $42.62. All 7,253,099 shares available for grant at December 31, 2009 were available under the 2003 Stock Plan.

Equity compensation plans outstanding and exercisable at December 31, 2009 were as follows:

	Options & Stock Appreciation Rights Outstanding				Options & Stock Appreciation Rights Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Ranges of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercisable Prices	Shares	Life	Price	Value	Shares	Life	Price	Value

$1.25 to $15.52	1,299,357	2.97	$13.16	$39,292,643	1,297,865	2.97	$13.17	$39,236,737
$15.55 to $21.25	1,356,704	3.17	$19.96	31,795,167	1,256,009	3.14	$19.86	29,561,119
$21.26 to $24.26	1,700,227	3.53	$22.90	34,849,367	1,200,888	3.17	$22.51	25,082,178
$24.44 to $28.22	1,372,138	3.90	$25.93	23,970,969	821,841	3.16	$25.69	14,553,868
$28.37 to $30.70	1,287,270	5.91	$29.64	17,710,215	294,550	5.64	$29.23	4,174,296
$30.79 to $42.62	441,521	5.72	$34.36	3,989,243	104,360	5.56	$34.38	941,531

$1.25 to $42.62	7,457,217	3.98	$23.07	$151,607,604	4,975,513	3.31	$20.58	$113,549,729

The Company defines in-the-money options as options that had exercise prices that were lower than the $43.40 market price of its common stock at December 31, 2009. The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 7.5 million shares that were in-the-money at December 31, 2009. There were 5.0 million in-the-money options exercisable at December 31, 2009. The total intrinsic value of options exercised was $43.5 million, $48.7 million, and $38.1 million in 2009, 2008, and 2007, respectively, determined as of the date of exercise.
Nonvested restricted stock grants as of December 31, 2009 and changes during 2009 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
Nonvested at December 31, 2008	1,244,466	$24.74
Granted	615,687	28.84
Vested	(396,813)	21.51
Forfeited	(31,317)	25.56

Nonvested at December 31, 2008	1,432,023	$27.38

The Company recorded $12.6 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $13.8 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2009. The total tax benefit related to this stock-based compensation was $7.7 million. The Company recorded $12.3 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $10.2 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2008. The total tax benefit related to this stock-based compensation was $6.2 million. The Company recorded $13.9 million in stock-based compensation expense before income tax benefit for stock options and stock appreciation rights and $10.2 million in stock-based compensation expense before income tax benefit for restricted stock grants in its results of operations for 2007. The total tax benefit related to this stock-based compensation was $6.8 million. As of December 31, 2009, there was $44.1 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize the cost for stock options and stock appreciation rights over a weighted average period of 2.3 years. The Company expects to recognize the cost for restricted stock over a weighted average period of 1.2 years.

The Company received $68.0 million, $50.0 million, and $41.2 million in cash from option exercises and its Employee Stock Purchase Plan in 2009, 2008, and 2007, respectively. The actual tax benefits that the Company realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all stock-based payment arrangements totaled $13.1 million during 2009, $10.1 million during 2008, and $7.3 million during 2007.
     Due primarily to the Company’s ongoing program of repurchasing its common stock on the open market, at December 31, 2009 the Company had 24.9 million treasury shares. The Company satisfies option exercises from this pool of treasury shares.
Other Stock Option Plans
FFI Stock Option Plans
In 2000, the Company established the 2000 FFI Stock Option Plan (2000 FFI Plan). In March 2001, the 2000 FFI Plan was terminated and no further options were granted under the Plan. At December 31, 2009, an aggregate of 7,088,870 shares of Common Stock have been reserved for issuance upon the exercise of options granted to qualified employees and consultants of the Company. As a majority-owned subsidiary of the Company, all options issued under the 2000 FFI Plan were granted at the estimated fair market value of the option at the date of grant. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined by the Company. Options expire ten years from the grant date.
In 2001, the Company established the 2001 FFI Stock Option Plan (2001 FFI Plan). At December 31, 2009, an aggregate of 6,175,360 shares of FFI’s common stock have been reserved for issuance upon the exercise of options granted to qualified employees and. As FFI is not a public company, the fair market value of the shares issued under the plan has been determined based on a valuation prepared by the Company. FFI’s Board of Directors, directly or through committees, administers the 2001 FFI Plan and establishes the terms of option grants. Options expire ten years from the grant date. Vesting occurs at the rate of at least 20 percent per year over 5 years from the date options are granted. No options have been granted subsequent to 2004.
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

Price data and activity for the FFI stock option plans and the iAS Plan are summarized as follows:

	FFI Stock Plans		iAS Plan
		Weighted average		Weighted average
	Outstanding options	Exercise price	Outstanding options	Exercise price
	number of shares	Per share	number of shares	Per share

Balance at December 31, 2006	3,178,368	$3.22	10,233,340	$2.51
Forfeited or expired	(876,078)	1.98	(1,079,021)	2.51

Balance at December 31, 2007	2,302,290	$2.83	9,154,319	$2.51
Forfeited or expired	(251,624)	2.31	(539,442)	2.51

Balance at December 31, 2008	2,050,666	$2.90	8,614,877	$2.51
Forfeited or expired	(111,728)	2.16	(415,353)	2.51

Balance at December 31, 2009	1,938,938	$2.94	8,199,524	$2.51

The following table summarizes information about the FFI stock options outstanding at December 31, 2009:

	Options Outstanding and Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
Ranges of		Contractual	Exercise
Exercisable prices	Shares	Life	Price

$0.75	486,000	3.08	$0.75
$0.78	458,000	3.67	$0.78
$5.00	994,938	0.73	$5.00

$0.75 to $5.00	1,938,938	2.01	$2.94

At December 31, 2009, there were 8,199,524 shares exercisable under the iAS Plan all at an exercise price of $2.51 per share. The weighted average remaining contractual life of the options outstanding and options exercisable was 1.97 years at December 31, 2009.
There are no intrinsic values for FFI or iAS stock options as of December 31, 2009
Note Ten: Income Taxes
The following is a geographical breakdown of income before the provision for income taxes (In thousands):

	2009	2008	2007
United States	$140,909	$86,642	$102,218
Foreign	111,150	102,996	71,297

Total	$252,059	$189,638	$173,515

The provisions (benefits) for income taxes consisted of the following (In thousands):

	2009	2008	2007
Federal
Current	$42,753	$12,185	$5,005
Deferred	11,491	15,818	5,491

	54,244	28,003	10,496

State
Current	$8,649	$5,886	$2,572
Deferred	2,618	(4,979)	2,820

	11,267	907	5,392

Foreign
Current	$30,966	$35,199	$21,417
Deferred	(8,477)	(2,657)	(2,917)

	22,489	32,542	18,500

Total	$88,000	$61,452	$34,388

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows (In thousands):

	2009	2008	2007
Tax (credit) at U.S. statutory rate	$88,221	$66,250	$60,608
State tax, net of federal benefit	8,230	5,852	3,871
Reduction in purchase price paid for Mobile 365 Inc.	(5,094)	0	0
Valuation allowances added for unused capital losses	0	4,685	0
Valuation allowances released due to change in judgment	(2,573)	(6,675)	(26,428)
Effect of foreign operations	(1,168)	(9,081)	(1,677)
Other	384	421	(1,986)

Total	$88,000	$61,452	$34,388

The $5,094 thousand tax benefit results from payments received from the former shareholders of Mobile 365 Inc. which are treated as a reduction in purchase price consideration paid for Mobile 365 Inc.
The components of the deferred tax assets and liabilities consist of the following (In thousands):

	2009	2008
Depreciation	$12,632	$10,932
Deferred revenue	6,881	2,644
Accrued expenses	43,890	35,550
Tax loss and credit carryforwards	88,190	116,555
Intangible assets	26,713	36,137
Stock-based compensation	13,174	11,012
Other assets	13,911	10,832

Gross deferred tax asset	205,391	223,662

Unremitted foreign earnings	(50,555)	(35,359)
Acquired Intangibles	(25,070)	(34,663)

	2009	2008
Capitalized Software	(34,225)	(32,960)
Convertible Debt Discount	(28,750)	(8,680)

Gross deferred tax liability	(138,600)	(111,662)

Total before valuation allowance	66,791	112,000
Valuation allowance	(50,720)	(60,580)

Net deferred tax assets	$16,071	$51,420

Recorded as:
Current deferred tax assets	$58,494	$45,524
Noncurrent deferred tax assets	7,188	17,794
Noncurrent deferred tax liabilities	(49,611)	(11,898)

	$16,071	$51,420

The valuation allowance decreased by $9.9 million, $31.2 million, and $78.4 million in 2009, 2008 and 2007, respectively. This valuation allowance relates to the deferred tax assets that the Company believes are not more likely than not (a likelihood of more than 50 percent) to be realized. The movement was primarily related to the following items (In thousands):

Valuation allowances associated with deferred tax assets used during the year	$(9,922)
Valuation allowances associated with tax loss and credit carryforwards projected to be used in future years	(2,573)
Valuation allowance associated with current year losses incurred and credits earned	2,635

$(9,860)

The valuation allowance includes approximately $9.0 million associated with stock option activity for which any recognized tax benefits will be credited directly to shareholders’ equity if and when the related deferred tax asset is used to reduce current tax payable. The remaining valuation allowance relates primarily to federal and state net operating loss carryforwards and State net operating loss and tax credit carryforwards, which, if realized, will be credited to tax benefit. Realizing the benefit of these loss and credit carryforwards depends primarily on earning sufficient future taxable income in the United States, and in the case of state losses and credits, earning sufficient future taxable income in the relevant states.
As of December 31, 2009, the Company had federal research and development tax credits of approximately $11.0 million, which expire in years from 2023 through 2029, foreign tax credits of approximately $17.0 million expiring in years from 2015 through 2018, minimum tax credits of approximately $6.0 million currently not subject to expiration dates, and approximately $93 million of net operating losses which expire in years from 2019 through 2025. As of December 31, 2009, the Company had State net operating losses of $4.0 million (tax-effected) expiring in years 2012 through 2021 and $33.0 million of State research credits, a portion of which expire in 2013 and a portion of which have no expiration period.
No provision has been made for income taxes and foreign withholding taxes on approximately $87.0 million of undistributed earnings from non-US operations as of December 31, 2009 because the Company currently plans to permanently reinvest all such earnings. If the Company did not plan on permanently reinvesting these earnings, the additional deferred tax liability would be approximately $27.0 million. When excess cash accumulates in the Company’s non-US subsidiaries, the subsidiary’s earnings are remitted if it is advantageous for business, tax and foreign exchange reasons.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Gross unrecognized tax benefits as of January 1	$64,680	$50,182	$44,447

Increases for tax positions from prior years	5,263	4,623	1,678

Decreases for tax positions from prior years	—	(2,672)	—

Increases for tax positions taken during the current year	16,841	18,176	9,608

Settlements with tax authorities	(303)	(786)	—

Lapses of statutes of limitation	(5,229)	(4,843)	(5,551)

Gross unrecognized tax benefits as of December 31	$81,253	$64,680	$50,182

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $78.0 million as of December 31, 2009 and $63.0 million as of December 31, 2008.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The liability for unrecognized tax benefits included accrued interest of $4.4 million and $3.7 million and no penalties at December 31, 2009 and December 31, 2008, respectively, and this accrued interest is included in the above table. Tax expense included interest of approximately $1.8 million, $1.7 million, and $1.0 million and no penalties for the years ending December 31, 2009, December 31, 2008, and December 31, 2007, respectively.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2006. The Company is under U.S. federal tax examination for the years 2006 and 2007. Income tax returns filed in certain other foreign jurisdictions and states are also under examination. During the next 12 months, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by up to $9.0 million due to tax settlement payments and the expiration of statutes of limitation. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or statements of operations. However, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
Note Eleven: Benefit Plans
401(k) Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code (the 401(k) Plan) that allows eligible employees to contribute up to a certain percentage of their annual compensation to the Plan, subject to the annual IRS limit. In 2009 and 2008, 401(k) Plan participants who (i) attained the age of 50 during the calendar year and (ii) had made the maximum plan or IRS pre-tax contribution were able to make an additional “catch-up” contribution up to a maximum of $5,500 and $5,000, respectively. In 2009, 2008 and 2007, the Company matched employee contribution at a rate of $0.50 for each dollar up to the first $4,000 of salary contributed by the employee, with a maximum employer match of $2,000 for the year fully vested. The Plan also allows the Company to make discretionary contributions. There were no such discretionary contributions made in 2009, 2008 or 2007.

Deferred Compensation Plan
The Company maintains a rabbi trust related to a deferred compensation plan established to provide certain employees and non-employee members of the Board of Directors (Plan Participants) with the opportunity to defer the receipt of compensation. The Plan is intended to satisfy the requirements of IRS Code Section 409A. Under the terms of the Plan, the Plan Participants may elect to defer the receipt of a portion of their compensation. Each election to defer compensation also requires that the Plan Participant specify the timing of the distribution of such amounts in the future. Each Plan Participant directs the manner in which their investments are ‘deemed invested.’ Investment options mirror those of the Company’s 401(k) plan and exclude investments in Company stock. The Company invests its own funds in amounts equal to the hypothetical investment choice of the Plan Participant. The Company has established a Rabbi Trust for the purpose of providing for the payment of benefits/distributions under the Plan. The trust is structured to conform to the model approved by the IRS pursuant to Revenue Procedure 92-64 and the assets of the trust are subject to the claims of the Company’s general creditors. To the extent the deferred amounts under the Plan are actually paid to the employee, the Company no longer has any further obligation with respect thereto, but to the extent not paid to the employee, such deferred amounts remain the obligation of the Company. As of December 31, 2009 and 2008, investments in mutual funds that are held in the Rabbi Trust and the amount due to plan participants each totaled $11.9 million and $8.6 million, respectively.
Note Twelve: Segment and Geographical Information
In 2009, the Company’s business was organized into three business segments: Infrastructure Platform Group (IPG), which principally focuses on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provides mobile device management, mobile middleware platforms, database, synchronization, and Bluetooth and infrared protocol technologies; and Sybase 365 (SY365), which provides application services that allows customers to deliver and financially settle mobile data and messages, including short message services or SMS, and multimedia messaging services or MMS, and GPRS roaming exchange services or GRX. Until December 31, 2007, AvantGo results were reported as part of the iAS segment. Commencing on January 1, 2008, AvantGo is a part of the SY365 segment. The Company has reclassified applicable revenue and expense amounts for all earlier periods reported to reflect this segment change.
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
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses or savings represent corporate activities (expenditures or cost savings) that are not specifically allocated to the segments including stock-based compensation expenses and reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003. Unallocated costs for 2009, 2008, and 2007 consisted primarily of stock-based compensation expenses.
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

A summary of the segment financial information reported to the CEO for the year ended December 31, 2009 is presented below (in thousands):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$292,782	$101	$1,298	$—	$294,181
Mobile and Embedded	44,485	64,103	10	—	108,598

Subtotal license fees	337,267	64,204	1,308	—	402,779
Intersegment license revenues	122	37,193	34	(37,349)	—

Total license fees	337,389	101,397	1,342	(37,349)	402,779

Services
Direct service revenue	531,246	37,546	2,406	—	571,198
Intersegment service revenues	—	31,076	—	(31,076)	—

Total services	531,246	68,622	2,406	(31,076)	571,198

Messaging
Direct messaging revenue	6	—	196,586	—	196,592
Intersegment messaging revenues	—	—	5	(5)	—

Total messaging	6	—	196,591	(5)	196,592

Total revenues	868,641	170,019	200,339	(68,430)	1,170,569

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	593,187	118,336	178,472	(68,430)	821,565

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	275,454	51,683	21,867	—	349,004

Amortization of other purchased intangibles	2,048	4,094	9,000	—	15,142
Amortization of purchased technology	1,464	7,852	4,684	—	14,000

Operating income before cost of restructure and unallocated costs	271,942	39,737	8,183	—	319,862
Cost of restructure — 2009 Activity	1,274	—	—	—	1,274

Operating income before unallocated costs	270,668	39,737	8,183	—	318,588
Unallocated costs					28,879

Operating income					289,709

Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(37,650)

Income before income taxes					$252,059
A summary of the segment financial information reported to the CEO for the year ended December 31, 2008 is presented below (in thousands)(1):

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$274,937	$353	$214	$—	$275,504
Mobile and Embedded	33,066	75,069	22	—	108,157

Subtotal license fees	308,003	75,422	236	—	383,661
Intersegment license revenues	508	27,566	—	(28,074)	—

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Total license fees	308,511	102,988	236	(28,074)	383,661

Services
Direct service revenue	527,956	42,485	1,649	—	572,090
Intersegment service revenues	185	33,250	—	(33,435)	—

Total services	528,141	75,735	1,649	(33,435)	572,090

Messaging
Direct messaging revenue	41	—	176,138	—	176,179
Intersegment messaging revenues	—	—	34	(34)	—

Total messaging	41	—	176,172	(34)	176,179

Total revenues	836,693	178,723	178,057	(61,543)	1,131,930

Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	629,642	137,526	160,216	(61,543)	865,841

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	207,051	41,197	17,841	—	266,089

Amortization of other purchased intangibles	2,108	4,092	8,516	—	14,716

Amortization of purchased technology	4,645	8,948	4,042	—	18,635

Operating income before cost of restructure and unallocated costs	200,298	27,157	5,283	—	232,738

Cost of restructure — 2008 Activity	315	—	—	—	315

Operating income before unallocated costs	199,983	27,157	5,283	—	232,423

Unallocated costs					22,367

Operating income					210,056

Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					(20,418)

Income before income taxes					$189,638

(1)	As adjusted to reflect the adoption FASB amendments to existing guidance on convertible debt and noncontrolling interests. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”
A summary of the segment financial information reported to the CEO for the year ended December 31, 2007 is presented below (in thousands) (1):

(In thousands)					Consolidated
	IPG	iAS	SY365	Elimination	Total
Revenues:
License fees
Infrastructure	$238,336	$511	$22	$—	$238,869
Mobile and Embedded	36,744	69,194	—	—	105,938

Subtotal license fees	275,080	69,705	22	—	344,807
Intersegment license revenues	384	30,627	—	(31,011)	—

Total license fees	275,464	100,332	22	(31,011)	344,807

Services
Direct service revenue	496,198	43,826	4,185	—	544,209
Intersegment service revenues	445	29,002	—	(29,447)	—

Total services	496,643	72,828	4,185	(29,447)	544,209

Messaging	—	—	136,514	—	136,514

Total revenues	772,107	173,160	140,721	(60,458)	1,025,530

					Consolidated
(In thousands)	IPG	iAS	SY365	Elimination	Total
Total allocated costs and expenses before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	600,462	133,758	129,997	(60,458)	803,759

Operating income before amortization of other purchased intangibles, purchased technology, cost of restructure, and unallocated costs	171,645	39,402	10,724	—	221,771

Amortization of other purchased intangibles	2,108	4,168	7,507	—	13,783

Amortization of purchased technology	1,611	8,222	3,758	—	13,591

Operating income (loss) before cost of restructure and unallocated costs	167,926	27,012	(541)	—	194,397

Cost of restructure — 2007 Activity	(13)	—	—	—	(13)

Operating income (loss) before unallocated costs	167,939	27,012	(541)	—	194,410

Unallocated costs					25,847

Operating income					168,563

Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings					4,952

Income before income taxes					$173,515

(1)	As adjusted to reflect the adoption FASB amendments to existing guidance on convertible debt and noncontrolling interests. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”
Geographic Information
The Company operates in two industries: the development and marketing of computer software and related services; and the mobile messaging services industry. The company markets its products and services internationally through both foreign subsidiaries and distributors located in the United States, Europe, Asia, Australia, Canada, New Zealand and Latin America. Other includes operations in Asia, Australia, Canada, New Zealand and Latin America. The following table presents a summary of annual revenues and net long-lived assets excluding deferred tax assets by geographic region (in thousands):

	2009	2008 (1)	2007 (1)
Revenues:
Unaffiliated customers:
United States	$575,432	$533,238	$499,815
Europe	397,851	399,477	342,029
Other	197,286	199,215	183,686

Total	$1,170,569	$1,131,930	$1,025,530

Long-lived assets, net:
United States	$782,662	$708,467	$769,435
Europe	90,140	91,528	59,380
Other	27,137	30,643	46,129

Total	$899,939	$830,638	$874,944

(1)	As adjusted to reflect the adoption FASB amendments to existing guidance on convertible debt. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”
Note Thirteen: Business Combinations
On December 30, 2008, the Company acquired Germany-based Paybox Solutions AG (Paybox), a privately held provider of mobile payment solutions for approximately $11.5 million in cash plus a revenue-based earn-out. In 2009, earn-out milestones were achieved, and the Company adjusted goodwill by $3.0 million. Paybox was integrated into the SY365 segment from December 30, 2008 onward.

On July 4, 2008, the Company acquired the Cable & Wireless international inter-operator Multimedia Messaging Service (MMS) hubbing and Mobile Data Roaming services for a total cash consideration of $29.5 million plus a revenue-based earn-out. In 2009, earn-out milestones were achieved, and the Company adjusted goodwill by $0.2 million. The mobile data roaming services and MMS hubbing service was integrated into the SY365 segment from July 4, 2008 onward.
Note Fourteen: Litigation
There are currently multiple patent litigations ongoing, and related reexamination proceedings in the Patent & Trademark Office, between Sybase or Sybase 365 and Telecommunication Systems, Inc. Two of the cases between these entities recently settled.
     A. On July 13, 2006, Telecommunications Systems, Inc. (“TCS”), a wireless services provider, filed a complaint for patent infringement in the U.S. District Court for the Eastern District of Virginia, alleging that Mobile 365 infringes U.S. Patent 6,985,748 (the “‘748 patent”). Sybase 365 filed a petition for inter partes reexamination proceeding on the ‘748 patent with the Patent & Trademark Office in February 2008, which the PTO accepted. In August 2009, the PTO issued a first office action rejecting all of the claims of the ‘748 Patent on multiple grounds of anticipation and obviousness. On July 30, 2009, TCS filed a complaint in the U.S. District Court for the Eastern District of Virginia, alleging that Sybase 365 infringes TCS’s related U.S. Patent # 7,430,425 entitled “Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience” (the “‘425 Patent”). On August 19, 2009, Sybase 365 filed a petition for inter partes reexamination of the ‘425 Patent with the Patent & Trademark Office. On October 23, 2009, the PTO accepted the petition for inter partes reexamination and issued a first office action rejecting all of the claims of the patent on multiple grounds of anticipation and obviousness. On November 25, 2009, Sybase 365 filed a petition for inter partes reexamination of TCS’s related U.S. Patent # RE 41,006, which re-issued on November 24, 2009. On December 22, 2009, Sybase and TCS executed a settlement agreement pursuant to which the above two lawsuits would be dismissed, and Sybase 365 would take no further action in the inter partes reexamination proceedings. The parties decided that, in order to avoid the costs and substantial burdens of the litigation, it was in the interest of each of their businesses to resolve these matters, although Sybase continues to dispute TCS’s allegations and did not admit any infringement. Sybase agreed to make a one-time payment of $23.0 million to TCS in exchange for a license in the TCS inter-carrier messaging family of patents. Other specific terms of the settlement are confidential. The substantial majority of the settlement amount was satisfied by an escrow Mobile 365’s former shareholders established when Sybase acquired Mobile 365, $15.0 million of which resided in restricted cash on the Company’s consolidated balance as of December 31, 2009. A legal reserve Sybase previously established was sufficient to cover the balance of the settlement amount.
     B. On July 30, 2009, TCS filed a complaint against Sybase 365 in the Eastern District of Virginia, alleging that Sybase 365 infringes TCS’s U.S. Patents #6,891,811 entitled “Short Message Service Center Mobile-Originated to HTTP Internet Communications (the “‘811”) and #7,355,990 entitled “Mobile-Originated to HTTP Internet Communications” (the “‘990”). On October 2, 2009, Sybase 365 filed petitions with the Patent & Trademark Office requesting inter partes reexamination of the ‘811 and ‘990 patents. The PTO accepted the petitions and issued first office actions in both cases (on November 10 as to the ‘990, and November 13 as to the ‘811). As to the ‘811, all of the claims asserted against Sybase 365 (but not all claims of the patent) were rejected. As to the ‘990, the PTO rejected all claims of the patent. This case is set for trial on June 8, 2010.
     C. On August 19, 2009, TCS filed a complaint against Sybase, Inc. and iAnywhere Solutions, Inc. in the U.S. District Court for the District of Delaware, alleging infringement of TCS’s U.S. Patent #6,560,604 entitled “System, Method and Apparatus for Automatically and Dynamically Updating Options,

Features, and/or Services Available to Client Device”. Sybase filed a petition for inter partes reexamination with the Patent & Trademark Office on November 12, 2009. The PTO has not yet acted on that petition.
     D. On October 2, 2009, Sybase 365 filed a complaint against TCS in the U.S. District Court for the Eastern District of Virginia, alleging that TCS infringes its U.S. Patents #5,873,040 entitled “Wireless 911 Emergency Location” and 7,082,312 entitled “Short Message Gateway, System and Method of Providing Information Service for Mobile Telephones”. This case has not yet been set for trial.
For a discussion of risks related to intellectual property rights and certain pending intellectual property disputes, see “Future Operating Results — If third parties claim that the Company is in violation of their intellectual property rights, it could have a negative impact on the Company’s results of operations or ability to compete,” Part II, Item 1(A).
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at December 31, 2009. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
Note Fifteen: Subsequent Events
On February 1, 2010 the Company called the remaining balance of its 2005 Notes for redemption on March 3, 2010. There was approximately $413.7 million aggregate principal amount of the Notes outstanding as of December 31, 2009. The holders’ right to convert their Notes will expire on March 2, 2010.

Quarterly Financial Information (Unaudited)

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2009	2009	2009	2009	2009
Revenues:
License fees	$89,276	$94,126	$96,175	$123,202	$402,779
Services	134,974	139,587	144,400	152,237	571,198
Messaging	43,263	44,243	52,844	56,242	196,592

Total revenues:	267,513	277,956	293,419	331,681	1,170,569
Costs and expenses:
Cost of license fees	12,281	14,184	18,206	14,021	58,692
Cost of services	36,829	38,837	38,078	39,368	153,112
Cost of messaging	26,973	27,611	35,619	38,220	128,423
Sales and marketing	64,214	62,278	60,606	65,874	252,972
Product development and engineering	34,744	35,935	33,508	33,953	138,140
General and administrative	31,862	32,092	32,667	36,614	133,235
Amortization of other purchased intangibles	3,723	3,756	3,804	3,859	15,142
Cost (reversal) of restructure	(10)	11	17	1,126	1,144

Total costs and expenses	210,616	214,704	222,505	233,035	880,860

Operating income	56,897	63,252	70,914	98,646	289,709
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings	(8,901)	(4,072)	(11,731)	(12,946)	(37,650)

Income before income taxes	47,996	59,180	59,183	85,700	252,059
Provision for income taxes	19,895	21,548	20,686	25,871	88,000

Net income	$28,101	$37,632	$38,497	$59,829	$164,059
Less: Net income (loss) attributable to the noncontrolling interest	16	40	(20)	6	42

Net income attributable to Sybase, Inc.	$28,085	$37,592	$38,517	$59,823	$164,017

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.35	$0.46	$0.47	$0.73	$2.01
Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.33	$0.43	$0.43	$0.66	$1.86

Three months ended (in thousands,	March 31	June 30	September 30	December 31		Total
except per share and stock price data)	2008 (1)	2008 (1)	2008 (1)	2008 (1)		2008 (1)
Revenues:
License fees	$78,124	$90,515	$92,939	$122,083		$383,661
Services	139,397	146,594	146,295	139,804		572,090
Messaging	42,627	45,604	44,744	43,204		176,179

Total revenues:	260,148	282,713	283,978	305,091		1,131,930
Costs and expenses:
Cost of license fees	14,537	15,129	18,151	19,525		67,342
Cost of services	40,880	41,080	40,225	38,419		160,604
Cost of messaging	25,108	27,403	28,107	27,139		107,757
Sales and marketing	68,293	74,272	70,347	72,464		285,376
Product development and engineering	35,562	36,046	37,451	37,873		146,932
General and administrative	36,061	34,077	32,831	36,011		138,980
Amortization of other purchased intangibles	3,516	3,573	3,920	3,707		14,716
Cost (reversal) of restructure	27	(8)	39	109		167

Total costs and expenses	223,984	231,572	231,071	235,247		921,874

Operating income	36,164	51,141	52,907	69,844		210,056
Interest income, interest expense and other, net, and total other-than-temporary impairment losses recognized in earnings	(703)	(5,210)	(4,722)	(9,783)		(20,418)

Income before income taxes	35,461	45,931	48,185	60,061		189,638
Provision for income taxes	13,756	16,177	16,054	15,464a	)	61,451

Three months ended (in thousands,	March 31	June 30	September 30	December 31	Total
except per share and stock price data)	2008 (1)	2008 (1)	2008 (1)	2008 (1)	2008 (1)
Net income	$21,705	$29,754	$32,131	$44,597	$128,187
Less: Net income (loss) attributable to the noncontrolling interest	9	(37)	21	(44)	(51)

Net income attributable to Sybase, Inc.	$21,696	$29,791	$32,110	$44,641	$128,238

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.24	$0.36	$0.40	$0.55	$1.54
Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.24	$0.33	$0.37	$0.54	$1.46

(1)	As adjusted due to the adoption of FASB amendments to existing guidance on convertible debt, noncontrolling interests, and earnings per share computations. See Note One — “Summary of Significant Accounting Policies” and Note Eight — “Convertible Notes.”
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
Current Executive Officers
Our executive officers are identified in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2010 (Proxy Statement), to be filed with the SEC within 120 days after our fiscal year ended December 31, 2009.
Identification of Directors
Our directors are identified under the section entitled “Election of Directors” in our Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required under Item 405 of Regulation S-K is incorporated here by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Audit Committee Financial Expert
Our Board of Directors has determined that Audit Committee members Robert P. Wayman, Jack E. Sum and L. William Krause are all audit committee financial experts as defined in Item 407(d)(5) of Regulation S-K, and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.
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
2. Financial Statement Schedules. The following financial statement schedules of Sybase, Inc. for the years ended December 31, 2009, 2008, and 2007 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and related notes in Part II, Item 8.
3. Exhibits. See the response under Item 15(c) below. All management contracts and compensatory plans filed as exhibits are indicated as such in Item 15(c).
(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index to this Report on Form 10-K

(c)	Schedules.	Form 10-K
		Page

	II Valuation and Qualifying Accounts	118
Schedules not listed above have been omitted because they are either (i) not applicable or are not required, or (ii) the information is included in the Consolidated Financial Statements and related Notes, Part II, Item 8.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SYBASE, INC.

				Translation
	Beginning	Charged to		Adjustments and
(Dollars in thousands)	Balance	Operations (A)	Write-offs (B)	Other	Ending Balance
Year ended December 31, 2009:
Allowance for doubtful accounts	$3,888	$1,050	$(772)	$181	$4,347

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,735	$2,307	$(1,989)	$(165)	$3,888

Year ended December 31, 2007:
Allowance for doubtful accounts	$3,998	$1,343	$(1,951)	$345	$3,735

A	Sales returns and credit memos allowances

B	Uncollectible accounts written off and recoveries
The required information regarding the valuation allowance for deferred tax assets is included in Note Eight to the Consolidated Financial Statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

SYBASE, INC.
	By:	/S/ JOHN S. CHEN
February 26, 2010		John S. Chen
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

Signature	Title	Date

/S/ JOHN S. CHEN	Chairman of the Board, Chief	February 26, 2010

(John S. Chen)	Executive Officer (Principal Executive Officer), President and Director

/S/ JEFFREY G ROSS	Senior Vice President and	February 26, 2010

(Jeffrey G. Ross)	Chief Financial Officer (Principal Financial Officer)

/S/ KEITH F. JENSEN	Vice President and Corporate	February 26, 2010

(Keith Jensen)	Controller (Principal Accounting Officer)

/S/ RICHARD C. ALBERDING	Director	February 26, 2010

(Richard C. Alberding)

/S/ CECILIA CLAUDIO	Director	February 26, 2010

(Cecilia Claudio)

/S/ MICHAEL A. DANIELS	Director	February 26, 2010

(Michael A. Daniels)

/S/ L. WILLIAM KRAUSE	Director	February 26, 2010

(L. William Krause)

/S/ ALAN B. SALISBURY	Director	February 26, 2010

(Alan B. Salisbury)

/S/ JACK E. SUM	Director	February 26, 2010

(Jack E. Sum)

/S/ ROBERT P. WAYMAN	Director	February 26, 2010

(Robert P. Wayman)

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Reorganization dated as of November 29, 1999, among the Company, On-Line Financial Services, Inc., and Home Financial Network, Inc.

2.2 (2)	Agreement and Plan of Merger dated as of February 20, 2001, among the Company, New Era of Networks, Inc., and Neel Acquisition Corp.

2.3 (3)	Agreement and Plan of Merger dated as of December 19, 2002, by and among the Company, Seurat Acquisition Corporation and AvantGo, Inc.

2.4 (12)	Agreement and Plan of Merger dated as of July 28, 2005, by and among the Company, Ernst Acquisition Corporation and Extended Systems Incorporated.

2.5 (19)	Agreement and Plan of Merger dated as of September 5, 2006, by and among Sybase, Inc., Monaco Acquisition Corporation, Mobile 365, Inc., and with respect to Section 6.16(e), Article VIII and Article X only, John Backus.

3.1 (4)	Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Certificate of Rights, Preferences & Privileges of Series A Participating Preferred Stock of Sybase, Inc.

3.2 (11)	Amended and Restated Bylaws of the Company as of May 6, 2009.

4.1 (6)	Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.2 (7)	Amendment No. 1 dated as of February 14, 2005 to the Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.3 (8)	Indenture dated as of February 22, 2005 between the Company and U.S. Bank National Association, as Trustee (including form of 1.75% Convertible Subordinated Notes due 2025).

4.4 (8)	Registration Rights Agreement dated as of February 22, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

4.5 (27)	Indenture dated as of August 4, 2009 between the Company and U.S. Bank National Association, as Trustee (including form of 3.50% Convertible Senior Notes due 2029).

10.1 (9)*	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan.

10.2 (9)*	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan.

10.3 (10)*	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.4 (26)*	Form of Notice of Stock Option Grant and Agreement.

10.5 (22)*	Sybase, Inc. 401(k) Plan, as amended.

10.6 (22)*	Amendment No. 2 to the Sybase, Inc. 401(k) Plan dated December 22, 2005.

Exhibit No.	Description

10.7 (14)*	Sybase, Inc. 1992 Director Stock Option Plan, as amended.

10.8 (9)*	Sybase, Inc. 2001 Director Stock Option Plan.

10.9 (5)*	Executive Deferred Compensation Plan, as amended December 5, 2003.

10.10 (22)*	Amendment No. 1 to the Executive Deferred Compensation Plan, dated November 3, 2005.

10.11 (9)*	Sybase, Inc. 1996 Stock Plan, as amended.

10.12 (21) *	Form of Indemnification Agreement

10.13 (13)*	Form of Amended and Restated Change of Control Agreement (standard version).

10.14 (13)*	Form of Amended and Restated Change of Control Agreement (enhanced version).

10. 15(20) *	Amended and Restated 1991 Employee Stock Purchase Plan, as amended February 2, 2005 and Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended February 2, 2005.

10.15 (13)*	Second Amended and Restated Employment Agreement between the Company and John S. Chen dated as of December 18, 2007.
10.17 (13)*	Amended and Restated Change of Control Agreement between the Company and John Chen dated December 18, 2007.

10.18 (18)*	Amended and Restated Sybase, Inc. 1999 Nonstatutory Stock Plan.

10.19 (16)*	InphoMatch, Inc. 2000 Equity Incentive Plan, Mobile 365, Inc. 2004 Equity Incentive Plan and MobileWay, Inc. 2000 Stock Option Plan.

10.20 (17)	Corporate Headquarters Lease, dated January 28, 2000, between the Company and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.21 (14)	Amendment to Corporate Headquarters Lease, dated December 13, 2001, between the Company and WDS-Dublin, LLC.

10.22 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of the Sybase Executive Deferred Compensation Plan.

10.23 (5)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan.

Exhibit No.	Description

10.24 (22)	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan, dated as of February 11, 2005.

10.25 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan.

10.26 (17)*	Financial Fusion, Inc. 2000 Stock Option Plan.

10.27 (14)*	Financial Fusion, Inc. 2001 Stock Option Plan.

10.28 (14)*	iAnywhere Solutions, Inc. Stock Option Plan.

10.29 (26)*	Form of Notice of Grant and Restricted Stock Purchase Agreement.

10.30 (23)*	Letter dated February 10, 2010 to John S. Chen regarding 2010 compensation.

10.31 (26)*	Executive Tax Preparation, Financial Planning and Legal Services Program for Section 16 Officers, effective as of February 20, 2008.

10.32 (5)*	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc., as Amended and Restated as of May 1, 2003.

10.33 (28)*	Amended and Restated Sybase, Inc. 2003 Stock Plan.

10.34 (23)*	Letter dated February 9, 2010 to Jeffrey Ross regarding 2010 compensation.

10.35 (23)*	Letter dated February 9, 2010 to Marty Beard regarding 2010 compensation.

10.36 (23)*	Letter dated February 9, 2010 to Raj Nathan regarding 2010 compensation.

10.37 (23)*	Letter dated February 9, 2010 to Steve Capelli regarding 2010 compensation.

10.38 (23)*	Summary of Vesting Terms for 2010 Grants to Chen, Ross, Beard, Nathan and Capelli.

10.39 (21)	Purchase Agreement, dated February 15, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.40 (25)	Agreement, dated February 25, 2008, between the Company and Sandell Asset Management Corp. and its affiliated entities.

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24 (24)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management Contract or Compensatory Plan.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed on January 31, 2000.

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-4 filed March 15, 2001.

(3)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(4)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on February 17, 2005.

(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(10)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(12)	Incorporated by reference to the Exhibits filed with the Schedule 13D the Company filed August 8, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on December 20, 2007.

(14)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 20, 1999.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 9, 2007.

(17)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on August 25, 2004.

(19)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on September 9, 2006.

(20)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on July 29, 2005.

(21)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(22)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(23)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 12, 2010.

(24)	Incorporated by reference to the signature page of this Report on Form 10-K.

(25)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 26, 2008.

(26)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(27)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on August 4, 2009.

(28)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009