Form 10-Q
period 2010-03-31
SYBASE INC
filed 2010-05-07
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
On April 30, 2010, 86,860,852 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SYBASE, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risk and uncertainties that could cause the actual results of Sybase, Inc. and its consolidated subsidiaries (“Sybase”, the “Company,” “we” or “us”) to differ materially from those expressed or implied by such forward-looking statements. These risks include global economic and credit market conditions; software industry sales trends; customers willingness to renew their technical support agreements; pricing pressure in the mobile messaging market; market acceptance of the company’s products and services; possible disruptive effects of organizational or personnel changes; shifts in our business strategy; interoperability of our products with other software or messaging products; the impact fluctuations in price of our common stock have on the financial statements due to our convertible debt instruments; system failures or other issues that impact our ability to deliver mobile messages; the success of certain business combinations engaged in by us or by competitors; political unrest or acts of war; customer and industry analyst perception of the Company and its technology vision and future prospects; and other risks detailed from time to time in our Securities and Exchange Commission filings, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)- Overview,” and in the risk factors included in Part II, Item 1(A) of this Quarterly Report on Form 10-Q.
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
Sybase, Adaptive Server Enterprise, Afaria, Avaki, AvantGo, Extended Systems, Financial Fusion, iAnywhere, iAnywhere Solutions, iAnywhere Mobile Office, Mobile 365, PowerBuilder, PowerDesigner, RAP – The Trading Edition, Replication Server, SQL Anywhere, Sybase 365 and XcelleNet, are trademarks of Sybase, Inc. or its subsidiaries. All other names may be trademarks of the companies with which they are associated.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
SYBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31,
(In thousands, except share and per share data)	(Unaudited)	2009
Current assets:
Cash and cash equivalents	$1,022,719	$947,152
Short-term investments	244,058	239,232

Total cash, cash equivalents and short-term investments	1,266,777	1,186,384
Restricted cash	3,813	17,983
Accounts receivable, net	235,185	273,457
Deferred income taxes	48,815	58,494
Prepaid income taxes	6,113	5,754
Prepaid expenses and other current assets	21,420	18,685

Total current assets	1,582,123	1,560,757
Long-term investments	49,335	86,091
Property, equipment and improvements, net	65,799	67,863
Deferred income taxes	6,751	7,188
Capitalized software, net	89,292	86,866
Goodwill	530,071	532,375
Other purchased intangibles, net	81,216	88,012
Other assets	36,486	38,732

Total assets	$2,441,073	$2,467,884

Current liabilities:
Accounts payable	$26,082	$20,202
Accrued compensation and related expenses	63,513	84,426
Accrued income taxes	5,118	24,484
Other accrued liabilities	95,271	138,931
Deferred revenue	267,709	234,761
Convertible subordinated notes	389,721	417,321

Total current liabilities	847,414	920,125
Other liabilities	41,612	42,628
Deferred income taxes	54,624	49,611
Long-term tax liability	63,058	58,350
Long-term deferred revenue	5,728	5,855
Convertible senior notes	332,743	329,565
Temporary equity – convertible subordinated notes	—	2,547

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 105,337,362 shares issued and 81,653,801 outstanding (2009-105,337,362 shares issued and 80,426,337 outstanding)	105	105
Additional paid-in capital	1,171,449	1,175,206
Accumulated earnings	532,187	497,728
Accumulated other comprehensive income	29,249	49,302
Cost of 23,683,561 shares of treasury stock (2009-24,911,025 shares)	(642,250)	(668,275)

Total Sybase, Inc. stockholders’ equity	1,090,740	1,054,066
Noncontrolling interest	5,154	5,137

Total equity	1,095,894	1,059,203

Total liabilities and stockholders’ equity	$2,441,073	$2,467,884

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009
Revenues:
License fees	$98,551	$89,276
Services	142,387	134,974
Messaging	53,014	43,263

Total revenues	293,952	267,513
Costs and expenses:
Cost of license fees	13,155	12,281
Cost of services	36,458	36,829
Cost of messaging	36,573	26,973
Sales and marketing	61,353	64,214
Product development and engineering	36,457	34,744
General and administrative	32,182	31,862
Amortization of other purchased intangibles	3,698	3,723
Cost (Reversal) of restructure	4	(10)

Total costs and expenses	219,880	210,616

Operating income	74,072	56,897
Interest income	1,515	2,176
Interest expense and other, net	(11,081)	(9,279)

Total other-than-temporary impairment losses	(366)	(1,798)
Losses recognized in other comprehensive income	347	—

Total other-than-temporary impairment losses recognized in earnings	(19)	(1,798)

Income before income taxes	64,487	47,996
Provision for income taxes	24,614	19,895

Net income	$39,873	$28,101
Less: Net income attributable to the noncontrolling interest	17	16

Net income attributable to Sybase, Inc.	$39,856	$28,085

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.49	$0.35

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,726	79,809

Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.45	$0.33

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	86,522	84,451

See accompanying notes.

SYBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$39,873	$28,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,393	22,491
Loss on disposal of assets	18	19
Impairment of investment in auction rate securities	19	1,799
Deferred income taxes	15,145	2,587
Stock-based compensation – restricted stock	3,730	2,718
Stock-based compensation – all other	3,040	3,032
Tax benefit from stock-based compensation plans	6,871	2,368
Excess tax benefit from stock-based compensation plans	(6,523)	(2,453)
Imputed interest expense for convertible notes	5,673	4,519
Amortization of note issuance costs	637	396
Changes in assets and liabilities:
Accounts receivable	35,877	41,832
Prepaid income taxes	(359)	(1,824)
Other current assets	(2,735)	(1,730)
Other assets – operating	1,615	1,054
Accounts payable	5,880	(4,941)
Accrued compensation and related expenses	(21,156)	(20,610)
Accrued income taxes	(14,658)	7,412
Other accrued liabilities	(28,243)	(18,285)
Deferred revenues	32,324	29,589
Other liabilities	(1,129)	(693)

Net cash provided by operating activities	99,292	97,381

Cash flows from investing activities:
(Increase) Decrease in restricted cash	(830)	118
Purchases of investments	(37,877)	(8,273)
Maturities of investments	64,428	—
Sales of investments	5,272	807
Business combinations, net of cash acquired	(1,980)	—
Purchases of property, equipment and improvements	(5,111)	(4,428)
Capitalized software development costs	(11,864)	(12,816)
Increase in other assets – investing	(6)	(19)

Net cash provided by (used for) investing activities	12,032	(24,611)

Cash flows from financing activities:
Extinguishment and conversion of convertible subordinated notes	(50,077)	—
Repayments of long-term obligations	(139)	(696)
Net proceeds from the issuance of common stock and reissuance of treasury stock	20,628	16,761
Purchases of treasury stock	—	(15,049)
Excess tax benefit from stock-based compensation plans	6,523	2,453

Net cash provided by (used for) financing activities	(23,065)	3,469

Effect of exchange rate changes on cash	(12,692)	(11,664)

Net increase in cash and cash equivalents	75,567	64,575
Cash and cash equivalents, beginning of year	947,152	611,364

Cash and cash equivalents, end of period	$1,022,719	$675,939

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements include the accounts of Sybase, Inc. and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments, except as described below) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of December 31, 2009 has been prepared from the Company’s audited consolidated financial statements.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results for the entire fiscal year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to current year presentation.
Effective January 1, 2010, the Company adopted FASB amended guidance to improve disclosures about fair value. The amendments require entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers, the reasons for any transfers in or out of Level 3, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The amendments also clarify the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. See Note 6 – Fair Value Measurements. Except for the requirement to disclose information about purchases, sales, issuance, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments are effective starting with the three month period ending March 31, 2010. The requirement to disclose information about purchases, sales, issuance, and settlements of recurring Level 3 measurements becomes effective with the three month period ending March 31, 2011.
2. Net Income Per Share Attributable to Sybase, Inc Common Stockholders.
Shares used in computing basic and diluted net income per share attributable to Sybase, Inc. common stockholders are based on the weighted average shares outstanding in each period, excluding treasury stock. Shares used in computing basic net income per share excludes any dilutive effects of stock options, unvested restricted stock, stock appreciation rights and the Company’s convertible debt. Basic and diluted earnings per share are computed pursuant to the two-class method. Under this method the Company attributes net income to two classes, common stock and unvested restricted stock awards, according to their respective participation rights in undistributed earnings. Unvested restricted stock awards granted to employees prior to September 17, 2009 are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. Unvested restricted stock awards granted after our 2003 Stock Plan was amended on September 17, 2009 have forfeitable rights to dividends and are therefore not considered participating securities.
Diluted net income per share is calculated using the more dilutive of two methods. Under both methods, the exercise of stock options and stock appreciation rights are assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs:
1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.
Under both methods, the computation of diluted earnings per share also includes the dilutive effects, if any, of the Company’s convertible debt due to the appreciation of the Company’s stock price. Such computations include computing the excess, if any, of the average price of the Company’s common stock over the conversion price of $24.99 per share for its convertible subordinated debt issued in 2005 (“2005 Notes”) and over the conversion price of $47.88 per share for its convertible senior debt issued in 2009. The Company calculates the average stock price in accordance with the terms of the debt agreements. The Company has consistently applied this policy to all periods in which either convertible debt had a dilutive effect on earnings per share. The dilutive effect of the 2005 Notes for the thee months ended March 31, 2010, was calculated based on the Company’s notification to the noteholders and the trustee for the 2005 Notes that it will pay 50 percent of the 2005 Notes’ conversion premium in cash and the remaining 50 percent in the Company’s common stock (see Note 8 – Convertible Notes). For the three months ended March 31, 2010, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method. Both methods resulted in the same diluted net income per share for the three months ended March 31, 2009. See Note 8 — Convertible Notes. The following table shows the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
Basic:
Net income attributable to Sybase, Inc.	$39,856	$28,085
Less: Net income allocated to participating securities	(645)	(455)

Net income attributable to Sybase, Inc. common stockholders – basic	$39,211	$27.630

Basic net income per share attributable to Sybase, Inc. common stockholders	$0.49	$0.35

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,726	79,809

Diluted:
Net income attributable to Sybase, Inc.	$39,856	$28,085
Less: Net income allocated to participating securities	(602)	—

Net income attributable to Sybase, Inc. common stockholders – diluted	$39,254	$28,085

Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.45	$0.33

Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80,726	79,809
Dilutive effect of stock options, restricted stock and stock appreciation rights	3,070	2,008
Dilutive effect of 2005 Notes	3,606	2,634

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under treasury stock method	87,402	84,451

Participating securities excluded under two-class method	(880)	N/A

Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders under two-class method	86,522	N/A

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income per share were 0.2 million and 2.6 million for the three month periods ended March 31, 2010 and 2009, respectively. The Company excludes shares with combined exercise prices, unamortized fair values, and tax benefits that are greater than the average market price for the Company’s common stock from the calculation of diluted net income per share because their effect is anti-dilutive.
3. Comprehensive Income. The following table sets forth the calculation of comprehensive income for all periods presented:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net income	$39,873	$28,101
Foreign currency translation losses	(19,961)	(14,756)
Losses recognized in (reclassified from) other comprehensive income	(347)	—
Change in unrealized gains (losses) on all other marketable securities	255	(5)

Comprehensive income	19,820	13,340
Less: Comprehensive income attributable to noncontrolling interest	17	16

Comprehensive income attributable to Sybase, Inc.	$19,803	$13,324

The Company’s foreign currency translation losses primarily arise from its substantial net assets denominated in certain European currencies. Translation losses generally occur when the dollar strengthens against these currencies while translation gains arise when the dollar weakens against these currencies. Debt securities classified as available-for-sale are recorded at fair value. Losses recognized in other comprehensive income represent other-than-temporary noncredit impairment losses related to investments in auction rate securities. If the nature of such losses shifts from noncredit to credit, a corresponding amount is reclassified from other comprehensive income and recognized in earnings. . Unrealized holding gains and losses are reported as a separate component of other comprehensive income until realized. See Note 6 – Fair Value Measurements.
Accumulated other comprehensive income consisted of the following (in thousands):

	March 31,	December 31,
(In thousands)	2010	2009
Foreign currency translation	$32,882	$52,843
Noncredit other-than-temporary impairment, net of income taxes	(3,296)	(2,949)
Net unrealized gains on other marketable securities, net of income taxes	317	62
Pension liability adjustments	(654)	(654)

	$29,249	$49,302

4. Recent Accounting Pronouncements.
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
5. Cash, Cash Equivalents, and Short and Long-term Investments.
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
Short and Long-Term Investments
Short and long-term investments consist principally of short-term bank deposits, corporate notes and bonds, U.S. government obligations, mutual funds held in a Rabbi Trust, and Auction Rate Securities (ARS).
Management determines the appropriate classification of short and long-term investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
At March 31, 2010, the Company has classified short-term bank deposits, corporate notes and bonds, U.S. government obligations, and ARS as available-for-sale and investments in mutual funds held in a Rabbi Trust as trading securities.
Investments classified as available-for-sale and trading securities are recorded at fair value. Actively traded available-for-sale and trading securities are stated at fair value as determined by the security’s most recently traded price. If securities are not actively traded, fair value is determined using other valuation techniques. Realized gains and losses are reflected in income and are determined on the specific identification method. Trading securities unrealized gains and losses and realized gains and losses are included in the earnings of the Company. Changes in fair values of available-for-sale securities are accounted for based on the nature of the change in value:
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
Prior to April 1, 2009, the entire OTTI charge was recognized in earnings.
At March 31, 2010 and December 31, 2009, cash equivalents, short term and long term investments and their amortized costs, unrealized gains and losses, OTTI recognized in accumulated OCI, and approximate fair values are as follows:

	Amortized	Unrealized	Unrealized	OTTI	Fair Market
(In thousands)	Cost	Gains	Losses	In OCI	Value
March 31, 2010:
Cash and cash equivalents	$1,022,719	$—	$—	$—	$1,022,719
Short-term bank deposits (maturities of one year or less)	41,035	—	—	—	41,035
Short-term corporate notes and bonds (maturities of one year or less)	55,727	32	(16)	—	55,743
Short-term U.S. government obligations (maturities of one year or less)	134,075	199	—	—	134,274
Trading securities	13,006	—	—	—	13,006
Long-term corporate notes and bonds (maturities over one year)	52,427	113	(12)	(3,296)	49,232
Long-term equity security	103	—	—	—	103

	$1,319,092	$344	$(28)	$(3,296)	$1,316,112

December 31, 2009:
Cash and cash equivalents	$947,155	$2	$(5)	$—	$947,152
Short-term bank deposits (maturities of one year or less)	43,512	—	—	—	43,512
Short-term corporate notes and bonds (maturities of one year or less)	119,616	82	(29)	—	119,669
Short-term U.S. government obligations (maturities of one year or less)	64,071	43	(7)	—	64,107
Trading securities	11,944	—	—	—	11,944
Long-term corporate notes and bonds (maturities over one year)	18,783	—	(5)	(2,949)	15,829
Long-term U.S. government obligations (maturities over one year)	70,179	11	(31)	—	70,159
Long-term equity security	103	—	—	—	103

	$1,275,363	$138	$(77)	$(2,949)	$1,272,475

The following table summarizes the fair value and gross unrealized losses related to available-for-sale marketable securities aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position for less than and greater than 12 months, at March 31, 2010:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		Greater Than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Corporate notes and bonds	$25,103	$(28)	$12,844	$(3,296)
The following table summarizes the fair value and gross unrealized losses related to available-for-sale marketable securities aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position for less than and greater than 12 months, at December 31, 2009:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		Greater Than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
Corporate notes and bonds	$65,951	$(39)	$13,210	$(2,949)
U.S government obligations	70,538	(38)	—	—

Totals	$136,489	$(77)	$13,210	$(2,949)
On March 31, 2010, long-term investments include $12.9 million of ARS with an aggregate par value of $28.9 million. ARS are floating rate securities with longer-term maturities which were marketed by financial institutions with auction reset dates planned at 28 day intervals to provide planned short term liquidity. The underlying collateral of the ARS the Company holds consists primarily of corporate bonds, commercial paper, debt instruments issued by the U.S. Treasury and governmental agencies, money market funds, asset backed securities, collateralized debt obligations, similar assets, and in one instance, preferred stock in a bond insurance company. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. The credit ratings for five of the ARS were AAA and for one of the ARS was AA at the time of purchase. Beginning in August 2007 and into September 2007, each of the ARS auctions began to fail due to a lack of market for these securities. As of March 31, 2010, the credit ratings for five of the ARS had been withdrawn. The credit rating on a sixth ARS was Caa2. In addition, the investments currently lack short-term liquidity. The Company will not be able to access these funds until a future auction for the ARS investments is successful or until it sells the securities in a reasonable secondary market which currently does not exist.
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
The aggregate amortized cost basis of these ARS totaled $16.1 million as of March 31, 2010. A rollforward of amortized cost, cumulative OTTI recognized in earnings and accumulated OCI is

		Cumulative			Total
	Amortized	OTTI in	Unrealized	OTTI Loss	Accumulated
(In thousands)	Cost	Earnings	(Gain) Loss	in OCI	OCI
Balance at December 31, 2009	$16,159	$7,741	($1,410)	$4,359	$2,949
OTTI recognized	—	—	—	366	366
Reclassification to earnings	(19)	19	—	(19)	(19)

Balance at March 31, 2010	$16,140	$7,760	($1,410)	$4,706	$3,296
6. Fair Value Measurements.
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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$726,991	—	—	$726,991
Trading securities	13,006	—	—	13,006
Available-for-sale investments	294,076	—	$12,947	307,023

Total	$1,034,073	—	$12,947	$1,047,020

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
The fair values of the ARS as of March 31, 2010 are based on an estimation employing an income approach for each ARS. The significant inputs for the valuation model include the following weighted averages:
Term to recovery: 6.4 years
Discount rate: 15.5%
The ARS are included in long-term investments on the Company’s condensed consolidated balance sheet. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2010:

Level 3
Financial
(In thousands)	Assets
Balance at December 31, 2009	$13,313
Impairment loss included in net impairment losses recognized in earnings	(19)
Change in total other-than-temporary impairment recognized in accumulated other comprehensive income	(347)

Balance at March 31, 2010	$12,947

As of March 31 2010, the Company did not have any material liabilities that are measured at fair value on a recurring basis.
The Company utilizes foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days.) The Company enters such forward contracts once a month on the last day of the month. As such, there were no unrealized gains or losses on the outstanding forward contracts as of March 31, 2010. The Company does not enter into forward contracts for trading purposes. At March 31, 2010, the Company had outstanding forward exchange contracts, all having maturities of approximately 30 days, to exchange various foreign currencies for U.S. dollars and Euros in the amount of $47.0 million; to exchange U.S. dollars into various foreign currencies in the amount of $2.5 million; and to exchange British Pounds for South African Rand in the amount of $1.2 million.
7. Goodwill and Intangible Assets.
The following table reflects the changes in the carrying amount of goodwill by segment. Goodwill balances reflect the Company’s new segments as discussed further in Note 12 – Segments Information.

	Software License	Messaging and	Consolidated
(In thousands)	and Services	Hosted Software	Total
Balance at January 1, 2010	$177,270	$355,105	$532,375
Foreign currency translation adjustments & other	(478)	(1,826)	(2,304)

Balance at March 31, 2010	$176,792	$353,279	$530,071

The following table reflects the gross and net carrying amounts and accumulated amortization of purchased intangible assets:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$172,326	$(142,273)	$30,053	$172,511	$(139,522)	$32,989
Customer lists and other	122,082	(70,919)	51,163	123,148	(68,125)	55,023

Totals	$294,408	$(213,192)	$81,216	$295,659	$(207,647)	$88,012

Gross and net carrying amounts vary from quarter to quarter due to amortization and currency translation of non-dollar denominated balances. The amortization expense on these intangible assets for the three months ended March 31, 2010 was $7.0 million, of which $2.1 million and $1.2 million were included in cost of license fees and cost of messaging, respectively. At March 31, 2010 the weighted average amortization period at acquisition of the gross carrying value of other purchased intangible assets was 6.9 years. Estimated amortization expense for each of the next five years below ending December 31, is as follows:

(In thousands)
2010	$27,351
2011	21,962
2012	15,355
2013	12,336
2014	2,236
8. Convertible Notes.
Convertible Senior Notes Issued in 2009
On August 4, 2009, the Company issued $400.0 million of convertible senior notes (“2009 Notes”) through a private offering to qualified institutional buyers in the U.S. pursuant to exemptions from registration afforded by the Securities Act of 1933, as amended. The 2009 Notes have imputed and stated interest rates of 8.15 percent and 3.5 percent, respectively. The 2009 Notes rank equally in right of payment to any future senior indebtedness of Sybase and are structurally subordinated to any future indebtedness or other liabilities of our subsidiaries (other than inter-company obligations).
At the time of the private offering the Company’s Board of Directors approved a $150.0 million increase to the stock repurchase program to repurchase the Company’s common stock and/or the Company’s convertible notes. The Company bought back 1,973,500 shares of the Company’s common stock at a price of $35.47 per share for an aggregate price of $70.0 million and, extinguished 35,000 of the Company’s convertible subordinated notes (“2005 Notes”) for an aggregate price of $50.1 million plus $0.3 million in corresponding accrued interest. With issuance costs of $10.6 million and considering the repurchases discussed above, net cash proceeds to the Company totaled $269.0 million.
The 2009 Notes mature on August 15, 2029 unless earlier redeemed by the Company at its option, or converted or put to the Company at the option of the holders. The Company may redeem all or a portion of the 2009 Notes at par on and after August 20, 2014. The holders may require that the Company repurchase the 2009 Notes at par on August 15, 2014, August 15, 2019 and August 15, 2024.
Conversion Events and Conversion Value
The holders may convert the 2009 Notes into the right to receive the conversion value (i) in certain change in control transactions, (ii) if the 2009 Notes are redeemed by the Company, (iii) in certain specified corporate transactions, and (iv) when the trading price of the 2009 Notes does not exceed a minimum price level, and (v) at any time during the quarterly period following instances where the Company’s closing stock price exceeds 130% of the then current conversion price, or approximately $62.24, for at least 20 out of the last 30 trading days ending with the quarter’s last trading day. During the calendar quarter ended March 31, 2010, such closing stock price conversion right was not triggered.
The initial conversion rate on the 2009 Notes is 20.8836 shares of common stock per $1,000 principal amount of 2009 Notes. This is equivalent to an initial conversion price of approximately $47.88 per share of common stock. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value (as defined in the indenture governing the 2009 Notes). If the conversion value exceeds $1,000 on the conversion date of the notes, the Company will also deliver, at Sybase’s option, cash or common stock or a combination of cash and common stock with respect to the excess of the conversion value over the principal amount of the converted 2009 Notes. Based on the Company’s closing stock price on March 31, 2010 of $46.62, the total conversion value did not exceed the total principal value of the notes. The March 31, 2010 ask price for 2009 Notes is $1,197.63 per $1,000 note, representing an approximate aggregate fair value of $479.1 million.
As of March 31, 2010, the outstanding principal amount of the 2009 Notes totaled $332.7 million net of unamortized discount of $67.3 million. Such debt discount is amortized to interest expense over a five year period ending August 15, 2014, the date on which holders of the 2009 Notes may first require the Company to repurchase all or a portion of their notes.
Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. The Company recognized interest expense of $6.7 million for the three months ended March 31, 2010 from the 2009 Notes, which includes $3.2 million of amortization of debt discount.
The carrying amount of the equity component of the 2009 Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the 2009 Notes as of March 31, 2010 were as follows:

March 31,
2010
(In millions)
Gross equity component of 2009 Notes	$75.5
Deferred tax asset reduction	(29.0)
Equity issuance costs	(2.0)

Equity component of 2009 Notes	$44.5

Principal amount of 2009 Notes	$400.0
Unamortized discount of 2009 Notes	(67.3)

Long term liability component of 2009 Notes	$332.7

Convertible Subordinated Notes Issued in 2005
On February 22, 2005, the Company issued $460 million of convertible subordinated notes (“2005 Notes”) The 2005 Notes have imputed and stated interest rates of 6.09 percent and 1.75 percent, respectively, and are subordinated to all of the Company’s future senior indebtedness. Interest is payable semi-annually in arrears on February 22 and August 22 of each year. The Company recognized interest expense of $3.5 million and $6.5 million from the 2005 Notes for the three months ended March 31, 2010 and 2009, respectively, which includes $2.5 million and $4.5 million of amortization of debt discount for each of the three month periods, respectively.
The 2005 Notes include a conversion feature which provides for each $1,000 principal amount of notes, a conversion value representing the amount equal to 40.02 shares multiplied by the per share price of the Company’s common stock at the time of conversion. If the conversion value exceeds $1,000 per $1,000 in principal of Notes, the Company will pay $1,000 in cash and may pay the amount exceeding $1,000 in cash, stock or a combination of cash and stock, at the Company’s election. As discussed earlier, the Company elected to pay 50 percent of this amount in cash and 50 percent in the Company’s common stock. Upon conversion, the total conversion value in excess of the total principal value will be recorded as a reduction to Additional Paid In Capital.
On February 1, 2010 the Company called the remaining balance of its 2005 Notes for redemption on March 3, 2010. The holders’ right to convert their Notes expired on March 2, 2010. $389.7 million of the 2005 Notes were converted by noteholders following the Company’s notice of redemption. The Company has notified the noteholders and the trustee for the 2005 Notes that it has determined to pay 50 percent of the 2005 Note’s conversion premium in cash and the remaining 50 percent in the Company’s common stock. The total conversion premium is $338.3 million. Amounts due to the noteholders will be settled during the second quarter of 2010.

As of March 31, 2010, the outstanding principal amount of the 2005 notes, net of conversions of $11.7 million and extinguishments of $58.6 million, totals $389.7 million and is included in current liabilities.
On August 4, 2009, the Company extinguished 35,000 of the 2005 Notes at a price of $1,432 for each $1,000 note. The Company paid an aggregate price of $50.4 million including accrued interest. During the three months ended March 31, 2010, the Company extinguished and converted 30,134 of the 2005 Notes at an average price of $1,661 for each $1,000 note. The Company paid an aggregate of $39.4 million. The carrying amount of the equity component of the 2005 Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the 2005 Notes as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
Gross equity component of 2005 Notes	$85.0	$85.0
Early extinguishment	(31.6)	(15.8)
Conversion	(7.5)	(3.2)
Temporary equity	0.0	(2.5)
Deferred tax asset reduction	(33.6)	(33.7)
Equity issuance costs	(1.8)	(1.8)

Equity component of Notes	$10.5	$28.0

Principal amount of 2005 Notes	$389.7	$419.8
Unamortized discount of 2005 Notes	0.0	(2.5)

Liability component of 2005 Notes	$389.7	$417.3

9. Stock and Convertible Debt Repurchases. Beginning in 1998, the Board of Directors authorized the Company to repurchase the Company’s outstanding common stock and convertible debt from time to time, subject to price and other conditions. Since inception, such authorizations totaled $1.15 billion including a March 5, 2010 approval to repurchase up to an additional $150 million of the Company’s outstanding common stock or the Company’s convertible notes. Under the repurchase program, the Company has used a total of $866.6 million to repurchase 45.6 million shares of the Company’s common stock and $50.1 million to extinguish 2005 convertible subordinated notes with a principal value of $35 million. See Note 8 – Convertible Notes.
10. Stock-Based Compensation. The Company may grant stock options and restricted stock through the 2003 Stock Plan. At March 31, 2010, an aggregate of 17,145,376 shares of Common Stock have been reserved upon the exercise of options granted to qualified employees, directors and consultants of the Company. The Board of Directors, directly or through committees, administers the 2003 Stock Plan and establishes the terms of option grants. Options are exercisable to the extent vested. Vesting occurs at various rates and over various time periods. Options expire on terms set forth in the grant notice (generally 10 years from the grant date, and for options granted after May 25, 2005 not more than 7 years from the grant date, three months after termination of employment, two years after death, or one year after permanent disability.)
The following table summarizes the total stock-based compensation expense for stock options and restricted stock grants that was recorded in the Company’s results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
Cost of services	$366	$342
Cost of messaging	142	138
Sales and marketing	1,412	1,400
Product development and engineering	829	718
General and administrative	4,021	3,152

Total stock-based compensation expense included in costs and expenses	6,770	5,750
Tax benefit related to stock-based compensation expense	(2,019)	(1,605)

Stock-based compensation expense included in net income	$4,751	$4,145

Reduction of net income per share attributable to Sybase, Inc. common stockholders:
Basic	$0.06	$0.05
Diluted	$0.05	$0.05

As of March 31, 2010, there was $51.0 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize the cost for stock options over a weighted average period of 2.4 years. The Company expects to recognize the cost for restricted stock over a weighted average period of 1.6 years.
During the three months ended March 31, 2010, the Company issued 0.9 million shares of its common stock for stock option exercises and issued 0.3 million shares of its common stock for vested restricted stock. The common stock was issued from the Company’s treasury stock.
11. Income Taxes. The effective tax rate for the periods presented is the result of the mix of income projected to be earned in various tax jurisdictions that apply a broad range of income tax rates. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.
Our effective tax rate was approximately 38.2 percent and 41.5 percent for the three months ending March 31, 2010 and March 31, 2009, respectively. Our effective tax rate for both years differ from the statutory rate of 35 percent primarily due to the impact of state taxes, and for the three months ending March 31, 2009, the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations and a non-recurring tax charge recorded for a reduction in our state net deferred tax assets as a result of a California tax law enacted during the three months ending March 31, 2009. These increases were partially offset by earnings in lower tax jurisdictions. The amount of tax recorded increased primarily because of an increase in our earnings for the same comparative period.
Sybase, Inc. or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2006. The Company is under U.S. federal tax examination for the years 2006 through 2009. Income tax returns filed in certain other foreign jurisdictions and states are also under examination.
As of December 31, 2009, the total amount of our unrecognized tax benefits was approximately $81.3 million of which $78.0 million would impact our effective tax rate if recognized. There was no material change to these amounts during the three months ending March 31, 2010. During the next 12 months, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $10.0 million to $13.0 million due to the expiration of statute of limitations and tax settlement payments. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations. However, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes. At December 31, 2009, we had accrued $4.4 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest recognized during the three months ended March 31, 2010 was not significant. No penalties have been accrued.
12. Segment Information. In 2009, the Company was organized into three business segments: Infrastructure Platform Group (IPG), which principally focused on enterprise class database servers, integration and development products; iAnywhere Solutions, Inc. (iAS), which provided mobile device management, mobile middleware platforms, database, synchronization, and Bluetooth and infrared protocol technologies; and Sybase 365 (SY365), which provided application services that allows customers to deliver and financially settle mobile data and messages, including short message services or SMS, and multimedia messaging services or MMS, and GPRS roaming exchange services or GRX. Beginning January 1, 2010, the Company was organized into two business segments: Software License & Services, which principally focuses on enterprise class database servers, integration, development products, mobile database and mobile enterprise solutions; and Messaging and Hosted Software, which provides global services for mobile messaging interoperability, the management and distribution of mobile content and the hosting and enablement of mobile applications and services. The Software License and Services segment is comprised of the iPG and iAS software and services segments and is more closely aligned with various operational and functional group consolidations undertaken in 2009 and consolidated reporting processes.
The Company’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment income before unallocated expenses. The CEO does not view segment results below income before unallocated expenses, and therefore unallocated expenses; interest income, interest expense and other, net; and the provision for income taxes are not broken out by segment. The Company does not account for, or report to the CEO, assets or capital expenditures by segment.
Certain common costs and expenses are allocated based on measurable drivers of expense. Unallocated expenses represent corporate activities (expenditures) that are not specifically allocated to the segments including marketing expenses, product development and engineering expenses, general and administrative expenses, amoritization of intangibles, stock-based compensation expenses, reversals of restructuring expenses associated with restructuring activities undertaken prior to 2003, interest and investment income and expenses and taxes.
A summary of the segment financial information reported to the CEO for the three months ended March 31, 2010 as well as comparable information for the three months ended March 31 2009 is presented below:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Software License and Services:
Software license and services revenue
License fees	$97,836	$88,882
Software license updates and product support	116,156	109,607
Other services	25,280	25,000

Total software license and services revenue	239,272	223,489

Cost of software license and services
Cost of license fees	11,090	10,159
Cost of services	35,948	36,484
Sales expense	42,044	46,574

Total cost of software license and services	89,082	93,217

Segment income before unallocated expenses	$150,190	$130,272

Messaging and Hosted Software:
Messaging and hosted software revenue
Messaging	$53,014	$43,263
Hosted license and services	1,666	761

Total messaging and hosted software revenue	54,680	44,024

Cost of messaging and hosted software
Cost of messaging and hosted software	35,357	25,759
Sales expense	6,455	7,300

Total cost of messaging and hosted software	41,812	33,059

Segment income before unallocated expenses	$12,868	$10,965

Total segment revenues	$293,952	$267,513
Total segment expenses	130,894	126,276

Total segment income before unallocated expenses	163,058	141,237
Unallocated expenses:
Marketing	(11,205)	(9,234)
Product development and engineering	(35,368)	(34,348)
General and administrative	(28,093)	(28,794)
Amortization of intangible assets	(6,981)	(6,924)
Restructuring	(4)	10
Stock-based compensation	(6,770)	(5,750)
Change in value of assets in deferred compensation plan	(565)	700
Interest income and expense and other, net	(9,585)	(8,901)

Income before provision for income taxes	$64,487	$47,996

13. Litigation.
On March 24, 2010, Sybase entered into a confidential settlement agreement with Telecommunication Systems, Inc. (TCS) that resolved the following outstanding lawsuits: (i) TCS’s lawsuit filed on July 30, 2009 against Sybase 365 in the Eastern District of Virginia, alleging that Sybase 365 infringes TCS’s U.S. Patents #6,891,811 entitled “Short Message Service Center Mobile-Originated to HTTP Internet Communications” (the “‘811”) and #7,355,990 entitled “Mobile-Originated to HTTP Internet Communications” (the “‘990”), (ii) TCS’s lawsuit filed on August 19, 2009 against Sybase, Inc. and iAnywhere Solutions, Inc. in the U.S. District Court for the District of Delaware, alleging infringement of TCS’s U.S. Patent #6,560,604 entitled “System, Method and Apparatus for Automatically and Dynamically Updating Options, Features, and/or Services Available to Client Device” (the “604”), and (iii) Sybase 365’s lawsuit filed on October 2, 2009 against TCS in the U.S. District Court for the Eastern District of Virginia, alleging that TCS infringes its U.S. Patents #5,873,040 entitled “Wireless 911 Emergency Location” and 7,082,312 entitled “Short Message Gateway, System and Method of Providing Information Service for Mobile Telephones”. As a result of the settlement, the claims on the ‘811/’990 patents have been dismissed with prejudice. The claims by TCS against Sybase on the ‘604 patent and the claims by Sybase 365 against TCS on the ‘040 and ‘312 patents have been dismissed without prejudice. The settlement had no material impact on Sybase.
For a discussion of risks related to intellectual property rights and certain pending intellectual property disputes, see “Future Operating Results — If third parties claim that the Company is in violation of their intellectual property rights, it could have a negative impact on the Company’s results of operations or ability to compete,” Part II, Item 1(A).
Sybase is a party to various other legal disputes and proceedings arising in the ordinary course of business. In the opinion of management, resolution of these matters, including the above mentioned legal matters, is not expected to have a material adverse effect on our consolidated financial position or results of operations as the Company believes it has adequately accrued for these matters at March 31, 2010. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.
14. Subsequent Events. On April 1, 2010, the Company signed an agreement to acquire its long-time South Africa distributor partner, Sybase SA, in order to have a direct presence in the growing southern African market. The total cash outlay to Sybase SA is an estimated $14 million over two years.
On April 30, 2010 the Company retired the remaining 2005 Notes for $558.9 million in cash and issuance of 3.6 million shares of common stock valued in accordance with the terms of the 2005 Notes at $169.2 million in the Company’s common stock.

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
You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Item 1 and our Annual Report on Form 10-K for the year ended December 31, 2009.
On February 1, 2010 we called the remaining balance of our 2005 Notes for redemption on March 3, 2010. $389.7 million of the 2005 Notes were converted by noteholders following our notice of redemption. The Company has notified the noteholders and the trustee for the 2005 Notes that we have determined to pay 50 percent of the 2005 Note’s conversion premium in cash and the remaining 50 percent in our common stock. The conversion premium is estimated to be $338 million. Amounts due to the noteholders will be settled during the second quarter of 2010. See Note 8 to Condensed Consolidated Financial Statements – Convertible Notes, Part I, Item I.
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
Starting in 2010 our business was organized into two business segments: Software License and Services, which principally focuses on enterprise class database servers, integration, development products, mobile database and mobile enterprise solutions; and Messaging and Hosted Software, which provides global services for mobile messaging interoperability, the management and distribution of mobile content and the hosting and enablement of mobile applications and services. For further discussion of our business segments, see Note 12 to Condensed Consolidated Financial Statements —Segment Information, Part I, Item I.
Our Results
We reported total revenues of $294.0 million for the three months ended March 31, 2010, which represented a $26.4 million (10 percent) increase from total revenues of $267.5 million for the same period last year. The year-over-year increase in total revenues was attributable to a 23 percent increase in messaging revenue, a 10 percent increase in license revenue, and a 5 percent increase in service revenues.
The growth in license revenues was primarily attributed to a 25 percent increase in database revenues, namely our Adaptive Server® Enterprise (ASE), IQ Analytic Server, Complex Event Processing (CEP), and Risk Analytics Platform (RAP) products. The increase in Messaging and Hosted Software revenue was driven by a 23 percent increase in messaging revenues. The increase in service revenue resulted from a 6 percent increase in software license updates and product support revenues.
We reported net income of $39.9 million for the quarter ended March 31, 2010, compared to $28.1 million for the same period last year. For the quarter ended March 31, 2010 our operating income was $74.1 million and our operating margin was 25 percent compared to $56.9 million in operating income and a 21 percent operating margin for the same period in 2009. The increase in operating income was primarily attributable to the Software License and Services segment’s $19.9 million increase in segment income and Messaging and Hosted Software segment’s $1.9 million increase in segment income. The increased operating income resulted from larger deal sizes involving our enterprise database products, reduced operating expenses realized through operational synergies, and a favorable revenue mix shift away from lower margin business (professional services) and toward higher margin business (license and maintenance).
During the three months ended March 31, 2010, we generated net cash from operating activities of $99.3 million. Our days sales outstanding in accounts receivable were 72 days for the quarter ended March 31, 2010 compared to 78 for the quarter ended March 31, 2009.
For a discussion of certain factors that may impact our business and financial results, see “Risk Factors — Future Operating Results.”
Business Trends
In the early part of 2010, we continue to see early signs of recovery in the spending environment and indications that corporate IT budgets could modestly increase this year. Nonetheless, we believe IT spending remains tight and, to the extent there is a meaningful improvement in demand, it is more likely to occur towards the end of 2010. Our pipeline and the general condition of our business remain stable, though we remain cautious on the spending environment in Europe, the sustainability of the overall macroeconomic recovery, and the recent weakening of the euro, which could reduce reported revenue in U.S. dollars.
Our focus on innovation has helped sustain demand and drive growth with our enterprise infrastructure products. We continue to benefit from the continued proliferation of enterprise data that, along with enhancements to our core database platform, have contributed to growth for our Adaptive Server Enterprise (ASE) 15.0 product. We are encouraged by the initial customer response to the recently released version 15.5 of our ASE platform. Version 15.5 includes two new options expected to contribute to our revenue growth in 2010: in-memory processing and advanced back-up services. Our Analytic products also continue to do well as the need for high-performance, low-latency analytic capabilities drives demand for our IQ Analytic Server (IQ), our Risk Analytics Platform (RAP), and our Complex Event Processing (CEP) solutions. IQ offers a highly optimized analytic engine specifically designed to deliver dramatically faster results for business intelligence, analytic and reporting solutions. Our RAP solution, which is built on IQ, is targeted to the financial services industry for risk, trading and compliance analytics. During the first quarter, we strengthened our CEP offerings through an asset purchase agreement with Aleri Inc., a leading provider of enterprise-class CEP technology.
While the overall demand for mobile software remains somewhat constrained, we are encouraged by growing interest in our mobile enterprise platform, including our Afaria product and our Sybase Unwired Platform (SUP). Afaria is a mobile device management and security solution for the enterprise, providing a single administrative console to centrally manage, secure and deploy mobile data, applications and devices. Sybase Unwired Platform is a mobile enterprise application platform that enables enterprise developers to build applications that connect business data to mobile workers on a variety of mobile device platforms. During the first quarter, we continued to focus on developing our partner ecosystem to enable mobile enterprise applications and managed mobility services. For example, in Q1 we released the initial SAP applications for general availability: Sybase Mobile Sales for SAP CRM and Sybase Mobile Workflow for SAP Business Suite. We also expanded our managed mobility ecosystem when Orange chose Afaria as part of a managed service offering allowing enterprise customers to manage a heterogeneous mobile device environment through a hosted solution. To date, we have entered into relationships with 15 managed services partners. As more large enterprises mobilize their applications and IT infrastructure, we believe our growing partner ecosystem will help us achieve greater leverage and broader channel reach.
With respect to the market for messaging services, we continue to see strong demand from enterprises, who increasingly view mobile messaging as an inexpensive means of interacting with their customers on a real time basis. Broadly speaking, we believe that our messaging business will continue to see revenue driven by continuing growth in worldwide Short Messaging Services (SMS) and Multimedia Messaging Services (MMS) traffic levels and an expanding demand for mobile data roaming (GRX) services. Offsetting to some extent the growth in message volume has been continued price compression. Our plans call for offering new value added services such as Operator Analytics 365, a real-time traffic and billing analytics solution, which we expect to become available in the second quarter of 2010. We also launched our next-generation IPX platform. Utilizing Internet Protocol (IP) technology is becoming the preferred means for delivering voice and data services over mobile networks, making possible new services such as voice over IP, video calling and location-based services.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We also are required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that during the first three months of 2010 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
A discussion of each of our other critical accounting policies is included in our annual report on Form 10-K for the year ended December 31, 2009.
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
Results of Operations
Revenues

	Three Months ended March 31,
			Percent
(Dollars in millions)	2010	2009	Change
License fees by segment:
Software license and services	$97.8	$88.9	10%
Messaging and hosted software	0.8	0.4	100%
Total license fees	$98.6	$89.3	10%
Percentage of total revenues	34%	33%

Services by segment:
Software license and services	$141.4	$134.6	5%
Messaging and hosted software	1.0	0.4	150%
Total services	$142.4	$135.0	5%
Percentage of total revenues	48%	51%

Messaging and Hosted Software messaging revenue	$53.0	$43.2	23%
Messaging and Hosted Software messaging revenue as percentage of total revenues	18%	16%

Total revenues	$294.0	$267.5	10%

*	Not meaningful
License revenues increased $9.3 million (10 percent) for the three months ended March 31, 2010 compared to the same period last year. This increase in license revenues was primarily attributable to an $8.9 million (10 percent) increase in the Software License and Services segment driven by an $11.8 million increase in database license revenues, namely our Adaptive Server® Enterprise (ASE) and Analytics offerings (IQ Analytic Server, CEP, and Risk Analytics Platform); partially offset by decreases in our mobility and Financial Servicesproducts and Power Builder development tools of $3.5 million (12 percent).

Services revenues (which include software license updates and product support, professional services and education) increased $7.4 million (5 percent) for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a $6.8 million (5 percent) increase in the Software License and Services segment. The 5 percent increase in the Software License & Service segment service revenues was largely due to a $6.5 million (6 percent) increase in software license updates and product support revenue and a $0.4 million (2 percent) increase in professional services.
Total software license updates and product support revenues increased $6.7 million (6 percent) for the three months ended March 31, 2010 compared to the same periods in 2009. Software license updates and product support revenues comprised approximately 82 percent of total services revenues for the three months ended March 31, 2010 and 81 percent for the same periods in 2009. Current and long-term deferred revenue balances in the balance sheet relate principally to software license updates and product support contracts and increased $27.4 million (11 percent) compared with the balance on March 31, 2009.
Services revenues other than software license updates and product support increased $0.7 million (3 percent) for the three months ended March 31, 2010 compared to the same period in 2009. The increase for the three months ended March 31, 2010 was primarily related to a $0.9 million (4 percent) increase in professional services.
Messaging revenues increased $9.8 million (23 percent) for the three month ended March 31, 2010 compared to the same period in 2009. The increase for the three months ended March 31, 2010 was due to a $7.8 million (41 percent) increase in application messaging revenues, a $1.2 million (5 percent) increase in personal messaging revenues, and a $0.8 million (100 percent) increase in mobile commerce revenues.
Geographical Revenues

	Three Months ended March 31,
			Percent
(Dollars in millions)	2010	2009	Change
North American	$146.8	$139.8	5%
Percentage of total revenues	50%	52%
Total Outside North America	$147.2	$127.7	15%
Percentage of total revenues	50%	48%
International: EMEA (Europe, Middle East and Africa)	$111.9	$89.1	26%
Percentage of total revenues	38%	33%
Intercontinental: (Asia Pacific and Latin America)	$35.3	$38.6	(9%)
Percentage of total revenues	12%	15%
Total revenues	$294.0	$267.5	10%

*	Not meaningful
North American revenues (United States, Canada and Mexico) increased $7.0 million (5 percent) for the three months ended March 31, 2010 compared to the same period last year. The increase was primarily due to a $3.7 million (23 percent) increase in messaging revenues, a $2.3 million (3 percent) increase in service revenues, and a $1.1 million (3 percent) increase in license revenue compared to the same period in 2009.
Total revenues outside North America comprised 50 percent and 48 percent of total revenues for the three months ended March 31, 2010 and 2009, respectively.
EMEA (Europe, Middle East and Africa) revenues for the three months ended March 31, 2010 increased $22.8 million (26 percent) compared to the same period last year. The increase was due primarily to a $12.9 million (46 percent) increase in license revenue, a $6.3 million (26 percent) increase in messaging revenue, and a $3.6 million (10 percent) increase in service revenues. The increase in license revenues primarily resulted from increases in UK ($9.4 million), Spain ($2.0 million) and Norway ($1.3 million). The increase in messaging revenue revenues were primarily driven by increases in Germany ($4.2 million), France ($0.9 million), Italy ($0.6 million), and Spain ($0.6 million). Increases in services revenues were primarily driven by increases in Germany ($1.5 million), France ($0.9 million), Italy ($0.6 million), and Holland ($0.6).
Intercontinental (Asia Pacific and Latin America) revenues for the three months ended March 31, 2010 decreased $3.3 million (9 percent) compared to the same period last year. License revenue decreased $4.7 million (25 percent) and messaging revenue decreased $0.2 million (7 percent); partially offset by a $1.6 million (9 percent) increase in service revenue. The decrease in license revenue primarily resulted from decreases in Japan ($5.2 million) and India ($0.8 million); partially offset by increases in Brazil ($0.7 million) and Korea ($0.5 million). The decrease in messaging revenue primarily resulted from decreases in Australia ($0.5 million) and Singapore ($0.2 million); partially offset by increases in Malaysia ($0.2 million) and China ($0.2 million).

In EMEA and the Intercontinental regions, most revenues and expenses are denominated in local currencies. During the three months ended March 31, 2010, foreign currency exchange rate changes from the same period last year resulted in a increase of 4 percent in our revenues and an increase of 3 percent in our operating expenses. The change versus the comparable period was primarily due to a weaker U.S. dollar against the Euro and British Pound, and to a lesser extent the weakening of the U.S. dollar against the Australian Dollar, Brazilian Real, Korean Won, and Japanese Yen.
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

Costs and Expenses

	Three Months ended March 31,
(Dollars in millions)			Percent
	2010	2009	Change
Cost of license fees	$13.2	$12.3	7%
Percentage of license fees revenues	13%	14%
Cost of services	$36.5	$36.8	(1%)
Percentage of services revenues	26%	27%
Cost of messaging	$36.6	$27.0	36%
Percentage of messaging revenues	69%	62%
Sales and marketing	$61.4	$64.2	(4%)
Percentage of total revenues	21%	24%
Product development and engineering	$36.5	$34.7	5%
Percentage of total revenues	12%	13%
General and administrative	$32.2	$31.9	1%
Percentage of total revenues	11%	12%
Amortization of other purchased intangibles	$3.7	$3.7	*
Percentage of total revenues	1%	1%

*	Not meaningful
Cost of License Fees. Cost of license fees consists primarily of product costs (media and documentation), amortization of capitalized software development costs and purchased technology, and third party royalty costs. Cost of license fees were 13 percent of license revenue for the three months ended March 31, 2010 as compared with 14 percent of license revenue for the same period last year. Cost of license fees were $13.2 million for the three months ended March 31, 2010, an increase of $0.9 million (7 percent) compared with the same period in 2009. The dollar increase in cost of license was primarily due to a $0.7 million increase in amortization of capitalized software.
Cost of Services. Cost of services consists primarily of the fully burdened cost of our personnel who provide product support, professional services and education. Cost of services were $36.5 million for the three months ended March 31, 2010, a decrease of $0.3 million (1 percent) compared to the same period in 2009. These costs were 26 percent of services revenues for the three months ended March 31, 2010 compared with 27 percent for the same period last year. The decrease in cost of services was primarily due to a decreases in telecom, temporary employees and travel of $0.6 million; partially offset by $0.3 million increase in salaries and benefits.
Cost of Messaging. Costs of messaging consist primarily of (1) call termination fees payable to non-domestic wireless operators for delivering traffic into their networks; (2) the fully burdened cost of personnel who manage and monitor network datacenters; (3) depreciation, fees and other costs associated with the networks and datacenters; and (4) amortization of purchased technology and internally developed software used by the Messaging and Hosted Software segment. Costs of messaging for the three months ended March 31, 2010 were $36.6 million, up $9.6 million (36 percent) compared to the same period in 2009. These costs were 69 percent of messaging revenue for the three months ended March 31, 2010 compared with 62 percent in 2009. Cost of messaging increased primarily due to $7.5 million in additional call termination fees associated with higher traffic volumes and a message mix shift to higher messaging cost services, $0.8 million due to an increase in depreciation and amortization, and $0.4 million due to an increase in temporary employees, compared with the same period in 2009.
Sales and Marketing. Sales and marketing expenses were $61.4 million for the three months ended March 31, 2010, down $2.8 million (4 percent) as compared to the same period last year. These costs decreased to 21 percent of total revenues for the three months ended March 31, 2010 as compared to 24 percent for the same period last year. The decrease in sales and marketing expenses is primarily due to a $2.3 million decrease in commissions and decreases in telecom and outside services of $1.1 million; partially offset by an $0.8 million increase in marketing programs and travel.
Product Development and Engineering. Product development and engineering expenses (net of capitalized software development costs) were $36.5 million for the three months ended March 31, 2010, up $1.8 million (5 percent) as compared to the same period last year. These costs decreased to 12 percent of total revenues for the three months ending March 31, 2010 compared with 13 percent for the same period in 2009. The increase in absolute dollars for the three months ended March 31, 2010 is primarily due to $1.3 million increase in salaries and benefits.
We capitalized approximately $11.8 million of software development costs for the three ended March 31, 2010 compared to $11.9 million for the same period in 2009. For the three months ended March 31, 2010, capitalized software costs included costs incurred for efforts associated with ASE, Replication Server, Power Builder, SUP, SQL Anywhere, and Sybase IQ\RAP.

General and Administrative. General and administrative expenses, which include IT, legal, business operations, finance, human resources and administrative functions, were $32.2 million for the three ended March 31, 2010 as compared to $31.9 million for the same period in 2009. These costs decreased to 11 percent of total revenues for the three months ended March 31, 2010 compared with 12 percent for the three months ended March 31, 2009. The decrease in general and administrative expenses for the three months ended March 31, 2010 was not significant.
Amortization of Other Purchased Intangibles. Amortization of other purchased intangibles primarily reflects the amortization of the established customer lists associated with the acquisition of Home Financial Network, Inc in 2000, of XcelleNet in 2004, of Extended Systems in 2005, of Mobile 365 in 2006, and of Cable & Wireless businesses 2008. The changes in amortization of other purchased intangibles for the three month periods ended March 31, 2010 compared to the same period in the prior year are insignificant.
Segment Income Before Unallocated Expenses

	Three Months ended March 31,
			Percent
(Dollars in millions)	2010	2009	Change
Software License and Services	$150.2	$130.3	15%
Messaging and Hosted Software	12.9	11.0	17%

Total Segment Income Before Unallocated Expenses	$163.1	$141.3	15%
Total segment income before unallocated expenses increased to $163.1 million for the three months ended March 31, 2010 compared to $141.3 million for the three months ended March 31, 2009. The increase for the three months ended March 31, 2010 is primarily due to the various factors discussed under “Revenues”, “Geographical Revenues” and “Sales and Marketings” above. Segment operating income includes the revenues and expenses described in Note 12 to the Condensed Consolidated Financial Statements — Segment Information, Part I, Item I.
The segment income for the Software License & Services segment was $150.2 million for the three months ended March 31, 2010 compared to $130.3 million for the three months ended March 31, 2009. The $19.9 million increase in segment income was due to a $15.8 million (7 percent) increase in revenues and a $4.1 million (4 percent) decrease in cost of software license and services. Revenues increased primarily due to an $8.9 million (10 percent) increase in License revenue and a $6.5 million (6 percent) increase in Software license updates and product support. Cost of software license and services decreased primarily due to a $4.5 million decrease in sales expense. Sales expense decreased $4.5 million primarily due to a $4.0 million decrease in commissions and other headcount related costs and a $0.5 million decrease in marketing expenses.
The segment income for the Messaging and Hosted Software segment was $12.9 million for the three months ended March 31, 2010 compared to $11.0 million for the three months ended March 31, 2009. The $1.9 million increase in segment income was due to a $10.7 million (24 percent) increase in revenues partially offset by an $8.8 million (26 percent) increase in cost of messaging & hosted software. The increase in cost of messaging and hosted software was primarily due to a $9.6 million (37 percent) increase in messaging cost of goods sold.
Other Income (Expense), Net

	Three Months ended March 31,
			Percent
(Dollars in millions)	2010	2009	Change
Interest income	$1.5	$2.2	(32%)
Percentage of total revenues	1%	1%
Interest expense and other, net	$(11.1)	$(9.3)	19%
Percentage of total revenues	(4%)	(3%)
Impairment losses recognized in earnings	*	$(1.8)	*
Percentage of total revenues	*	(1%)

*	Not meaningful
Interest income decreased to $1.5 million for the three months ended March 31, 2010 compared to $2.2 million for the same period last year. Interest income consists primarily of interest earned on our investments. The decrease in interest income in the three month period ended March 31, 2010 is primarily due to a significant decrease in the average interest rates earned on cash balances. The average interest rates earned on cash balances decreased to 0.6 percent for the three ended March 31, 2010 from 1.3 percent for the three months ended March 31, 2009.

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
Interest expense and other, net increased to $11.1 million for the three months ended March 31, 2010 compared to $9.3 million for the same period in 2009. The increase was primarily due to a $6.7 million increase in interest expense from our recently issued 2009 Notes; partially offset by a $3.0 million decrease in interest expense from the conversion and extinguishment of our 2005 Notes, a $0.6 gain on trading securities that are invested as directed by participants of a deferred compensation-related Rabbi Trust for the three months ended March 31, 2010 compared with a $0.7 million loss on trading securities for the three months ended March 31, 2009, and a $0.2 million net gain from foreign currency transactions and related hedging activities for the three months ended March 31, 2010 compared with a $1.3 million loss resulting for the three months ended March 31, 2009.
There were no net impairment losses for the three months ended March 31, 2010 compared to $1.8 million for the three month period ended March 31, 2009. Net impairment losses recognized in earnings relate to investments in auction-rate securities (ARS). The ARS investments continue to lack short-term liquidity and we will not be able to access these funds until a future auction for the ARS investments is successful or until we sell the securities in a reasonable secondary market which currently does not exist. In addition, further impairments to the ARS investments, if any, may result in additional charges to earnings (See Note 5 to Condensed Consolidated Financial Statements Cash, Cash Equivalents and Short and Long-term Investments, respectively,– Part I, Item I).
Provision for Income Taxes

	Three Months ended March 31,
			Percent
(Dollars in millions)	2010	2009	Change
Provision for income taxes	$24.6	$19.9	24%
The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.
Our effective tax rate was approximately 38.2 percent and 41.5 percent for the three months ending March 31, 2010 and March 31, 2009, respectively. Our effective tax rate for both years differ from the statutory rate of 35 percent primarily due to the impact of state taxes, and for the three months ending March 31, 2009, the addition of a valuation allowance for the expected non-deductibility of securities impairment losses due to capital loss limitations and a non-recurring tax charge recorded for a reduction in our state net deferred tax assets as a result of a California tax law enacted during the three months ending March 31, 2009. These increases were partially offset by earnings in lower tax jurisdictions. The amount of tax recorded increased primarily because of an increase in our earnings for the same comparative period. See Condensed Consolidated Financial Statements, Note 11 — Income Taxes.
We evaluate our valuation allowance each quarter based on factors such as the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies, current taxable income and forecasted future taxable income. Forecasts of future taxable income are expected to be further refined during the three months ending December 31, 2010 as a result of the Company’s annual budget and goal setting process.
Net Income Per Share Attributable to Sybase, Inc. Common Stockholders

	Three Months ended March 31,
			Percent
(Dollars and shares in millions, except per share data)	2010	2009	Change
Net income attributable to Sybase, Inc.	$39.9	$28.1	42%
Percentage of total revenues	14%	10%
Basic net income per share attributable to Sybase, Inc. common stockholders	$0.49	$0.35	40%
Diluted net income per share attributable to Sybase, Inc. common stockholders	$0.45	$0.33	36%
Shares used in computing basic net income per share attributable to Sybase, Inc. common stockholders	80.7	79.8	1%
Shares used in computing diluted net income per share attributable to Sybase, Inc. common stockholders	86.5	84.5	2%

We reported net income attributable to Sybase, Inc. of $39.9 million for the three months ended March 31, 2010 compared to net income attributable to Sybase, Inc. of $28.1 million for the same period last year. The increase in net income attributable to Sybase, Inc. for the three months ended March 31, 2010 is due to the various factors discussed above.
Basic net income attributable to Sybase, Inc. common stockholders per share was $0.49 for the three months ended March 31, 2010 as compared to $0.35 for the same period in 2009. Diluted net income attributable to Sybase, Inc. common stockholders per share was $0.45 for the three months ended March 31, 2010 as compared to $0.33 for the same period in 2009.
Shares used in computing basic net income attributable to Sybase, Inc. common stockholders per share increased 1 percent for the three months ended March 31, 2010 as compared to the same period in 2009. Shares used in computing diluted net income attributable to Sybase, Inc. common stockholders per share increased 2 percent for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in the number of shares used in computing basic share count was primarily due to an increase in exercises of employee stock options, partially offset by repurchases of our common stock in the first quarter of 2009. The increase in the number of shares used in computing diluted share count was due to an increase in share count related to shares that are assumed to be issued to holders of our 2005 Notes, an increase in exercises of employee stock options, and an increase in employee stock options outstanding, partially offset by repurchases of our common stock in the first quarter of 2009. Basic and diluted earnings per share is computed pursuant to the two-class method. See Note 2 and 8 to Condensed Consolidated Financial Statements – Net income per Share Attributable to Sybase, Inc. Common Stockholders and Convertible Notes, respectively; Part I, Item I.
Shares that may be issued to holders of our convertible subordinated notes issued in 2005 due to the appreciation of our stock price are included in the calculation of diluted earnings attributable to Sybase, Inc. common stockholders per share. Approximately 3.6 million shares and 2.6 million shares were included in the calculation of the fully diluted shares outstanding for the three month periods ended March 31, 2010 and 2009 respectively. Inclusion of the assumed to be converted shares decreased earnings per share $0.02 and $0.01 for the three month periods ended March 31, 2010 and 2009, respectively. If at March 31, 2010 our closing share price was $47.62 or $1.00 greater than the $46.62 actual closing price the number of if-converted shares would have increased 87,773. However, our diluted earnings attributable to Sybase, Inc. common stockholders per share would have remained at $0.45. See Note 2 and 8 to Condensed Consolidated Financial Statements — Net Income Per Share Attributable to Sybase, Inc. Common Stockholders and Convertible Notes, respectively; Part I, Item I.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
			Percent
(Dollars in millions)	2010	2009	Change
Working capital	$734.7	$116.8	529%
Cash and cash equivalents	$1,022.7	$675.9	51%
Net cash provided by operating activities	$99.3	$97.4	2%
Net cash provided by (used for) investing activities	$12.0	$(24.6)	*
Net cash provided by (used for) financing activities	$(23.1)	$3.5	*

*	Not meaningful
Our primary source of cash is collections from our customers following the purchase of our products and services and the issuance of convertible debt. Our business activity and cash generation was strong in the three months ended March 31, 2010. We have not noted a meaningful negative impact on the cash flows generated by our business due to the macro economic environment.
On April 30, 2010 the Company retired the remaining 2005 Notes for $558.9 million in cash and issuance of 3.6 million shares of common stock valued at $169.2 million in the Company’s common stock.
Beyond the retirement of the 2005 Notes, we expect the primary use of cash to be the payment of our operating costs which consist primarily of compensation, benefits and other employee-related expenses, as well as other operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to invest in our growth initiatives, which include acquisitions of products, technology and businesses, to fund our stock repurchase program, and to meet our 2009 Note interest payment obligations.
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
Liquidity
At March 31, 2010, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $1,266.8 million, and accounts receivable of $235.2 million. On April 30, 2010 the Company retired the remaining 2005 Notes for $558.9 million in cash and issuance of 3.6 millionshares of common stock valued at $169.2 million in the Company’s common stock.
At March 31, 2010, we had $1,022.7 million invested in money market funds, commercial paper, bank time deposits, savings accounts and checking accounts. Our short-term investments totaling $244.1 million consisted principally of short-term bank deposits, corporate notes and bonds, U.S. government obligations, and marketable securities held in a Rabbi Trust under non-qualified deferred compensation plans and debt securities. See Note 5 to Condensed Consolidated Financial Statements – Cash, Cash Equivalents, and Short and Long-term Investments, Part I, Item I.
Approximately 31 percent of our cash is held outside the U.S. Approximately $93.0 million of these funds are considered permanently reinvested in our foreign operations. See Note 11 to Condensed Consolidated Financial Statements – Income Taxes, Part I, Item I. Management may, from time to time, revise its estimates of foreign subsidiaries’ earnings permanently reinvested depending on US cash needs. Such changes will correspondingly affect US taxable income and increase or decrease our tax expense. In addition, management periodically evaluates whether funds not permanently reinvested can be repatriated based on local country operating needs, foreign governmental and regulatory controls and/or dividend restrictions and the impact of any additional U.S. or foreign taxes when repatriated.
At March 31, 2010, long-term investments included auction rate securities with an aggregate estimated fair value and par value of $12.9 million and $28.9 million, respectively. These investments have failed to settle at auction since August 2007 due to a lack of market. At this time, these investments are not liquid. Based on our current cash and investment balances and expected operating cash flows, and considering our repayment of our 2005 Notes, we do not anticipate that the lack of ARS liquidity to adversely affect our ability to conduct business.
Working Capital
Working Capital increased $617.9 million (529 percent) in March 31, 2010 compared with March 31, 2009. The increase was primarily due to a $574.7 million increase in cash, cash equivalents and short-term cash investments largely related to the $269.0 million net proceeds from our issuance of the 2009 Notes and $386.0 million in cash flow from operations, offset by $80.4 million of net cash used for investing activities; and a $53.1 million decrease in the carrying value of our 2005 Notes.
Cash Flow
Net cash provided by operating activities was $99.3 million for the three months ended March 31, 2010 compared to $97.4 for the same period in 2009. The $1.9 million (2 percent) increase was primarily due to a $11.8 million increase in net income, a $14.5 million increase in non-cash expenses, offset by a $24.4 million decrease in working capital from changes in operating assets and liabilities. The primary increase in non-cash expense was a $12.6 million increase in deferred taxes. The primary working capital uses of cash included changes in accrued income taxes, accounts receivable and other accrued liabilities; partially offset by sources of cash from changes in accounts payable and deferred revenues.
Our days sales outstanding in accounts receivable decreased to 72 days for the three months ended March 31, 2010 compared to 78 days for the three months ended March 31, 2009.
Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2010 compared to a net use of $24.6 million in for the three months ended March 31, 2009. The change from net use to a net source of cash relates primarily to net proceeds of $31.8 million from maturities, sales and purchases of investments in US government and other debt instruments for the three months ended March 31, 2010 compared with a $7.5 million net purchase of investments for the same period in 2009.
Net cash used by financing activities was $23.1 million for the three months ended March 31, 2010 compared to a $3.5 million source of cash for the same period in 2009. For the three months ended March 31, 2010 cash used by financing activities was primarily due to debt extinguishments of $50.1 million, partially offset by $20.6 million in issuance of common stock and reissuance of treasury stock. For the three months ended March 31, 2009 cash provided by financing activities was primarily due to $16.8 million in issuance of common stock and reissuance of treasury stock, partially offset by treasury stock repurchases of $15.0 million.

Our Board of Directors has authorized the repurchase of our outstanding common stock from time to time, subject to price and other conditions (Stock Repurchase Program). For the three months ended March 31, 2010 we did not repurchase any outstanding common stock. Through March 31, 2010, aggregate amounts purchased under the Stock Repurchase Program totaled $866.6 million for our common stock and $50.1 million to extinguish 35,000 of our 2005 notes. Approximately $233.3 million remained available in the Stock Repurchase Program at March 31, 2010.
In response to uncertain economic climate conditions and constrained short-term credit market, we reassessed and tightened our credit extension policy in the fourth quarter of 2008. The impact of the reassessment resulted in the deferral of revenue in certain cases. The Company reevaluated market conditions and determined it is appropriate to return to its historical policy regarding credit extension for the three months ended March 31, 2010 and thereafter. This change had no material impact on the Company’s results in the first quarter of 2010.
At March 31, 2010 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. For example, in July 2008, we acquired certain businesses from Cable and Wireless and in December 2008 we acquired Paybox Solutions AG. We may decide to use cash and cash equivalents and investments to fund such activities in the future. In order to fund stock repurchases or investments we may decide to repatriate certain funds held outside the U.S. The repatriation of such funds could result in the payment of additional U.S. taxes. We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2010, we had identifiable net assets totaling $383.6 million associated with our European operations and $56.8 million associated with our Asia and Latin American operations. We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar. The related foreign currency translation gains and losses are reflected in “Accumulated other comprehensive income/ (loss)” under “Stockholders’ equity” on the balance sheet. We also experience foreign exchange transaction exposure from certain balances that are denominated in a currency other than the functional currency of the entity on whose books the balance resides. We hedge certain of these short-term exposures under a plan approved by the Board of Directors. The principal currencies hedged during 2009 were the Euro, and British Pound. For a further discussion of the effect of foreign currency fluctuations on our financial condition, see “Financial Risk Management — Foreign Exchange Risk,” below.
Revaluation of cash denominated in currencies other than US dollars had a negative impact on cash of $12.7 million for the three months ended March 31, 2010.

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
As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in Europe, Asia Pacific, and Latin America. In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period (approximately 30 days). The gains and losses on the forward contracts mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions are re-measured at month-end and all forward contracts terminate at month-end with realized gains and losses included in interest expense and other, net. Forward contracts exist for a wide variety of currency pairs. The Company enters such contracts only once a month on the last day of the month. As such, there were no unrealized gains or losses on the outstanding forward contracts as of March 31, 2010. Despite our efforts to mitigate foreign currency transaction fluctuations, there can be no guarantee the impact of currency fluctuations will not be material in the future.
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
We mitigate default risk by investing in only the safe and high-credit quality securities at the time of initial investment and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, with the exception of auction rate securities. These securities are generally classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses. Unrealized gains and losses were not material during the three months ended March 31, 2010.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at March 31, 2010 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Our management, including our CEO and CFO, also concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The material set forth in Note 13 of Notes to Condensed Consolidated Financial Statements - Litigation in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1 (A): RISK FACTORS
Future Operating Results
Our future operating results may vary substantially from period to period due to a variety of significant risks, some of which are discussed below and elsewhere in this report on Form 10-Q. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report including those regarding forward-looking statements described on page [3].
Significant variation in the timing and amount of our revenues may cause fluctuations in our quarterly operating results and an accurate estimation of our revenues is difficult.
Our operating results have varied from quarter to quarter in the past and may vary in the future depending upon a number of factors described below, including many that are beyond our control. Our revenues, particularly our new software license revenues, and our quarterly operating results can fluctuate substantially. As a result, we believe that quarter-to-quarter comparisons of our financial results should not be relied on to indicate our future performance. We operate with little or no software license backlog, and quarterly license revenues for our software businesses depend largely on orders booked and shipped in a quarter. Historically, we have recorded a majority of our quarterly license revenues in the last month of each quarter, particularly during the final two weeks. In the past we have experienced fluctuations in the purchasing patterns of our customers. Although many of our customers are larger enterprises, a trend toward more conservative IT spending and continued weakness in the economic and capital markets could result in fewer of these customers making substantial investments in our products and services in any given period. Therefore, if one or more significant orders do not close in a particular quarter, our results of operations could be materially and adversely affected.
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
In addition to the above factors, the timing and amount of our revenues are subject to a number of factors that make it difficult to accurately estimate revenues and operating results on a quarterly or annual basis. Our financial forecasts are based on aggregated internal sales forecasts which may incorrectly assess our ability to complete sales within the forecast period, due to competitive pressures, economic conditions or reduced information technology spending. In our past experience software revenues in the fourth quarter benefit from the annual renewal of maintenance and support contracts and new license orders from large enterprise customers or such customers placing orders before the expiration of budgets tied to the calendar year. In the fourth quarter of 2009 we experienced a minimal amount of transactions attributable to large enterprise customers placing software license orders before budgets expired. We cannot assure you that estimates of our revenues and operating results can be made with certain accuracy or predictability. Fluctuations in our operating results may contribute to volatility in our stock price.
Economic and credit market conditions in the U.S. and worldwide could adversely affect our revenues.
Our revenues and operating results depend on the overall demand for our products and services. If the U.S. and worldwide economies do not grow or weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.) we may be unable to maintain revenue growth. If worldwide economic conditions worsen our financial results could be materially weaker than forecast. While we have not noted significant change in buying patterns by financial services customers, the financial services industry is one of the largest markets for our products and services and decreased demand from this industry, including from consolidation in the financial services industry or from regulatory changes impacting this industry, would adversely affect our revenues and operating results.

If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.
We currently derive a significant portion of our license revenues from sales of our data management and mobile software products and services through non-exclusive distribution channels, including strategic partners, systems integrators, or SIs, original equipment manufacturers, or OEMs, and value-added resellers, or VARs. We generally anticipate that sales of our products through these channels will account for a substantial portion of our software license revenues in the foreseeable future. Because most of our channel relationships are non-exclusive, there is a risk that some or all of them could promote or sell our competitors’ products instead of ours, or that they will be unwilling or unable to effectively sell new products that we may introduce. Additionally, if we are unable to expand our indirect channels, or these indirect channels fail to generate significant revenues in the future, our business could be harmed.
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
The success of our messaging and software hosting business is highly dependent on its ability to provide reliable services to customers. These operations could be interrupted by any damage to or failure of, or insufficient capacity of, computer hardware, software or networks utilized or maintained by us, our customers or suppliers. Additionally, the failure of, or insufficient capacity of our connections and outsourced service arrangements with third parties could interrupt our services and materially adversely impact our financial performance and relations with customers, including causing liability to our customers.
Our messaging and hosting systems and operations may also be vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, natural disasters, interruption of service due to potential facility migrations, computer viruses or software defects, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events and errors by our employees or third-party service providers. As use of our messaging and hosting services increases, we must continue to expand and upgrade our systems and operations. If we do not accurately project the need for expansions and upgrades to our operations and perform such expansions and upgrades in a timely manner, our services could fail or be interrupted. Conversely, if we grow and expand our operations too quickly and overestimate demand, our operating results would be materially impaired.
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
The IT industry and the market for our core database infrastructure products and services is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market and changes in customer IT spending habits. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger technology companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. For example, Oracle recently completed its acquisition of Sun Microsystems, a large technology company which operates in the hardware and software industries. We have not seen an immediate impact from this transaction on our business but are monitoring its long term impact. This transaction and other future hardware or software acquisitions by larger technology companies could pose a significant competitive disadvantage to us. In particular, the significant purchasing and market power of larger companies may subject us to increased pricing pressures. Many of our competitors have greater financial, technical, sales and marketing resources, and a larger installed customer base than us. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. Additionally, our competitors that offer applications and middleware products may influence customer purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. To remain competitive, we must develop and promote new products and solutions, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

We may encounter difficulties in completing acquisitions or strategic relationships, and we may incur acquisition-related charges that could adversely affect our operating results.
We regularly explore possible acquisitions and other strategic ventures to expand and enhance our business. We have recently acquired a number of companies.
For example, in January 2010 we acquired certain assets from Aleri, Inc., a complex event processing software company. In December 2008 we acquired Paybox Solutions AG, a mobile payments solutions provider. In July 2008 we acquired Cable & Wireless’ international inter-operator MMS hubbing service, or MMX, and obtained the exclusive rights to market and sell mobile data roaming services. In November 2006 we acquired Mobile 365, Inc. We expect to continue to pursue acquisitions of complementary or strategic business product lines, assets and technologies.
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
We do not amortize goodwill but evaluate goodwill recorded in connection with acquisitions at least annually for impairment. As of March 31, 2010, we had approximately $530.1 million of goodwill recorded on our balance sheet, none of which was determined to be impaired as of that date. Goodwill impairments are based on the value of our reporting units, and reporting units that previously recognized impairment charges are prone to additional impairment charges if future revenue and expense forecasts or market conditions worsen after an impairment is recognized. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. Purchased indefinite lived intangible assets, such as purchased technology and trade names, are also subject to similar impairment testing. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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

If our existing customers cancel or fail to renew their software license updates and product support agreements, our software license updates and product support revenues could be adversely affected.
We currently derive a significant portion of our overall revenues from software license updates and product support services, which are included in service revenues. The terms of our standard software license arrangements provide for the payment of license fees and prepayment of first-year software license updates and product support fees. Support is renewable annually at the option of the end user. We have experienced increasing pricing pressure from customers when purchasing or renewing software license updates and product support agreements and the current economic and credit environment may cause further increased pricing pressure from customers. This pressure may result us reducing support fees or in lost support fees if we refuse to reduce our pricing, either of which could result in reduced revenue. If our existing customers cancel or fail to renew their software license updates and product support agreements, or if we are unable to generate additional support fees through the license of new products to existing or new customers, our business and future operating results could be adversely affected.
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
The length of our sales cycles varies significantly from product to product. The sales cycle for some of our data management and mobile software products can take up to 18 months to complete. Any delay or unanticipated acceleration in the closing of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction; our customers’ financial condition, liquidity or ability to access credit markets; the level of competition that we encounter in our selling activities; and our potential customers’ internal budgeting process. Our sales cycle can be further extended for product sales made through third party distributors. As a result of the lengthy sales cycle, we may expend significant efforts over a long period of time in an attempt to obtain an order, but ultimately not complete the sale, or the order ultimately received may be smaller than anticipated.
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
As of March 31, 2010, we had an aggregate par value of $28.9 million invested in six auction rate securities, or ARS. Certain of the ARS may have direct or indirect investments in mortgages, mortgage related securities, or credit default swaps. As of March 31, 2010, the fair value of these ARS totaled $12.9 million.
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
Since 2000, we have implemented several restructuring plans in an effort to align our expense structure to our expected revenue. As a result of these restructuring activities, we have recorded gross restructuring charges totaling approximately $121.0 million through March 31, 2010. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected.
If we have overestimated demand for our products and services in our target markets, or if we are unable to coordinate our sales efforts in a focused and efficient way, our business and prospects could be materially and adversely affected. Our operations have evolved significantly during the past few years to keep pace with new and developing markets and changing business environments. In January 2009 we integrated the product marketing groups for IPG, iAS and Sybase 365 into our Worldwide Marketing Operations under the leadership of Raj Nathan. At that time we commenced the integration of certain back office functions in order to reduce overlap between business operations. In January 2010 we integrated the iAS engineering team into our IPG engineering team. At this time we also restructured our operating segments to form our Software License and Services segment and our Messaging and Hosted Software segment. Other organizational changes in our business could have a direct effect on our results of operations depending on whether and how quickly and effectively our employees and management are able to adapt to and maximize the advantages these changes are intended to create. We cannot assure that these or other organizational changes in our sales or divisional model will result in any increase in revenues or profitability, and they could adversely affect our business.
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
We derive a substantial portion of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In the three months ended March 31, 2010, revenues outside North America represented 50 percent of our total revenues. As a result of our international operations, we are affected by economic, regulatory and political conditions in foreign countries, including:
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
At the time of such conversion or any redemption of the 2009 Notes we may have insufficient financial resources or may be unable to arrange financing to pay for the conversion value of all 2009 Notes tendered for conversion. Our reduced cash balance following conversion or redemption of either the 2005 or 2009 Notes may adversely impact our financial flexibility and our ability to pursue strategic investments.
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
Recent changes in applicable accounting rules for convertible notes require interest expense to be imputed at fair value as of the debt issuance date. This resulted in increases in previously reported and future interest expense and reductions in our net income in prior and future years. See Note One – “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, Part II, Item 8 of the Company’s Form 10-K for the year ended December 31, 2009 for discussion of the accounting rule changes and a table reconciling the previously reported results to the retrospectively adjusted results.
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
As of March 31, 2010, we had identified net assets totaling $383.6 million associated with our Europe, Middle East and Africa, or EMEA, operations, and $56.8 million associated with our Asia Pacific and Latin America operations. Accordingly, we may experience fluctuations in operating results as a result of translation gains and losses associated with these asset and liability values. In order to reduce the effect of foreign currency fluctuations on our and certain of our subsidiaries’ balance sheets, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Specifically, we enter into forward contracts with a maturity of approximately 30 days to hedge against the foreign exchange exposure created by certain balances that are denominated in a currency other than the principal reporting currency of the entity recording the transaction. The gains and losses on the forward contracts are intended to mitigate the gains and losses on these outstanding foreign currency transactions and we do not enter into forward contracts for trading purposes. However, our efforts to manage these risks may not be successful. Failure to adequately manage our currency exchange rate exposure could adversely impact our financial condition and results of operations.
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
We attempt to protect our intellectual property rights in the United States and in selected foreign countries through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) and registrations of selected patent, trademark and copyright rights in selected jurisdictions, as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent third parties from copying or reverse engineering our products, from engaging in other unauthorized use of our technology, or from independently developing and marketing products or services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. We may elect or be unable to obtain or maintain certain protections for certain of our intellectual property in certain jurisdictions, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign laws concerning intellectual property rights. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. As an example, Sybase filed a complaint against Vertica Systems, Inc., on January 30, 2008 in the Eastern District of Texas, alleging infringement of Sybase’s patent #5,794,229 (entitled “Database System with Methodology for Storing a Database Table by Vertically Partitioning All Columns of the Table”), and filed a second complaint against Vertica Systems, Inc. on December 1, 2009 in the U.S. District Court for the Northern District of California, alleging infringement of Sybase’s U.S. Patent #5,794,228 (entitled “Database System with Buffer Manager Providing Per Page Native Data Compression and Decompression”) (“the ‘228 Patent”). On March 18, 2010, Vertica filed a complaint for declaratory judgment against Sybase in the U.S. District Court for the Eastern District of Texas, seeking a declaration that Vertica does not infringe any valid claim of the ‘228 Patent. Such actions could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.
If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete.
Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties. We are currently litigating with different parties regarding claims that our products or services violate their patents, we have in the past received similar claims and it is likely that such claims will be asserted in the future. See Note 13 to Condensed Consolidated Financial Statements – Litigation, Part I, Item I, for a discussion of our patent litigation with Telecommunications Systems, Inc. In May 2005, we received a claim from TeliaSonera alleging that iAnywhere’s product now known as Answers Anywhere infringes a TeliaSonera patent issued in Finland. We are currently involved in litigation in Finland regarding the ownership of the patent on which the claim is based. The court ruled that TeliaSonera does own the patent. Sybase has appealed that ruling. In February 2006, two Financial Fusion product customers received claims from a patent licensing company, Ablaise, Ltd., alleging that the customers’ websites are infringing (although Ablaise later withdrew that charge as to one of the two). Financial Fusion filed a declaratory judgment action against Ablaise in the Northern District of California which is ongoing. The customers’ websites are or were based in part on our products and the customers tendered defense of the claims to us under their contractual indemnification provisions. That matter was stayed by the court until the first to occur of resolution of an ex parte reexamination proceeding in the Patent and Trademark Office, filed by an anonymous party that seeks to invalidate the disputed patent, or until the disputed patent is declared invalid by a District of Columbia court handling litigation of the same patent between Ablaise and Dow Jones. The court in the Dow Jones dispute entered a motion for summary judgment invalidating all of the patent claims that were asserted against Sybase; Ablaise has appealed that ruling. The court has continued its stay of the Sybase dispute pending resolution of the appeal in the Dow Jones appeal or the reexamination proceedings. In November 2008, Sybase and co-defendant Informatica Corporation were sued by Data Retrieval LLC for alleged infringement by Sybase’s ETL component of Data Integration Suite of U.S. Patents #6,026,392 and 6,631,382, (both entitled “Data Retrieval Method and Apparatus with Multiple Source Capability”). On February 5, 2010, TecSec, Incorporated filed a patent infringement lawsuit against Sybase, Inc. and 12 other defendants in the Eastern District of Virginia. Eleven TecSec patents are asserted in the lawsuit, but only four of them were originally asserted against Sybase: US Patents # 5,369,702; 5,680,452; 5,717,755; and 5,898,781 (all entitled “Distributed Cryptographic Object Method”). The products identified in TecSec’s complaint as allegedly infringing these patents are ASE versions 12.5.3A+ and 15.x; Advantage Database Server versions 6.x, 7.x, 8.x and 9.x; SQL Anywhere versions 9.x, 10.x and 11.x; Sybase IQ versions 12.7, 15.0 and 15.1; and any other Sybase products that include the ability to perform sub-file, object – based encryption. On April 19, 2010, TecSec filed a first amended complaint adding allegations that the above products infringe TecSec’s U.S. Patent #6,694,433 (entitled “XML Encryption Scheme”), and adding “at least the current version of EAServer” as a product alleged to infringe all five of the above-identified patents. In addition, Sybase from time to time receives indemnity demands from customers involved in patent litigation.
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
We rely on our network and data center infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. We are continually investing resources to update and improve these systems and environments in order to meet the growing requirements of our business and customers. For example, in December 2009 we purchased an ERP system from SAP and intend to start implementation of the system in 2010. The objectives of this implementation are to improve the efficiency of operations for Sybase and to reduce the number of disparate and legacy systems we use. Unsuccessful implementation of hardware or software technologies or future updates and improvements could result in disruption in our business operations, loss of revenue or damage to our reputation.

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
In May 2008, the Financial Accounting Standards Board, or FASB, amended existing guidance pertaining to convertible debt. The amendments require issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity (conversion feature) components of the instruments and became effective January 1, 2009. Retrospective adoption was required. As a result, interest expense is retrospectively imputed and recognized based upon the issuer’s nonconvertible debt borrowing rate, which results in lower net income. Our 2005 Notes with a stated interest rate of 1.75% due 2025 issued in February 2005 and our 2009 Notes with an interest rate of 3.50% due 2029 issued in August 2009 are both subject to the amendments. Prior to the amendments, the guidance provided that no portion of the proceeds from the issuance of the instruments should be attributable to the conversion feature. Upon adoption of the amendments on January 1, 2009, we recorded a debt discount, which was amortized to interest expense through February 22, 2010, representing the first date on which holders of the 2005 Notes may require us to repurchase all or a portion of their notes. In addition, we retrospectively recorded a non cash increase in interest expense for 2007 and 2008 of $16.8 million and $17.8 million, respectively relating to the 2005 Notes. This resulted in a retrospective noncash after tax reduction in diluted earnings per common share of approximately $0.10 and $0.12 in 2007 and 2008, respectively. In addition, the carrying amount of the 2005 Notes was retrospectively adjusted to reflect a discount of $85.0 million on the date of issuance, with an offsetting increase in additional paid-in capital of $51.0 million and deferred tax liability of $34.0 million. The carrying amount of the 2009 Notes reflects a discount of $75.5 million on the date of issuance, with an offsetting increase in additional paid-in capital of $46.5 million and deferred tax liability of $29.0 million.
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
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for US beginning July 1, 2010, with earlier adoption permitted. Under the new guidance arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the potential impact of the provisions of this new guidance on our financial statements.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2010, the Company did not make repurchases of its Common Stock.

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

May 7, 2010	SYBASE, INC.
	By	/s/ JEFFREY G. ROSS
Jeffrey G. Ross
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ KEITH JENSEN
Keith Jensen
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002