Form 10-K/A
period 2009-12-31
SYBASE INC
filed 2010-08-06
CIK 768262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Sybase, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to our Form 10-K for the year ended December 31, 2009 originally filed with the Securities and Exchange Commission on February 26, 2010 (the “Original 2010 Form 10-K”) solely for the purpose of (i) correcting certain language in Item 9A regarding the evaluation of the Company’s disclosure controls and procedures and (ii) furnishing new Section 302 and 906 certifications as the 906 certification filed with the Original 2010 Form 10-K was inadvertently undated.
No other item or disclosures appearing in our Original 2010 Form 10-K are affected by this Amendment other than those matters specifically described above. This Amendment is presented as of the filing date of the Original 2010 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the United States Securities and Exchange Commission subsequent to the date of the Original 2010 Form 10-K, including any amendments to those filings.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures at December 31, 2009 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Our management, including our CEO and CFO, also concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No. 1 Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

SYBASE, INC.
	By:	/S/ JOHN S. CHEN
August 6, 2010		John S. Chen
Chairman of the Board, Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Reorganization dated as of November 29, 1999, among the Company, On-Line Financial Services, Inc., and Home Financial Network, Inc.

2.2 (2)	Agreement and Plan of Merger dated as of February 20, 2001, among the Company, New Era of Networks, Inc., and Neel Acquisition Corp.

2.3 (3)	Agreement and Plan of Merger dated as of December 19, 2002, by and among the Company, Seurat Acquisition Corporation and AvantGo, Inc.

2.4 (12)	Agreement and Plan of Merger dated as of July 28, 2005, by and among the Company, Ernst Acquisition Corporation and Extended Systems Incorporated.

2.5 (19)	Agreement and Plan of Merger dated as of September 5, 2006, by and among Sybase, Inc., Monaco Acquisition Corporation, Mobile 365, Inc., and with respect to Section 6.16(e), Article VIII and Article X only, John Backus.

3.1 (4)	Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Certificate of Rights, Preferences & Privileges of Series A Participating Preferred Stock of Sybase, Inc.

3.2 (11)	Amended and Restated Bylaws of the Company as of May 6, 2009.

4.1 (6)	Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.2 (7)	Amendment No. 1 dated as of February 14, 2005 to the Preferred Share Rights Agreement dated as of July 31, 2002 between the Company and American Stock Transfer and Trust Co.

4.3 (8)	Indenture dated as of February 22, 2005 between the Company and U.S. Bank National Association, as Trustee (including form of 1.75% Convertible Subordinated Notes due 2025).

4.4 (8)	Registration Rights Agreement dated as of February 22, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

4.5 (27)	Indenture dated as of August 4, 2009 between the Company and U.S. Bank National Association, as Trustee (including form of 3.50% Convertible Senior Notes due 2029).

10.1 (9)*	New Era of Networks, Inc. Amended and Restated 1995 Stock Option Plan.

10.2 (9)*	New Era of Networks, Inc. 1998 Nonstatutory Stock Option Plan.

10.3 (10)*	1988 Stock Option Plan and Forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

10.4 (26)*	Form of Notice of Stock Option Grant and Agreement.

10.5 (22)*	Sybase, Inc. 401(k) Plan, as amended.

10.6 (22)*	Amendment No. 2 to the Sybase, Inc. 401(k) Plan dated December 22, 2005.

Exhibit No.	Description

10.7 (14)*	Sybase, Inc. 1992 Director Stock Option Plan, as amended.

10.8 (9)*	Sybase, Inc. 2001 Director Stock Option Plan.

10.9 (5)*	Executive Deferred Compensation Plan, as amended December 5, 2003.

10.10 (22)*	Amendment No. 1 to the Executive Deferred Compensation Plan, dated November 3, 2005.

10.11 (9)*	Sybase, Inc. 1996 Stock Plan, as amended.

10.12 (21) *	Form of Indemnification Agreement

10.13 (13)*	Form of Amended and Restated Change of Control Agreement (standard version).

10.14 (13)*	Form of Amended and Restated Change of Control Agreement (enhanced version).

10. 15(20) *	Amended and Restated 1991 Employee Stock Purchase Plan, as amended February 2, 2005 and Amended and Restated 1991 Foreign Subsidiary Employee Stock Purchase Plan, as amended February 2, 2005.

10.15 (13)*	Second Amended and Restated Employment Agreement between the Company and John S. Chen dated as of December 18, 2007.
10.17 (13)*	Amended and Restated Change of Control Agreement between the Company and John Chen dated December 18, 2007.

10.18 (18)*	Amended and Restated Sybase, Inc. 1999 Nonstatutory Stock Plan.

10.19 (16)*	InphoMatch, Inc. 2000 Equity Incentive Plan, Mobile 365, Inc. 2004 Equity Incentive Plan and MobileWay, Inc. 2000 Stock Option Plan.

10.20 (17)	Corporate Headquarters Lease, dated January 28, 2000, between the Company and WDS-Dublin, LLC, as amended on November 29, 2000, and December 13, 2001.

10.21 (14)	Amendment to Corporate Headquarters Lease, dated December 13, 2001, between the Company and WDS-Dublin, LLC.

10.22 (17)	Trust Agreement dated May 1, 2000 between Fidelity Management Trust Company and the Company for administration of the Sybase Executive Deferred Compensation Plan.

10.23 (5)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan.

Exhibit No.	Description

10.24 (22)	Second Amendment to May 1, 2000 Trust Agreement between Fidelity Management Trust Company and the Company for administration of Sybase Executive Deferred Compensation Plan, dated as of February 11, 2005.

10.25 (5)	November 17, 2003 Letter Agreement between Fidelity Management Trust Company and Sybase, Inc. for administration of the Sybase Executive Deferred Compensation Plan.

10.26 (17)*	Financial Fusion, Inc. 2000 Stock Option Plan.

10.27 (14)*	Financial Fusion, Inc. 2001 Stock Option Plan.

10.28 (14)*	iAnywhere Solutions, Inc. Stock Option Plan.

10.29 (26)*	Form of Notice of Grant and Restricted Stock Purchase Agreement.

10.30 (23)*	Letter dated February 10, 2010 to John S. Chen regarding 2010 compensation.

10.31 (26)*	Executive Tax Preparation, Financial Planning and Legal Services Program for Section 16 Officers, effective as of February 20, 2008.

10.32 (5)*	Summary Plan Description for Sabbatical Leave Plan of Sybase, Inc., as Amended and Restated as of May 1, 2003.

10.33 (28)*	Amended and Restated Sybase, Inc. 2003 Stock Plan.

10.34 (23)*	Letter dated February 9, 2010 to Jeffrey Ross regarding 2010 compensation.

10.35 (23)*	Letter dated February 9, 2010 to Marty Beard regarding 2010 compensation.

10.36 (23)*	Letter dated February 9, 2010 to Raj Nathan regarding 2010 compensation.

10.37 (23)*	Letter dated February 9, 2010 to Steve Capelli regarding 2010 compensation.

10.38 (23)*	Summary of Vesting Terms for 2010 Grants to Chen, Ross, Beard, Nathan and Capelli.

10.39 (21)	Purchase Agreement, dated February 15, 2005 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.

10.40 (25)	Agreement, dated February 25, 2008, between the Company and Sandell Asset Management Corp. and its affiliated entities.

12**	Computation of Ratio of Earnings to Fixed Charges

21**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24 (24)	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14 or 15d-14, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management Contract or Compensatory Plan.

**	Previously filed.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3 filed on January 31, 2000.

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-4 filed March 15, 2001.

(3)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the Securities and Exchange Commission on December 30, 2002.

(4)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 5, 2002.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed on February 17, 2005.

(8)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 22, 2005.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 19, 2001.

(10)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(12)	Incorporated by reference to the Exhibits filed with the Schedule 13D the Company filed August 8, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on December 20, 2007.

(14)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 20, 1999.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 9, 2007.

(17)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on August 25, 2004.

(19)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on September 9, 2006.

(20)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 filed on July 29, 2005.

(21)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(22)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(23)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 12, 2010.

(24)	Incorporated by reference to the signature page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(25)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on February 26, 2008.

(26)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(27)	Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K filed on August 4, 2009.

(28)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009